Form 10-Q
period 1995-09-30
BURLINGTON NORTHERN SANTE FE CORP
filed 1995-11-13
CIK 934612

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from                       to
                      Commission file number     1-11535


                   BURLINGTON NORTHERN SANTA FE CORPORATION
            (Exact name of registrant as specified in its charter)


             Delaware                                 41-1804964
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)


3800 Continental Plaza, 777 Main St.
Fort Worth, Texas                                     76102-5384
(Address of principal executive offices)              (Zip Code)


                                (817) 333-2000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes__X__    No_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                     Outstanding
Common stock, $.01 par value
      as of October 31, 1995                       142,123,737 shares

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                              TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION                              Page
                                                              ----

  Item 1.  Financial Statements                                  1

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                11



PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                    23

  Item 2.  Changes in Securities                                29

  Item 6.  Exhibits and Reports on Form 8-K                     29

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                          1995      1994      1995      1994
                                        --------  --------  --------  --------

Revenues                                $  1,460  $ 1,249   $  4,091  $ 3,651

Operating expenses:
  Compensation and benefits                  464      437      1,404    1,310
  Equipment rents                            120       97        352      314
  Purchased services                         111      120        325      352
  Fuel                                       109       95        307      267
  Depreciation and amortization              109       91        307      267
  Materials                                   78       70        227      225
  Other                                       98      110        288      327
  Merger and severance                       106        -        148        -
                                        --------  --------  --------  --------
    Total operating expenses               1,195    1,020      3,358    3,062
                                        --------  --------  --------  --------

Operating income                             265      229        733      589
Interest expense                              52       40        145      118
Other income (expense), net                   16       (1)        31       (7)
                                        --------  --------  --------  --------

Income before income taxes                   229      188        619      464
Income tax expense                            90       73        242      180
                                        --------  --------  --------  --------
Income before cumulative effect of
  change in accounting method                139      115        377      284
Cumulative effect of change in
  accounting method, net of tax                -        -          -      (10)
                                        --------  --------  --------  --------
Net income                              $    139  $   115   $    377  $   274
                                        ========  ========  ========  ========

Primary earnings per common share:
  Income before cumulative effect of
    change in accounting method         $   1.38  $  1.22   $   3.90  $  2.97
  Change in accounting method                  -        -          -     (.11)
                                        --------  --------  --------  --------
    Primary earnings per common share   $   1.38  $  1.22   $   3.90  $  2.86
                                        ========  ========  ========  ========

  Average shares (in thousands)           96,870   90,167     92,685   90,230

Fully diluted earnings per common
  share:
  Income before cumulative effect
    of change in accounting method      $   1.34  $  1.18   $   3.76  $  2.92
  Change in accounting method                  -        -          -     (.11)
                                        --------  --------  --------  --------
    Fully diluted earnings per
      common share                      $   1.34  $  1.18   $   3.76  $  2.81
                                        ========  ========  ========  ========

  Average shares (in thousands)          104,311   97,507    100,496   97,571

Dividends declared per common share     $    .30  $   .30   $    .90  $   .90






See accompanying notes to consolidated financial statements.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                ASSETS                        September 30, December 31,
                                                    1995      1994
                                                  --------  -------

Current assets:
  Cash and cash equivalents                       $    62   $   27
  Accounts receivable, net                            766      697
  Materials and supplies                              218      100
  Current portion of deferred income taxes            297      156
  Other current assets                                 71       32
                                                  --------  -------
    Total current assets                            1,414    1,012

Property and equipment, net                        16,019    6,311
Other assets                                          922      269
                                                  --------  -------
    Total assets                                  $18,355   $7,592
                                                  ========  =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities  $ 2,132   $1,325
  Long-term debt and commercial paper due
    within one year                                   154      122
                                                  --------  -------
    Total current liabilities                       2,286    1,447

Long-term debt and commercial paper                 4,164    1,697
Deferred income taxes                               4,479    1,456
Casualty and environmental reserves                   637      416
Other liabilities                                   1,431      339
                                                  --------  -------
    Total liabilities                              12,997    5,355
                                                  --------  -------

Stockholders' equity:
  Convertible preferred stock and additional
    paid-in capital, $.01 par value,
    $344 liquidation value; 25,000,000 shares
    authorized; 6,900,000 shares issued;
    6,878,607 shares and 6,900,000 shares
    outstanding, respectively                         336      337
  Common stock, $.01 par value, 300,000,000
    shares authorized; 141,875,749 shares and
    89,329,259 shares issued, respectively              1        1
  Additional paid-in capital                        4,250    1,443
  Retained earnings                                   792      485
  Other                                               (21)     (29)
                                                  --------  -------
    Total stockholders' equity                      5,358    2,237
                                                  --------  -------
    Total liabilities and stockholders'
      equity                                      $18,355   $7,592
                                                  ========  =======













See accompanying notes to consolidated financial statements.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                                       Nine Months Ended
                                                          September 30,
                                                          1995     1994
                                                        --------  ------

Cash flows from operating activities:
  Net income                                            $   377   $ 274
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting method        -      10
      Depreciation and amortization                         307     267
      Deferred income taxes                                  51      73
      Other, net                                             38     (16)
      Changes in current assets and liabilities,
        excluding SFP assets/liabilities acquired:
        Accounts receivable, net                            (21)    (20)
        Materials and supplies                              (39)    (28)
        Other current assets                                (19)   (102)
        Accounts payable and other current liabilities      156     131
                                                        --------  ------
Net cash flow from operating activities                     850     589
                                                        --------  ------

Cash flows from investing activities:
  Purchase of SFP, net of cash acquired                    (488)     (4)
  Additions to property and equipment                      (572)   (503)
  Other, net                                                 (3)      8
                                                        --------  ------
Net cash flow from investing activities                  (1,063)   (499)
                                                        --------  ------

Cash flows from financing activities:
  Net increase in commercial paper                          524      44
  Proceeds from issuance of long-term debt                  522     149
  Payments on long-term debt                               (713)   (191)
  Dividends paid                                            (97)    (96)
  Other, net                                                 12       4
                                                        --------  ------
Net cash flow from financing activities                     248     (90)
                                                        --------  ------

Increase in cash and cash equivalents                        35       -
Cash and cash equivalents:
  Beginning of period                                        27      17
                                                        --------  ------
  End of period                                         $    62   $  17
                                                        ========  ======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized             $   132   $ 108
  Income taxes paid, net of refunds                         161      54
  Assets financed through capital lease obligations           4      50
  Noncash consideration for purchase of SFP:
    Net assets acquired                                 $ 3,319
    Cash paid                                              (532)
    Cash acquired                                            26
                                                        --------
      Noncash consideration                             $ 2,813
                                                        ========








See accompanying notes to consolidated financial statements.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. Acquisition of Santa Fe Pacific Corporation

Burlington Northern Santa Fe Corporation (BNSF) was incorporated in Delaware on December 16, 1994, for the purpose of effecting a business combination between Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (SFP). The accompanying BNSF consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994 and cash flows for the nine-month periods ended September 30, 1995 and 1994 reflect BNI's historical results for such periods and SFP's results from September 22, 1995 through September 30, 1995. The accompanying BNSF balance sheet reflects (i) BNI historical amounts at December 31, 1994 and (ii) BNI historical amounts plus assets and liabilities of SFP at September 30, 1995, including the fair value write-up of SFP resulting from purchase accounting.

On June 29, 1994, BNI and SFP entered into an Agreement and Plan of Merger (as amended by amendments as of October 26, 1994, December 18, 1994, January 24, 1995 and September 19, 1995, the Merger Agreement) pursuant to which, on the terms and conditions set forth in the Merger Agreement, SFP would merge with BNI (effected in the manner set forth below, the Merger). Stockholders of BNI and SFP approved the Merger Agreement at special stockholders' meetings held on February 7, 1995. On August 23, 1995, the Interstate Commerce Commission issued a written decision approving the Merger and on September 22, 1995 the Merger was consummated.

Pursuant to the Merger Agreement, on December 23, 1994, BNI and SFP commenced tender offers (together, the Tender Offer) to acquire 25 million and 38 million shares of SFP common stock, respectively, at $20 per share in cash. During the first quarter of 1995, SFP borrowed $1.0 billion under a credit facility (the SFP Credit Facility) of which $760 million of the proceeds were used to purchase the 38 million shares pursuant to the Tender Offer. In addition, BNI borrowed $500 million under a credit facility (the BNI Tender Offer Facility) of which the proceeds were used to finance BNI's purchase of 25 million shares of SFP common stock in the Tender Offer. Funding of the Tender Offer was completed on February 21, 1995.

Prior to consummation of the Merger, BNI accounted for the $500 million investment in SFP under the cost method. Upon consummation of the Merger, BNI's equity in earnings of SFP prior to the Merger of $16 million was recorded as other income.

Also, pursuant to the Merger Agreement, BNI and SFP were entitled to elect to consummate the Merger through the use of one of two possible structures: (i) a merger of SFP with and into BNI and (ii) the Holding Company Structure described below. To ensure that the transaction contemplated by the Merger Agreement qualified as a tax-free transaction for federal income tax purposes, the parties utilized the Holding Company Structure.

Under the Holding Company Structure, BNSF created two subsidiaries. One such subsidiary merged with and into BNI, and the other such subsidiary merged with and into SFP. Each holder of one share of BNI common stock received one share of BNSF common stock and each holder of one share of SFP common stock, excluding the SFP common stock acquired by BNI in the Tender Offer and the SFP common stock held by SFP as treasury stock, received 0.41143945 shares of BNSF common stock, which reflects the effects of the Repurchase Program discussed below. The SFP common stock acquired by BNI in the Tender Offer remains outstanding and the SFP common stock held by SFP as treasury stock will be canceled. The rights of each stockholder of BNSF are substantially identical to the rights of a stockholder of BNI, and the Holding Company Structure has the same economic effect with respect to the stockholders of BNI and SFP as would a direct merger of BNI and SFP.

Under the Repurchase Program as set forth in the Merger Agreement, SFP was permitted, at its discretion and subject to certain financial and performance criteria of SFP set forth in its credit agreement and the Merger Agreement (including minimum cash flows, cash capital expenditures and maximum total debt), to repurchase up to 10 million shares of SFP common stock prior to consummation of the Merger. In the Merger Agreement, the exchange ratio of BNSF common shares for each share of outstanding SFP common stock upon consummation of the Merger was set at not less than 0.40 shares, with repurchases under the Repurchase Program increasing the exchange ratio pro rata to not more than 0.4347 shares. As of September 22, 1995, the date of consummation, SFP had repurchased approximately 3.6 million shares which, along with the effect of SFP stock options exercised, resulted in the final exchange ratio of 0.41143945 shares.

The business combination with SFP was accounted for by the purchase method. As such, the accompanying consolidated financial statements include assets, liabilities and financial results of SFP after Merger consummation. The following summarizes the purchase price (dollars in millions, except per share data, and shares in thousands):


BNI investment in SFP                                   $  516

Shares of SFP common stock outstanding at
  September 22, 1995                          151,396
Less SFP shares held by BNI                   (25,000)
                                           -----------
Remaining SFP shares outstanding              126,396
Exchange Ratio                              .41143945
                                           -----------
Shares of BNSF common stock issued             52,004
Per share value of BNSF common stock       $       51
                                           -----------

Total value of BNSF common stock issued                  2,652
Value of outstanding SFP stock options                     119
BNI direct acquisition costs                                32
                                                        ------
Purchase price                                          $3,319
                                                        ======


The purchase price was calculated based on an estimated fair value of BNSF common stock of $51 per share. The fair value was determined from the average of the daily closing prices of BNI common stock for the five trading days immediately preceding and the five trading days immediately following approval of the Merger by BNI and SFP shareholders which occurred on February 7, 1995. The effects of the acquisition on the consolidated balance sheet, including the fair value adjustments, were as follows (dollars in millions):


Property and equipment, net  $ 9,425
Other assets                     851
Deferred income taxes         (2,936)
Long-term debt                (2,034)
Other liabilities             (1,987)
                             --------
Net assets acquired          $ 3,319
                             ========


The purchase price allocation includes a $120 million increase in other liabilities for anticipated nonrecurring costs and expenses for severance and relocation of prior SFP employees. This amount reflects BNSF's best current estimate of such costs. Changes to this liability may affect the final purchase price allocation.

The pro forma results listed below were prepared as if the Merger had occurred on January 1, 1994 and include the historical results of BNI and SFP, excluding the combined after tax effect of $42 million for merger-related costs expensed by BNI and SFP in 1995. Additionally, the pro forma results for both periods include the estimated effects of purchase accounting adjustments and the Tender Offer. Pro forma adjustments reflecting anticipated merger benefits are not included. This unaudited pro forma information is not necessarily indicative of the results of operations that might have occurred had the Merger actually taken place on the date indicated, or of future results of operations of the combined entities (dollars in millions, except per share data):

                                    Nine months ended
                                      September 30,
                                      1995    1994
                                     ------  ------

Revenues                             $6,078  $5,621
Income from continuing operations       491     363
Net income                              491     376
Primary earnings per share:
  Income from continuing operations  $ 3.27  $ 2.46
  Net income                           3.27    2.55
Fully diluted earnings per share:
  Income from continuing operations  $ 3.20  $ 2.44
  Net income                           3.20    2.53


2. Accounting policies and interim results

The 1994 Annual Reports on Forms 10-K for BNI and its majority-owned subsidiaries and SFP and its majority-owned subsidiaries should be read in conjunction with this Form 10-Q. The principal subsidiary of BNI is Burlington Northern Railroad Company (BNRR). The principal subsidiary of SFP is The Atchison, Topeka and Santa Fe Railway Company (ATSF). The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's financial position as of September 30, 1995 and December 31, 1994 and the results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 and cash flows for the nine-month periods ended September 30, 1995 and 1994 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

3. Merger and severance expenses

During the second quarter of 1995, BNI engaged in formal evaluations of certain of its non-union work force requirements. Involuntary and voluntary separation programs were announced which resulted in the elimination of approximately 450 non-union employees in the third quarter. As a result, expenses of $106 million were recorded for employee separation programs in the third quarter, of which approximately $25 million resulted from pension curtailments and related special termination benefits.

For the nine months ended September 30, 1995, merger and severance expenses were $148 million, including $24 million for the vesting of restricted stock held by certain officers and employees of BNI upon approval of the Merger by the stockholders in February 1995. At the time of vesting, unearned compensation associated with the restricted stock, previously included in stockholders' equity, was charged to expense. The remaining merger and severance expenses of $18 million were the result of other non-union involuntary separation programs completed in 1995.

BNSF expects to record additional expenses in the fourth quarter of 1995 related to additional personnel and asset rationalizations resulting from the Merger; however, the amount of these expenses are presently not known. Additional expenses may be recorded in periods subsequent to 1995 for similar
items.    At the present time, the timing of and amount of any such subsequent expenses is not known.


4. Stockholders' equity

Pursuant to the terms of the Merger Agreement, on September 22, 1995, BNSF issued 141,866,851 shares of common stock, $.01 par value, of which 89,862,751 shares were exchanged for the outstanding shares of BNI common stock and 52,004,100 were exchanged for the outstanding shares of SFP common stock, excluding the SFP common stock acquired by BNI in the Tender Offer. In addition, on September 22, 1995, all of the outstanding BNI no par value cumulative convertible preferred stock was converted to 6,878,607 shares of BNSF 6 1/4% Cumulative Convertible Preferred Stock, $.01 par value.

As a result of the Merger, certain investments in third parties held by both BNI and SFP, which were previously recorded on the cost method, were converted to the equity method due to BNSF's combined ownership position and ability to exercise significant influence. As such, $26 million, which is net of deferred taxes of $17 million, was recorded as an increase to retained earnings to reflect BNI's undistributed equity in earnings since initial investment. SFP's investments were adjusted to fair value upon the application of purchase accounting.

In accordance with the Merger Agreement, the outstanding SFP stock options were converted to BNSF stock options upon consummation of the Merger, which resulted in 5.3 million BNSF stock options. As of September 30, 1995, BNSF had a total of 9.9 million stock options outstanding at an average exercise price of $36.77.

On October 19, 1995, the BNSF board of directors voted to redeem BNSF's 6 1/4% Cumulative Convertible Preferred Stock, Series A, $.01 par value, effective December 26, 1995, at the redemption price of $52.1875 per share and declared a dividend which, when paid, will be 74.65 cents per share (representing the normal quarterly dividend of 78.125 cents per share pro rated up to the effective redemption date) to holders of record on December 7, 1995. The dividend will be payable on January 2, 1996. A significant cash requirement is not expected for redemption of the convertible preferred stock. It is anticipated that most holders of this preferred stock will elect to convert their shares into BNSF common stock as the current price of BNSF's common stock is significantly higher than the redemption price.

5. Environmental reserves and other contingencies

BNSF's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF's operating procedures include practices to protect the environment from the environmental risks which are inherent in railroad operations which frequently involve transporting chemicals and other hazardous materials. Amounts expended relating to such practices are inextricably contained in the normal day-to-day costs of BNSF's business operations.

Many of BNSF's land holdings are and have been used for industrial or transportation related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNSF has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 30 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when BNSF's liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for clean-up, and historical trend analyses.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 315 sites, including the Superfund sites, at which it is being asked to participate in the study and/or clean-up of the environmental contamination. BNI paid approximately $20 million during the nine months ended September 30, 1995 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. SFP payments for the nine days ending September 30, 1995 were not material. BNSF has accruals of approximately $240 million for remediation and restoration of all known sites, including $230 million pertaining to mandated sites, of which approximately $55 million relates to the Superfund sites. BNSF anticipates that the majority of the accrued costs at September 30, 1995 will be paid over the next five years, with approximately $15 million of payments occurring during the remainder of the year. No individual site is considered to be material. Recoveries received from third parties, net of legal costs incurred, were approximately $27 million during the nine months ended September 30, 1995.

Liabilities for environmental costs represent BNSF's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, and are therefore not expected to have a material adverse effect on BNSF's consolidated financial position or liquidity.

ATSF and BNRR expect they will become subject to future requirements regulating air emissions from diesel locomotives that may increase their operating costs. During 1995, the Environmental Protection Agency must issue regulations applicable to new locomotive engines. It is anticipated that these regulations will be effective for locomotive engines installed after 1999. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. At this time it is unknown whether California will adopt any locomotive emission standards.

BNSF and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of BNSF, although an adverse resolution of a number of these items in a single year could have a material adverse effect on the results of operations for that year.

6. Hedging activities

Fuel

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities. Additionally, this program includes exchange-traded petroleum futures contracts and various commodity swap and collar transactions which are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used.

As of September 30, 1995, BNRR had entered into agreements with fuel suppliers setting the price of diesel fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 85 million gallons which BNRR had committed to purchase was approximately 49.5 cents per gallon. In addition, BNRR held petroleum futures contracts representing approximately 80 million gallons at an average price of approximately 49.1 cents per gallon. These contracts have expiration dates ranging from October, 1995 to September, 1996.

In addition, as of September 30, 1995, ATSF had entered into various commodity swap and collar transactions with several counterparties covering approximately 55 million gallons of diesel fuel in 1995, of which approximately 40 million gallons was hedged through swap arrangements at an average price of 50.7 cents per gallon. Additionally, approximately 15 million gallons have been hedged through collar arrangements which allow the price to float between average floor and ceiling prices of 45.8 cents and 51.0 cents, respectively.

The above prices do not include taxes, fuel handling costs, certain transportation costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNRR's and ATSF's diesel fuel, respectively.

BNSF's current fuel hedging program covers approximately 55 percent of projected fuel purchases for the fourth quarter of 1995 and approximately 10 percent of estimated 1996 fuel purchases. The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted accordingly. Hedge positions are also closely monitored to ensure that they will not exceed actual fuel requirements. Unrealized gains or losses from BNSF's fuel hedging transactions were not material at September 30, 1995. BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.


Interest rates

BNSF has interest rate swap transactions for a total principal amount of $200 million. The interest rate swaps mature from December 1996 through December 1998 and match maturities of existing debt. The interest rate swap transactions require payment of a weighted average fixed interest rate of approximately 7.6 percent, and the receipt of a variable interest rate based on LIBOR.

As of September 30, 1995, BNSF also has interest rate swap transactions for a total principal amount of $300 million, for the purpose of establishing rates in anticipation of expected future debt issuances. Swap transactions totaling $250 million mature in December 2005 through April 2006 and require payment of a weighted average fixed interest rate of 6.6 percent and receipt of a variable interest rate based on LIBOR. Another $50 million of the swap transactions mature in October 2025 and require payment of a weighted average fixed interest rate of 6.9 percent and receipt of a variable interest rate based on LIBOR. Any realized gain or loss upon closing of these swap transactions will be amortized as an adjustment to interest expense over the term of the related debt. Unrealized gains or losses from BNSF's swap transactions were not material at September 30, 1995.

7. Other income (expense), net

Other income (expense), net includes the following (in millions):

                                             Three Months     Nine Months
                                                Ended            Ended
                                            September 30,    September 30,
                                             1995    1994    1995    1994
                                            ------  ------  ------  ------

   BNI's equity in earnings of SFP, prior
     to the Merger                          $  16   $   -   $  16   $   -
   Gain on property dispositions                2       6      11       7
   Interest income                              1       1       7       2
   Accounts receivable sale fees                -      (3)      -      (7)
   Miscellaneous, net                          (3)     (5)     (3)     (9)
                                            ------  ------  ------  ------
   Total                                    $  16   $  (1)  $  31   $  (7)
                                            ======  ======  ======  ======


8. Earnings per common share

Primary earnings per common share are computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of common shares and common share equivalents outstanding. Fully diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents are computed using the treasury stock method. An average market price is used to determine the number of common share equivalents for primary earnings per common share. The higher of the average or end-of-period market price is used to determine common share equivalents for fully diluted earnings per common share. In addition, the if-converted method is used for convertible preferred stock when computing fully diluted earnings per common share. The average number of common shares used for earnings per share calculations through September 30, 1995 reflect the effect of common shares issued in connection with the September 22, 1995 merger with SFP as outstanding for only nine days. Future calculations will therefore reflect a significant increase in the number of outstanding common shares.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis relates to the financial condition and results of operations of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively BNSF). The principal subsidiaries are Burlington Northern Inc. (BNI) and BNI's wholly-owned subsidiary, Burlington Northern Railroad Company (BNRR), and Santa Fe Pacific Corporation
(SFP) and SFP's wholly-owned subsidiary, The Atchison, Topeka and Santa Fe Railway Company (ATSF).

CAPITAL RESOURCES AND LIQUIDITY

CASH FROM OPERATIONS

Cash generated from operations is BNSF's principal source of liquidity and is primarily used for dividends and capital expenditures. For the first nine months of 1995, cash provided by operating activities increased $261 million when compared with the first nine months of 1994. This increase was attributable primarily to a $103 million increase in net income, a $74 million decrease in the purchase of equipment held in "Other current assets" pending final financing arrangements and increases in net noncash expenses primarily related to merger and severance expenses. While current year cash from operations was sufficient to fund dividends, it was not sufficient to also completely fund both capital expenditures and expenditures related to the Merger; therefore, the balance was financed with debt and operating leases. Available sources for financing needs are discussed below.

OTHER CAPITAL RESOURCES

SFP Credit Facility

During the first quarter of 1995, SFP borrowed $1.0 billion under a credit facility (the SFP Credit Facility). Proceeds of $760 million from the borrowing were used by SFP to purchase 38 million shares of SFP common stock pursuant to the terms of the Tender Offer. The remaining proceeds were used by SFP to repay SFP's $200 million 12.65% senior notes maturing 1998-2000, plus the costs associated with the retirement. Subsequent to the first quarter, SFP borrowed various amounts up to $110 million under the SFP Credit Facility. As of September 30, 1995, $335 million of the SFP Credit Facility had been repaid, including $275 million advanced from BNRR which was financed through the issuance of commercial paper by BNRR. The outstanding balance of the SFP Credit Facility was $775 million at September 30, 1995. Available borrowings under the SFP Credit Facility are $285 million. Borrowings under the SFP Credit Facility are based on variable interest rates (e.g., LIBOR or prime) plus a credit spread which varies based on SFP's senior unsecured debt ratings.

BNI Tender Offer Facility

During the first quarter, BNI borrowed $500 million under an unsecured bank credit facility (the BNI Tender Offer Facility). The proceeds were used to acquire 25 million shares of SFP common stock at $20 per share pursuant to the terms of the Tender Offer. As of September 30, 1995, $381 million of the BNI Tender Offer Facility had been repaid through the issuance of commercial paper by BNRR. The outstanding balance of the BNI Tender Offer Facility was $119 million at September 30, 1995. Borrowings are based upon LIBOR or certificate of deposit rates plus a spread based upon BNI's senior unsecured debt ratings and the amount borrowed under the BNI Tender Offer Facility, or an alternative base rate.

Commercial paper and other resources

BNRR  maintains  a  program for the issuance, from time to time, of commercial
paper.    These borrowings are supported by bank revolving credit agreements.
Outstanding commercial paper balances are considered as reducing available borrowings under these agreements. The bank revolving credit agreements allow borrowings of up to $300 million on a short-term basis and $500 million on a long-term basis. Annual facility fees are currently 0.125 percent and 0.225 percent, respectively, and are subject to change based upon changes in BNRR's senior secured debt ratings. Borrowings are based upon LIBOR or certificate of deposit rates plus a spread based upon BNRR's senior secured debt ratings, or an alternate base rate. The agreements are currently scheduled to expire on May 3, 1996 and May 6, 1999, respectively. The maturity value of commercial paper outstanding at September 30, 1995 was $620 million, leaving a total of $180 million of the long-term revolving credit agreement available. The maturity value of commercial paper outstanding at December 31, 1994 was $91 million.

CAPITAL EXPENDITURES AND RESOURCES

A breakdown of capital expenditures, which exclude capital expenditures by SFP prior to September 22, 1995, is set forth in the following table (in millions):

                                       Nine Months Ended
                                         September 30,
                                          1995   1994
                                          -----  -----

Road, roadway structures and real estate  $ 467  $ 391
Equipment                                   105    112
                                          -----  -----
Total                                     $ 572  $ 503
                                          =====  =====


Capital roadway expenditures during the first nine months of 1995 increased when compared with the first nine months of 1994 as a result of extensive capacity expansion projects, primarily located in the Powder River Basin.

BNSF has a commitment to purchase 187 locomotives from October 1, 1995 through the end of 1997. This commitment will likely be financed using a combination of sources including, but not limited to, cash from operations, operating leases, debt issuances and other miscellaneous sources. The decision on the method used to finance equipment depends upon current market conditions and other factors and will be based upon the most appropriate alternative available at such time. In both the first nine months of 1995 and 1994, BNSF acquired new equipment to be financed through long-term operating leases which were primarily for alternating current traction motor locomotives.

DIVIDENDS

Common stock dividends declared for the first nine months of 1995 and 1994 were $.90 per common share. Dividends paid on common and preferred stock were $97 million and $96 million during the nine months ended September 30, 1995 and 1994, respectively. On October 19, 1995, the BNSF board of directors declared a dividend of 30 cents per share upon its outstanding shares of Common Stock, $.01 par value, payable January 2, 1996, to stockholders of record on December 6, 1995.

On October 19, 1995, the BNSF board of directors voted to redeem BNSF's 6 1/4% Cumulative Convertible Preferred Stock, Series A, $.01 par value, effective December 26, 1995, at the redemption price of $52.1875 per share and declared a dividend which, when paid, will be 74.65 cents per share (representing the normal quarterly dividend of 78.125 cents per share pro rated up to the effective redemption date) to holders of record on December 7, 1995. The dividend will be payable on January 2, 1996. A significant cash requirement is not expected for redemption of the convertible preferred stock. It is anticipated that most holders of this preferred stock will elect to convert their shares into BNSF common stock as the current price of BNSF's common stock is significantly higher than the redemption price.

CAPITAL STRUCTURE

BNSF's ratio of total debt to total capital was 45 percent at September 30, 1995 and December 31, 1994.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1994

BNSF recorded net income for the third quarter of 1995 of $139 million ($1.38 per common share, primary, on 96.9 million shares and $1.34 per common share, fully diluted, on 104.3 million shares) compared with net income of $115 million ($1.22 per common share, primary, on 90.2 million shares and $1.18 per common share, fully diluted, on 97.5 million shares) for the same period in 1994. Results for the third quarter of 1995 were reduced by $106 million of merger and severance expenses. The corresponding reduction in net income was $65 million, or $.67 per common share, primary and $.61 per common share, fully diluted. Excluding the above item, net income for the third quarter of 1995 would have been $204 million, or $2.05 per common share, primary, and $1.95 per common share, fully diluted.

REVENUES

The following table presents BNSF's revenue information by commodity for the three months ended September 30, 1995 and 1994 and includes certain reclassifications of prior year information to conform to current year presentation. SFP results are included only for the nine days ended September 30, 1995.

                                                               Revenues
                                              Revenue        Per Thousand
                              Revenues       Ton Miles        Ton Miles
                            1995    1994    1995    1994     1995    1994
                           (In Millions)  (In Millions)
Coal                      $  447  $  417  39,683  36,021  $ 11.26  $11.58
Agricultural Commodities     283     178  13,862   7,584    20.42   23.47
Intermodal                   188     197   6,287   6,538    29.90   30.13
Minerals                      86      87   3,257   3,398    26.40   25.60
Food & Consumer               72      71   2,306   2,514    31.22   28.24
Metals                        71      63   3,153   2,805    22.52   22.46
Chemicals                     68      61   2,265   2,376    30.02   25.67
Wood                          60      67   2,770   3,346    21.66   20.02
Paper                         48      41   1,385   1,375    34.66   29.82
Automotive                    33      37     326     477   101.23   77.57
Other                         31      30       -       -        -       -
                          ------  ------  ------  ------
Total BNI                  1,387   1,249  75,294  66,434
SFP, post Merger              73       -   2,654       -    27.29       -
                          ------  ------  ------  ------
Total                     $1,460  $1,249  77,948  66,434
                          ======  ======  ======  ======


Total revenues for the third quarter of 1995 were $1,460 million compared with revenues of $1,249 million for the same period in 1994. The $211 million increase was primarily due to improved Agricultural Commodities and Coal revenues as well as the addition of $73 million of SFP revenues for the final nine days of the quarter in 1995.

Coal revenues improved $30 million during the third quarter of 1995 due to higher traffic levels. The traffic levels benefited primarily from new business, increased electricity production and a continued increase in demand for low-sulfur coal as a result of its economic advantages and compliance with the Clean Air Act.

Revenues from the transportation of Agricultural Commodities during the third quarter of 1995 were $105 million greater than the third quarter of 1994. This increase was principally caused by increases in corn, wheat and soybean revenues of $82 million, $19 million and $9 million, respectively, partially offset by a $5 million decrease in barley revenues. Both corn and soybean revenues benefited primarily from increased crop production as well as higher traffic volumes to the Pacific Northwest due to stronger export demand during the third quarter of 1995. Wheat revenues increased due to higher export demand at the Pacific Northwest and Gulf Coast when compared with 1994. The shift in commodities to lower yielding corn and soybeans was the primary factor in the aggregate decrease in revenues per thousand revenue ton miles.

Intermodal revenues decreased $9 million when compared with the third quarter of 1994 due primarily to a decrease in intermodal domestic revenues.
Increased competition for domestic container business as well as a sluggish economy in 1995 compared with 1994 contributed to lower domestic container volumes.

Metals revenues increased $8 million, when compared with the third quarter of 1994. The improvement in Metals revenues was primarily due to increased taconite and coal coke demand. Steel, aluminum and nonferrous ores revenues, which also contributed to improved metals revenues, increased primarily due to higher demand and increased production.

Chemicals and Paper revenues each increased by $7 million while Wood revenues for the third quarter of 1995 were $7 million less than the third quarter of 1994. The increases in Chemicals and Paper revenues were due to increased demand. The decrease in Wood revenues was attributable to reduced demand for lumber due to a weak economy in 1995 compared with 1994.

EXPENSES

Total operating expenses for the third quarter of 1995, including $58 million of SFP operating expenses after the Merger, were $1,195 million compared with expenses of $1,020 million for the same period in 1994. The operating ratio was 82 percent for the third quarter of both 1995 and 1994. Excluding merger and severance expenses of $106 million, the operating ratio was 75 percent for 1995, an improvement of 7 percentage points over the third quarter of 1994.

Compensation and benefits expenses were $27 million greater compared with the third quarter of 1994. Of this increase, approximately $20 million was due to the inclusion of SFP compensation and benefits expenses incurred subsequent to the Merger. The remainder of the increase is due primarily to increased wages and related payroll taxes due to higher traffic levels in 1995.

Equipment rents expenses were $23 million higher than the third quarter of 1994 principally due to $17 million increase in lease rental expense as a result of a larger fleet of leased freight cars, a business volume-related increase in car hire expense and increased locomotive lease expense. The increase was also due to the inclusion of $6 million of SFP equipment rents expense for 1995.

Purchased services expenses for the quarter decreased $9 million compared with the third quarter of 1994. The most significant contributing factors were a $10 million decrease in intermodal-related expenses and a $6 million decrease in joint facilities expenses. These decreases were partially offset by $10 million of SFP purchased services expenses.

Fuel expenses for the quarter were $14 million higher compared with the third quarter of 1994 primarily due to an $8 million increase in consumption on higher traffic levels. The average price paid by BNI for diesel fuel was 59.5 cents per gallon in the third quarter of both 1995 and 1994. In addition, $6 million of the increase was due to SFP fuel expenses incurred during the final nine days of the third quarter.

Depreciation and amortization expense for the third quarter of 1995 was $18 million higher than the same period in 1994 primarily due to an increase in BNI's asset base, as well as SFP depreciation expense for the nine day period ending September 30, 1995 of $7 million.

Materials expenses for the third quarter of 1995 increased $8 million compared with the same period in 1994 due to increased locomotive and car maintenance and SFP materials expense of $3 million for the nine day period ending September 30, 1995.

Other operating expenses were $12 million lower compared with the third
quarter  of  1994.    A $20 million decline due to decreasing costs associated
with personal injury claims was partially offset by SFP other operating expenses of $6 million and increased employee moving expenses in 1995.

During the third quarter of 1995, merger and severance expenses of $106 million were recorded for employee separation programs, of which approximately $25 million resulted from pension curtailments and related special termination benefits.

Interest expense for the quarter increased $12 million compared with the third quarter of 1994, primarily resulting from the $500 million unsecured debt incurred in 1995 to finance BNI's investment in SFP.

Other income (expense), net was $17 million higher in the third quarter of 1995 compared with the same period in 1994. This increase in income was primarily due to BNI's equity in earnings of SFP of $16 million for the period of BNI's initial investment in SFP through consummation of the Merger.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1994

BNSF recorded net income for the first nine months of 1995 of $377 million ($3.90 per common share, primary, on 92.7 million shares and $3.76 per common share, fully diluted, on 100.5 million shares) compared with net income of $274 million ($2.86 per common share, primary, on 90.2 million shares and $2.81 per common share, fully diluted, on 97.6 million shares) for the same period in 1994. Results for 1995 were reduced by $148 million of merger and severance expenses. The corresponding reduction in net income was approximately $90 million, or $.97 per common share, primary, and $.89 per common share, fully diluted. Results for 1994 were reduced by a $10 million, or $.11 per common share, net of tax, cumulative effect of an accounting change for postemployment benefits. Excluding the above items, net income for the first nine months of 1995 would have been $467 million, or $4.87 per common share, primary, and $4.65 per common share, fully diluted, compared to $284 million, or $2.97 per common share, primary, and $2.92 per common share, fully diluted.


REVENUES

The following table presents BNSF's revenue information by commodity for the nine months ended September 30, 1995 and 1994 and includes certain reclassifications of prior year information to conform to current year presentation. SFP results are included only for the nine days ended September 30, 1995.

                                                                Revenues
                                                Revenue       Per Thousand
                              Revenues         Ton Miles       Ton Miles
                            1995    1994     1995     1994    1995    1994
                           (In Millions)    (In Millions)
Coal                      $1,329  $1,251  116,962  103,512  $11.36  $12.09
Agricultural Commodities     741     493   37,188   20,372   19.93   24.20
Intermodal                   550     536   18,349   17,746   29.97   30.20
Minerals                     251     254    9,780   10,060   25.66   25.25
Food & Consumer              218     215    7,108    7,184   30.67   29.93
Metals                       211     188    9,072    8,402   23.26   22.38
Chemicals                    194     182    6,740    6,545   28.78   27.81
Wood                         185     199    8,699    9,706   21.27   20.50
Paper                        133     131    3,983    4,181   33.39   31.33
Automotive                   110     113    1,311    1,371   83.91   82.42
Other                         96      89        -        -       -       -
                          ------  ------  -------  -------
Total BNI                  4,018   3,651  219,192  189,079
SFP, post Merger              73       -    2,654        -   27.29       -
                          ------  ------  -------  -------
Total                     $4,091  $3,651  221,846  189,079
                          ======  ======  =======  =======


Total revenues for the first nine months of 1995 were $4,091 million compared with revenues of $3,651 million for the same period in 1994. The $440 million increase was primarily due to improved Agricultural Commodities and Coal revenues and the addition of $73 million of SFP revenues for the nine day period ending September 30, 1995.

Coal revenues improved $78 million during the first nine months of 1995 due to higher traffic levels caused primarily by new business, favorable weather conditions early in the year and increased demand for low-sulfur coal from the Powder River Basin. Partially offsetting this increase was a decline in yields as a result of continuing competitive pricing pressures in contract negotiations and a change in traffic mix.

Revenues from the transportation of Agricultural Commodities during the first nine months of 1995 were $248 million greater than the first nine months of 1994. The increase was principally caused by improvements in corn and soybean revenues of $234 million and $32 million, respectively, partially offset by decreases in barley and wheat revenues. Corn and soybean revenues benefited from increased crop production as well as higher traffic volumes to the Pacific Northwest due to stronger export demand during the first nine months of 1995. Barley and wheat revenues declined primarily due to weaker export demand when compared with the strong demand in 1994. The shift in commodities to lower yielding corn and soybeans from higher yielding wheat led to the aggregate decrease in revenues per thousand revenue ton miles.

Intermodal and Metals revenues increased $14 million and $23 million, respectively, when compared with the first nine months of 1994. The improvement in Intermodal revenues was largely due to a $27 million increase in intermodal international revenues resulting from new business and continuing growth of existing business partially offset by a decrease in intermodal domestic revenues. The improvement in Metals revenues resulted primarily from increased taconite and coal coke revenues. Resumed production at a plant closed by a labor strike during 1994 accounted for the majority of the increase in taconite and coal coke revenues.

Current year revenues for Chemicals increased $12 million while Wood revenues declined $14 million when compared to the first nine months of 1994. Strong plastic demand contributed to the increase in Chemicals revenues; whereas, lower traffic levels for lumber accounted for the majority of the decrease in Wood revenues.

EXPENSES

Total operating expenses for the first nine months of 1995, including $58 million of SFP operating expenses after the Merger, were $3,358 million compared with expenses of $3,062 million for the same period in 1994. Despite the addition of $148 million of merger and severance expenses during the first nine months of 1995, the operating ratio was 82 percent, an improvement of 2 percentage points compared with an operating ratio of 84 percent for the first nine months of 1994. Excluding the merger and severance expenses, the operating ratio for 1995 was 78 percent, an improvement of 6 percentage points over the first nine months of 1994.

Compensation and benefits expenses were $94 million greater compared with the first nine months of 1994. Approximately $20 million of the increase is due to the inclusion of SFP compensation and benefits expense. Increased traffic levels as well as a 4 percent base wage increase for union represented employees effective July 1994 caused increased wages and related payroll taxes of approximately $40 million. A $20 million increase in health and welfare costs for union employees due primarily to an increase in insurance premium rates, and increased incentive compensation expense also contributed to the higher compensation and benefits expenses. These increases were partially offset by a $9 million payroll tax refund in 1995.

Equipment rents expenses were $38 million higher than the first nine months of 1994 principally due to a $42 million increase in lease rental expense as a result of a larger fleet of leased freight cars in 1995 as well as an increase in the leasing of locomotives to meet power requirements and the inclusion of SFP equipment rents expense in 1995.

Purchased services for the first nine months of 1995 decreased $27 million from the first nine months of 1994. The most significant contributing factors were lower derailment-related expenses and lower intermodal-related expenses.

Fuel expenses for 1995 were $40 million higher compared with 1994 primarily due to a $26 million increase in consumption from higher traffic volumes in 1995. An increase in the average price paid by BNI for diesel fuel of 1.4 cents per gallon to 59.0 cents per gallon in the first nine months of 1995 as well as SFP fuel expenses included in 1995 contributed to the remainder of the increase.

Depreciation expense for the first nine months of 1995 was $40 million higher than the same period in 1994 primarily due to an increase in BNI's asset base in 1995 and the inclusion of SFP's depreciation expense for a portion of 1995.

Materials expenses for the first nine months of 1995 increased $2 million compared with 1994 as decreases in track materials costs in 1995 were offset by increased locomotive materials expense.

Other operating expenses were $39 million lower compared with the first nine months of 1994. These decreases were due to a $41 million decrease in costs associated with personal injury claims and the recognition of a $14 million gain from a sales-type capital lease of freight cars in the second quarter of 1995 partially offset by increased employee moving expenses.

During the first nine months of 1995, expenses of $148 million were recorded for merger and severance expenses, including $24 million for the vesting of restricted stock.

Interest expense for the period increased $27 million compared with the same period in 1994, primarily resulting from the $500 million unsecured debt incurred in 1995 to finance BNI's investment in SFP.

Other income (expense), net was $38 million higher in the first nine months of 1995 compared with the same period in 1994. This increase in income was due to BNI's equity in earnings of SFP of $16 million, an increase in gain on property dispositions, interest income received on the settlement of a tax refund in 1995, and the elimination of fees on the sale of accounts receivable in 1995 as the sales agreement expired in December 1994.

OTHER MATTERS

ACQUISITION OF SFP

On June 29, 1994, BNI and SFP entered into an Agreement and Plan of Merger (as amended by amendments as of October 26, 1994, December 18, 1994, January 24, 1995 and September 19, 1995, the Merger Agreement) pursuant to which, on the terms and conditions set forth in the Merger Agreement, SFP would merge with BNI (effected in the manner set forth below, the Merger). Stockholders of BNI and SFP approved the Merger Agreement at special stockholders' meetings held on February 7, 1995. On August 23, 1995, the Interstate Commerce Commission
(ICC) issued a written decision approving the Merger and on September 22, 1995 the Merger was consummated.

Pursuant to the Merger Agreement, on December 23, 1994, BNI and SFP commenced tender offers (together, the Tender Offer) to acquire 25 million and 38 million shares of SFP common stock, respectively, at $20 per share in cash. During the first quarter of 1995, SFP borrowed $1.0 billion under a credit facility (the SFP Credit Facility) of which $760 million of the proceeds were used to purchase the 38 million shares pursuant to the Tender Offer. In addition, BNI borrowed $500 million under a credit facility (the BNI Tender Offer Facility) of which the proceeds were used to finance BNI's purchase of 25 million shares of SFP common stock in the Tender Offer. Funding of the Tender Offer was completed on February 21, 1995.

Also, pursuant to the Merger Agreement, BNI and SFP were entitled to elect to consummate the Merger through the use of one of two possible structures: (i) a merger of SFP with and into BNI and (ii) the Holding Company Structure described below. To ensure that the transaction contemplated by the Merger Agreement qualified as a tax-free transaction for federal income tax purposes, the parties utilized the Holding Company Structure.

Under the Holding Company Structure, BNSF created two subsidiaries. One such subsidiary merged with and into BNI, and the other such subsidiary merged with and into SFP. Each holder of one share of BNI common stock received one share of BNSF common stock and each holder of one share of SFP common stock, excluding the SFP common stock acquired by BNI in the Tender Offer and the SFP common stock held by SFP as treasury stock, received 0.41143945 shares of BNSF common stock, which reflects the effects of the Repurchase Program discussed below. The SFP common stock acquired by BNI in the Tender Offer remains outstanding and the SFP common stock held by SFP as treasury stock will be canceled. The rights of each stockholder of BNSF are substantially identical to the rights of a stockholder of BNI, and the Holding Company Structure has the same economic effect with respect to the stockholders of BNI and SFP as would a direct merger of BNI and SFP.

Under the Repurchase Program as set forth in the Merger Agreement, SFP was permitted, at its discretion and subject to certain financial and performance criteria of SFP set forth in its credit agreement and the Merger Agreement (including minimum cash flows, cash capital expenditures and maximum total debt), to repurchase up to 10 million shares of SFP common stock prior to consummation of the Merger. In the Merger Agreement, the exchange ratio of BNSF common shares for each share of outstanding SFP common stock upon consummation of the Merger was set at not less than 0.40 shares, with repurchases under the Repurchase Program increasing the exchange ratio pro rata to not more than 0.4347 shares. As of September 22, 1995, the date of consummation, SFP had repurchased approximately 3.6 million shares which, along with the effect of SFP stock options exercised, resulted in the final exchange ratio of 0.41143945 shares.

The August 23, 1995, ICC decision authorized the Merger, the resulting common control of BNRR and ATSF by the merged company, the consolidation of BNRR and ATSF by the merged company, the consolidation of BNRR and ATSF operations, and the merger of BNRR and ATSF. As of this date, BNSF is giving consideration to a plan to merge the BNRR and ATSF legal entities. The final decision to merge BNRR and ATSF, as well as the timing of any such merger, depends upon the resolution of various business, tax and legal factors now under consideration.

In the third quarter of 1995, BNSF recorded merger and severance expenses of $106 million. BNSF expects to record additional expenses in the fourth quarter of 1995 related to additional personnel and asset rationalizations resulting from the Merger; however, the amount of these expenses are presently not known. Additional expenses may be recorded in periods subsequent to 1995 for similar items. At the present time, the timing of and amount of any such subsequent expenses is not known.

ENVIRONMENTAL ISSUES

BNSF's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF's operating procedures include practices to protect the environment from the environmental risks which are inherent in railroad operations which frequently involve transporting chemicals and other hazardous materials. Amounts expended relating to such practices are inextricably contained in the normal day-to-day costs of BNSF's business operations.

Many of BNSF's land holdings are and have been used for industrial or transportation related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNSF has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 30 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when BNSF's liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for clean-up, and historical trend analyses.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 315 sites, including the Superfund sites, at which it is being asked to participate in the study and/or clean-up of the environmental contamination. BNI paid approximately $20 million during the nine months ended September 30, 1995 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. SFP payments for the nine days ending September 30, 1995 were not material. BNSF has accruals of approximately $240 million for remediation and restoration of all known sites, including $230 million pertaining to mandated sites, of which approximately $55 million relates to the Superfund sites. BNSF anticipates that the majority of the accrued costs at September 30, 1995 will be paid over the next five years, with approximately $15 million of payments occurring during the remainder of the year. No individual site is considered to be material. Recoveries received from third parties, net of legal costs incurred, were approximately $27 million during the nine months ended September 30, 1995.

Liabilities for environmental costs represent BNSF's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, and are therefore not expected to have a material adverse effect on BNSF's consolidated financial position or liquidity.

ATSF and BNRR expect they will become subject to future requirements regulating air emissions from diesel locomotives that may increase their operating costs. During 1995, the Environmental Protection Agency must issue regulations applicable to new locomotive engines. It is anticipated that these regulations will be effective for locomotive engines installed after 1999. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. At this time it is unknown whether California will adopt any locomotive emission standards.

HEDGING ACTIVITIES

Fuel

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities. Additionally, this program includes exchange-traded petroleum futures contracts and various commodity swap and collar transactions which are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used.

As of September 30, 1995, BNRR had entered into agreements with fuel suppliers setting the price of diesel fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 85 million gallons which BNRR had committed to purchase was approximately 49.5 cents per gallon. In addition, BNRR held petroleum futures contracts representing approximately 80 million gallons at an average price of approximately 49.1 cents per gallon. These contracts have expiration dates ranging from October, 1995 to September, 1996.

In addition, as of September 30, 1995, ATSF had entered into various commodity swap and collar transactions with several counterparties covering approximately 55 million gallons of diesel fuel in 1995, of which approximately 40 million gallons was hedged through swap arrangements at an average price of 50.7 cents per gallon. Additionally, approximately 15 million gallons have been hedged through collar arrangements which allow the price to float between average floor and ceiling prices of 45.8 cents and 51.0 cents, respectively.

The above prices do not include taxes, fuel handling costs, certain transportation costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNRR's and ATSF's diesel fuel, respectively.

BNSF's current fuel hedging program covers approximately 55 percent of projected fuel purchases for the fourth quarter of 1995 and approximately 10 percent of estimated 1996 fuel purchases. The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted accordingly. Hedge positions are also closely monitored to ensure that they will not exceed actual fuel requirements. Unrealized gains or losses from BNSF's fuel hedging transactions were not material at September 30, 1995. BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Interest rates

BNSF has interest rate swap transactions for a total principal amount of $200 million. The interest rate swaps mature from December 1996 through December 1998 and match maturities of existing debt. The interest rate swap transactions require payment of a weighted average fixed interest rate of approximately 7.6 percent, and the receipt of a variable interest rate based on LIBOR.

As of September 30, 1995, BNSF also has interest rate swap transactions for a total principal amount of $300 million, for the purpose of establishing rates in anticipation of expected future debt issuances. Swap transactions totaling $250 million mature in December 2005 through April 2006 and require payment of a weighted average fixed interest rate of 6.6 percent and receipt of a variable interest rate based on LIBOR. Another $50 million of the swap transactions mature in October 2025 and require payment of a weighted average fixed interest rate of 6.9 percent and receipt of a variable interest rate based on LIBOR. Any realized gain or loss upon closing of these swap transactions will be amortized as an adjustment to interest expense over the term of the related debt. Unrealized gains or losses from BNSF's swap transactions were not material at September 30, 1995.

LABOR

In December 1994, BNRR reached an agreement with the Railroad Yardmasters Division (Yardmasters) of the United Transportation Union (UTU) which is effective through 1999 with respect to wages, work rules and all other matters except health and welfare benefits. Health and welfare issues are being addressed at the national level and will apply to BNRR's approximately 250 Yardmasters. Effective July 1, 1995, the Yardmasters received a 3 percent base wage increase under the agreement.

Labor agreements currently in effect for unions other than the Yardmasters include provisions which prohibited the parties from serving notices to change wages, benefits, rules and working conditions prior to November 1, 1994. BNSF's railroad operating subsidiaries joined with the other railroads to negotiate with the unions on a multi-employer basis on November 1, 1994. At that time, all unions were served proposals for productivity improvements as well as other changes. Thereafter, unions also served notices on the railroads which proposed not only increasing wages and benefits but also restoring many of the restrictive work rules and practices that were modified or eliminated under the current agreements. A number of the unions are also challenging the railroads' right to negotiate on a multi-employer basis and the issue is currently pending in the federal district court in Washington, D.C.

At this time, the railroads and most of the unions are proceeding in direct negotiations on the proposals with many in mediation. The National Mediation Board has scheduled and held meetings with the parties. The ultimate outcome of the negotiations cannot be predicted.

Under labor agreements currently in effect for most of the unionized work force, a cost of living allowance of 9 cents per hour went into effect on July 1, 1995 as new agreements were not reached with those parties prior to that time. The cost of living allowance was dependent upon changes in the Consumer Price Index not to exceed three percent.

Notices have been served and negotiations are ongoing with the Brotherhood of Locomotive Engineers, UTU and the carmen unions to reach merger implementing agreements under Article I Section 4 of the New York Dock conditions involving changes in operations between BNRR and ATSF. Discussions with the Transportation Communications Union involving the railroads' clerical employees are also continuing.

BNRR and ATSF are each parties to service interruption insurance agreements under which on a combined basis they would be required to pay premiums of up to a maximum of approximately $106 million in the event of work stoppages on other railroads related to ongoing national bargaining. BNRR and ATSF are also entitled to receive payments under certain conditions if a work stoppage occurs on either property.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                          PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

United States v. Burlington Northern Railroad Company (BNRR)

On May 25, 1994, the United States Department of Justice (Department) filed suit on behalf of the United States Environmental Protection Agency (EPA) against BNRR in United States District Court for the Eastern District of Wisconsin for the release of oil and hazardous substances into navigable waters of the United States in the course of three derailments. Specifically referenced are (1) the alleged release of hazardous substances into the Nemadji River and its shoreline near Superior, Wisconsin, on June 20, 1992,
(2) the alleged release of oil into the North Platte River and its shoreline near Guernsey, Wyoming, on January 9, 1993, and (3) the alleged release of oil into a tributary of the Bighorn River near Worland, Wyoming, on May 6, 1993.

The suit claims that pursuant to 33 U.S.C. Section 1321(b)(7), BNRR is liable to the United States for civil penalties of up to $25,000 per day of violation or $1,000 per barrel of oil or per reportable quantity of each hazardous substance discharged. The EPA initially calculated the statutory maximum penalty associated with these three spills to be $10,137,000. BNRR answered the complaint and opposed the penalties sought by the EPA.

In February 1995, BNRR and the EPA settled the case. Pursuant to the compromise, BNRR agreed to pay $1,500,000 to satisfy all claims by the United States for fines, penalties, response costs and natural resource damages.
BNRR also agreed to make a $100,000 contribution to a study (jointly approved by BNRR and the Department) regarding methods or procedures to improve rail safety and prevent derailments. In return for these payments, the United States will release BNRR from all claims arising out of the three derailments and provide BNRR contribution protection against claims by other responsible parties who may later be pursued by the government for their liability arising from the derailments.

A consent decree confirming the settlement was approved by the court on July 17, 1995. The cash payments were made by BNRR prior to August 17, 1995, and this matter is now considered terminated.

State of Wisconsin v. BNRR

By letter dated August 31, 1995, the Wisconsin Department of Justice, on behalf of the State of Wisconsin (State) notified BNRR of its intent to file a complaint by the end of September 1995 seeking penalties of $200 per day, a penalty assessment, and an environmental assessment for BNRR's alleged failure, for 964 days, to submit a remedial action plan for the Ashland Railyard, Ashland, Wisconsin, by May 7, 1993, as established by the Wisconsin Department of Natural Resources. BNRR undertook groundwater monitoring and removed and disposed of all former railroad structures on the property, but because of the existence of contamination from offsite and upgradient sources, did not believe that it would be prudent or technically reasonable to accomplish site remediation until all upgradient and contributing sources were properly considered. The property had been leased for many years to another railroad which operated the railyard facility. It is possible that this matter may result in monetary sanctions of $100,000 or more.

ICC MERGER CASE

On October 13, 1994, Burlington Northern Inc. (BNI), BNRR, Santa Fe Pacific Corporation (SFP), and The Atchison, Topeka and Santa Fe Railway Company
(ATSF) (Applicants) filed a railroad merger and control application with the ICC, Finance Docket No. 32549, Burlington Northern Inc. and Burlington Northern Railroad Company--Control and Merger--Santa Fe Pacific Corporation and The Atchison, Topeka and Santa Fe Railway Company. Applicants sought an order, pursuant to 49 U.S.C. Sections 11343-11347 (1988), approving and authorizing BNI's acquisition of control of and merger with SFP, the resulting common control of BNRR and ATSF by the merged company, the consolidation of BNRR and ATSF by the merged company, the consolidation of BNRR and ATSF operations, and the merger of BNRR and ATSF. The ICC approved the Merger in its written decision served August 23, 1995, which decision was effective as of September 22, 1995. Petitions for reconsideration or to reopen the ICC's decision were filed by five parties to that proceeding. The ICC has denied two of those petitions, and three of the petitions remain pending before the ICC. Additionally, six parties to the proceeding have filed Petitions for Review of the ICC's approval decision with the United States Court of Appeals for the District of Columbia, which petitions are now pending before that court. Each of the petitions for reconsideration or to reopen and for review challenges various aspects of the ICC's decision, including the extent of conditions imposed on its approval. None of these petitions is expected to affect materially the benefits to be realized by the transaction.


ITEM 2.  CHANGES IN SECURITIES

On October 19, 1995, the BNSF board of directors voted to redeem BNSF's 6 1/4% Cumulative Convertible Preferred Stock, Series A, $.01 par value, effective December 26, 1995, at the redemption price of $52.1875 per share and declared a dividend which, when paid, will be 74.65 cents per share (representing the normal quarterly dividend of 78.125 cents per share prorated up to the effective redemption date) to holders of record on December 7, 1995. The dividend will be payable on January 2, 1996. A significant cash requirement is not expected for redemption of the convertible preferred stock. It is anticipated that most holders of this preferred stock will elect to convert their shares into BNSF common stock as the current price of BNSF's common stock is significantly higher than the redemption price.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.  Reports on Form 8-K

During the period, registrant filed a Current Report on Form 8-K (date of earliest event reported: September 22, 1995) reporting under Item 2, the consummation of the business combination between Burlington Northern Inc. and Santa Fe Pacific Corporation effective September 22, 1995 pursuant to which each became a direct or indirect wholly-owned subsidiary of a new publicly-held company, Burlington Northern Santa Fe Corporation, and including, under Item 7, historical financial statements for BNI and SFP.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         BURLINGTON NORTHERN SANTA FE CORPORATION
                           (Registrant)




                           By:  /s/ Thomas N. Hund
                                Thomas N. Hund
                                Vice President and Controller
                                (On behalf the Registrant and as
                                  principal accounting officer)





Schaumburg, Illinois
November 13, 1995

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

Exhibit           Nature of Exhibit

   3.1            Amended and Restated Certificate of Incorporation of BNSF
                   (amended as of September 11, 1995)

   3.2            By-laws of BNSF

   4              Certificate of Designation of 6 1/4% Cumulative Convertible
                   Preferred Stock, Series A, $.01 par value, of BNSF

  10.1            Burlington Northern Santa Fe Corporation Long Term Incentive
                   Stock Plan. Incorporated by reference to Exhibit 4(c) to BNSF's registration statement on Form S-8 (Commission File No. 33-63247) dated September 22, 1995. *

  10.2            Burlington Northern Santa Fe Corporation Incentive Stock
                   Compensation Plan. Incorporated by reference to Exhibit 4(c) to BNSF's registration statement on Form S-8 (Commission
                   File No. 33-63253) dated September 22, 1995. *

  10.3            Burlington Northern Santa Fe Corporation 1987 Stock Option
                   Incentive Plan. Incorporated by reference to Exhibit 4.1 to BNSF's registration statement on Form S-8 (Commission File No. 33-62833) dated September 22, 1995. *

  10.4            Burlington Northern Santa Fe Corporation 1992 Stock Option
                   Incentive Plan. Incorporated by reference to Exhibit 4.1 to BNSF's registration statement on Form S-8 (Commission File No. 33-62839) dated September 22, 1995. *

  10.5            Burlington Northern Santa Fe Corporation Incentive
                   Compensation Plan.  Incorporated by reference to Exhibit
                   4.1 to BNSF's registration statement on Form S-8 (Commission File No. 33-62835) dated September 22, 1995. *

  10.6            Burlington Northern Santa Fe Corporation 1993 Employee Stock
                   Purchase Plan. Incorporated by reference to BNSF's registration statement on Form S-8 (Commission File No. 33-62827) dated September 22, 1995. *

  10.7            Burlington Northern Santa Fe Corporation 1995 2.5 Club Stock
                   Option Plan. Incorporated by reference to BNSF's registration statement on Form S-8 (Commission File No. 33-62837) dated September 22, 1995. *

  10.8            Burlington Northern Santa Fe Corporation 1982 Stock Option
                   Incentive Plan. Incorporated by reference to BNSF's registration statement on Form S-8 (Commission File No. 33-62841) dated September 22, 1995. *

  10.9            Burlington Northern Santa Fe Corporation 1990 Directors
                   Stock Option Plan. Incorporated by reference to BNSF's registration statement on Form S-8 (Commission File No. 33-62825) dated September 22, 1995. *



                                     E-1


Exhibit           Nature of Exhibit

  11              Computation of earnings per common share.

  12              Statement regarding computation of ratio
                   of earnings to fixed charges.

  27              Financial Data Schedule.



                  * Management compensatory plan or arrangement.