Form 10-K
period 1995-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 1996-04-01
CIK 934612

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ------------

                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                      FOR THE TRANSITION PERIOD FROM  TO
                        COMMISSION FILE NUMBER: 1-11535

                                 ------------

                   BURLINGTON NORTHERN SANTA FE CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                 41-1804964
      (State of Incorporation)            (I.R.S. Employer Identification No.)

                            3800 Continental Plaza
                                777 Main Street
                         Fort Worth, Texas 76102-5384
         (Address of principal executive offices, including zip code)

                                 817/333-2000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                ON WHICH REGISTERED
      -------------------                               ---------------------
      Common Stock, $0.01 par value                    New York Stock Exchange
                                                       Chicago Stock Exchange
                                                       Pacific Stock Exchange

                                 ------------

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11.8 billion on February 29, 1996. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  Common Stock, $0.01 par value, 147,503,141 shares outstanding as of January 31, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the documents from which parts thereof have been incorporated by reference and the part of the Form 10-K into which such information is incorporated:

   Annual
    Report to
    Shareholders
    for the
    fiscal year
    ended
    December
    31, 1995...  PARTS I, II, AND IV
   Proxy
    Statement
    dated March
    5, 1996....  PART III

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Items 1 and 2. Business and Properties....................................    1
    Rail..................................................................    2
    Pipeline Investment...................................................   10
Item 3. Legal Proceedings.................................................   11
Item 4. Submission of Matters to a Vote of Security Holders...............   16
EXECUTIVE OFFICERS OF THE REGISTRANT......................................   16
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters..................................................................   17
Item 6. Selected Financial Data...........................................   17
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   18
Item 8. Financial Statements and Supplementary Data.......................   18
Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................   18
PART III
Item 10. Directors and Executive Officers of the Registrant...............   18
Item 11. Executive Compensation...........................................   18
Item 12. Security Ownership of Certain Beneficial Owners and Management...   18
Item 13. Certain Relationships and Related Transactions...................   18
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   19
SIGNATURES................................................................  S-1
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE.................................  F-1
EXHIBITS..................................................................  E-1

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

  Burlington Northern Santa Fe Corporation ("BNSF") was incorporated in the State of Delaware on December 16, 1994. On September 22, 1995, the stockholders of Burlington Northern Inc. ("BNI") and Santa Fe Pacific Corporation ("SFP") became the stockholders of BNSF pursuant to a business combination of the two companies which was approved at special meetings of their stockholders held on February 7, 1995. In connection with the combination, BNSF was formed to act as the parent holding company of BNI and SFP, both of which companies are now subsidiaries of BNSF. Through BNI and SFP, BNSF owns subsidiaries primarily engaged in the rail transportation business: Burlington Northern Railroad Company ("BNRR") and The Atchison, Topeka and Santa Fe Railway Company ("ATSF"). BN Leasing Corporation, a wholly-owned subsidiary of BNI, is in the business of acquiring railroad rolling stock and other equipment. BNSF also has an equity interest in Santa Fe Pacific Pipeline Partners, L.P., which operates a refined petroleum products pipeline system in six western and southwestern states.

  The business combination took place pursuant to the Agreement and Plan of Merger dated as of June 29, 1994 (as amended by amendments dated as of October 26, 1994, December 18, 1994, January 24, 1995, and September 19, 1995, the
"Merger Agreement") which provided for BNI's acquisition of SFP. In accordance with the Merger Agreement, BNI and SFP conducted a joint tender offer in which SFP purchased 38 million shares and BNI purchased 25 million shares of SFP common stock at a price of $20 per share, the payment for which shares was made on February 21, 1995 (the "Tender Offer"). Between the Tender Offer and consummation of the business combination on September 22, 1995, SFP repurchased an additional approximate 3.6 million shares of SFP common stock, as permitted by the Merger Agreement.

  On September 22, 1995, pursuant to the Merger Agreement, (1) each outstanding share of BNI common stock (other than BNI common stock held by BNI as treasury stock or owned by SFP or BNI or any subsidiary of either of them) was converted into the right to receive one newly-issued share of BNSF common stock (par value $0.01 per share); (2) each outstanding share of SFP common stock (other than SFP common stock held by SFP as treasury stock or owned by SFP or BNI or any subsidiary of either of them) was converted into the right to receive 0.41143945 of a share of BNSF common stock; and (3) each outstanding share of BNI or SFP common stock then held as treasury stock or owned by BNI or SFP (other than shares of SFP common stock owned by BNI, which remain outstanding) was cancelled. The rights of a stockholder of BNSF were substantially identical to the rights of a stockholder of BNI, and the business combination had the same economic effect on the stockholders of SFP and BNI as would a direct merger of BNI and SFP. Reference is made to Note 2 to the consolidated financial statements on pages 26 through 28 of BNSF's 1995 Annual Report to Shareholders for additional information in connection with the business combination, Tender Offer, and related financing activities, which information is hereby incorporated by reference.

  On October 13, 1994, BNI, BNRR, SFP, and ATSF filed a railroad merger and control application with the Interstate Commerce Commission ("ICC"). On August 23, 1995, the ICC issued its written decision approving and authorizing BNI's acquisition of control of SFP and the business combination by which BNI and SFP became subsidiaries of BNSF, the resulting common control of BNRR and ATSF by BNSF, the consolidation of BNRR and ATSF by BNSF, the consolidation of BNRR and ATSF operations, and the merger of BNRR and ATSF. Pursuant to the ICC's permissive authority, the business combination was effected on September 22, 1995. Each of BNI, SFP, BNRR, and ATSF are now direct or indirect wholly-owned subsidiaries of BNSF.

  At December 31, 1995, BNSF and its subsidiaries had approximately 45,500 employees.

                                     RAIL

  The rail operations of BNSF's principal operating subsidiaries--BNRR and ATSF (collectively, "Rail")--comprise the largest railroad system in the United States with approximately 31,000 route miles at December 31, 1995.

TRACK CONFIGURATION

  BNRR and ATSF operate railroad systems collectively comprising approximately 31,000 route miles of track (excluding, among other things, second main track), approximately 28,000 miles of which are owned route miles, including easements, through 27 states and two Canadian provinces.

  As of December 31, 1995, the total Rail system--including first, second, third and fourth main tracks, yard tracks, and sidings--consisted of approximately 48,500 operated miles of track, all of which were owned by or held under easement by Rail except for approximately 4,000 miles operated under trackage rights agreements with other parties. At December 31, 1995, approximately 28,000 miles of Rail's track consisted of 112-pound per yard or heavier rail, including approximately 18,300 track miles of 131-pound per yard or heavier rail. Substantially all rail laid under rail renewal programs is continuous welded rail.

EQUIPMENT CONFIGURATION

  Rail owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock for the periods indicated (represents combined BNRR and ATSF amounts for all periods):

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                             1995   1994   1993
                                                            ------ ------ ------
   Diesel Locomotives......................................  4,277  4,157  4,054
                                                            ====== ====== ======
   Freight Cars:
    Box--general purpose...................................  3,202  3,527  4,126
    Box--specially equipped................................  8,987  8,973  8,485
    Open Hopper............................................ 10,497 11,630 12,483
    Covered Hopper......................................... 44,840 43,223 42,022
    Gondola................................................ 11,467 10,665  9,889
    Refrigerator...........................................  7,216  6,489  6,687
    Autorack...............................................  3,600  3,567  3,578
    Flat...................................................  6,178  5,921  5,598
    Tank...................................................    505    552    605
    Caboose................................................    485    542    585
    Other..................................................    330    343    348
                                                            ------ ------ ------
     Total Freight Cars.................................... 97,307 95,432 94,406
                                                            ====== ====== ======
    Domestic Containers.................................... 16,230 16,793 15,310
    Trailers...............................................    834    633  1,028
    Domestic Chassis.......................................  5,274  7,365  7,047
    Company Service Cars...................................  6,084  6,218  6,760
    Commuter Passenger Cars................................    141    141    141

  In addition to the containers, trailers, and chassis shown above, Rail had under short-term leases 4,406 containers, 4,367 trailers, and 15,551 chassis, at December 31, 1995. In addition to the owned and leased locomotives identified above, BNRR operated 197 freight locomotives under power purchase agreements as of December 31, 1995. The average ages from date of manufacture or remanufacture of the locomotive and freight car fleets at December 31, 1995 were 15.5 years and 8.3 years for BNRR and ATSF locomotives, respectively, and
18.3 years and 18.2 years for BNRR and ATSF freight cars, respectively. These averages are not weighted to reflect the greater capacities of the newer equipment.

  A summary of Rail's ratios of locomotives and freight cars on line awaiting or undergoing repairs to the total number of locomotives or freight cars in the fleet is as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1995 1994 1993
                                                                  ---- ---- ----
   Locomotives
    BNRR......................................................... 6.5% 7.7% 7.7%
    ATSF......................................................... 6.8% 7.2% 7.6%
   Freight Cars
    BNRR......................................................... 2.7% 3.1% 3.3%
    ATSF......................................................... 4.3% 7.8% 7.8%

CAPITAL EXPENDITURES AND MAINTENANCE

  Capital expenditures of Rail for the periods indicated were as follows (represents combined BNRR and ATSF amounts for all periods):

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                              (IN MILLIONS)
                                                            1995   1994   1993
                                                           ------ ------ ------
   Ties................................................... $  165 $  161 $  141
   Rail/Other Track Material..............................    313    305    246
   Ballast................................................    139    136    113
   Facilities and Other Roadway...........................    429    432    355
   Locomotives............................................    196    224    133
   Freight Cars...........................................     31     53    120
   Other..................................................    106     91    114
                                                           ------ ------ ------
       Total Capital Expenditures......................... $1,379 $1,402 $1,222
                                                           ====== ====== ======

  The above expenditures do not include equipment financed through operating leases, principally consisting of locomotives and rolling stock. In 1995, approximately $440 million of equipment acquisitions were financed through operating leases. BNSF expects combined 1996 capital expenditures for BNRR and ATSF to total approximately $1.7 billion, including capital expenditures for projects reimbursed by governmental agencies and other parties. Capital expenditures will include capital maintenance and expansion projects such as additional line capacity improvements at various locations, operations consolidations expansion projects, and intermodal facility improvements at Los Angeles and San Bernardino, California.

  General Electric Company ("GE") and the Electro-Motive Division of General Motors Corporation ("EMD") perform locomotive maintenance for each of BNRR and ATSF under various maintenance agreements and maintained approximately 600 locomotives for BNRR and 725 locomotives for ATSF as of December 31, 1995. Additionally, ATSF has a similar agreement with MK Rail Corporation ("MK") that provides for the overhaul and maintenance of 277 locomotives and will continue in effect as to each of the locomotives for a period of eight years following its overhaul. The agreements with GE, EMD, and MK call for the work to be done at each railroad's facilities with each railroad's respective employees.

  The majority of maintenance of way expenditures for track have been for rail and tie refurbishment and resurfacing. The extent of Rail's track maintenance program (representing combined BNRR and ATSF amounts for all periods) is depicted in the following chart:

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                             1995   1994   1993
                                                            ------ ------ ------
   Track miles of rail laid (1)............................    945  1,010    967
   Cross ties inserted (in thousands) (1)..................  2,974  2,879  3,090
   Track resurfaced miles.................................. 11,088 11,055 10,526

- --------
(1)Includes both maintenance of existing route system and expansion projects.

  BNSF anticipates that Rail's 1996 track maintenance of way program, together with expansion projects, will result in the installation of approximately 900 track miles of rail, the replacement of about 3.5 million cross ties, and the resurfacing of approximately 12,000 miles of track.

OPERATING CONFIGURATION

  Rail operates facilities and equipment for maintenance of track, locomotives, and freight cars. It also owns or leases other equipment to support rail operations, such as highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops that perform continuous locomotive servicing and maintenance, centralized network operations centers for train dispatching and network operations monitoring and management in Fort Worth, Texas, and Schaumburg, Illinois, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities for rail-to-rail as well as intermodal transfer of containers, trailers, and other freight traffic are maintained. These include 43 major intermodal hubs located across the system and nine intermodal hub centers off-line used in connection with haulage agreements with other railroads. BNRR and ATSF also own 30 automotive distribution facilities where automobiles are loaded or unloaded from multi-level rail cars, and serve eight port facilities. Hobart Yard near Los Angeles, California, Corwith Yard in Chicago, Illinois, and Chicago Hub Center in Cicero, Illinois are Rail's largest intermodal facilities in terms of volume, with approximately 658,000, 601,000, and 437,000 lifts, respectively, in 1995, and Argentine Yard in Kansas City, Kansas, Barstow Yard in Barstow, California, Northtown Yard in Minneapolis, Minnesota and Murray Yard in Kansas City, Missouri, are the largest freight car classification yards.

  Substantially all railroad property, real or personal, of BNRR is subject to liens securing mortgage bonds. Certain locomotives and rolling stock of BNRR and ATSF are subject to equipment obligations, as referred to in Note 12 to the consolidated financial statements on page 33 of BNSF's 1995 Annual Report to Shareholders, which information is hereby incorporated by reference.

EMPLOYEES AND LABOR RELATIONS

  Productivity as measured by revenue ton miles per employee has risen steadily in the last three years, and compensation and benefits expense per revenue ton mile has declined, as shown in the table below (represents combined BNRR and ATSF operating statistics for all periods):

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                             1995   1994   1993
                                                            ------ ------ ------
   Thousand revenue ton miles/average number of employees.   8,715  7,887  7,305
   Compensation and benefits expense/thousand revenue ton
   miles..................................................  $ 6.78 $ 7.27 $ 7.68

  Labor unions represent approximately 87 percent of Rail's employees under collective bargaining agreements with 13 different labor organizations. In December 1994, BNRR reached an agreement with the Railroad Yardmasters Division of the United Transportation Union ("UTU") which is effective through 1999 with respect to wages, work rules and all other matters except health and welfare benefits. Health and welfare issues are being addressed at the national level and will apply to BNRR's approximately 250 yardmasters. Effective July 1, 1995, the yardmasters received a three percent base wage increase under the agreement.

  Labor agreements currently in effect for unions other than the yardmasters include provisions which prohibited the parties from serving notices to change wages, health and welfare benefits, work rules and working conditions prior to November 1, 1994. BNSF's railroad operating subsidiaries joined with other major railroads to negotiate these issues with the unions on a multi-employer basis on November 1, 1994. At that time, all unions were served proposals for productivity improvements as well as other changes. Thereafter, unions also served notices on the railroads which proposed increasing wages and benefits and restoring many of the restrictive work rules and practices that were modified or eliminated under the current agreements. One union is also challenging the railroads' right to negotiate on a multi-employer basis and the issue is currently pending in federal district court in Washington, D.C. Under labor agreements currently in effect, a cost of living allowance of nine cents per hour went into effect on July 1, 1995 for most of the unionized work force. The cost of living allowance was dependent upon changes in the Consumer Price Index not to exceed three percent.

  In December 1995, BNRR's and ATSF's multi-employer bargaining representative, the National Carriers' Conference Committee ("NCCC"), reached a tentative agreement with the UTU, the largest single rail union, resolving wage, benefit and work rule issues through 1999. A similar agreement was reached in February 1996 with the Brotherhood of Locomotive Engineers ("BLE"). The UTU and BLE agreements are subject to membership ratification, which process should be completed by May 1996.

  At this time, the railroads and most of the other unions are proceeding in direct negotiations on the parties' proposals with many in mediation. The National Mediation Board has scheduled and held meetings with the parties. One or more of the unions could be released from mediation which would likely start a cooling-off period and possibly lead to the establishment of a Presidential Emergency Board before the parties could engage in self-help remedies. Although the ultimate outcome of the negotiations cannot be predicted, the potential exists for one or more work stoppages in the railroad industry during 1996 which may affect Rail. Existing labor agreements will remain in effect until new agreements are reached or until the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) have been exhausted.

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

  With respect to the permissive authority granted in the ICC's August 23, 1995 written decision to consolidate BNRR and ATSF operations, agreements resolving operations consolidations issues with the BLE and UTU were finalized in February and March of 1996. Discussions with the Transportation Communications Union ("TCU") resulted in an agreement resolving all operations consolidations and other related issues covering BNRR's and ATSF's clerical employees. The TCU agreement will enable BNRR and ATSF to centralize most clerical functions. Operations consolidations negotiations are ongoing with the carman and yardmaster unions.

  Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. Rail's contributions under the Railroad Retirement System are approximately triple those in industries covered by Social Security.

  Railroad industry personnel are also covered by the Federal Employers' Liability Act ("FELA") rather than by state workers' compensation systems. FELA is a fault-based system, with compensation for injuries settled by negotiation and litigation, not subject to specific statutory limitations on the amount of recovery. By contrast, most other industries are covered under state administered no-fault plans with standard compensation schedules. Rail believes it has adequate reserves for its FELA claims. However, the future costs of FELA claims are uncertain and such costs could be significantly higher in the future.

BUSINESS MIX

  In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions of the country, BNRR and ATSF transport a broad range of commodities derived from manufacturing, agricultural, and natural resource industries. Accordingly, their financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels.

  Major markets served directly by BNRR or ATSF include Albuquerque, Billings, Birmingham, Cheyenne, Chicago, Dallas, Denver, Des Moines, Duluth/Superior, Fargo/Moorhead, Fort Worth, Houston,

Kansas City, Lincoln, Los Angeles, Memphis, Mobile, Oklahoma City, Omaha, Pensacola, Phoenix, Portland, the San Francisco Bay area, St. Louis, St. Paul/Minneapolis, Seattle, Spokane, Springfield (Missouri), Tacoma, Tulsa, Wichita, Vancouver (British Columbia), Winnipeg (Manitoba), and the United States/Mexico crossings of El Paso and San Diego. Other major cities are served through Intermodal Market Extension ("IMX") terminals located at various off-line points. Major ports served include Galveston, Houston, Long Beach, Los Angeles, Mobile, Portland, Richmond (Oakland), San Diego, Seattle, Superior, Tacoma and Vancouver (British Columbia).

  In 1995, one quarter of combined BNRR and ATSF revenues were derived from Intermodal traffic and another quarter were derived from the transportation of Coal. About 15 percent of combined 1995 revenues reflected the transportation of Agricultural Commodities. The transportation of commodities in the areas serviced by Chemicals, Forest Products, Consumer and Food Products, Metals, Minerals and Ores, and Automotive accounted for the rest of 1995 combined revenues.

  Intermodal. The Intermodal freight business consists of the hauling of freight containers or truck trailers by combinations of water, rail, or motor carriers. The intermodal business is highly service-driven, and in many cases motor carriers and railroads jointly market intermodal service. The first such joint intermodal arrangement was Quantum, through which ATSF and J. B. Hunt Transport provide customers full service, customized door-to-door transportation (truck and rail), with a common communication system and integrated billing at a single rate.

  In 1994, major national Less-Than-Truckload ("LTL") carriers and the Teamsters union signed a new National Master Freight Agreement that allows the LTL carriers to shift up to 28 percent of their total line-haul miles to intermodal service. BNRR and ATSF are major beneficiaries of this service-sensitive traffic, and they provide transportation services to major LTL carriers Yellow Freight, Roadway Express, and Consolidated Freightways.

  Combined BNRR and ATSF intermodal results include revenue from four types of business:

  . Direct Marketing. Direct marketing efforts resulted in approximately 28 percent of total intermodal revenue. These center around traffic contracted from United Parcel Service and the United States Postal Service, just-in-time parts service for the automotive industry, and service for nationwide LTL carriers.

  . Truckload. Truckload traffic represented approximately 15 percent of total intermodal revenue. The joint service arrangement with J.B. Hunt referred to as Quantum represented the largest truckload component, while Schneider National was the next largest.

  . Intermodal Marketing Companies. Approximately 31 percent of total intermodal revenue was generated through intermodal marketing companies, primarily shipper agents and consolidators.

  . International. International business consists primarily of traffic from steamship companies and accounted for approximately 26 percent of intermodal revenues.

  Coal. Based on carloadings and tons hauled, BNRR is the largest transporter of western low-sulfur coal in the United States. Over 90 percent of BNRR's coal traffic originated in the Powder River Basin of Wyoming and Montana during the three years ended December 31, 1995. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States with smaller quantities exported.

  BNRR also handles increasing amounts of low-sulfur coal from the Powder River Basin for delivery to markets in the eastern and southeastern portion of the United States. The low-sulfur coal from the Powder River Basin is abundant, inexpensive to mine and clean-burning. Because the Clean Air Act of 1990 requires power plants to reduce harmful emissions either by burning coal with a lower sulfur content or by installing expensive scrubbing units, opportunities for increased shipments of this low-sulfur coal still exist.

  Coal shipments transported by ATSF originate principally in Wyoming, Colorado, and New Mexico on the lines of ATSF and other rail carriers. These shipments are moved to electrical generating stations and industrial plants in the Midwest and Southwest.

  Agricultural Commodities. Agricultural Commodities include barley, corn, wheat, soybeans, oils, feeds, flour and mill products, specialty grains, malts, and milo. Based on carloadings and tons hauled, BNRR is the largest rail transporter of grain in North America. BNRR's system is strategically located to serve the Midwest and Great Plains grain-producing regions where BNRR serves most major terminal, storage, feeding and food-processing locations. Additionally, BNRR has access to major export markets in the Pacific Northwest, western Great Lakes and Texas Gulf regions.

  ATSF also serves a large portion of the grain-producing regions of the nation. ATSF transports wheat and feed grains including corn to points in California, Kansas, New Mexico, Oklahoma, and Texas to be stored, milled, or fed to livestock. ATSF also moves export wheat and feed grains to Texas ports for shipment to foreign customers.

  Chemicals. The Chemicals business is comprised of fertilizer, petroleum and chemical commodities. Chemicals and plastics resins are transported for industrial and agricultural use. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks for other chemical and plastic products.

  Forest Products. The primary commodities in Forest Products are lumber, plywood, oriented strand board, paper products, pulpmill feedstock, and wood pulp. Based on carloadings and tonnage hauled, BNRR is the largest rail transporter of forest products in the United States. Commodity origins are primarily from the Pacific Northwest, upper Midwest, and the Southeast for shipment mainly into domestic markets. Customers served include the construction, furniture, photography, publishing, newspaper, and industrial boxes industries.

  Consumer and Food Products. Beverages, canned goods, and perishables are the principal food commodities moved by BNRR and ATSF. Other consumer products handled include sugars and sweeteners, cotton, salt, rubber and tires, machinery, aircraft parts, military and miscellaneous boxcar shipments. Heavy machinery includes primary markets for aircraft, construction, farm and railroad equipment and secondary markets for used equipment. A truck-competitive transportation product in tank containers for customers shipping specialty chemicals and other liquids is also offered.

  Metals. The Metals business includes virtually all of the commodities included in or resulting from the production of steel. Taconite, an iron ore derivative produced in northern Minnesota, scrap steel, and coal coke are BNRR's primary input products, while finished steel products range from structural beams and steel coils to wire and nails. BNRR and ATSF haul both ferrous and non-ferrous products including recyclable metals. ATSF links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that feed rebar, beams, and coiled rod to the construction industry. Various non-ferrous products such as copper, lead, and aluminum are transported for the beverage, automotive, and telecommunications industries.

  Minerals and Ores. Commodities in this group include clays, cements, aggregates, and other industrial ores and agricultural minerals. Both the oil and the construction industries are serviced. Agricultural minerals include sulphur which generally moves to the Gulf Coast and from there via vessels to Florida and overseas markets for use in making phosphatic fertilizers. Potash is transported to domestic markets and to export points for markets in Canada, Mexico, and overseas. Industrial ores include various mined and processed commodities such as cement and aggregates (sand and stone) that generally move to domestic markets for use in general construction and public work projects, such as highway projects. Borates and sodium compounds move to domestic points as well as to export markets primarily through West Coast ports. Lime and non-metallic ores most often move within domestic markets.

  Automotive. The Automotive group is responsible for both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, and West.

  Freight Statistics. The following tables set forth certain freight statistics relating to rail operations for the periods indicated (represents combined BNRR and ATSF statistics for all periods):

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1995    1994    1993
                                                         ------- ------- -------
   Revenue ton-miles (millions)......................... 397,902 360,605 327,809
   Freight revenue per thousand revenue ton-miles.......  $20.11  $20.84  $21.22
   Average haul per ton (miles).........................     864     821     807

REVENUES

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1995   1994   1993
                                                           ------ ------ ------
                                                              (IN MILLIONS)
   Intermodal............................................. $2,017 $1,943 $1,678
   Coal...................................................  1,966  1,902  1,752
   Agricultural Commodities...............................  1,245    938    918
   Chemicals..............................................    615    597    590
   Forest Products........................................    546    557    525
   Consumer and Food Products.............................    467    471    452
   Metals.................................................    390    349    338
   Minerals and Ores......................................    388    382    369
   Automotive.............................................    369    376    334
                                                           ------ ------ ------
   Total Freight Revenue..................................  8,003  7,515  6,956
   Other Revenue..........................................    167    161    152
                                                           ------ ------ ------
     Total Operating Revenues............................. $8,170 $7,676 $7,108
                                                           ====== ====== ======

CARS/UNITS

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1995  1994  1993
                                                               ----- ----- -----
                                                                (IN THOUSANDS)
   Intermodal................................................. 2,558 2,465 2,183
   Coal....................................................... 1,880 1,847 1,679
   Agricultural Commodities...................................   663   578   599
   Chemicals..................................................   374   362   353
   Forest Products............................................   345   357   348
   Consumer and Food Products.................................   331   337   302
   Metals.....................................................   397   370   357
   Minerals and Ores..........................................   308   315   305
   Automotive.................................................   237   238   212
                                                               ----- ----- -----
     Total Car/Units.......................................... 7,093 6,869 6,338
                                                               ===== ===== =====

AVERAGE REVENUE PER CAR/UNIT

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1995   1994   1993
                                                           ------ ------ ------
   Intermodal............................................. $  789 $  788 $  769
   Coal...................................................  1,046  1,030  1,043
   Agricultural Commodities...............................  1,878  1,623  1,533
   Chemicals..............................................  1,644  1,649  1,671
   Forest Products........................................  1,583  1,560  1,509
   Consumer and Food Products.............................  1,411  1,398  1,497
   Metals.................................................    982    943    947
   Minerals and Ores......................................  1,260  1,213  1,210
   Automotive.............................................  1,557  1,580  1,575
                                                           ------ ------ ------
   Average Revenue Per Car/Unit........................... $1,128 $1,094 $1,098
                                                           ====== ====== ======

GOVERNMENT REGULATION AND LEGISLATION

  Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board of the United States Department of Transportation ("DOT"), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration ("OSHA"), and state regulatory agencies. The Surface Transportation Board, which is the successor to the ICC, has jurisdiction over certain rates, routes, services, extension, sale or abandonment of rail lines, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

  Rail operations of BNRR and ATSF, as well as those of their competitors, are subject to extensive federal, state and local environmental regulation. These laws cover discharges to waters, air emissions, toxic substances, and the generation, handling, storage, transportation, and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations which frequently involve transporting chemicals and other hazardous materials.

  BNRR and ATSF expect to become subject to future requirements regulating air emissions from diesel locomotives that may increase operating costs. The United States Environmental Protection Agency ("EPA") is expected to issue regulations nationally applicable to new locomotive engines in 1996. It is anticipated that these regulations will be effective for locomotive engines installed after 1999. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. At this time it is unknown whether California will adopt any locomotive emission standards.

  Many of BNRR's and ATSF's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNRR and ATSF are now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNRR and ATSF may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNRR or ATSF, their current lessees, former owners or lessees of properties, or other third parties. For further discussion, reference is made to Note 13 to the consolidated financial statements on pages 34 and 35 of BNSF's 1995 Annual Report to Shareholders, which information is hereby incorporated by reference.

COMPETITION

  The business environment in which BNRR and ATSF operate remains highly competitive. Depending on the specific market, deregulated motor carriers, other railroads and river barges exert pressure on various price and service combinations. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNRR, ATSF, and other railroads continue to develop and implement operating efficiencies to improve productivity.

  As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNRR's and ATSF's primary rail competitors in the western region of the United States consist of CP Rail Systems ("CP"), Southern Pacific Transportation Company ("SP") and Union Pacific Railroad Company ("UP"), which now includes the former Chicago & North Western Transportation Company ("C&NW"). Numerous regional railroads and motor carriers also operate in parts of the same territories served by BNRR and ATSF. Coal, one of BNRR's primary commodities, has experienced significant pressure on rates due to competition from the joint effort of C&NW/UP and from BNRR's effort to penetrate new markets.

  An application for approval of the proposed merger of UP and SP is now pending before the Surface Transportation Board. Approval of that transaction would create an enhanced competitor to BNRR and ATSF. BNRR and ATSF have entered into a settlement agreement with UP and SP under which, if the UP/SP combination is approved as proposed, BNRR and ATSF would obtain overhead access, and in some instances local access, through trackage rights to over 3,500 route miles of the UP/SP system, and UP and SP would sell more than 300 miles of track to BNRR or ATSF. This would provide BNRR and ATSF access to additional shippers and would improve their route structures. A decision by the Surface Transportation Board on the UP/SP transaction is scheduled in 1996.

                              PIPELINE INVESTMENT

  Santa Fe Pacific Pipelines, Inc. ("SFP Pipelines"), an indirect, wholly-owned subsidiary of BNSF, serves as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership"), a Delaware master limited partnership formed in 1988 to acquire and operate the refined petroleum products pipeline business of SFP. SFP Pipelines owns a two percent interest as the Partnership's general partner and an approximate 42 percent interest as limited partner. As general partner, SFP Pipelines is entitled to receive two percent of all amounts available for distribution by the Partnership and also an additional incentive depending upon the level of cash distributions paid to holders of limited partner interests in the Partnership ("Partnership Units"). BNSF accounts for its interest in the Partnership on the equity basis.

  In September 1990, SFP Pipeline Holdings, Inc., an indirect, wholly-owned subsidiary of BNSF, issued $219 million principal amount of Variable Rate Exchangeable Debentures due 2010 (the "Holdings Debentures") at an eight percent discount. The Holdings Debentures are exchangeable under certain circumstances at the option of the holders upon the first to occur of certain specified events, or final maturity, for substantially all of the Partnership Units that are owned by SFP Pipelines. The interest payable with respect to the Holdings Debentures for a particular quarter is equal to the greater of
(i) the distributions of cash from operations declared by the Partnership on the Partnership Units for which such Holdings Debentures are exchangeable and
(ii) two percent of the weighted average unpaid balance of such Holdings Debentures outstanding during such quarter, provided that in no event shall the amount of interest paid on the Holdings Debentures exceed an average annual rate of 16 percent since their date of issuance.

  The Partnership is one of the largest independent pipeline common carriers of refined petroleum products in the United States, and the largest in the western United States, in terms of product deliveries, barrel miles, and pipeline mileage, with approximately 3,300 miles of pipeline serving six states. The Partnership transports refined petroleum products, including gasoline, diesel fuel, and commercial and military jet fuel, primarily for major petroleum companies, independent refiners, the United States military, and marketers and distributors of such products. The Partnership also operates 14 truck loading terminals and provides pipeline service to 44 customer-owned terminals, three commercial airports, and 12 military bases. The Partnership shipped 354.3 million barrels in 1995, up from
349.8 million barrels in 1994.

  Substantially all of the Partnership's pipeline operations are common carrier operations that are subject to federal or state rate regulation. The Federal Energy Regulatory Commission (FERC) exercises economic regulatory jurisdiction over interstate shipments through the Partnership's system. For a description of certain FERC proceedings challenging certain of the Partnership's rates and seeking refunds and prospective rate reductions, see the section entitled "FERC Proceeding" under Item 3, Legal Proceedings, in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, which section is hereby incorporated by reference. Intrastate shipments are subject to economic regulation by the California Public Utilities Commission.

ITEM 3. LEGAL PROCEEDINGS

  Set forth below is a description of certain legal proceedings involving BNSF and its subsidiaries.

WHEAT AND BARLEY TRANSPORTATION RATES

  In September 1980, a class action lawsuit was filed against BNRR in United States District Court for the District of Montana ("Montana District Court") challenging the reasonableness of BNRR export wheat and barley rates. The class consists of Montana grain producers and elevators. The plaintiffs sought a finding that BNRR single car export wheat and barley rates for shipments moving from Montana to the Pacific Northwest were unreasonably high and requested damages in the amount of $64 million. In March 1981, the Montana District Court referred the rate reasonableness issue to the ICC. Subsequently, the state of Montana filed a complaint at the ICC challenging BNRR's multiple car rates for Montana wheat and barley movements occurring after October 1, 1980.

  The ICC issued a series of decisions in this case from 1988 to 1991. Under these decisions, the ICC applied a revenue to variable cost test to the rates and determined that BNRR owed $9,685,918 in reparations plus interest. In its last decision, dated November 26, 1991, the ICC found BNRR's total reparations exposure to be $16,559,012 through July 1, 1991. The ICC also found that BNRR's current rates were below a reasonable maximum and vacated its earlier rate prescription order.

  BNRR appealed to the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") those portions of the ICC's decisions concerning the post-October 1, 1980 rate levels. BNRR's primary contention on appeal was that the ICC erred in using the revenue to variable cost rate standard to judge the rates instead of Constrained Market Pricing/Stand Alone Cost principles. The limited portions of decisions that cover pre-October 1, 1980 rates were appealed to the Montana District Court.

  On March 24, 1992, the Montana District Court dismissed plaintiffs' case as to all aspects other than those relating to pre-October 1, 1980 rates. On February 9, 1993, the D.C. Circuit served its decision regarding the appeal of the several ICC decisions in this case. The court held that the ICC did not adequately justify its use of the revenue to variable cost standard as BNRR had argued and remanded the case to the ICC for further administrative proceedings.

  On July 22, 1993, the ICC served an order in response to the D.C. Circuit's February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand Alone Cost principles in assessing the reasonableness of BNRR wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule.

On October 28, 1994, plaintiffs filed their opening evidence arguing that the revenue received by BNRR exceeded the stand alone costs of transporting that traffic and that BNRR rates were unreasonably high. BNRR filed its evidence March 29, 1995, showing that the stand alone costs of transporting the traffic exceeded the revenue derived by BNRR on that traffic and that consequently, its rates were not unreasonably high. The parties filed briefs simultaneously on August 16, 1995, and the proceeding awaits decision by the Surface Transportation Board, successor to the ICC.

COAL TRANSPORTATION CONTRACT LITIGATION

  On April 26, 1991, an action was filed against BNRR in the 102nd Judicial District Court for Bowie County, Texas, seeking a reduction of the transportation rates required to be paid under two contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). The plaintiff, Southwestern Electric Power Company ("SWEPCO"), was challenging the contract rates for transportation of coal to its electric generating facilities at Cason, Texas, and Flint Creek, Arkansas. SWEPCO contended that productivity gains achieved by BNRR constituted unusual economic conditions giving rise to a "gross inequity" because BNRR's costs of providing service have been reduced over the contracts' terms. On August 2, 1994, plaintiff amended its complaint to further allege that BNRR had been unjustly enriched by retaining differences between the rates actually charged and those that SWEPCO alleged should have been charged. SWEPCO sought both prospective rate relief and recovery of alleged past overcharges.

  BNRR's primary contention was that both parties anticipated productivity gains in the rail industry when negotiating the contracts and agreed that BNRR would retain most of its productivity gains. BNRR further contended that there was no agreement that transportation rates paid by SWEPCO would be based on BNRR's cost of providing service.

  On November 18, 1994, the jury rendered a verdict denying plaintiff's request for prospective rate relief and that plaintiff take nothing on its principal claims of "gross inequity." However, BNRR was assessed damages approximating $56 million relating to plaintiff's alternative claim of unjust enrichment. On January 20, 1995, the trial court rendered a judgment on the verdict in an amount approximating $74 million, which included attorneys' fees and interest. The judgment further awarded post-judgment interest at 10 percent per annum and issued declaratory orders pertaining to the two contracts. BNRR filed its notice of appeal in the case on February 17, 1995 and posted a bond staying enforcement of the judgment in the Court of Appeals for the Sixth Court of Appeals District of Texas, Texarkana, Texas (Burlington Northern Railroad Company v. Southwestern Electric Power Company, No. 06-95-00024-CV). SWEPCO has filed a notice of cross appeal and the case is awaiting review. In the opinion of outside counsel, BNRR has a substantial likelihood of prevailing on appeal, although no assurances can be given due to the uncertainties inherent in litigation.

ENVIRONMENTAL PROCEEDINGS

  By letter dated August 31, 1995, the Wisconsin Department of Justice, on behalf of the State of Wisconsin, notified BNRR of its intent to file a complaint by the end of September 1995 seeking penalties of $200 per day, a penalty assessment, and an environmental assessment for BNRR's alleged failure, for 964 days, to submit a remedial action plan for the Ashland Railyard, Ashland, Wisconsin, by May 7, 1993, as established by the Wisconsin Department of Natural Resources. BNRR undertook groundwater monitoring and removed and disposed of all former railroad structures on the property, but because of the existence of contamination from offsite and upgradient sources, did not believe that it would be prudent or technically reasonable to accomplish site remediation until all upgradient and contributing sources were properly considered. The property had been leased for many years to another railroad which operated the railyard facility. In State of Wisconsin v. Burlington Northern Railroad Company and Soo Line Railroad Company (Case No. 96 CV 007), BNRR settled this matter for $106,580 pursuant to a stipulation and order for judgment entered on January 22, 1996, by the Circuit Court for Ashland County, Wisconsin. This matter is now considered terminated.

  On December 18, 1995, the State of Illinois filed a Complaint captioned People of the State of Illinois v. Burlington Northern Railroad Company, Beazer East, Inc. and Koppers Industries, Inc. (PCB No. 96-132) before the Illinois Pollution Control Board against BNRR, Beazer East, Inc. and Koppers Industries, Inc. alleging violations of the Illinois Environmental Protection Act with respect to a facility in Galesburg, Illinois. This facility is not operated by BNRR. The proceeding may result in monetary sanctions in excess of $100,000. BNRR and Beazer East, Inc. have made an offer to the State of Illinois to settle this matter.

MERGER-RELATED LITIGATION

  Numerous complaints were filed arising out of the Agreement and Plan of Merger dated June 29, 1994, as amended, between BNI and SFP. On June 30, 1994, shortly after announcement of the proposed BNI-SFP merger ("Merger"), two purported stockholder class action suits were filed in the Court of Chancery of the State of Delaware (Miller v. Santa Fe Pacific Corporation, C.A. No. 13587; Cosentino v. Santa Fe Pacific Corporation, C.A. No. 13588). On July 1, 1994, two additional purported stockholder class action suits were filed in the Court of Chancery of the State of Delaware (Fielding v. Santa Fe Pacific Corporation, C.A. No. 13591; Wadsworth v. Santa Fe Pacific Corporation, C.A. No. 13597).

  The actions named as defendants SFP, the individual members of the SFP Board of Directors, and BNI. In general, the actions variously alleged that SFP's directors breached their fiduciary duties to the stockholders by agreeing to the proposed merger for allegedly "grossly inadequate" consideration in light of recent operating results of SFP, recent trading prices of SFP's common stock and other alleged factors, by allegedly failing to take all necessary steps to ensure that stockholders will receive the maximum value realizable for their shares (including allegedly failing to actively pursue the acquisition of SFP by other companies or conducting an adequate "market check"), and by allegedly failing to disclose to stockholders the full extent of the future earnings potential of SFP, as well as the current value of its assets. The Miller and Fielding cases further alleged that the proposed Merger was unfairly timed and structured and, if consummated, would allegedly unfairly deprive the stockholders of standing to pursue certain pending stockholder derivative litigation. Plaintiffs also alleged that BNI was responsible for aiding and abetting the alleged breach of fiduciary duty committed by the SFP Board. The actions sought certification of a class action on behalf of SFP's stockholders. In addition, the actions sought injunctive relief against consummation of the Merger and, in the event that the Merger was consummated, the rescission of the Merger, an award of compensatory or rescissory damages and other damages, including court costs and attorneys' fees, an accounting by defendants of all profits realized by them as a result of the Merger, and various other forms of relief.

  On October 6, 1994, shortly after Union Pacific Corporation ("UPC") issued a press release in which it announced a proposal for UPC to acquire SFP (the "UPC Proposal"), plaintiffs in the four lawsuits described above filed in the Court of Chancery of the State of Delaware a Consolidated Amended Complaint (Miller v. Santa Fe Pacific Corporation, C.A. No. 13587). In their Consolidated Amended Complaint, plaintiffs repeated the allegations contained in their earlier lawsuits and further alleged that, in light of the UPC Proposal, SFP's directors had breached their fiduciary duties by failing to fully inform themselves about and to adequately explore available alternatives to the merger with BNI, including the alternative of a merger transaction with UPC, and by failing to fully inform themselves about the value of SFP. The Consolidated Amended Complaint sought the same relief sought in plaintiffs' earlier lawsuits and, in addition, requested that SFP's directors be ordered to explore alternative transactions and to negotiate in good faith with all interested persons, including UPC.

  Also, on October 6, 1994, five additional purported stockholder class action suits relating to SFP's proposed participation in the Merger with BNI were filed in the Court of Chancery of the State of Delaware (Weiss v. Santa Fe Pacific Corporation, C.A. No. 13779; Lifshitz v. Krebs, C.A. No. 13780; Stein
v. Santa Fe Pacific Corporation, C.A. No. 13782; Lewis v. Santa Fe Pacific Corporation, C.A. No. 13783; Abramson v. Lindig, C.A. No. 13784). On October 7, 1994, three more purported stockholder class action suits relating to SFP's proposed participation in the Merger with BNI were filed in the Court of Chancery of the State of Delaware (Graulich v. Santa Fe Pacific Corporation, C.A. No. 13786; Anderson v. Santa Fe Pacific

Corporation, C.A. No. 13787; Green v. Santa Fe Pacific Corporation, C.A. No. 13788). All of these lawsuits named as defendants SFP and the individual members of the SFP Board of Directors; the Lifshitz case further named BNI as a defendant. In general, these actions variously alleged that, in light of SFP's recent operating results and the UPC Proposal, SFP's directors breached their fiduciary duties to stockholders by purportedly not taking the necessary steps to ensure that SFP's stockholders would receive "maximum value" for their shares of SFP stock, including purportedly refusing to negotiate with UPC or to "seriously consider" the UPC Proposal and failing to announce any active auction or open bidding procedures. The actions generally sought relief that is materially identical to the relief sought in the Miller case, and in addition sought entry of an order requiring SFP's directors to immediately undertake an evaluation of SFP's worth as a merger/acquisition candidate and to establish a process designed to obtain the highest possible price for SFP, including taking steps to "effectively expose" SFP to the marketplace in an effort to create an "active auction" in SFP. The Weiss case further sought entry of an order enjoining SFP's directors from implementing any poison pill or other device designed to thwart the UPC Proposal or any other person's proposal to acquire SFP.

  The Anderson lawsuit was subsequently withdrawn. On October 14, 1994, the Chancery Court entered an order consolidating the remaining 11 purported stockholder class action suits under the heading In Re Santa Fe Pacific Corporation Shareholder Litigation, C.A. No. 13587 (the "Shareholder Litigation").

  On October 26, 1994, BNI filed a Motion to Dismiss the Consolidated and Amended Complaint.

  On March 6, 1995, plaintiffs in the Shareholder Litigation filed a Revised Second Consolidated and Amended Complaint, which superseded their previously filed complaints. The Revised Second Consolidated and Amended Complaint generally repeated many of the same allegations, and requested relief similar to that requested in plaintiffs' earlier complaints. In addition, the Revised Second Consolidated and Amended Complaint alleged that SFP's directors breached their fiduciary duties: by proceeding with and completing the joint SFP-BNI Tender Offer; by approving and implementing the Shareholder Rights Plan, which purportedly resulted in a "premature ending" of the "bidding process" by allegedly deterring and defeating UPC's acquisition overtures, exempting BNI from its provisions, and "coercing" SFP stockholders to vote in favor of the Merger; by approving the termination fee and expense reimbursement provisions of the Merger Agreement by authorizing the stock repurchase provisions of the Merger Agreement, which allegedly were designed to "lock-up" the Merger by providing stockholders with an "illusory promise" that the Merger Agreement exchange ratio would increase, while reserving SFP's right not to repurchase such stock; and by purportedly failing to disclose all material facts necessary for SFP's stockholders to evaluate in an informed manner and vote on the Merger, including purportedly failing to fully disclose the risks that the ICC would not approve the Merger and purportedly failing to fully disclose SFP's intentions with respect to the repurchase of SFP stock, as permitted by the Merger Agreement, as well as whether there will be a fair opportunity for all SFP stockholders to "participate" in any SFP stock repurchases, and on what basis. As additional relief to that requested in the earlier complaints, plaintiffs requested injunctive and other relief: enjoining consummation of the Merger; ordering SFP, SFP's directors, and BNI to make unspecified supplemental disclosures to stockholders; requiring SFP to conduct a new vote on the Merger subsequent to such disclosures; enjoining SFP from improperly or discriminatorily implementing the Shareholder Rights Plan or any other "defensive" tactic; ordering SFP's directors to take all appropriate steps to enhance SFP's value and attractiveness as a merger or acquisition candidate, including "effectively exposing" SFP to the marketplace by means of an active auction on a "level playing field"; and declaring the termination fee and expense reimbursement provisions of the Merger Agreement invalid and unenforceable.

  On March 13, 1995, SFP and SFP's directors filed a motion to dismiss the Shareholder Litigation on the grounds that the Plaintiffs failed to state a cause of action upon which relief may be granted. BNI also filed a motion to dismiss the Revised Second Consolidated and Amended Complaint. On May 31, 1995, the Delaware Chancery Court rendered its decision granting the motion to dismiss that was filed by SFP and SFP's directors on March 13, 1995 and the motion to dismiss filed by BNI. The plaintiffs appealed the dismissal to the Delaware Supreme Court.

  On November 22, 1995, the Delaware Supreme Court issued an opinion that affirmed in part and reversed in part the May 31, 1995 decision of the Delaware Chancery Court. The Delaware Supreme Court reversed the Chancery Court's dismissal of plaintiffs' claims that, in taking the alleged "defensive" actions identified in the Revised Second Consolidated and Amended Complaint, including approval and implementation of the Shareholder Rights Plan, SFP's directors violated their fiduciary duties to stockholders. The Delaware Supreme Court affirmed the Chancery Court's dismissal of all other claims asserted by plaintiffs in the litigation, including all claims against BNI.

  On December 11, 1995, the SFP defendants filed with the Delaware Chancery Court a motion for summary judgment against plaintiffs' remaining claims in the Shareholder Litigation, which motion is pending. On December 29, 1995, the SFP defendants filed their Answer to plaintiffs' Revised Second Consolidated and Amended Complaint.

  BNSF believes this lawsuit is meritless and continues to oppose it vigorously.

ICC MERGER CASE

  On October 13, 1994, BNI, BNRR, SFP, and ATSF ("Applicants") filed a railroad merger and control application with the ICC, Finance Docket No. 32549, Burlington Northern Inc. and Burlington Northern Railroad Company-- Control and Merger--Santa Fe Pacific Corporation and The Atchison, Topeka and Santa Fe Railway Company. Applicants sought an order, pursuant to 49 U.S.C.
(S)(S) 11343-11347 (1988), approving and authorizing BNI's acquisition of control of and merger with SFP, the resulting common control of BNRR and ATSF by BNSF, the consolidation of BNRR and ATSF by BNSF, the consolidation of BNRR and ATSF operations, and the merger of BNRR and ATSF. The ICC approved the application in its written decision served August 23, 1995, which decision was effective as of September 22, 1995. Several petitions for reconsideration or to reopen the ICC's decision were filed by parties to the proceeding and all of these have been denied. Additionally, eight parties to the proceeding filed petitions for review of the ICC's approval decision with the United States Court of Appeals for the District of Columbia, which petitions are now pending before that court. Each of the petitions for reconsideration or to reopen and for review challenge various aspects of the ICC's decision, including the extent of conditions imposed on its approval. None of these petitions is expected to affect materially the benefits to be realized by the acquisition of common control of BNRR and ATSF by BNSF.

CROW RESERVATION CROSSING ACCIDENT CASE

  At approximately 10:15 a.m. on November 22, 1993, there was an accident at a BNRR railroad crossing located within the boundaries of the Crow reservation in which three members of the Crow tribe were killed. The crossing, which is located on a rural gravel road just south of Lodge Grass, Montana, was protected by crossbucks and advance warning signs.

  A lawsuit was filed in the Crow Tribal Court (Estates of Red Wolf, Red Horse and Bull Tail v. Burlington Northern Railroad Company, Case No. 94-31) on behalf of the estates of the driver and the two passengers. One of the passenger cases was severed and has yet to go to trial. The other two cases proceeded to trial in January 1996 and, on February 6, 1996, a Crow Tribal Court jury rendered a verdict against BNRR for compensatory damages in the total amount of $250 million.

  BNRR has filed an appeal to the Crow Court of Appeals in and for the Crow Indian Reservation, where it will seek, among other things, to have the case dismissed on the basis that the Crow Tribal Court lacks subject matter jurisdiction over these claims. If the appellate court fails to grant relief to BNRR, BNRR will pursue its defenses in federal court. On February 26, 1996, the Federal District Court for the District of Montana entered an order enjoining any action by plaintiffs to enforce the judgment pending appeal through the tribal court and federal court systems. BNRR was required to post a $5 million bond with the federal court.

OTHER CLAIMS

  BNSF and its subsidiaries also are parties to a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. For a description of certain claims against SFP Pipelines and the Partnership, see the sections entitled "East Line Civil Litigation and FERC Proceeding," "East Line Civil Litigation," and "FERC Proceeding" under Item 3, Legal Proceedings, of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, which sections are hereby incorporated by reference. While the final outcome of these and other legal actions cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of BNSF management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of BNSF, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

  Reference is made to Note 6 to the consolidated financial statements on pages 29 and 30 of BNSF's 1995 Annual Report to Shareholders for information concerning certain pending administrative appeals between BNI and SFP and the Internal Revenue Service, which information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted by BNSF to a vote of its securities holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Listed below are the names, ages, and positions of all executive officers of BNSF (excluding one executive officer who is also a director of BNSF) and their business experience during the past five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, resignation, or removal.

JOHN Q. ANDERSON, 44

  Senior Vice President-Coal, Metals and Minerals Business Group since February 1996. Prior to that, Senior Vice President-Coal Business Group since September 1995, Executive Vice President, Coal Business Group of BNRR since June 1994, and Executive Vice President, Marketing and Sales of BNRR since February 1990.

DOUGLAS J. BABB, 43

  Senior Vice President and Chief of Staff since September 1995. Prior to that, Vice President and General Counsel of BNRR from December 1986.

JAMES B. DAGNON, 56

  Senior Vice President-Employee Relations since September 1995. Prior to that, Executive Vice President, Employee Relations of BNI since January 1992, and Senior Vice President, Employee Relations of BNI since August 1991.

THOMAS N. HUND, 42

  Vice President and Controller since September 1995. Prior to that, Vice President and Controller of SFP since July 1990.

DONALD G. MCINNES, 55

  Senior Vice President and Chief Operations Officer since September 1995. Prior to that, Senior Vice President and Chief Operating Officer of ATSF since January 1994, Senior Vice President-Intermodal Business Unit of ATSF since January 1992, and Vice President-Intermodal of ATSF since July 1989.

JEFFREY R. MORELAND, 51

  Senior Vice President-Law and General Counsel since September 1995. Prior to that, Vice President-Law and General Counsel of SFP from October 1994, and Vice President-Law and General Counsel of ATSF from June 1989.

CHARLES L. SCHULTZ, 48

  Senior Vice President-Intermodal and Automotive Business Unit since February 1996. Prior to that, Vice President-Intermodal from September 1995, Vice President-Intermodal of ATSF from January 1994, Vice President-Management Services of ATSF from June 1991, and Vice President-Information Services of ATSF from July 1989.

DENIS E. SPRINGER, 50

  Senior Vice President and Chief Financial Officer since September 1995. Prior to that, Senior Vice President and Chief Financial Officer of SFP from October 1993, Senior Vice President, Treasurer and Chief Financial Officer of SFP from January 1992, and Vice President, Treasurer and Chief Financial Officer of SFP from January 1991.

GREGORY T. SWIENTON, 46

  Senior Vice President-Consumer and Industrial Business Unit since February 1996. Prior to that, Senior Vice President-Industrial Business Unit from September 1995, Executive Vice President, Intermodal Business of BNRR from June 1994, and Executive Director-Europe and Africa (Brussels) of DHL Worldwide Express (international freight company) from January 1991.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Information as to the principal markets on which the common stock of BNSF is traded, the high and low sales prices of such stock for the two years ending December 31, 1995 (or the common stock of BNI prior to September 22, 1995) and the frequency and amount of dividends declared on such stock during such period, is set forth below the heading "Quarterly Financial Data-Unaudited" on page 39 of BNSF's 1995 Annual Report to Shareholders and is hereby incorporated by reference. The approximate number of record holders of the common stock at January 31, 1996 was 85,000.

ITEM 6. SELECTED FINANCIAL DATA

  There is disclosed on page 1 of BNSF's 1995 Annual Report to Shareholders selected financial data of BNSF for each of the last five fiscal years. Such data with respect to the following topics are incorporated by reference:
Revenues; Operating income (loss); Income (loss) before extraordinary item and cumulative effect of change in accounting method; Accounting change/Extraordinary item; Net income (loss); Primary earnings (loss) per share; Fully diluted earnings (loss) per share; Dividends declared per common share; Total assets; Long-term debt, including current portion and commercial paper; and Redeemable preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 13 through 20 of BNSF's 1995 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of BNSF and subsidiary companies, together with the report thereon of Coopers & Lybrand L.L.P. dated February 15, 1996, appearing on pages 21 through 39 of BNSF's 1995 Annual Report to Shareholders, are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors of BNSF is provided on pages 2 through 5 of BNSF's proxy statement dated March 5, 1996, under the heading "Name, Age and Business Experience of Nominees for Director" and the information under that heading is hereby incorporated by reference.

  Information concerning the executive officers of BNSF (excluding one executive officer who is also a director of BNSF) is included in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning the compensation of directors and executive officers of BNSF is provided on pages 6 through 7 under the heading "Directors' Compensation" and pages 26 through 33 under the heading "EXECUTIVE COMPENSATION AND OTHER INFORMATION" in BNSF's proxy statement dated March 5, 1996, and the information under those headings is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the ownership of BNSF equity securities by certain beneficial owners and management is provided on pages 8 through 10 under the headings "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" of BNSF's proxy statement dated March 5, 1996, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is provided on page 7 under the heading "Certain Relationships and Related Transactions" of BNSF's proxy statement dated March 5, 1996, and the information under that heading is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

                                                                         PAGE
                                                                       --------
  1. Consolidated Financial Statements:
Report of Independent Accountants.....................................    [21*]
Consolidated Statements of Income for the three years ended December
 31, 1995.............................................................    [22*]
Consolidated Balance Sheets at December 31, 1995 and 1994.............    [23*]
Consolidated Statements of Cash Flows for the three years ended
 December 31, 1995....................................................    [24*]
Consolidated Statements of Changes In Stockholders' Equity for the
 three years ended December 31, 1995..................................    [25*]
Notes to Consolidated Financial Statements............................ [26-39*]

- --------
  (*Incorporated by reference from the indicated pages of BNSF's 1995 Annual Report to Shareholders.)

  2. Consolidated Financial Statement Schedules for the three years ended December 31, 1995:

  Report of Independent Accountants......................................... F-1
  Schedule II--Valuation and Qualifying Accounts............................ F-2

  Schedules other than that listed above are omitted because they are not required or applicable, or the required information is included in the consolidated financial statements or related notes.

  3. Exhibits:

  See Index to Exhibits on pages E-1-E-4 for a description of the exhibits filed as a part of this Report.

  (b) Reports on Form 8-K

  BNSF filed the following Reports on Form 8-K during the quarter ended December 31, 1995:

    Registrant filed Amendment No. 1 on Form 8-K/A dated November 13, 1995 to Current Report on Form 8-K (Date of earliest event reported: September 22,
  1995) which included under Item 7.B., Financial Statements, Pro Forma Financial Information and Exhibits, unaudited pro forma financial information reflecting the business combination of BNI and SFP effective September 22, 1995.

    Registrant filed a Current Report on Form 8-K (Date of earliest event reported: November 21, 1995) which referenced under Item 5, Other Events, the establishment by the registrant on November 21, 1995 of two new credit facilities allowing borrowings of $2.5 billion and a commercial paper program.

    Registrant filed a Current Report on Form 8-K (Date of earliest event reported: November 30, 1995) which referenced under Item 5, Other Events, and incorporated by reference a pro forma computation of ratio of earnings to fixed charges for the nine months ended September 30, 1995 and the year ended December 31, 1994, to reflect the business combination of BNI and SFP effective September 22, 1995.

                                  SIGNATURES

  BURLINGTON NORTHERN SANTA FE CORPORATION, PURSUANT TO THE REQUIREMENTS OF
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BURLINGTON NORTHERN SANTA FE
                                           CORPORATION

                                                 /s/ Denis E. Springer
                                          By: _________________________________
                                                     Denis E. Springer
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: March 29, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF BURLINGTON NORTHERN SANTA FE CORPORATION AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE                                     TITLE
                 ---------                                     -----


          /s/ Robert D. Krebs               President and Chief Executive Officer
___________________________________________   (Principal Executive Officer), and
              Robert D. Krebs                 Director

         /s/ Denis E. Springer              Senior Vice President and Chief Financial
___________________________________________   Officer (Principal Financial Officer)
             Denis E. Springer

          /s/ Thomas N. Hund                Vice President and Controller
___________________________________________   (Principal Accounting Officer)
              Thomas N. Hund

            Joseph F. Alibrandi*            Director
___________________________________________
            Joseph F. Alibrandi

              Jack S. Blanton*              Director
___________________________________________
              Jack S. Blanton

             John J. Burns, Jr.*            Director
___________________________________________
            John J. Burns, Jr.

             Daniel P. Davison*             Chairman of the Board, Director
___________________________________________
             Daniel P. Davison

             George Deukmejian*             Director
___________________________________________
             George Deukmejian


                 SIGNATURE                                     TITLE
                 ---------                                     -----
              Daniel J. Evans*              Director
___________________________________________
              Daniel J. Evans

              Bill M. Lindig*               Director
___________________________________________
              Bill M. Lindig
                 Ben F. Love*               Director
___________________________________________
                Ben F. Love

              Roy S. Roberts*               Director
___________________________________________
              Roy S. Roberts

              Marc J. Shapiro*              Director
___________________________________________
              Marc J. Shapiro

             Arnold R. Weber*               Director
___________________________________________
              Arnold R. Weber

              Robert H. West*               Director
___________________________________________
              Robert H. West

            J. Steven Whisler*              Director
___________________________________________
             J. Steven Whisler

         Edward E. Whitacre, Jr.*           Director
___________________________________________
          Edward E. Whitacre, Jr.

            Ronald B. Woodard*              Director
___________________________________________
             Ronald B. Woodard

             Michael B. Yanney*             Director
___________________________________________
             Michael B. Yanney

                           /s/ Jeffrey R. Moreland
                     *By _________________________________
                               Jeffrey R. Moreland
                          Senior Vice President-Law and
                                 General Counsel
                                Attorney in Fact

Dated: March 29, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Burlington Northern Santa Fe Corporation and Subsidiaries

  Our report on the consolidated financial statements of Burlington Northern Santa Fe Corporation and Subsidiaries has been incorporated by reference in this Form 10-K from page 21 of the 1995 Annual Report to Shareholders of Burlington Northern Santa Fe Corporation. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Fort Worth, Texas
February 15, 1996

                                                                     SCHEDULE II

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN MILLIONS)

           COLUMN A            COLUMN B  COLUMN C  COLUMN D  COLUMN E  COLUMN F
           --------            --------- --------- -------- ---------- --------
                                                                       BALANCE
                                BALANCE            ADDITION             AT END
                                  AT     ADDITIONS  OF SFP                OF
                               BEGINNING  CHARGED  ACCRUAL  DEDUCTIONS  PERIOD
         DESCRIPTION           OF PERIOD TO INCOME   (1)       (2)       (3)
         -----------           --------- --------- -------- ---------- --------
December 31, 1995
Casualty and environmental
 reserves.....................   $637      $164      $320      $205      $916
                                 ====      ====      ====      ====      ====
December 31, 1994
Casualty and environmental
 reserves.....................   $689      $183      $--       $235      $637
                                 ====      ====      ====      ====      ====
December 31, 1993
Casualty and environmental
 reserves.....................   $713      $227      $--       $251      $689
                                 ====      ====      ====      ====      ====

- --------
(1) Represents SFP's recorded liability at date of Merger
(2) Principally represents cash payments
(3) Classified in the consolidated balance sheet as follows:

                                                                  1995 1994 1993
                                                                  ---- ---- ----
      Casualty and environmental reserves (current liabilities).  $290 $221 $263
      Casualty and environmental reserves (noncurrent
       liabilities).............................................   626  416  426
                                                                  ---- ---- ----
                                                                  $916 $637 $689
                                                                  ==== ==== ====

                    BURLINGTON NORTHERN SANTA FE CORPORATION

                               INDEX OF EXHIBITS

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
  2      Agreement and Plan of Merger dated as of June 29, 1994 between
         Burlington Northern Inc. and Santa Fe Pacific Corporation as amended by Amendments 1 and 2 thereto, together with Amendments 3 and 4 thereto. Schedules have been omitted. Schedules will be furnished supplementally to the Securities and Exchange Commission upon request.
         Incorporated by reference to Exhibit 2.1 to BNSF's Report on Form 8-K
         (Date of earliest event reported: September 22, 1995).
  3.1    Amended and Restated Certificate of Incorporation of BNSF (amended as of September 11, 1995). Incorporated by reference to Exhibit 3.1 to
         BNSF's Report on Form 10-Q for the quarter ended September 30, 1995.
  3.2    By-Laws of BNSF (amended as of January 18, 1996).
  4.1    Five-Year Revolving Credit Agreement dated as of November 21, 1995, between Burlington Northern Santa Fe Corporation and Chemical
         Securities Inc. and J.P. Morgan Securities as Co-arrangers and a consortium of lenders. Incorporated by reference to Exhibit 4.1 to
         BNSF's Current Report on Form 8-K (Date of earliest event reported:
         November 21, 1995).
  4.2    364-Day Revolving Credit Agreement dated as of November 21, 1995, between Burlington Northern Santa Fe Corporation and Chemical
         Securities Inc. and J.P. Morgan Securities Inc. and a consortium of lenders. Incorporated by reference to Exhibit 4.2 to BNSF's Current
         Report on Form 8-K (Date of earliest event reported: November 21,
         1995).
         BNSF is not filing any other instruments evidencing indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF's total assets. BNSF will furnish copies of any material instruments upon request of the
         Securities and Exchange Commission.
 10.1*   Burlington Northern Santa Fe Corporation 1982 Stock Option Incentive
         Plan. Incorporated by reference to BNSF's Registration Statement on
         Form S-8 (File No. 33-62841).
 10.2*   Burlington Northern Santa Fe Corporation 1987 Stock Option Incentive
         Plan. Incorporated by reference to BNSF's Registration Statement on
         Form S-8 (File No. 33-62833).
 10.3*   Burlington Northern Santa Fe Corporation Incentive Compensation Plan.
         Incorporated by reference to BNSF's Registration Statement on Form S-8
         (File No. 33-62835).
 10.4*   Burlington Northern Inc. Senior Executive Survivor Benefit Plan as of
         April 1, 1986. Incorporated by reference to Amendment No. 1 to BNI's
         Report on Form 10-K for the fiscal year ended December 31, 1987.
 10.5*   Burlington Northern Inc. Deferred Compensation Plan as amended effective January 1, 1991.
 10.6*   Burlington Northern Inc. Performance Share Unit Plan (1981) as of
         January 1, 1988. Incorporated by reference to Amendment No. 1 to BNI's
         Report on Form 10-K for the fiscal year ended December 31, 1987.
 10.7*   Burlington Northern Inc. 1987 Performance Share Unit Plan as of
         January 1, 1988. Incorporated by reference to Amendment No. 1 to BNI's
         Report on Form 10-K for the fiscal year ended December 31, 1987.
 10.8*   Burlington Northern Inc. Supplemental Benefits Plan (as amended and restated effective September 21, 1995).

- --------
*Management contract or compensatory plan or arrangement.

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
 10.9*   1989 Burlington Northern Inc. Restricted Stock Incentive Plan.
         Incorporated by reference to BNI's Report on Form 10-K for the fiscal year ended December 31, 1990.
 10.10*  Burlington Northern Santa Fe Corporation 1990 Directors Stock Option
         Plan. Incorporated by reference to BNSF's Registration Statement on
         Form S-8 (File No. 33-62825).
 10.11*  Burlington Northern Santa Fe Incentive Bonus Stock Program.
 10.12*  Burlington Northern Santa Fe Corporation 1992 Stock Option Incentive
         Plan. Incorporated by reference to BNSF's Registration Statement on
         Form S-8 (File No. 33-62839).
 10.13*  Burlington Northern Santa Fe Corporation 1993 Employee Stock Purchase
         Plan. Incorporated by reference to BNSF's Registration Statement on
         Form S-8 (File No. 33-62827).
 10.14*  Employment Agreement dated as of December 20, 1988 by and between
         Burlington Northern Inc. and Gerald Grinstein. Incorporated by
         reference to Amendment No. 1 to BNI's Report on Form 10-K for the
         fiscal year ended December 31, 1988.
 10.15*  Employment Agreement dated as of April 27, 1992 by and between
         Burlington Northern Inc. and Gerald Grinstein. Incorporated by
         reference to Burlington Northern Inc.'s Report on Form 10-K for the
         fiscal year ended December 31, 1992.
 10.16*  Employment Agreement dated as of August 21, 1991 by and between
         Burlington Northern Inc. and David C. Anderson. Incorporated by
         reference to Burlington Northern Inc.'s Report on Form 10-K for the
         fiscal year ended December 31, 1991.
 10.17*  Employment Agreement dated as of April 18, 1994 by and between
         Burlington Northern Railroad Company and Ronald A. Rittenmeyer.
         Incorporated by reference to Exhibit 10.24 to Burlington Northern
         Inc.'s Report on Form 10-K for the year ended December 31, 1994.
 10.18*  Employment Agreement by and between Burlington Northern Inc. and
         Gregory T. Swienton. Incorporated by reference to Exhibit 10.23 to
         BNI's Report on Form 10-K for the fiscal year ended December 31, 1994.
 10.19*  Employment Separation Agreement between Burlington Northern Inc. and
         Gerald Grinstein dated as of December 15, 1995 and Consulting
         Agreement.
 10.20*  Burlington Northern Inc. Nonqualified 401(k) Restoration Plan.
 10.21*  Burlington Northern Inc. Form of Severance Agreement and amendments through September 18, 1995 (applicable to 25 persons as of March 28,
         1996).
 10.22*  Burlington Northern Inc. Director's Charitable Award Program.
 10.23*  Burlington Northern Santa Fe Salary Exchange Option Program.
 10.24*  Santa Fe Pacific Corporation Supplemental Retirement Plan
         ("Supplemental Plan"). Incorporated by reference to Exhibit 10(d) to
         SFP's Report on Form 10-K for the fiscal year ended December 31, 1984.
         Supplemental Plan as amended October 1, 1989, and Amendment to
         Supplemental Plan dated February 27, 1990, are incorporated by reference to Exhibit 10(d) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1989. Amendment to Supplemental Plan dated
         March 22, 1994, and effective January 1, 1994.

- --------
*Management contract or compensatory plan or arrangement.

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
 10.25*  SFP Form of Severance Agreement dated November 2, 1987 (applicable to
         23 persons as of March 25, 1996), as adopted in May 1987 and amended in October 1987. Incorporated by reference to Exhibit 10(j) to SFP's
         Report on Form 10-K for the fiscal year ended December 31, 1987.
         Amendment to Form of Severance Agreement dated July 24, 1990 is incorporated by reference to SFP's Report on Form 10-Q for the Quarter ended June 30, 1990. Amendment to Form of Severance Agreement adopted
         January 25, 1994 is incorporated by reference to Exhibit 10.1 to SFP's
         Report on Form 10-Q for the quarter ended June 30, 1994. Amendment to
         Form of Severance Agreement dated March 28, 1995 is incorporated by reference to Exhibit 10.5 to SFP's Report on Form 10-K for the fiscal year ended December 31, 1994.
 10.26*  SFP Supplemental Deferred Compensation Plan. Incorporated by reference to Exhibit 10(l) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1987.
 10.27*  Burlington Northern Santa Fe Directors' Retirement Plan.
 10.28*  Benefits Protection Trust Agreement dated as of January 22, 1996 by and between BNSF and Bankers Trust Company.
 10.29*  Retirement Benefit Agreement dated February 26, 1992 between SFP and
         R. D. Krebs. Incorporated by reference to SFP's Report on Form 10-K for the fiscal year ended December 31, 1991.
 10.30*  Amended and Restated Trust Agreement dated as of April 1, 1994 by and between SFP and The Bank of New York.
 10.31*  Trust Agreement dated as of July 26, 1994 by and between SFP and The
         Bank of New York.
 10.32*  The Atchison, Topeka and Santa Fe Railway Company Incentive
         Compensation Plan. Incorporated by reference to Exhibit 10(n) to SFP's
         Report on Form 10-K for the fiscal year ended December 31, 1991.
 10.33*  Burlington Northern Santa Fe Long Term Incentive Stock Plan.
         Incorporated by reference to BNSF's Registration Statement on Form S-8
         (File No. 33-63247).
 10.34*  Santa Fe Pacific Corporation Supplemental Retirement and Savings Plan.
         Incorporated by reference to Exhibit 10(s) to SFP's Report on Form 10-
         K for the fiscal year ended December 31, 1993.
 10.35*  Burlington Northern Santa Fe Incentive Stock Compensation Plan.
         Incorporated by reference to BNSF's Registration Statement on Form S-8
         (File No. 33-63253).
 10.36*  Burlington Northern Santa Fe Non-Employee Directors' Stock Plan.
         Incorporated by reference to Appendix A to BNSF's Proxy Statement dated March 5, 1996.
 10.37*  Burlington Northern Santa Fe 1996 Stock Incentive Plan. Incorporated
         by reference to Appendix B to BNSF's Proxy Statement dated March 5,
         1996.
 10.38*  Burlington Northern Santa Fe Deferred Compensation Plan for Directors.
 11      Computation of Earnings Per Common Share
 12      Computation of Ratio of Earnings to Fixed Charges
 13      1995 Annual Report to Shareholders of BNSF (Consolidated Financial
         Highlights on page 1, and pages 13-39, only.)


- --------
*Management contract or compensatory plan or arrangement.

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
 18      Letter Regarding Change in Accounting Principles
 21      Subsidiaries of BNSF.
 23      Consent of Coopers & Lybrand L.L.P.
 24      Powers of Attorney.
 27      Financial Data Schedule
 99      Santa Fe Pacific Pipeline Partners, L.P. Report on Form 10-K for the
         fiscal year ended December 31, 1995 (sections in Item 3, Legal
         Proceedings, under the headings "East Line Litigation and FERC
         Proceeding," "FERC Proceeding," and "East Line Civil Litigation,"
         only).