Form 10-Q
period 1996-03-31
BURLINGTON NORTHERN SANTA FE CORP
filed 1996-05-15
CIK 934612

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

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


                                                       Shares
            Class                           Outstanding at April 30, 1996

Common stock, $.01 par value                     152,114,257 shares




                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                       Three Months Ended
                                           March 31,
                                         1996      1995
                                       --------  --------

Revenues                               $ 2,031   $ 1,347

Operating expenses:
  Compensation and benefits                671       483
  Purchased services                       205       113
  Depreciation and amortization            185       107
  Equipment rents                          177       116
  Fuel                                     167        98
  Materials and other                      241       193
  Merger, severance and asset charge         -        32
                                       --------  --------
    Total operating expenses             1,646     1,142
                                       --------  --------

Operating income                           385       205
Interest expense                            75        43
Other income (expense), net                 (4)        3
                                       --------  --------

Income before income taxes                 306       165
Income tax expense                         119        64
                                       --------  --------

Income before cumulative effect of
  change in accounting method              187       101
Cumulative effect of change in
  accounting method, net of tax              -      (100)
                                       --------  --------
Net income                             $   187   $     1
                                       ========  ========

Net income (loss) per common share:
  Income before cumulative effect of
    change in accounting method        $  1.21   $  1.05
  Change in accounting method                -     (1.11)
                                       --------  --------
Net income (loss) per common share     $  1.21   $ (0.06)
                                       ========  ========

Average shares (in millions)             155.0      90.3
                                       ========  ========


Dividends declared per common share    $   .30   $   .30




See accompanying notes to consolidated financial statements.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)




                                                   March 31, December 31,
ASSETS                                               1996       1995
                                                  ----------  --------

Current assets:
  Cash and cash equivalents                       $      34   $    50
  Accounts receivable, net                              686       620
  Materials and supplies                                250       220
  Current portion of deferred income taxes              318       320
  Other current assets                                   53        54
                                                  ----------  --------
    Total current assets                              1,341     1,264

Property and equipment, net                          16,205    16,001
Other assets                                            972     1,004
                                                  ----------  --------
      Total assets                                $  18,518   $18,269
                                                  ==========  ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities  $   2,187   $ 2,289
  Long-term debt and commercial paper due
    within one year                                     152        80
                                                  ----------  --------
      Total current liabilities                       2,339     2,369

Long-term debt and commercial paper                   4,087     4,153
Deferred income taxes                                 4,301     4,233
Casualty and environmental reserves                     625       626
Employee, merger and separation costs                   519       530
Other liabilities                                     1,379     1,321
                                                  ----------  --------
      Total liabilities                              13,250    13,232
                                                  ----------  --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 300,000,000
    shares authorized; 151,573,910 shares and
    149,649,930 shares issued, respectively               2         1
  Additional paid-in capital                          4,697     4,606
  Retained earnings                                     601       459
  Other                                                 (32)      (29)
                                                  ----------  --------
      Total stockholders' equity                      5,268     5,037
                                                  ----------  --------
      Total liabilities and stockholders'
        equity                                    $  18,518   $18,269
                                                  ==========  ========




See accompanying notes to consolidated financial statements.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)



                                                     Three Months Ended
                                                          March 31,
                                                         1996    1995
                                                        ------  ------

Operating Activities:
  Net income                                            $ 187   $   1
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting method      -     100
      Depreciation and amortization                       185     107
      Deferred income taxes                                69      17
      Merger, severance and asset charge                    -      32
      Employee, merger and separation costs paid          (56)     (9)
      Other, net                                           34     (11)
      Changes in working capital                         (116)   (157)
                                                        ------  ------
Net cash provided by operating activities                 303      80
                                                        ------  ------

Investing Activities:
  Cash used for capital expenditures                     (354)   (161)
  Investment in Santa Fe Pacific Corporation                -    (500)
  Other, net                                               41       4
                                                        ------  ------
Net cash used for investing activities                   (313)   (657)
                                                        ------  ------

Financing Activities:
  Net increase (decrease) in commercial paper            (165)    119
  Proceeds from issuance of long-term debt                175     510
  Payments on long-term debt                              (25)    (23)
  Dividends paid                                          (47)    (32)
  Proceeds from stock options                              56       1
                                                        ------  ------
Net cash provided by (used for) financing activities       (6)    575
                                                        ------  ------

Decrease in cash and cash equivalents                     (16)     (2)
Cash and cash equivalents:
  Beginning of period                                      50      27
                                                        ------  ------
  End of period                                         $  34   $  25
                                                        ======  ======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized             $  67   $  37

  Income taxes paid (refunded), net                        (7)      2
  Assets financed through capital lease obligations        24       -





See accompanying notes to consolidated financial statements.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1. Accounting policies and interim results

The consolidated financial statements should be read in conjunction with the Burlington Northern Santa Fe Corporation ("BNSF", "Registrant" or "Company") Annual Report on Form 10-K for the year ended December 31, 1995, including those financial statements and notes thereto incorporated by reference from the Registrant's 1995 Annual Report to Shareholders. The principal subsidiaries of BNSF are Burlington Northern Inc. (BNI), Burlington Northern Railroad Company (BNRR), Santa Fe Pacific Corporation (SFP) and The Atchison, Topeka and Santa Fe Railway Company (ATSF). As a result of a business combination, SFP and ATSF became wholly owned subsidiaries of BNSF on September 22, 1995. The BNSF consolidated balance sheet at December 31, 1995 and March 31, 1996 and consolidated statements of income and cash flows for the three month period ended March 31, 1996 include the results of both BNI and SFP. The statements of income and cash flows for the three months ended March 31, 1995 reflect only BNI historical amounts.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.
In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of March 31, 1996 and December 31, 1995 and the consolidated results of operations for the three month periods ended March 31, 1996 and 1995 have been included.

Certain comparative prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee merger and separation liabilities totaling $684 million are included in the consolidated balance sheet at March 31, 1996. During the first quarter of 1996, the Company paid $56 million of employee, merger and separation costs.

At March 31, 1996, approximately $165 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years, except for certain costs related to conductors, trainmen and locomotive engineers which will be paid upon the employees' separation or retirement.

Certain merger and separation costs, including relocation costs associated with clerical employees, will be recorded as operating expenses in 1996 and future periods. The ultimate timing and magnitude of any such future expense is presently unknown.

Results for the 1995 first quarter were reduced by $32 million of merger-related expenses principally related to restricted stock which vested upon approval of the merger by BNI shareholders.

3. Accounting change

Effective January 1, 1995, BNSF changed its method of accounting for periodic major locomotive overhauls. Under the new method, costs of owned locomotives relating to components requiring major overhaul are depreciated, on a straight-line basis, to the first major overhaul date. The remaining cost of the owned locomotive is depreciated, on a straight-line basis, over the estimated economic life of the locomotive. The cost of overhauls on owned units are then capitalized when incurred and depreciated, on a straight-line basis, until the next anticipated overhaul. In addition, estimated costs for major overhauls on leased units are accrued on a straight-line basis over the life of the leases. BNSF previously expensed locomotive overhauls when the costs were incurred. The cumulative effect of this change on years prior to 1995 was a reduction in net income of $100 million, net of a $63 million tax benefit.

4. Environmental and other contingencies

BNSF's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF's operating procedures include practices to protect the environment from the environmental risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials.

Additionally, many of BNSF's land holdings are and have been used for industrial or transportation related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNSF has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 30 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP
under certain other laws.   Accordingly, under CERCLA and other federal and
state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 320 sites, including the Superfund sites, at which it is being asked to participate in the study or clean-up of the alleged environmental contamination. BNSF paid approximately $10 million during the three months ended March 31, 1996 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has accruals of approximately $230 million for remediation and restoration of all known sites, including $225 million pertaining to mandated sites, of which approximately $60 million relates to the Superfund sites. BNSF anticipates that the majority of the accrued costs at March 31, 1996 will be paid over the next five years. No individual site is considered to be material.

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

BNSF expects that it will become subject to future requirements regulating air emissions from diesel locomotives that may increase their operating costs. Regulations applicable to new locomotive engines are expected to be issued by the Environmental Protection Agency soon. It is anticipated that these regulations will be effective for locomotive engines installed after 1999. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. At this time it is unknown whether California will adopt locomotive emission standards that may differ from federal standards.

BNSF and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of BNSF, although an adverse resolution of a number of these items in a single period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

5. Hedging activities

Fuel

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities. Additionally, this program includes exchange-traded petroleum futures contracts and various commodity swap and collar transactions which are accounted for as hedges. Any gains or losses associated with changes in market value of these hedges are deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used. To the extent BNSF hedges portions of its fuel purchases, it may not fully benefit from decreases in fuel prices.

As of March 31, 1996, BNSF had entered into forward purchases for approximately 57 million gallons at an average price of approximately 49 cents per gallon, fuel swaps for approximately 69 million gallons at an average price of approximately 46 cents per gallon and petroleum futures contracts representing approximately 36 million gallons at an average price of approximately 48 cents per gallon. These contracts have expiration dates ranging from April 1996 to December 1996.

The above prices do not include taxes, fuel handling costs, certain transportation costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

BNSF's current fuel hedging program covers approximately 21 percent of projected fuel purchases for the remaining nine months of 1996. The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted accordingly. Hedge positions are also closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrealized gains from BNSF's fuel hedging transactions were approximately $5 million at March 31, 1996. BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Interest rates

BNSF has interest rate swap transactions to fix interest rates on floating rate debt with a total principal amount of $250 million. The interest rate swap transactions require payment of a weighted average fixed interest rate of approximately 4.8 percent, and the receipt of a variable interest rate based on LIBOR and mature from February 1997 through August 1997. Unrealized gains from BNSF's swap transactions were approximately $2 million for the three months ended March 31, 1996.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis relates to the financial condition and results of operations of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively BNSF or Company). The principal subsidiaries are Burlington Northern Inc. (BNI), Burlington Northern Railroad Company (BNRR), Santa Fe Pacific Corporation (SFP) and The Atchison, Topeka and Santa Fe Railway Company (ATSF).

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995

BNSF recorded net income for the first quarter of 1996 of $187 million or $1.21 per common share, compared with first quarter 1995 net income of $1 million and a net loss of $0.06 per common share after reduction for preferred dividends. Results for the first quarter of 1995 include the results of BNI only and were further reduced by a $100 million after-tax charge for the cumulative effect of a change in accounting for locomotive overhauls.

REVENUES

The following table presents BNSF's revenue information by commodity for the three months ended March 31, 1996 and 1995 and includes certain reclassifications of prior year information to conform to current year presentation. The revenue, revenue ton miles and revenue per thousand ton miles for the three month period ended March 31, 1995 represents historical BNI amounts.


                                                                Revenue
                                                 Revenue      Per Thousand
                                Revenues        Ton Miles      Ton Miles
                              1996    1995    1996    1995     1996  1995
                             (In Millions)    (In Millions)


Intermodal                  $  496  $  182   16,940   6,099  $29.27  $29.84
Coal                           478     453   41,363  37,793   11.55   11.99
Agricultural Commodities       328     248   17,288  12,359   18.98   20.07
Chemicals                      157      77    5,833   3,053   26.99   25.22
Forest Products                131     109    5,803   4,733   22.56   23.03
Consumer and Food Products     110      79    4,263   2,699   25.82   29.27
Metals                         102      71    4,918   3,108   20.72   22.84
Minerals and Ores               96      56    3,856   2,489   25.01   22.50
Automotive                      91      37    1,314     528   69.20   70.07
                            ------  ------  -------  ------  ------  ------
Total Freight Revenues       1,989   1,312  101,578  72,861   19.58   18.01
Other Revenues                  42      35        -       -       -       -
                            ------  ------  -------  ------  ------  ------
Total Operating Revenues    $2,031  $1,347  101,578  72,861  $19.58  $18.01
                            ======  ======  =======  ======  ======  ======

Total revenues for the first quarter of 1996 were $2,031 million compared with revenues of $1,347 million for the first quarter of 1995. The increase in revenues of $684 million is principally due to additional revenues from the acquisition of SFP as a result of the business combination effected September 22, 1995.

Intermodal revenues of $496 million for the 1996 first quarter increased $314 million compared to revenues of $182 million for the 1995 first quarter. The increase was due to additional revenues resulting from the acquisition of SFP.

Coal revenues of $478 million for the 1996 first quarter increased $25 million compared to revenues of $453 million for the 1995 first quarter. This increase was due primarily to additional revenues resulting from the acquisition of SFP partially offset by lower Powder River Basin (PRB) volumes as compared to 1995 due to severe weather conditions and related operating constraints which reduced PRB coal traffic during the 1996 first quarter. Agricultural Commodities revenues of $328 million for the 1996 first quarter were $80 million greater than revenues of $248 million for the 1995 first quarter. Approximately two-thirds of this increase is due to additional revenues from the acquisition of SFP; the remainder of the increase was due to higher average revenue per car reflecting stronger export demand.

Chemicals revenues of $157 million increased by $80 million for the first quarter of 1996 as compared to the first quarter of 1995. The increase is due to continued strong petroleum products demand as well as additional revenues from the acquisition of SFP.

Revenue increases in all other commodity groups are principally due to the acquisition of SFP.

EXPENSES

Total operating expenses for the first quarter of 1996 were $1,646 million, an increase of $504 million or 44 percent, compared with operating expenses for the 1995 first quarter of $1,142 million. First quarter 1995 operating expenses reflect BNI only. The operating ratio was 81.0 percent for the first quarter of 1996, an improvement over the 84.8 percent operating ratio for the first quarter 1995. Excluding the merger, severance and asset charge of $32 million, the operating ratio was 82.4 percent for the 1995 first quarter.

Compensation and benefit expenses of $671 million were $188 million or 39 percent higher than the first quarter of 1995. A majority of the increase was due to expenses related to the inclusion of SFP employees partially offset by lower salaried employee cost due to a reduction in the number of salaried employees.

Purchased services expenses for the 1996 first quarter of $205 million were $92 million or 81 percent higher than expenses of $113 million for the 1995 first quarter. The increase principally reflects the additional expenses related to former SFP operations.

Depreciation and amortization expense of $185 million for the 1996 first quarter was $78 million or 73 percent higher than depreciation and amortization expense for the first quarter of 1995. This increase was due to an increase in BNSF's asset base which includes former SFP assets which have been adjusted to reflect values assigned in the merger.

Equipment rents expenses for the first quarter of 1996 of $177 million was $61 million or 53 percent higher than the 1995 first quarter. The increase was primarily due to the inclusion of equipment rents expenses related to former SFP equipment and operations.

Fuel expenses of $167 million for the 1996 first quarter were $69 million higher than fuel expenses for the first quarter of 1995 primarily due to an increase in consumption of $62 million, reflecting additional volumes due to the acquisition of SFP. An increase in the average price paid per gallon of diesel fuel also contributed to the increase.

Materials and other expenses of $241 million for the 1996 first quarter were $48 million or 25 percent higher than the 1995 first quarter due to the inclusion of expenses related to former SFP operations and higher costs associated with severe weather and derailments.

Interest expense for the first quarter of 1996 was $75 million compared with interest expense of $43 million for the first quarter of 1995. The increase is primarily due to interest expense associated with the inclusion of former SFP debt partially offset by favorable variable interest rates.
As discussed in Note 3, BNSF changed its accounting for locomotive overhauls, effective January 1, 1995, resulting in an after-tax charge in 1995 of $100 million for the cumulative effect of the change.

CAPITAL RESOURCES AND LIQUIDITY

CASH FROM OPERATIONS

Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional liquidity requirements through the issuance of debt or financing through capital or operating leases.

Operating activities provided cash of $303 million for the three months ended March 31, 1996 compared with $80 million for the three months ended March 31, 1995. The increase in cash from operations was attributable primarily to a $216 million increase in net income before depreciation and amortization, deferred income taxes and the 1995 change in accounting. The above was partially offset by an increase in payments for employee, merger and separation costs. BNSF's cash outflows from investing and financing activities for the three months ended March 31, 1996 principally relate to dividend payments of $47 million and capital expenditures of $354 million which are further discussed below.

OTHER CAPITAL RESOURCES

BNSF maintains a program for the issuance, from time to time, of commercial paper. These borrowings are supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing available borrowings under these agreements. The bank revolving credit agreements allow borrowings of up to $1.0 billion on a short-term basis and $1.5 billion on a long-term basis. Annual facility fees are currently 0.08 percent and 0.125 percent, respectively, and are subject to change based upon changes in BNSF's senior secured debt ratings. Borrowing rates are based upon LIBOR plus a spread based upon BNSF's senior unsecured debt ratings, money market rates as offered by the lenders, or an alternate base rate. The commitment of the banks to make the loans are currently scheduled to expire on November 19, 1996 and November 21, 2000, respectively. At March 31, 1996, borrowings against the long-term revolving credit agreement were $179 million and the maturity value of commercial paper outstanding was $726 million, leaving a total of $595 million of the long-term revolving credit agreement available and $1.0 billion of the short-term credit agreement available.

In February 1996, BNSF issued $175 million of 6 7/8% Debentures due February 15, 2016 under a shelf registration statement. The net proceeds from the sale of the debentures were used primarily for the repayment of short-term debt. Pursuant to a newly filed shelf registration statement, BNSF expects to have available in the near future the capacity through its registrations to issue from time to time up to $675 million aggregate principal amount of debt securities.

CAPITAL EXPENDITURES AND RESOURCES

A breakdown of capital expenditures is set forth in the following table (in millions):


                                       Three Months Ended
                                            March 31,
                                           1996   1995
                                          -----  -----

Road, roadway structures and real estate  $ 250  $ 142
Equipment                                   134     28
                                          -----  -----
   Total                                  $ 384  $ 170
                                          =====  =====


Capital roadway expenditures during the three months ended March 31, 1996 increased when compared with the first three months of 1995 as a result of expanded maintenance requirements due to the increase in BNSF's route system and related structures resulting from the business combination with SFP. Additionally, expenditures increased due to capacity expansion projects in the PRB. For the three months ended March 31, 1996, the Company inserted 360,000 cross ties and laid 108 track miles of rail compared to 102,000 cross ties inserted and 64 track miles of rail laid for the three months ended March 31, 1995. Capital equipment expenditures also increased for the 1996 first quarter as compared to the 1995 first quarter because of additional purchases of locomotives.

BNSF has a commitment to acquire 299 locomotives during 1996 and 1997, including 150 locomotives committed to in April 1996 to replace older, less cost efficient units. From January 1996 to April 30, 1996, 19 of these locomotives were acquired and have been financed through capital leases. The remaining commitment will be financed from one or a combination of sources including, but not limited to, cash from operations, leases and debt issuances. The decision on the method used to finance equipment depends upon current market conditions and other factors and will be based upon the most appropriate alternative available at such time. The total remaining commitment for locomotive acquisitions described above is approximately $410 million.

DIVIDENDS

Common stock dividends declared for the three months ended March 31, 1996 and 1995 were $.30 per common share. Dividends paid on common stock during the first quarter of 1996 and 1995 were $47 million and $26 million, respectively.
 During the first quarter of 1995, a preferred stock dividend of $6 million was paid; the Company currently has no preferred stock outstanding. On April 1, 1996, BNSF paid to stockholders of record on March 11, 1996 a common stock dividend of $0.30 per share.

CAPITAL STRUCTURE

BNSF's ratio of total debt to total capital was 45 percent at March 31, 1996 compared with 46 percent at December 31, 1995.


OTHER MATTERS

OTHER CLAIMS AND LITIGATION

BNSF and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of BNSF, although an adverse resolution of a number of these items in a single period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

LABOR

Labor unions represent approximately 87 percent of BNRR and ATSF employees under collective bargaining agreements with 13 different labor organizations. BNRR and ATSF are actively involved in industry-wide labor contract negotiations which began in late 1994. Wages, health and welfare benefits, work rules and other issues are being negotiated for substantially all rail union employees. An agreement with the yardmasters union was reached in December 1994 with respect to wages, work rules and all other matters other than health and welfare benefits; health and welfare issues are being addressed at the national level and will apply to BNRR's approximately 250 yardmasters.

In December 1995, BNRR's and ATSF's multi-employer bargaining representative, the National Carriers' Conference Committee ("NCCC"), reached a tentative agreement with the United Transportation Union ("UTU"), subject to UTU member ratification, resolving wage, benefit and work rule issues through 1999. In April 1996, the UTU members voted to reject the tentative agreement. However, the UTU and the NCCC agreed to accept binding arbitration of the settlement, thus averting any job action or service interruption over the issues being resolved. On May 8, 1996, an arbitration panel imposed the terms of the previously-reached tentative agreement on the NCCC and the UTU.

An agreement similar to the UTU agreement was reached in February 1996 with the Brotherhood of Locomotive Engineers ("BLE"). The results of the BLE membership ratification process should be known in late May 1996. A tentative agreement was reached between the NCCC and the Brotherhood of Railway Signalman ("BRS") in May 1996. The results of the BRS ratification process should be known by the end of June 1996.

On April 5, 1996, the National Mediation Board ("NMB") proffered binding arbitration to the Transportation Communications Union ("TCU"); following the TCU's rejection of the NMB's proffer, the TCU was released from mediation on April 8, 1996. On April 15, 1996, the NMB proffered binding arbitration to the International Brotherhood of Electrical Workers ("IBEW"), the International Association of Machinists and Aerospace Workers ("IAM"), and the Sheet Metal Workers' International Association ("SMW"). All four unions rejected the NMB's proffer and were released from mediation on April 17, 1996.

On April 29, 1996, the NMB proffered binding arbitration to the Brotherhood of Maintenance of Way Employees ("BMWE"). The NCCC has agreed to accept binding arbitration but the BMWE is expected to reject the NMB's proffer. The BMWE and one other union are challenging the railroads' right to negotiate on a multi-employer basis and the issue is currently pending in federal district court in Washington, D.C.

The NMB's releases trigger the procedures under the Railway Labor Act, starting with a 30-day "cooling-off" period. Unless presidential emergency boards are appointed, which the NMB has recommended, the unions and the railroads would be free to engage in "self-help" remedies, such as a strike or lockout after the cooling-off periods expire. The appointment of presidential emergency boards by President Clinton would defer the possibility of an interruption of service for an additional 60 days, after which the parties could engage in self-help absent congressional intervention. The TCU announced that it intended to strike one or more of the nation's major freight railroads on May 9, 1996 following the expiration of its cooling-off period. However, President Clinton appointed Presidential Emergency Board ("PEB") No. 228 on May 8, 1996 to investigate and report on the dispute between the TCU and the NCCC. The PEB's report is due within 30 days. Another 30-day cooling-off period will commence after issuance of the report, after which the parties would be able to exercise their rights to self-help. A cooling-off period for the BMWE would commence if the BMWE rejects arbitration.

The ultimate outcome of negotiations cannot predicted. While there is the possibility of presidential or congressional intervention, or both, the potential exists for one or more work stoppages in the railroad industry in 1996 which may affect the Company. Existing collective bargaining agreements will remain in effect until new agreements are reached or until the Railway Labor Act's procedures are exhausted.

BNRR and ATSF are each parties to service interruption agreements under which on a combined basis they would be required to pay premiums of up to a maximum of approximately $106 million in the event of work stoppages on other railroads related to ongoing national bargaining. BNRR and ATSF are also entitled to receive payments under certain conditions if a work stoppage occurs on either property.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                         PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

COAL TRANSPORTATION CONTRACT LITIGATION

Reference is made to the discussion in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995 of the action filed by Southwestern Electric Power Company ("SWEPCO") against Burlington Northern Railroad Company ("BNRR") in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the transportation rates required to be paid under two contracts (Southwestern Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). BNRR had appealed the trial court's judgment (which approximated $74 million and contained other relief) to the Court of Appeals for the Sixth Court of Appeals District of Texas, Texarkana, Texas (Burlington Northern Railroad Company v. Southwestern Electric Power Company, No. 06-95-00024-CV), and SWEPCO had filed a notice of cross appeal. The matter was argued on April 23, 1996. By decision dated April 30, 1996, the Court of Appeals reversed the judgment of the trial court and rendered judgment in favor of BNRR. SWEPCO was assessed costs of the appeal. SWEPCO may seek rehearing before the Court of Appeals and may further apply for discretionary review of the decision by the Texas Supreme Court.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the April 18, 1996, annual meeting of stockholders, the Registrant's stockholders elected 17 directors, each for a one-year term, and voted on two Registrant proposals.



      Election of Seventeen Directors

      The stockholders elected the seventeen nominees as directors by the following vote:



      Nominees Elected             Votes For         Withheld
- --------------------------------------------------------------

      Joseph F. Alibrandi         135,767,010          697,657
      Jack S. Blanton             135,790,907          673,760
      John J. Burns, Jr.          135,764,808          699,859
      Daniel P. Davison           135,759,296          705,371
      George Deukmejian           135,244,173        1,220,494
      Daniel J. Evans             135,751,674          712,993
      Robert D. Krebs             135,742,215          722,452
      Bill M. Lindig              135,771,771          692,896
      Ben F. Love                 135,755,924          708,743
      Roy S. Roberts              135,787,957          676,710
      Marc J. Shapiro             135,781,991          682,676
      Arnold R. Weber             135,793,411          671,256
      Robert H. West              135,814,164          650,503
      J. Steven Whisler           135,820,338          644,329
      Edward E. Whitacre, Jr.     135,825,670          638,997
      Ronald B. Woodard           133,163,276        3,301,391
      Michael B. Yanney           135,800,425          664,242

Approval of Burlington Northern Santa Fe Non-Employee Directors' Stock Plan
- ---------------------------------------------------------------------------

The stockholders approved the Burlington Northern Santa Fe Non-Employee Directors' Stock Plan by the following vote:

For                 114,019,404
Against               7,869,294
Abstentions           2,243,613
Broker Non-votes     12,332,356


Approval of Burlington Northern Santa Fe 1996 Stock Incentive Plan
- ------------------------------------------------------------------

The stockholders approved the Burlington Northern Santa Fe 1996 Stock Incentive Plan by the following vote:

For                 101,964,251
Against              21,098,426
Abstentions           1,069,634
Broker Non-votes     12,332,356



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.  Reports on Form 8-K

The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 1996:

Registrant filed a Current Report on Form 8-K (Date of earliest event reported: February 13, 1996), in which it reported, under Item 5, Other Events, on a jury verdict in a crossing accident case in Montana and on a freight train derailment in California. Also, attached as an exhibit was a statement regarding computation of ratio of earnings to fixed charges for the year ended December 31, 1995 and a pro forma computation of ratio of earnings to fixed charges for the year ended December 31, 1995 reflecting the business combination of Burlington Northern Inc. and Santa Fe Pacific Corporation on September 22, 1995.

Registrant filed a Current Report on Form 8-K (Date of earliest event reported: April 12, 1996), which included as an exhibit an unaudited Pro Forma Combined Statement of Income for the year ended December 31, 1995 prepared as if the business combination of Burlington Northern Inc. and Santa Fe Pacific Corporation (consummated on September 22, 1995) took place as of January 1, 1995.

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




                         BURLINGTON NORTHERN SANTA FE CORPORATION
                           (Registrant)




                           By:  /s/ THOMAS N. HUND
                                Thomas N. Hund
                                Vice President and Controller
                                (On behalf the Registrant and as
                                  principal accounting officer)





Schaumburg, Illinois
May 15, 1996

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX


  11              Computation of earnings per common share.

  12 Statement regarding computation of ratio of earnings to fixed charges.

  27              Financial Data Schedule.