Form 10-K/A
period 1995-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 1996-06-27
CIK 934612

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1995

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


                                             Name of each exchange on
Title of each class                              which registered

Common Stock, $.01 par value                 New York Stock Exchange
                                             Chicago Stock Exchange
                                             Pacific Stock Exchange

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


        See Index to Exhibits on page E-1 for a description of the exhibits filed as a part of this Report.

                                  SIGNATURES



Burlington Northern Santa Fe Corporation, pursuant to the requirements of
Section 13 or 15(d) of the Securities Exchange Act of 1934, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         BURLINGTON NORTHERN SANTA FE CORPORATION





                           By:/s/Thomas N. Hund
                                 Thomas N. Hund
                                 Vice President and Controller
                                 (On behalf the Registrant and as
                                   principal accounting officer)





Schaumburg, Illinois
June 27, 1996

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX


  23(a)          Consent of Coopers & Lybrand L.L.P.

  23(b)          Consent of Price Waterhouse LLP.

  99(a) Report of Independent Accountants dated May 20, 1996 and Financial Statements required by Form 11-K related to the Burlington Northern Inc. Thrift and Profit Sharing Plan I. (Commission File Number 33-62831) (Filed under cover of Form SE as permitted by Rule 311 of Regulation S-T.)

  99(b) Report of Independent Accountants dated May 15, 1996 and Financial Statements required by Form 11-K related to the Burlington Northern Inc. 401(k) Retirement Savings Plan. (Commission File Number 33-62823) (Filed under cover of Form SE as permitted by Rule 311 of Regulation S-T.)

  99(c) Report of Independent Accountants dated May 13, 1996 and Financial Statements required by Form 11-K related to the Burlington Northern Inc. 401(k) Plan for TCU Employees. (Commission File Number 33-62829) (Filed under cover of Form SE as permitted by Rule 311 of Regulation S-T.)

  99(d) Report of Independent Accountants dated June 21, 1996 and Financial Statements required by Form 11-K related to The Santa Fe Pacific Retirement and Savings Plan for Salaried Employees. (Commission File Number 33-62943) (Filed under cover of Form SE as permitted by Rule 311 of Regulation S-T.)

  99(e) Report of Independent Accountants dated June 21, 1996 and Financial Statements required by Form 11-K related to The Atchison, Topeka and Santa Fe Railway Company - Brotherhood of Locomotive Engineers 401(k) Retirement Plan.
                 (Commission File Number 33-63255) (Filed under cover of Form SE as permitted by Rule 311 of Regulation S-T.)

  99(f) Report of Independent Accountants dated June 21, 1996 and Financial Statements required by Form 11-K related to The Atchison, Topeka and Santa Fe Railway Company - Brotherhood of Maintenance of Way Employees 401(k) Retirement Plan. (Commission File Number 33-63253) (Filed under cover of Form SE as permitted by Rule 311 of Regulation S-T.)