Form 10-Q
period 1996-06-30
BURLINGTON NORTHERN SANTA FE CORP
filed 1996-08-14
CIK 934612

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

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


                                                       Shares
            Class                           Outstanding at July 31, 1996

Common stock, $.01 par value                     153,047,584 shares














                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                         Three Months Ended   Six Months Ended
                                              June 30,           June 30,
                                            1996     1995     1996      1995


Revenues                                $  2,032   $ 1,284  $ 4,063   $ 2,631

Operating expenses:
  Compensation and benefits                  638       445    1,309       928
  Purchased services                         211       122      416       235
  Depreciation and amortization              185       106      370       213
  Equipment rents                            184       116      361       232
  Fuel                                       184       100      351       198
  Materials and other                        212       143      453       336
  Merger, severance and asset charge           -        10        -        42
                                        ---------  -------  --------  --------
    Total operating expenses               1,614     1,042    3,260     2,184
                                        ---------  -------  --------  --------

Operating income                             418       242      803       447
Interest expense                              73        50      148        93
Other income (expense), net                   (1)       12       (5)       15
                                        ---------  -------  --------  --------

Income before income taxes                   344       204      650       369
Income tax expense                           133        80      252       144
                                        ---------  -------  --------  --------
Income before cumulative effect of
  change in accounting method                211       124      398       225
Cumulative effect of change in
  accounting method, net of tax                -         -        -      (100)
                                        ---------  -------  --------  --------
Net income                              $    211   $   124  $   398   $   125
                                        =========  =======  ========  ========


Primary earnings per common share:
  Income before cumulative effect of
    change in accounting method         $   1.35   $  1.31  $  2.56   $  2.36
  Change in accounting method                  -         -        -     (1.10)
                                        ---------  -------  --------  --------
Net income per common share             $   1.35   $  1.31  $  2.56   $  1.26
                                        =========  =======  ========  ========

Average shares (in millions)               156.1      90.8    155.6      90.5
                                        =========  =======  ========  ========

Fully diluted earnings per common share:

  Income before cumulative effect of

    change in accounting method         $   1.35   $  1.26  $  2.56   $  2.36

  Change in accounting method                  -         -        -     (1.10)
                                        ---------  -------  --------  --------
Net income per common share             $   1.35   $  1.26  $  2.56   $  1.26
                                        =========  =======  ========  ========

Average shares (in millions)               156.1      98.4    155.6      90.5
                                        =========  =======  ========  ========


Dividends declared per common share     $    .30   $   .30  $   .60   $   .60




See accompanying notes to consolidated financial statements.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)



                                                June 30,     December 31,
                                                  1996           1995
ASSETS

Current assets:


  Cash and cash equivalents                       $    24   $    50
  Accounts receivable, net                            671       620
  Materials and supplies                              242       220
  Current portion of deferred income taxes            292       320
  Other current assets                                 63        54
                                                  --------  --------
    Total current assets                            1,292     1,264

Property and equipment, net                        16,517    16,001
Other assets                                          966     1,004
                                                  --------  --------
      Total assets                                $18,775   $18,269
                                                  ========  ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities  $ 2,141   $ 2,289
  Long-term debt and commercial paper due
    within one year                                   152        80
                                                  --------  --------
      Total current liabilities                     2,293     2,369

Long-term debt and commercial paper                 4,170     4,153
Deferred income taxes                               4,316     4,233
Casualty and environmental reserves                   605       626
Employee, merger and separation costs                 491       530
Other liabilities                                   1,417     1,321
                                                  --------  --------
      Total liabilities                            13,292    13,232
                                                  --------  --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 300,000,000
    shares authorized; 152,555,337 shares and
    149,649,930 shares issued, respectively             2         1
  Additional paid-in capital                        4,749     4,606
  Retained earnings                                   766       459
  Other                                               (34)      (29)
                                                  --------  --------
      Total stockholders' equity                    5,483     5,037
                                                  --------  --------
      Total liabilities and stockholders'
        equity                                    $18,775   $18,269
                                                  ========  ========


See accompanying notes to consolidated financial statements.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)



                                                      Six Months Ended
                                                          June 30,
                                                         1996   1995

Operating Activities:


  Net income                                            $ 398   $ 125
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting method      -     100
      Depreciation and amortization                       370     213
      Deferred income taxes                               110      31
      Merger, severance and asset charge                    -      42
      Employee, merger and separation costs paid          (98)    (17)
      Other, net                                           (5)     12
      Changes in working capital                          (79)   (176)
                                                        ------  ------
Net cash provided by operating activities                 696     330
                                                        ------  ------

Investing Activities:
  Cash used for capital expenditures                     (822)   (402)
  Investment in Santa Fe Pacific Corporation                -    (500)
  Other, net                                               23       2
                                                        ------  ------
Net cash used for investing activities                   (799)   (900)
                                                        ------  ------

Financing Activities:
  Net increase (decrease) in commercial paper            (270)    141
  Proceeds from issuance of long-term debt                375     522
  Payments on long-term debt                              (41)    (32)
  Dividends paid                                          (93)    (64)
  Proceeds from stock options                             107       8
  Other, net                                               (1)     (1)
                                                        ------  ------
Net cash provided by financing activities                  77     574
                                                        ------  ------

Increase (decrease) in cash and cash equivalents          (26)      4
Cash and cash equivalents:
  Beginning of period                                      50      27
                                                        ------  ------
  End of period                                         $  24   $  31
                                                        ======  ======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized               150      88

  Income taxes paid, net of refunds                        57      77

  Assets financed through capital lease obligations        33       3



See accompanying notes to consolidated financial statements.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. Accounting policies and interim results

The consolidated financial statements should be read in conjunction with the Burlington Northern Santa Fe Corporation (BNSF, Registrant or Company) Annual Report on Form 10-K for the year ended December 31, 1995, including those financial statements and notes thereto incorporated by reference from the Registrant's 1995 Annual Report to Shareholders. The principal subsidiaries of BNSF are Burlington Northern Inc. (BNI), Burlington Northern Railroad Company (BNRR), Santa Fe Pacific Corporation (SFP) and The Atchison, Topeka and Santa Fe Railway Company (ATSF). As a result of a business combination, SFP and ATSF became wholly owned subsidiaries of BNSF on September 22, 1995. The BNSF consolidated balance sheet at December 31, 1995 and June 30, 1996, consolidated statement of income for the three and six month periods ended June 30, 1996 and the consolidated statement of cash flows for the six month period ended June 30, 1996 include the results of both BNI and SFP. The consolidated statement of income for the three and six months ended June 30, 1995, and consolidated statement of cash flows for the six months ended June 30, 1995 reflect only BNI historical amounts.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.
In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of June 30, 1996 and December 31, 1995 and the consolidated results of operations for the three and six month periods ended June 30, 1996 and 1995 have been included.

Certain comparative prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee merger and separation liabilities totaling $642 million are included in the consolidated balance sheet at June 30, 1996. During the first six months of 1996, the Company paid $98 million of employee, merger and separation costs.

At June 30, 1996, approximately $151 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years, except for certain costs related to conductors, trainmen and locomotive engineers which will be paid upon the employees' separation or retirement.

Certain merger and separation costs, including relocation costs associated with clerical employees, will be recorded as operating expenses during the rest of 1996 and future periods. The ultimate timing and magnitude of any such future expense is presently unknown.

Results for the first six months of 1995 include $42 million of merger-related expenses principally related to restricted stock which vested upon approval of the merger by BNI shareholders.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 335 sites, including the Superfund sites, at which it is being asked to participate in the study or clean-up of the alleged environmental contamination. BNSF paid approximately $21 million during the first six months of 1996 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has accruals of approximately $230 million for remediation and restoration of all known sites, including $225 million pertaining to mandated sites, of which approximately $55 million relates to the Superfund sites.
BNSF anticipates that the majority of the accrued costs at June 30, 1996 will be paid over the next five years. No individual site is considered to be material.

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

5. Hedging activities

Fuel

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities. Additionally, this program includes exchange-traded petroleum futures contracts and various commodity swap transactions which are accounted for as hedges. Any gains or losses associated with changes in market value of these hedges are deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used. To the extent BNSF hedges portions of its fuel purchases, it may not fully benefit from decreases in fuel prices.

As of June 30, 1996, BNSF had entered into forward purchases for approximately 35 million gallons at an average price of approximately 49 cents per gallon, fuel swaps for approximately 44 million gallons at an average price of approximately 46 cents per gallon and petroleum futures contracts representing approximately 17 million gallons at an average price of approximately 48 cents per gallon. These contracts have expiration dates ranging from July 1996 to December 1996.

The above prices do not include taxes, fuel handling costs, certain transportation costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

BNSF's current fuel hedging program at July 31, 1996 covers approximately 15 percent of projected fuel purchases for the remaining five months of 1996 and approximately 5 percent for 1997. The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted accordingly.
Hedge positions are also closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrealized gains from BNSF's fuel hedging transactions were approximately $3.7 million at June 30, 1996. BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Interest rates

BNSF has interest rate swap transactions to fix interest rates on floating rate debt with a total principal amount of $250 million. The interest rate swap transactions require payment of a weighted average fixed interest rate of approximately 4.8 percent, and the receipt of a variable interest rate based on LIBOR and mature from February 1997 through August 1997. Unrealized gains from BNSF's swap transactions were approximately $2.4 million as of June 30, 1996.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30,
1995

BNSF recorded net income for the second quarter of 1996 of $211 million or $1.35 per common share, compared with second quarter 1995 net income of $124 million ($1.31 per common share, primary, on 90.8 million shares and $1.26 per common share, fully diluted on 98.4 million shares). Results for the second quarter of 1995 include the results of BNI only.

REVENUES

The following table presents BNSF's revenue information by commodity for the three months ended June 30, 1996 and 1995 and includes certain reclassifications of prior year information to conform to current year presentation. The revenue, revenue ton miles and revenue per thousand ton miles for the three month period ended June 30, 1995 represents historical BNI amounts.


                                                                  Revenue
                                                  Revenue      Per Thousand
                                Revenues         Ton Miles       Ton Miles
                              1996    1995     1996     1995     1996  1995
                              (In Millions)    (In Millions)


Intermodal                  $  503  $  183    17,486    5,955  $28.77  $30.73
Coal                           490     426    41,736   37,490   11.74   11.36
Agricultural Commodities       259     217    14,454   13,165   17.92   16.48
Chemicals                      197      92     7,485    3,941   26.32   23.34
Forest Products                133     103     6,411    4,959   20.75   20.77
Consumer and Food Products     118      73     4,499    2,785   26.23   26.21
Automotive                     109      40     1,644      592   66.30   67.57
Metals                         102      66     5,059    3,116   20.16   21.18
Minerals and Ores               79      53     3,075    2,310   25.69   22.94
                            ------  ------  --------  -------  ------  ------

Total Freight Revenues       1,990   1,253   101,849   74,313   19.54   16.86
Other Revenues                  42      31         -        -       -       -
                            ------  ------  --------  -------  ------  ------
Total Operating Revenues    $2,032  $1,284   101,849   74,313  $19.54  $16.86
                            ======  ======  ========  =======  ======  ======



Total revenues for the second quarter of 1996 were $2,032 million compared with revenues of $1,284 million for the second quarter of 1995. The increase in revenues of $748 million is principally due to additional revenues from the acquisition of SFP as a result of the business combination effected September 22, 1995.

Intermodal revenues of $503 million for the 1996 second quarter increased $320 million compared to revenues of $183 million for the 1995 second quarter. The increase was due to additional revenues resulting from the acquisition of SFP.

Coal revenues of $490 million for the 1996 second quarter increased $64 million compared to revenues of $426 million for the 1995 second quarter. This increase was due primarily to additional revenues resulting from the acquisition of SFP and higher average revenue per car and cars handled.

Agricultural Commodities revenues of $259 million for the 1996 second quarter were $42 million greater than revenues of $217 million for the 1995 second quarter. Approximately two-thirds of this increase is due to additional revenues from the acquisition of SFP; the remainder of the increase was due to higher average revenue per car reflecting stronger export demand.

Chemicals revenues of $197 million increased by $105 million for the second quarter of 1996 as compared to the second quarter of 1995. The increase is due to continued strong petroleum products demand as well as additional revenues from the acquisition of SFP.

Revenue increases in all other commodity groups are principally due to the acquisition of SFP.

EXPENSES

Total operating expenses for the second quarter of 1996 were $1,614 million, an increase of $572 million or 55 percent, compared with operating expenses for the 1995 second quarter of $1,042 million. Second quarter 1995 operating expenses reflect BNI only. The operating ratio was 79.4 percent for the second quarter of 1996, an improvement over the 81.2 percent operating ratio for the second quarter 1995. Excluding the merger, severance and asset charge of $10 million, the operating ratio was 80.4 percent for the 1995 second quarter.

Compensation and benefit expenses of $638 million were $193 million or 43 percent higher than the second quarter of 1995. A majority of the increase was due to the acquisition of SFP partially offset by lower costs due to a reduction in the number of salaried employees.

Purchased services expenses for the 1996 second quarter of $211 million were $89 million or 73 percent higher than expenses of $122 million for the 1995 second quarter. The increase principally reflects the additional expenses related to former SFP operations.

Depreciation and amortization expense of $185 million for the 1996 second quarter was $79 million or 75 percent higher than depreciation and amortization expense for the second quarter of 1995. This increase was due to an increase in BNSF's asset base which includes former SFP assets which have been adjusted to reflect values assigned in the merger.

Equipment rents expenses for the second quarter of 1996 of $184 million was $68 million or 59 percent higher than the 1995 second quarter. The increase was primarily due to the inclusion of equipment rents expenses related to former SFP equipment and operations.

Fuel expenses of $184 million for the 1996 second quarter were $84 million higher than fuel expenses for the second quarter of 1995 primarily due to additional volume from the acquisition of SFP. An increase in the average price per gallon of diesel fuel also contributed to the increase.

Materials and other expenses of $212 million for the 1996 second quarter were $69 million or 48 percent higher than the 1995 second quarter due to the inclusion of expenses related to former SFP operations.

Interest expense for the second quarter of 1996 was $73 million compared with interest expense of $50 million for the second quarter of 1995. The increase is primarily due to interest expense associated with the inclusion of former SFP debt partially offset by favorable variable interest rates.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

BNSF recorded net income for the first six months of 1996 of $398 million or $2.56 per common share, compared with net income of $125 million or $1.26 per common share for the first six months of 1995. Results for the first six months of 1995 include the results of BNI only and reflect a $100 million after-tax charge for the cumulative effect of a change in accounting for locomotive overhauls.

REVENUES

The following table presents BNSF's revenue information by commodity for the six months ended June 30, 1996 and 1995 and includes certain reclassifications of prior year information to conform to current year presentation. The revenue, revenue ton miles and revenue per thousand ton miles for the six month period ended June 30, 1995 represents historical BNI amounts.


                                                                   Revenue
                                                  Revenue        Per Thousand
                                Revenues      Ton Miles      Ton Miles
                               1996    1995     1996     1995     1996     1995
                              (In Millions)    (In Millions)


Intermodal                  $  993  $  367   34,187  12,136  $29.05  $30.24

Coal                           967     877   82,696  76,302   11.69   11.49
Agricultural Commodities       587     464   31,772  26,519   18.48   17.50
Chemicals                      383     181   14,455   7,687   26.50   23.55
Forest Products                264     212   12,180   9,942   21.67   21.32
Consumer and Food Products     228     152    8,833   5,697   25.81   26.68
Automotive                     206      77    3,137   1,141   65.67   67.48
Metals                         204     136   10,038   6,425   20.32   21.17
Minerals and Ores              147     100    5,761   4,434   25.52   22.55
                            ------  ------  -------  ------  ------  ------

Total Freight Revenues       3,979   2,566  203,059 150,283   19.60   17.07
Other Revenues                  84      65        -       -       -       -
                            ------  ------  ------- -------  ------  ------
Total Operating Revenues    $4,063  $2,631  203,059 150,283  $19.60  $17.07
                            ======  ======  ======= =======  ======  ======

Total revenues for the first six months of 1996 were $4,063 million compared with revenues of $2,631 million for the first six months of 1995. The increase in revenues of $1,432 million is principally due to additional revenues from the acquisition of SFP as a result of the business combination effected September 22, 1995.

Intermodal revenues of $993 million for the first six months of 1996 increased $626 million compared to revenues of $367 million for the same period of 1995. The increase was due to additional revenues resulting from the acquisition of SFP.

Coal revenues of $967 million for the six months ended June 30, 1996 increased $90 million compared to revenues of $877 million for the same period of 1995. This increase was due primarily to additional revenues resulting from the acquisition of SFP partially offset by lower Powder River Basin (PRB) volumes as compared to 1995 due to severe weather conditions and related operating constraints which reduced PRB coal traffic during the 1996 first quarter.

Agricultural Commodities revenues of $587 million for the first half of 1996 were $123 million greater than revenues of $464 million for the 1995 first six months. Approximately two-thirds of this increase is due to additional revenues from the acquisition of SFP; the remainder of the increase was due to higher average revenue per car reflecting stronger export demand.

Chemicals revenues of $383 million increased by $202 million for the first six months of 1996 as compared to the first six months of 1995. The increase is due to continued strong petroleum products demand as well as additional revenues from the acquisition of SFP.

Revenue increases in all other commodity groups are principally due to the acquisition of SFP.

EXPENSES

Total operating expenses for the first six months of 1996 were $3,260 million, an increase of $1,076 million or 49 percent, compared with operating expenses for the first six months of 1995 of $2,184 million. Operating expenses for 1995 reflect BNI only. The operating ratio was 80.2 percent for the first six months of 1996, an improvement over the 83.0 percent operating ratio for the first six months of 1995. Excluding the merger, severance and asset charge of $42 million, the operating ratio was 81.4 percent for the first half of 1995.

Compensation and benefit expenses of $1,309 million were $381 million or 41 percent higher than the first six months of 1995. A majority of the increase was due to the acquisition of SFP partially offset by lower costs due to a reduction in the number of salaried employees.

Purchased services expenses for the first six months of 1996 of $416 million were $181 million or 77 percent higher than expenses of $235 million for the same period of 1995. The increase principally reflects the additional expenses related to former SFP operations.

Depreciation and amortization expense of $370 million for the first half of 1996 was $157 million or 74 percent higher than depreciation and amortization expense for the first half of 1995. This increase was due to an increase in BNSF's asset base which includes former SFP assets which have been adjusted to reflect values assigned in the merger.

Equipment rents expenses for the first six months of 1996 of $361 million was $129 million or 56 percent higher than the first six months of 1995. The increase was primarily due to the inclusion of equipment rents expenses related to former SFP equipment and operations.

Fuel expenses of $351 million for the first six months of 1996 were $153 million higher than fuel expenses for the first six months of 1995 primarily due to an additional volume from the acquisition of SFP. An increase in the average price paid per gallon of diesel fuel also contributed to the increase.

Materials and other expenses of $453 million for the first six months of 1996 were $117 million or 35 percent higher than the first six months of 1995 due to the inclusion of expenses related to former SFP operations and higher costs associated with severe weather and derailments which occurred in the 1996 first quarter.

Interest expense for the first six months of 1996 was $148 million compared with interest expense of $93 million for the first six months of 1995. The increase is primarily due to interest expense associated with the inclusion of former SFP debt partially offset by favorable variable interest rates.

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

Operating activities provided cash of $696 million for the six months ended June 30, 1996 compared with $330 million for the six months ended June 30, 1995. The increase in cash from operations was attributable primarily to a $409 million increase in net income before depreciation and amortization, deferred income taxes and the 1995 change in accounting. The above was partially offset by an increase in payments for employee, merger and separation costs. BNSF's net cash outflows from investing and financing activities for the six months ended June 30, 1996 principally relate to dividend payments of $93 million and capital expenditures of $822 million which are further discussed below.

OTHER CAPITAL RESOURCES

BNSF maintains a program for the issuance, from time to time, of commercial paper. These borrowings are supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing available borrowings under these agreements. The bank revolving credit agreements allow borrowings of up to $1.0 billion on a short-term basis and an additional $1.5 billion on a long-term basis. Annual facility fees are currently 0.08 percent and 0.125 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon LIBOR plus a spread based upon BNSF's senior unsecured debt ratings, money market rates as offered by the lenders, or an alternate base rate. The commitment of the banks to make the loans are currently scheduled to expire on November 19, 1996 and November 21, 2000, respectively. At June 30, 1996, borrowings against the long-term revolving credit agreement were $50 million and the maturity value of commercial paper outstanding was $684 million, leaving a total of $766 million of the long-term revolving credit agreement available and $1.0 billion of the short-term credit agreement available.

In February 1996, BNSF issued $175 million of 6.875% Debentures due February 15, 2016 under a shelf registration statement. The net proceeds from the sale of the debentures were used primarily for the repayment of short-term debt.

In June 1996, BNSF issued $200 million of 7.29% Debentures due June 1, 2036 under a $675 million shelf registration statement. The net proceeds from the sale of the debentures were used primarily for the repayment of short-term debt.
Subsequent to the issuance of these debt securities, BNSF has $475 million remaining under its shelf registration.

CAPITAL EXPENDITURES AND RESOURCES

A breakdown of capital expenditures is set forth in the following table (in millions):


                                        Six Months Ended
                                            June 30,


                                           1996   1995
                                          -----  -----

Road, roadway structures and real estate  $ 620  $ 297
Equipment                                   235    108
                                          -----  -----
   Total                                  $ 855  $ 405
                                          =====  =====


Capital roadway expenditures during the six months ended June 30, 1996 increased when compared with the first six months of 1995 as a result of expanded maintenance requirements due to the increase in BNSF's route system and related structures resulting from the business combination with SFP. Additionally, expenditures increased due to capacity expansion projects in the PRB. For the six months ended June 30, 1996, the Company inserted 1,386,000 cross ties and laid 443 track miles of rail compared to 718,000 cross ties inserted and 324 track miles of rail laid for the six months ended June 30, 1995. Capital equipment expenditures also increased for the first six months of 1996 as compared to the same period of 1995 because of additional purchases of locomotives.

BNSF has a commitment to acquire 299 locomotives during 1996 and 1997, including 150 locomotives committed to in April 1996 some of which will be used to replace older, less cost-efficient units. From January 1996 to July 31, 1996, 92 of these locomotives were acquired and have been financed through capital leases. The remaining commitment will be financed from one or a combination of sources including, but not limited to, cash from operations, leases and debt issuances. The decision on the method used to finance equipment depends upon current market conditions and other factors and will be based upon the most appropriate alternative available at such time. The total remaining commitment for locomotive acquisitions described above is approximately $292 million.

The Company anticipates that 1996 capital expenditures will exceed $2 billion, including costs of acquiring 125 of the locomotives committed to in April 1996 and $150 million for the purchase of 335 miles of track from Union Pacific Corporation (UP) and Southern Pacific Rail Corporation (SP) as discussed below.

DIVIDENDS

Common stock dividends declared for the six months ended June 30, 1996 and 1995 were $.60 per common share. Dividends paid on common stock during the first six months of 1996 and 1995 were $93 million and $53 million, respectively. During the first six months of 1995, a preferred stock dividend of $11 million was paid; the Company currently has no preferred stock outstanding. On July 1, 1996, BNSF paid to stockholders of record on June 7, 1996 a common stock dividend of $0.30 per share. On July 18, 1996, the Company's Board of Directors declared a regular quarterly common stock dividend of $0.30 per share to stockholders of record on September 6, 1996 to be paid on October 1, 1996.


CAPITAL STRUCTURE

BNSF's ratio of total debt to total capital was 44 percent at June 30, 1996 compared with 46 percent at December 31, 1995.


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


LABOR

Labor unions represent approximately 87 percent of BNRR and ATSF employees under collective bargaining agreements with 13 different labor organizations. BNRR, ATSF and other major railroads have been actively involved in industry-wide labor contract negotiations since late 1994. Through this process, wages, health and welfare benefits, work rules and other issues have now been negotiated for substantially all BNRR and ATSF rail union-represented employees (subject to ratification, in some instances, by union members).

Negotiated agreements covering BNRR's and ATSF's operating crafts reached between the unions and BNRR's and ATSF's multi-employer bargaining representative, the National Carriers' Conference Committee (NCCC), were ratified by the unions' respective memberships in May 1996. A tentative agreement between the NCCC and the Brotherhood of Railway Signalmen (BRS) was reached in May 1996, and the results of the BRS membership ratification process should be known by the end of September 1996. Labor disputes involving five other non-operating craft unions, following the unions' rejection of binding arbitration and subsequent release from mediation by the National Mediation Board, were the subject of Presidential Emergency Boards
(PEBs) appointed by President Clinton in May 1996 pursuant to the Railway Labor Act.

On June 23, 1996, the PEBs issued their respective reports to the President and made non-binding recommendations to the railroads represented by the NCCC and the various unions regarding the settlement of their labor disputes. Following negotiations, tentative agreements were reached between the NCCC and the five unions in July 1996. The results of the unions' membership ratification processes should be known by the end of September 1996. The June 23, 1996 release of the PEB reports triggered a 30-day "cooling-off" period under the Railway Labor Act, after which the parties could engage in "self-help" remedies (such as a strike or a lockout) absent congressional intervention. This 30-day cooling-off period expired on July 24, 1996. However, these five unions and the railroads represented by the NCCC have agreed not to engage in self-help remedies at least until the ratification processes have been concluded, and in no event while Congress is not in session.

The outcome of the ratification processes cannot be predicted and the potential still exists for one or more work stoppages in the railroad industry which may affect BNRR and/or ATSF if any of the agreements are not ratified by the unions' respective memberships. However, the likelihood of work stoppages has been reduced since the NCCC and the unions have reached tentative agreements. The new collective bargaining agreements, when implemented, will remain in effect through at least December 31, 1999 and until new agreements are reached or the Railway Labor Act's procedures are exhausted. The new collective bargaining agreements include provisions for retroactive wage increases, signing bonuses and lump sum payments which are effective upon ratification. Throughout the negotiation process, the Company has been providing reserves related to potential union agreements; therefore, payments related to the retroactive portion of these agreements are not expected to have a material effect on the Company's results of operations.

UNION PACIFIC/SOUTHERN PACIFIC MERGER

The Surface Transportation Board (STB) approved the proposed common control and merger of rail carriers controlled by UP and SP in its written decision dated August 12, 1996. As a condition of the merger, the STB imposed provisions of the trackage rights agreement between BNRR, ATSF and UP/SP which grants rights to BNRR and ATSF to more than 3,500 miles of track and will require the purchase from UP and SP of more than 335 miles of track for $150 million which is anticipated to occur in the fourth quarter of 1996. The STB decision allows the Company's subsidiaries greater access to Gulf Coast and West Coast markets. The Company is currently evaluating the STB decision and impact of the UP/SP merger; however, the ultimate effect of the UP/SP merger is presently not known.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                         PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

COAL TRANSPORTATION CONTRACT LITIGATION

Reference is made to the discussion in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995 and in its Report on Form 10-Q for the quarter ended March 31, 1996 concerning the action filed by Southwestern Electric Power Company (SWEPCO) against Burlington Northern Railroad Company
(BNRR) in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the coal transportation rates required to be paid under two contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). BNRR had appealed the trial court's judgment (which approximated $74 million and contained other relief) to the Court of Appeals for the Sixth Court of Appeals District of Texas, Texarkana, Texas (Burlington Northern Railroad Company v. Southwestern Electric Power Company, No. 06-95-00024-CV), and SWEPCO had filed a notice of cross appeal. By decision dated April 30, 1996, the Court of Appeals reversed the judgment of the trial court and rendered judgment in favor of BNRR. SWEPCO was assessed costs of appeal. SWEPCO has been denied two motions for rehearing before the Court of Appeals. SWEPCO may apply for discretionary review of the decision by the Texas Supreme Court.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

         See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.  Reports on Form 8-K

         The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1996.

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

         Registrant filed a Current Report on Form 8-K (Date of earliest event reported: June 19, 1996), in which it reported, under Item 4, Changes in Registrant's Certifying Accountant, the termination on June 19, 1996 of Coopers & Lybrand L.L.P. as the Registrant's independent accountants and the appointment on June 20, 1996 of Price Waterhouse LLP as the Registrant's new independent accountants.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         BURLINGTON NORTHERN SANTA FE CORPORATION
                           (Registrant)




                           By:  /s/ T. N. HUND
                                T. N. Hund
                                Vice President and Controller
                                (On behalf the Registrant and as
                                  principal accounting officer)





Schaumburg, Illinois
August 14, 1996

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX


  11              Computation of earnings per common share.

  12 Statement regarding computation of ratio of earnings to fixed charges.

  27              Financial Data Schedule.