Form 10-Q
period 1996-09-30
BURLINGTON NORTHERN SANTA FE CORP
filed 1996-11-14
CIK 934612

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from                       to
                      Commission file number     1-11535


                   BURLINGTON NORTHERN SANTA FE CORPORATION
            (Exact name of registrant as specified in its charter)


             Delaware                                 41-1804964
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)


2650 Lou Menk Drive
Fort Worth, Texas                                       76131
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


                                                       Shares
            Class                           Outstanding at October 31, 1996

Common stock, $.01 par value                     152,951,692 shares




                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                           Three Months Ended  Nine Months Ended
                                             September 30,     September 30,
                                             1996     1995     1996    1995



Revenues                                   $  2,050  $ 1,462  $ 6,117   $ 4,098

Operating expenses:
  Compensation and benefits                     633      459    1,942     1,387
  Purchased services                            202      128      627       373
  Depreciation and amortization                 191      116      565       329
  Equipment rents                               184      120      545       352
  Fuel                                          173      109      524       307
  Materials and other                           191      170      635       501
  Merger, severance and asset charge              -      106        -       148
                                           --------  -------  --------  --------
    Total operating expenses                  1,574    1,208    4,838     3,397
                                           --------  -------  --------  --------

Operating income                                476      254    1,279       701
Interest expense                                 76       52      224       145
Other income (expense), net                       4       16       (1)       31
                                           --------  -------  --------  --------

Income before income taxes                      404      218    1,054       587
Income tax expense                              157       85      409       229
                                           --------  -------  --------  --------
Income before cumulative effect of
  change in accounting method                   247      133      645       358
Cumulative effect of change in
  accounting method, net of tax                   -        -        -      (100)
                                           --------  -------  --------  --------
Net income                                 $    247  $   133  $   645   $   258
                                           ========  =======  ========  ========


Primary earnings per common share:
  Income before cumulative effect of
    change in accounting method            $   1.58  $  1.32  $  4.14   $  3.69
  Change in accounting method                     -        -        -     (1.08)
                                           --------  -------  --------  --------
Net income per common share                $   1.58  $  1.32  $  4.14   $  2.61
                                           ========  =======  ========  ========

Average shares (in millions)                  156.3     96.9    155.8      92.7
                                           ========  =======  ========  ========


Fully diluted earnings per common share:

  Income before cumulative effect of
    change in accounting method            $   1.58  $  1.28  $  4.14   $  3.56
  Change in accounting method                     -        -        -      (.99)
                                           --------  -------  --------  --------
Net income per common share                $   1.58  $  1.28  $  4.14   $  2.57
                                           ========  =======  ========  ========

Average shares (in millions)                  156.3    104.3    155.8     100.5
                                           ========  =======  ========  ========


Dividends declared per common share        $    .30  $   .30  $   .90   $   .90



See accompanying notes to consolidated financial statements.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                             September 30,   December 31,
                                                  1996          1995

ASSETS
Current assets:

  Cash and cash equivalents                       $    34   $    50
  Accounts receivable, net                            747       620
  Materials and supplies                              228       220
  Current portion of deferred income taxes            323       320
  Other current assets                                 58        54
                                                  --------  --------
    Total current assets                            1,390     1,264

Property and equipment, net                        16,866    16,001
Other assets                                        1,001     1,004
                                                  --------  --------
      Total assets                                $19,257   $18,269
                                                  ========  ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities  $ 2,197   $ 2,289
  Long-term debt and commercial paper due
    within one year                                   157        80
                                                  --------  --------
      Total current liabilities                     2,354     2,369

Long-term debt and commercial paper                 4,243     4,153
Deferred income taxes                               4,496     4,233
Casualty and environmental reserves                   583       626
Employee, merger and separation costs                 478       530
Other liabilities                                   1,403     1,321
                                                  --------  --------
      Total liabilities                            13,557    13,232
                                                  --------  --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 300,000,000
    shares authorized; 152,893,008 shares and
    149,649,930 shares issued, respectively             2         1
  Additional paid-in capital                        4,764     4,606
  Retained earnings                                   968       459
  Other                                               (34)      (29)
                                                  --------  --------
      Total stockholders' equity                    5,700     5,037
                                                  --------  --------
      Total liabilities and stockholders'
        equity                                    $19,257   $18,269
                                                  ========  ========


See accompanying notes to consolidated financial statements.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                                             Nine Months Ended
                                                               September 30,
                                                              1996      1995


Operating Activities:

  Net income                                            $        645   $   258
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting method             -       100
      Depreciation and amortization                              565       329
      Deferred income taxes                                      259        39
      Merger, severance and asset charge                           -       148
      Employee, merger and separation costs paid                (153)      (58)
      Other, net                                                 (36)       39
      Changes in working capital                                 (47)       16
                                                        -------------  --------
Net cash provided by operating activities                      1,233       871
                                                        -------------  --------

Investing Activities:
  Cash used for capital expenditures                          (1,353)     (592)
  Investment in Santa Fe Pacific Corporation                       -      (488)
  Other, net                                                       3        (4)
                                                        -------------  --------
Net cash used for investing activities                        (1,350)   (1,084)
                                                        -------------  --------

Financing Activities:
  Net increase (decrease) in commercial paper                   (301)      524
  Proceeds from issuance of long-term debt                       513       522
  Payments on long-term debt                                     (69)     (713)
  Dividends paid                                                (138)      (97)
  Proceeds from stock options                                    101        12
  Other, net                                                      (5)        -
                                                        -------------  --------
Net cash provided by financing activities                        101       248
                                                        -------------  --------

Increase (decrease) in cash and cash equivalents                 (16)       35
Cash and cash equivalents:
  Beginning of period                                             50        27
                                                        -------------  --------
  End of period                                         $         34   $    62
                                                        =============  ========

Supplemental cash flow information:
  Interest paid, net of amounts capitalized             $        218   $   132
  Income taxes paid, net of refunds                               64       161
  Assets financed through capital lease obligations               33         4



See accompanying notes to consolidated financial statements.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. Accounting policies and interim results

The consolidated financial statements should be read in conjunction with the Burlington Northern Santa Fe Corporation (BNSF, Registrant or Company) Annual Report on Form 10-K for the year ended December 31, 1995, including those financial statements and notes thereto incorporated by reference from the Registrant's 1995 Annual Report to Shareholders. The principal subsidiaries of BNSF are Burlington Northern Inc. (BNI), Burlington Northern Railroad Company (BNRR), Santa Fe Pacific Corporation (SFP) and The Atchison, Topeka and Santa Fe Railway Company (ATSF). As a result of a business combination, SFP and ATSF became indirect wholly owned subsidiaries of BNSF on September 22, 1995. The BNSF consolidated balance sheet at December 31, 1995 and September 30, 1996, consolidated statement of income for the three and nine month periods ended September 30, 1996 and the consolidated statement of cash flows for the nine month period ended September 30, 1996 include the results of both BNI and SFP. The consolidated statement of income for the three and nine months ended September 30, 1995, and consolidated statement of cash flows for the nine months ended September 30, 1995 reflect BNI historical amounts for such periods and SFP's results from September 22, 1995 through September 30, 1995.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.
In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of September 30, 1996 and December 31, 1995 and the consolidated results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been included.

Certain comparative prior year and prior period amounts in the consolidated financial statements and notes have been reclassified to conform with the current period presentation.

2. Employee, merger and separation costs

Current and long-term employee merger and separation liabilities totaling $616 million are included in the consolidated balance sheet at September 30, 1996. During the first nine months of 1996, the Company paid $153 million of employee, merger and separation costs.

At September 30, 1996, approximately $138 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years, except for certain costs related to conductors, trainmen and locomotive engineers which will be paid upon the employees' separation or retirement.

Certain merger and separation costs, primarily including relocation costs associated with clerical employees, have been recorded as operating expenses in 1996 and will continue to be recorded as operating expenses during the remainder of 1996 and future periods. The ultimate timing and magnitude of any such future expense is presently unknown.

Results for the first nine months of 1995 include $148 million of merger-related expenses principally related to employee separations and relocations and to restricted stock which vested upon approval of the merger by BNI shareholders.

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

Additionally, many of BNSF's land holdings are and have been used for industrial or transportation related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNSF has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 31 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP
under certain other laws.   Accordingly, under CERCLA and other federal and
state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 335 sites, including the Superfund sites, at which it is being asked to participate in the study or clean-up of the alleged environmental contamination. BNSF paid approximately $37 million during the first nine months of 1996 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has accruals of approximately $220 million for remediation and restoration of all known sites, including $215 million pertaining to mandated sites, of which approximately $55 million relates to the Superfund sites. BNSF anticipates that the majority of the accrued costs at September 30, 1996, will be paid over the next five years. No individual site is considered to be material.

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

BNSF expects that it will become subject to future requirements regulating air emissions from diesel locomotives that may increase their operating costs. Proposed regulations applicable to new locomotive engines are expected to be issued by the U.S. Environmental Protection Agency by January 31, 1997, with final regulations to be promulgated by December 17, 1997. It is anticipated that these regulations will be effective for locomotive engines installed after 1999. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. At this time, it is unknown whether California will adopt locomotive emission standards that may differ from federal standards.

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

5. Hedging activities

Fuel

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities. Additionally, this program includes various commodity swap transactions which are accounted for as hedges. Any gains or losses associated with changes in market value of these hedges are deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used. To the extent BNSF hedges portions of its fuel purchases, it may not fully benefit from decreases in fuel prices.

As of October 31, 1996, BNSF had entered into forward purchases for approximately 11 million gallons at an average price of approximately 49 cents per gallon and fuel swaps for approximately 340 million gallons at an average price of approximately 53 cents per gallon. These contracts have expiration dates ranging from November 1996 to December 1998.

The above prices do not include taxes, fuel handling costs, certain transportation costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

BNSF's current fuel hedging program at October 31, 1996 covers approximately 13 percent of projected fuel purchases for the remaining two months of 1996 and approximately 20 percent and 10 percent of the projected fuel purchases for 1997 and 1998, respectively. The current and future fuel delivery prices are monitored and hedge positions are adjusted from time to time. Hedge positions are also closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrealized gains from BNSF's fuel hedging transactions were approximately $7.2 million at September 30, 1996. BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Interest rates

BNSF has interest rate swap transactions to fix interest rates on floating rate debt with a total principal amount of $500 million. The interest rate swap transactions require payment of a weighted average fixed interest rate of approximately 5.4 percent, and the receipt of a variable interest rate based on a commercial paper composite rate and mature from February 1997 through December 1997. Unrealized gains from BNSF's swap transactions were approximately $1.1 million as of September 30, 1996.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

BNSF recorded net income for the third quarter of 1996 of $247 million or $1.58 per common share, compared with third quarter 1995 net income of $133 million ($1.32 per common share, primary, on 96.9 million shares and $1.28 per common share, fully diluted on 104.3 million shares). Results for the third quarter of 1995 include the results of BNI for the entire period and SFP's results from September 22, 1995 through September 30, 1995.

REVENUES

The following table presents BNSF's revenue information by commodity for the three months ended September 30, 1996 and 1995 and includes certain reclassifications of prior year information to conform to current year presentation. The revenue, revenue ton miles and revenue per thousand ton miles for the three month period ended September 30, 1995 include the results of BNI for the entire period and SFP's results from September 22, 1995 through September 30, 1995.

                                                                 Revenue
                                                Revenue        Per Thousand
                                Revenues       Ton Miles         Ton Miles
                             1996    1995     1996     1995     1996  1995
                              (In Millions)    (In Millions)



Intermodal                  $  529  $  225    18,183    7,350  $29.09  $30.61
Coal                           520     451    44,833   39,607   11.60   11.39
Agricultural Commodities       236     289    10,756   15,231   21.94   18.97
Chemicals                      190      96     7,113    3,806   26.71   25.22
Forest Products                143     112     6,299    5,001   22.70   22.40
Consumer and Food Products     114      81     4,495    2,939   25.36   27.56
Automotive                      89      40     1,355      578   65.68   69.20
Metals                         106      73     5,015    3,483   21.14   20.96
Minerals and Ores               84      63     3,224    2,542   26.05   24.78
                            ------  ------  --------  -------  ------  ------
Total Freight Revenues       2,011   1,430   101,273   80,537   19.86   17.76
Other Revenues                  39      32         -        -       -       -
                            ------  ------  --------  -------  ------  ------
Total Operating Revenues    $2,050  $1,462   101,273   80,537  $19.86  $17.76
                            ======  ======  ========  =======  ======  ======


Total revenues for the third quarter of 1996 were $2,050 million compared with revenues of $1,462 million for the third quarter of 1995. The increase in revenues of $588 million is mainly due to additional revenues from the acquisition of SFP as a result of the business combination effected September 22, 1995 partially offset by lower revenues from agricultural commodities.

Intermodal revenues of $529 million for the 1996 third quarter increased $304 million compared to revenues of $225 million for the 1995 third quarter. The increase was due to additional revenues from the acquisition of SFP.

Coal revenues of $520 million for the 1996 third quarter increased $69 million compared to revenues of $451 million for the 1995 third quarter. The increase in revenues is mainly due to additional revenues from the acquisition of SFP as a result of the business combination effected September 22, 1995 and increased shipments from Power River Basin (PRB).

Agricultural Commodities revenues of $236 million for the 1996 third quarter were $53 million lower than revenues of $289 million for the 1995 third quarter. The decrease in revenues reflected a decline in corn and wheat exports, compared with record corn and wheat exports a year ago. Additional revenues resulting from the acquisition of SFP partially offsets the decline in third quarter 1996 revenues.

Chemicals revenues of $190 million increased by $94 million for the third quarter of 1996 compared to the third quarter of 1995. The increase was principally due to additional revenues from the acquisition of SFP.

Revenue increases in all other commodity groups are principally due to the acquisition of SFP.

EXPENSES

Total operating expenses for the third quarter of 1996 were $1,574 million, an increase of $366 million or 30 percent, compared with operating expenses for the 1995 third quarter of $1,208 million. Operating expenses, including a $106 million merger, severance and asset charge, for the third quarter of 1995 include the results of BNI for the entire period and SFP's results from September 22, 1995 through September 30, 1995. The operating ratio was 76.8 percent for the third quarter of 1996 compared to an operating ratio of 75.4 percent for the 1995 third quarter excluding, the merger, severance and asset charge.

Compensation and benefit expenses of $633 million increased $174 million or 38 percent over third quarter of 1995. A majority of the increase was due to the acquisition of SFP partially offset by lower costs due to a reduction in the number of salaried employees.

Purchased services expenses for the 1996 third quarter of $202 million increased $74 million or 58 percent over third quarter 1995. The increase principally reflects the additional expenses related to former SFP operations offset by lower professional service and intermodal drayage expenses.

Depreciation and amortization expense of $191 million for the 1996 third quarter increased $75 million or 65 percent over $116 million of depreciation and amortization expense for the third quarter of 1995. This increase was due to an increase in BNSF's asset base which includes former SFP assets which have been adjusted to reflect values assigned in the merger.

Equipment rents expenses for the third quarter of 1996 of $184 million was $64 million or 53 percent higher than the 1995 third quarter. The increase was primarily due to the inclusion of equipment rents expenses related to former SFP equipment and operations.

Fuel expenses of $173 million for the 1996 third quarter were $64 million higher than fuel expenses for the third quarter of 1995 primarily due to additional volume from the acquisition of SFP. An increase of 7 cents in the average price per gallon of diesel fuel also contributed to the increase.

Materials and other expenses of $191 million for the 1996 third quarter were $21 million or 12 percent higher than the 1995 third quarter due to the inclusion of expenses related to former SFP operations.

Interest expense for the third quarter of 1996 was $76 million compared with interest expense of $52 million for the third quarter of 1995. The increase is primarily due to interest expense associated with the inclusion of former SFP debt partially offset by favorable variable interest rates.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

BNSF recorded net income for the first nine months of 1996 of $645 million or $4.14 per common share, compared with net income of $258 million or $2.57 per common share for the first nine months of 1995. Results for the first nine months of 1995 include the results of BNI for the entire period and SFP's results from September 22, 1995 through September 30, 1995. Additionally, 1995 results reflect a $148 million pre-tax merger, severance and asset charge and a $100 million after-tax charge for the cumulative effect of a change in accounting for locomotive overhauls.

REVENUES

The following table presents BNSF's revenue information by commodity for the nine months ended September 30, 1996 and 1995 and includes certain reclassifications of prior year information to conform to current year presentation. The revenue, revenue ton miles and revenue per thousand ton miles for the nine months ended September 30, 1995 include the results of BNI for the entire period and SFP's results from September 22, 1995 through September 30, 1995.

                                                                  Revenue
                                                 Revenue        Per Thousand
                                Revenues        Ton Miles         Ton Miles
                              1996    1995     1996     1995     1996   1995
                              (In Millions)    (In Millions)


Intermodal                  $1,517  $  588    52,370   19,486  $28.97  $30.18
Coal                         1,487   1,328   127,529  115,909   11.66   11.46
Agricultural Commodities       823     754    42,528   41,750   19.35   18.06
Chemicals                      573     277    21,568   11,493   26.57   24.10
Forest Products                406     324    18,479   14,943   21.97   21.68
Consumer and Food Products     345     235    13,328    8,636   25.89   26.68
Automotive                     295     118     4,492    1,719   65.67   68.64
Metals                         311     209    15,053    9,908   20.66   21.09
Minerals and Ores              236     168     8,985    6,976   26.27   24.23
                            ------  ------  --------  -------  ------  ------
Total Freight Revenues       5,993   4,001   304,332  230,820   19.69   17.33
Other Revenues                 124      97         -        -       -       -
                            ------  ------  --------  -------  ------  ------
Total Operating Revenues    $6,117  $4,098   304,332  230,820  $19.69  $17.33
                            ======  ======  ========  =======  ======  ======



Total revenues for the first nine months of 1996 were $6,117 million compared with revenues of $4,098 million for the first nine months of 1995. The increase in revenues of $2,019 million is principally due to additional revenues from the acquisition of SFP as a result of the business combination effected September 22, 1995.

Intermodal revenues of $1,517 million for the first nine months of 1996 increased $929 million compared to revenues of $588 million for the same period of 1995. The increase was due to additional revenues resulting from the acquisition of SFP.

Coal revenues of $1,487 million for the nine months ended September 30, 1996 increased $159 million compared to revenues of $1,328 million for the same period of 1995. This increase was due to additional revenues resulting from the acquisition of SFP and higher volumes as compared to 1995.

Agricultural Commodities revenues of $823 million for the first nine months of 1996 were $69 million greater than revenues of $754 million for the 1995 first nine months. The increase in revenues is attributable to additional revenues from the acquisition of SFP, partially offset by declines in corn and wheat traffic for export markets from 1995's record third quarter.

Chemicals revenues of $573 million increased by $296 million for the first nine months of 1996 as compared to the first nine months of 1995. The increase is due to continued strong petroleum products demand as well as additional revenues from the acquisition of SFP.

Revenue increases in all other commodity groups are principally due to the acquisition of SFP.

EXPENSES

Total operating expenses for the first nine months of 1996 were $4,838 million, an increase of $1,441 million or 42 percent, compared with operating expenses for the first nine months of 1995 of $3,397 million. Operating expenses for the nine months ended September 30, 1995 include the results of BNI for the entire period, including a $148 million merger, severance and asset charge, and SFP's results from September 22, 1995 through September 30, 1995. The operating ratio was 79.1 percent for the first nine months of 1996 compared to an operating ratio of 79.3 percent for the 1995 first nine months excluding the merger, severance and asset charge.

Compensation and benefit expenses of $1,942 million were $555 million or 40 percent higher than the $1,347 million for first nine months of 1995. A majority of the increase was due to the acquisition of SFP partially offset by lower costs due to a reduction in the number of salaried employees.

Purchased services expenses for the first nine months of 1996 of $627 million were $254 million or 68 percent higher than expenses of $373 million for the same period of 1995. The increase principally reflects the additional expenses related to former SFP operations.

Depreciation and amortization expense of $565 million for the first nine months of 1996 was $236 million or 72 percent higher than the $329 million depreciation and amortization expense for the first nine months of 1995. This increase was due to an increase in BNSF's asset base which includes former SFP assets which have been adjusted to reflect values assigned in the merger.

Equipment rents expenses for the first nine months of 1996 of $545 million was $193 million or 55 percent higher than the $352 million for first nine months of 1995. The increase was primarily due to the inclusion of equipment rents expenses related to former SFP equipment and operations.

Fuel expenses of $524 million for the first nine months of 1996 were $217 million higher than the $307 million of fuel expenses for the first nine months of 1995 primarily due to an increase in volume from the acquisition of SFP. An increase in the average price paid per gallon of diesel fuel also contributed to the increase.

Materials and other expenses of $635 million for the first nine months of 1996 were $134 million or 27 percent higher than the $501 million for the first nine months of 1995 due to the inclusion of expenses related to former SFP operations and higher costs associated with severe weather and derailments which occurred in the 1996 first quarter. These increases were partially offset by reductions in expenses reflecting synergies from the merger and decreased costs associated with lower personal injuries claims as a result of decreased employee injuries.

Interest expense for the first nine months of 1996 increased $79 million or 55 percent compared with same period in 1995. The increase is primarily due to interest expense associated with the inclusion of former SFP debt partially offset by favorable variable interest rates.

As discussed in Note 3, BNSF changed its accounting for locomotive overhauls, effective January 1, 1995, resulting in an after-tax charge in 1995 of $100 million for the cumulative effect of the change.


CAPITAL RESOURCES AND LIQUIDITY

CASH FROM OPERATIONS

Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, or leasing of assets.

Operating activities provided cash of $1,233 million for the nine months ended September 30, 1996 compared with $871 million for the nine months ended September 30, 1995. The increase in cash from operations was attributable primarily to a $595 million increase in net income before depreciation and amortization, deferred income taxes, the 1995 merger, severance and asset charge and change in accounting. The above was partially offset by an increase in payments for employee, merger and separation costs. BNSF's net cash outflows from investing and financing activities for the nine months ended September 30, 1996 principally relate to capital expenditures of $1.4 billion which are further discussed below and dividend payments of $138 million.

OTHER CAPITAL RESOURCES

BNSF issues commercial paper from time to time. These borrowings are supported by bank revolving credit agreements. Outstanding commercial paper balances reduce available borrowings under these agreements. The bank revolving credit agreements allow borrowings of up to $1.0 billion on a short-term basis and an additional $1.5 billion on a long-term basis. Annual facility fees are currently 0.08 percent and 0.125 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon LIBOR plus a spread based upon BNSF's senior unsecured debt ratings, money market rates as offered by the lenders, or an alternate base rate. The commitments of the banks to make the loans are currently scheduled to expire on November 19, 1996 and November 21, 2000, respectively. BNSF is negotiating amendments to both the long and short term bank credit agreements. The short term credit agreement is anticipated to be reduced by $500 million while the long term agreement will remain at $1.5 billion. The short and long term agreements will be amended to expire 364 and five years, respectively, from the effective dates of the amendments. Annual facility fees under both bank credit agreements are expected to be reduced. The amendments are expected to be effective in mid - November 1996.

At September 30, 1996, there were no borrowings against the revolving credit agreements. The maturity value of commercial paper outstanding was $756 million, leaving a total of $744 million of the long-term revolving credit agreement available and $1.0 billion of the short-term revolving credit agreement available.

In February 1996, BNSF issued $175 million of 6.875% Debentures due February 15, 2016. In June 1996, BNSF issued $200 million of 7.29% Debentures due June 1, 2036. The net proceeds from the sale of the debentures were used primarily for the repayment of short-term debt. Both debentures were issued under a BNSF shelf registration which has $475 million remaining. In October 1996, BNSF filed a prospectus supplement under this shelf registration to provide for the issuance from time to time of up to $475 million in medium term notes.

CAPITAL EXPENDITURES AND RESOURCES

A breakdown of capital expenditures is set forth in the following table (in millions):

                                        Nine Months Ended
                                          September 30,
                                          1996     1995


Road, roadway structures and real estate  $1,059  $467
Equipment                                    332   129
                                          ------  ----
   Total                                  $1,391  $596
                                          ======  ====


Capital roadway expenditures during the nine months ended September 30, 1996 increased compared with the first nine months of 1995 as a result of expanded maintenance requirements due to the increase in BNSF's route system and related structures resulting from the business combination with SFP. Additionally, expenditures increased due to capacity expansion projects in the Power River Basin. For the nine months ended September 30, 1996, the Company inserted 2,686,000 cross ties and laid 724 track miles of rail compared to 1,439,000 cross ties inserted and 583 track miles of rail laid for the nine months ended September 30, 1995. Capital equipment expenditures also increased for the first nine months of 1996 as compared to the same period of 1995 because of additional purchases of locomotives.

BNSF has a commitment to acquire 132 additional locomotives during the remainder of 1996 and 1997. These remaining locomotives, costing approximately $196 million, will be financed from one or a combination of sources including, but not limited to, cash from operations, leases and debt issuances. The decision on the method used will depend upon the current market conditions and other factors.

The Company anticipates that 1996 capital expenditures will exceed $2 billion, including $150 million for the purchase of 335 miles of track from Union Pacific Railroad Company (UP) and a subsidiary of Southern Pacific Rail Corporation (SP) as discussed below.

DIVIDENDS

Common stock dividends declared for the nine months ended September 30, 1996 and 1995 were $.90 per common share. Dividends paid on common stock during the first nine months of 1996 and 1995 were $138 million and $81 million, respectively. During the first nine months of 1995, a preferred stock dividend of $16 million was paid; the Company currently has no preferred stock outstanding. On October 1, 1996, BNSF paid to stockholders of record on September 6, 1996 a common stock dividend of $0.30 per share. On October 17, 1996, the Company's Board of Directors declared a regular quarterly common stock dividend of $0.30 per share to stockholders of record on December 6, 1996 to be paid on January 2, 1997.


CAPITAL STRUCTURE

BNSF's ratio of total debt to total capital was 44 percent at September 30, 1996 compared with 46 percent at December 31, 1995.


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


LABOR

Labor unions represent approximately 87 percent of BNRR and ATSF employees under collective bargaining agreements with 13 different labor organizations. BNRR, ATSF and other major railroads have been actively involved in industry-wide labor contract negotiations since late 1994. Through this process, wages, health and welfare benefits, work rules and other issues have now been negotiated for substantially all BNRR and ATSF rail union-represented employees. BNRR remains in negotiations with employees represented by the American Train Dispatchers Department (ATDD) of the Brotherhood of Locomotive Engineers. The ATDD represents approximately 425 employees of BNRR.

The new collective bargaining agreements will remain in effect through at least December 31, 1999 and until new agreements are reached or the Railway Labor Act's procedures are exhausted. The new collective bargaining agreements include provisions for retroactive wage increases, signing bonuses and lump sum payments. Throughout the negotiation process, the Company has been providing reserves related to potential union agreements; therefore, payments related to the retroactive portion of these agreements did not have a material effect on the Company's 1996 results of operations.


UNION PACIFIC/SOUTHERN PACIFIC MERGER

The Surface Transportation Board (STB) approved the proposed common control and merger of rail carriers controlled by UP and SP in its written decision dated August 12, 1996. The transaction was consummated on September 12, 1996. As a condition of the merger, the STB imposed the provisions of the rights agreement among BNRR, ATSF and UP/SP which grants rights to BNRR and ATSF to more than 3,500 miles of track and will require the purchase by BNRR or ATSF from UP and SP of more than 335 miles of track for $150 million. BNRR acquired 28 miles of track in September 1996 for $20 million; the remaining $130 million of track is anticipated to be purchased in the fourth quarter of 1996. The STB decision provides the Company's subsidiaries with greater access to Gulf Coast and West Coast markets. The Company is currently evaluating the STB decision and the impact of the UP/SP merger; presently, the ultimate effect of the UP/SP merger is not known.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                         PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

COAL TRANSPORTATION CONTRACT LITIGATION

Reference is made to the discussion in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995, and in its Reports on Form 10-Q for the quarters ended March 31 and June 30, 1996, concerning the action filed by Southwestern Electric Power Company ("SWEPCO") against Burlington Northern Railroad Company ("BNRR") in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the coal transportation rates required to be paid under two contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). BNRR had appealed the trial court's judgment (which approximated $74 million and contained other relief) to the Court of Appeals for the Sixth District of Texas, Texarkana, Texas (Burlington Northern Railroad Company v. Southwestern Electric Power Company, No. 06-95-00024-CV), and SWEPCO had filed a notice of cross appeal. By decision dated April 30, 1996, the Court of Appeals reversed the judgment of the trial court and rendered judgment in favor of BNRR. SWEPCO was assessed costs of appeal. SWEPCO has been denied two motions for rehearing before the Court of Appeals. On October 14, 1996, SWEPCO applied for discretionary review of the decision by the Texas Supreme Court.

CHERRYVILLE, MISSOURI INVESTIGATION

BNRR has been advised that it is a target of a Grand Jury investigation in the United States District Court for the Eastern District of Missouri with respect to former railcar cleaning activities conducted by independent contractors at Cherryville, Missouri. The proceeding relates to alleged violations of federal environmental protection statutes with respect to lead contamination at several sites in the Cherryville area. In addition, BNRR has received personal injury claims from certain individuals formerly residing at or near some of these sites. The Missouri Department of Natural Resources ("DNR") also is investigating the matter with respect to possible violations of state environmental protection laws and has indicated that it may seek a civil penalty from BNRR. BNRR and another potentially responsible party had previously prepared investigation and remediation plans in conjunction with the DNR. BNRR modified the plans and is expediting a response and implementing remediation with DNR approval. Based upon information currently available, BNSF does not believe that this matter will have a material adverse effect on the financial condition or results of operations of BNSF, BNI or BNRR.


PIPELINE MATTERS

During the quarter ended September 30, 1996, Santa Fe Pacific Pipeline Partners, L.P. (the Partnership) entered into a stipulation with the United States Environmental Protection Agency, whereby the Partnership will pay $300,000 in fines to settle a June 1993 Notice of Violations associated with an oxygenate blending equipment malfunction at the Partnership's Phoenix terminal.

Also during the quarter ended September 30, 1996, the Partnership entered into a stipulation with the California Department of Fish and Game to settle the agency's claims arising from a January 1994 pipeline product release in Martinez, California. The Partnership agreed to pay a total of $200,000 in restoration costs and to reimburse $50,000 in agency oversight costs.

For a description of certain claims against the Partnership, see the section entitled "FERC Proceeding" under Item 3. Legal Proceedings, of the Partnership's Report on Form 10-Q for the quarter ended September 30, 1996, which section is hereby incorporated by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.  Reports on Form 8-K

The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 1996:

Registrant filed a current report on Form 8-K (Date of earliest event reported: October 22, 1996), in which it reported under Item 5. Other Events and Item 7. Financial Statements and Exhibits, the Third Quarter 1996 Burlington Northern Santa Fe Corporation Press Release on earnings.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         BURLINGTON NORTHERN SANTA FE CORPORATION
                           (Registrant)




                           By:  /s/ T. N. HUND
                                T. N. Hund
                                Vice President and Controller
                                (On behalf of the Registrant and as
                                  principal accounting officer)





Schaumburg, Illinois
November 14, 1996

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

10.1         Burlington Northern Santa Fe Supplemental Retirement Plan.

10.2         Burlington Northern Santa Fe Estate Enhancement program.

11           Computation of earnings per common share.

12 Statement regarding computation of ratio of earnings to fixed charges.

27           Financial Data Schedule.