Form 10-K405
period 1996-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 1997-03-31
CIK 934612

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ------------

                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM   TO
                        COMMISSION FILE NUMBER: 1-11535

                                 ------------

                   BURLINGTON NORTHERN SANTA FE CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                              41-1804964
       (State of Incorporation)         (I.R.S. Employer Identification No.)

                              2650 Lou Menk Drive
                                 Second Floor
                         Fort Worth, Texas 76131-2830
         (Address of principal executive offices, including zip code)

                                 817/333-2000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS              ON WHICH REGISTERED
      -------------------            -----------------------
      Common Stock, $0.01 par value  New York Stock Exchange
                                     Chicago Stock Exchange
                                     Pacific Stock Exchange

                                 ------------

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12.98 billion on February 28, 1997. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  Common Stock, $0.01 par value, 154,271,308 shares outstanding as of February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the documents from which parts thereof have been incorporated by reference and the part of the Form 10-K into which such information is incorporated:

   Annual
    Report to
    Shareholders
    for the
    fiscal year
    ended
    December
    31, 1996...  PARTS I, II, AND IV
   Proxy
    Statement
    dated March
    5, 1997....  PART III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Items 1 and 2. Business and Properties....................................    1
    Rail..................................................................    1
    Pipeline Investment...................................................   10
Item 3. Legal Proceedings.................................................   11
Item 4. Submission of Matters to a Vote of Security Holders...............   16
EXECUTIVE OFFICERS OF THE REGISTRANT......................................   17
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters..................................................................   18
Item 6. Selected Financial Data...........................................   18
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   18
Item 8. Financial Statements and Supplementary Data.......................   18
Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................   19
PART III
Item 10. Directors and Executive Officers of the Registrant...............   19
Item 11. Executive Compensation...........................................   19
Item 12. Security Ownership of Certain Beneficial Owners and Management...   19
Item 13. Certain Relationships and Related Transactions...................   19
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   20
SIGNATURES................................................................  S-1
REPORTS OF INDEPENDENT ACCOUNTANTS AND
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE............................  F-1
EXHIBITS..................................................................  E-1

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

  Burlington Northern Santa Fe Corporation ("BNSF") was incorporated in the State of Delaware on December 16, 1994. On September 22, 1995, the stockholders of Burlington Northern Inc. ("BNI") and Santa Fe Pacific Corporation ("SFP") became the stockholders of BNSF pursuant to a business combination of the two companies. In order to effect the combination, BNSF was formed to act as the parent holding company of BNI and SFP.

  On October 13, 1994, BNI, Burlington Northern Railroad Company ("BNRR"), SFP, and The Atchison, Topeka and Santa Fe Railway Company ("ATSF") filed a railroad merger and control application with the Interstate Commerce Commission ("ICC"). On August 23, 1995, the ICC issued its written decision approving and authorizing BNI's acquisition of control of SFP and the business combination by which BNI and SFP became subsidiaries of BNSF, the resulting common control of BNRR and ATSF by BNSF, the consolidation of BNRR and ATSF by BNSF, the consolidation of BNRR and ATSF operations, and the merger of BNRR and ATSF. Pursuant to the ICC's permissive authority, the business combination was effected on September 22, 1995.

  On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, ATSF merged with and into BNRR, and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company ("BNSF Railway").

  Through its subsidiaries, BNSF is engaged primarily in the rail transportation business. BNSF also has an equity interest in Santa Fe Pacific Pipeline Partners, L.P., which operates a refined petroleum products pipeline system in six western and southwestern states.

  At December 31, 1996, BNSF and its subsidiaries had approximately 43,000 employees.

                                     RAIL

  The rail operations of BNSF Railway, BNSF's principal operating subsidiary, comprise one of the largest railroad systems in the United States.

TRACK CONFIGURATION

  BNSF Railway operates over a railroad system of approximately 35,000 route miles of track (excluding, among other things, second main track) at December 31, 1996, approximately 27,000 miles of which are owned route miles, including easements, through 29 states and two Canadian provinces. Approximately 7,900 route miles of BNSF Railway's system consist of trackage rights which permit BNSF Railway to operate its trains with its crews over another railroad's tracks.

  As of December 31, 1996, the total BNSF Railway system--including first, second, third and fourth main tracks, yard tracks, and sidings--consisted of approximately 52,500 operated miles of track, all of which were owned by or held under easement by BNSF Railway except for approximately 8,700 miles operated under trackage rights agreements with other parties. At December 31, 1996, approximately 28,100 miles of BNSF Railway's track consisted of 112-pound per yard or heavier rail, including approximately 18,200 track miles of 131-pound per yard or heavier rail.

EQUIPMENT CONFIGURATION

  BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock (represents combined BNRR and ATSF amounts):

                                                              AT DECEMBER 31,
                                                            --------------------
                                                             1996   1995   1994
                                                            ------ ------ ------
   Diesel Locomotives......................................  4,434  4,277  4,157
                                                            ====== ====== ======
   Freight Cars:
    Box--general purpose...................................  1,082  1,204  1,529
    Box--specially equipped................................ 10,719 10,985 10,971
    Open Hopper............................................ 10,430 10,497 11,630
    Covered Hopper......................................... 44,112 44,840 43,223
    Gondola................................................ 11,714 11,467 10,665
    Refrigerator...........................................  6,817  7,216  6,489
    Autorack...............................................  3,597  3,600  3,567
    Flat...................................................  5,508  5,774  5,517
    Tank...................................................    493    505    552
    Caboose................................................    451    485    542
    Other..................................................    732    734    747
                                                            ------ ------ ------
     Total Freight Cars.................................... 95,655 97,307 95,432
                                                            ====== ====== ======
    Domestic Containers.................................... 15,595 16,230 16,793
    Trailers...............................................    821    834    633
    Domestic Chassis.......................................  5,273  5,274  7,365
    Company Service Cars...................................  6,140  6,084  6,218
    Commuter Passenger Cars................................    141    141    141

  In addition to the containers, trailers, and chassis shown above, BNSF Railway had under short-term leases 6,615 containers, 2,766 trailers, and 16,758 chassis, at December 31, 1996. In addition to the owned and leased locomotives identified above, BNSF Railway operated 196 freight locomotives under power-purchase agreements as of December 31, 1996. The average ages from date of manufacture or remanufacture of the locomotive and freight car fleets at December 31, 1996, were 12.24 years for locomotives, and 18.83 years for freight cars. These averages are not weighted to reflect the greater capacities of the newer equipment.

CAPITAL EXPENDITURES AND MAINTENANCE

  BNSF Railway capital expenditures for the periods indicated were as follows (represents combined BNRR and ATSF amounts for all periods):

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                              (IN MILLIONS)
                                                            1996   1995   1994
                                                           ------ ------ ------
   Ties................................................... $  225 $  161 $  136
   Rail/Other Track Material..............................    406    288    277
   Ballast................................................    184    138    131
   Facilities and Other Roadway...........................    660    387    391
   Locomotives............................................    425    111     93
   Freight Cars...........................................     55     25     42
   Other..................................................    279    105     90
                                                           ------ ------ ------
       Cash Capital Expenditures.......................... $2,234 $1,215 $1,160
                                                           ====== ====== ======

  The above expenditures do not include non-cash expenditures of $48 million, $140 million, and $178 million in 1996, 1995, and 1994, respectively, primarily relating to directly financed equipment acquisitions, nor do they include equipment financed through operating leases (principally, locomotives and rolling stock). BNSF expects 1997 capital expenditures for BNSF Railway to approximate $1.85 billion. Approximately $1.1 billion of these expenditures will be for maintaining productive capacity of the existing route structures. The remainder will be spent on acquisition of new equipment, including at least 180 locomotives, and capacity expansion projects throughout the system including the Powder River Basin and the Pacific Northwest.

  General Electric Company ("GE") and the Electro-Motive Division of General Motors Corporation ("EMD") perform locomotive maintenance for BNSF Railway under various maintenance agreements that covered approximately 1,530 locomotives as of December 31, 1996. Additionally, BNSF Railway has a similar agreement with Boise Locomotive Corporation ("Boise") that provides for the overhaul of 277 locomotives and the maintenance for each of the locomotives for a period of eight years following its overhaul. The agreements with GE, EMD, and Boise require the work to be done at BNSF Railway's facilities with BNSF Railway employees.

  The majority of maintenance of way expenditures for track have been for rail and tie refurbishment and resurfacing. The extent of the BNSF Railway track maintenance program (representing combined BNRR and ATSF amounts for all periods) is depicted in the following chart:

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                             1996   1995   1994
                                                            ------ ------ ------
   Track miles of rail laid (1)............................  1,139    945  1,010
   Cross ties inserted (in thousands) (1)..................  3,768  2,974  2,879
   Track resurfaced miles.................................. 12,033 11,088 11,055

--------
(1) Includes both maintenance of existing route system and expansion projects.

  BNSF Railway anticipates that the 1997 track maintenance of way program, together with expansion projects, will result in the installation of approximately 1,000 track miles of rail, the replacement of about 3.5 million ties, and the resurfacing of approximately 12,000 miles of track.

PROPERTY AND FACILITIES

  BNSF Railway operates facilities and equipment for maintenance of track, locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform continuous locomotive servicing and maintenance, centralized network operations centers for train dispatching and network operations monitoring and management in Fort Worth, Texas, and Schaumburg, Illinois, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These include 39 major intermodal hubs located across the system and nine intermodal hub centers off-line used in connection with haulage agreements with other railroads. BNSF Railway's largest intermodal facilities in terms of volume are Hobart Yard (Los Angeles), Corwith Yard (Chicago), Willow Springs (Illinois), Chicago Hub Center (Cicero, Illinois), Alliance (Texas), Seattle International Gateway (SIG), and Tacoma, with approximately 707,500, 535,900, 440,000, 436,000, 292,900, 220,500, and 192,300 lifts, respectively, in 1996.
BNSF Railway also owns 28 automotive distribution facilities where automobiles are loaded or unloaded from multi-level rail cars and serves eight port facilities. Argentine Yard in Kansas City, Kansas, Barstow Yard in Barstow, California, Northtown Yard in Minneapolis, Minnesota and Murray Yard in Kansas City, Missouri are the largest freight car classification yards.

  In December 1996, BNSF acquired Washington Central Railroad Company, Inc. for shares of BNSF common stock, and BNSF Railway now operates over Washington Central's route between Kennewick, Washington, an interchange point on BNSF Railway, and Cle Elum, Washington. This acquisition, and BNSF Railway's rehabilitation of the 229-mile Stampede Pass line between Pasco and Auburn, Washington, provides BNSF Railway with a third route linking Central Washington with the Pacific Coast. During 1996, BNSF Railway also disposed of approximately 2,000 route miles of secondary lines.

  A substantial portion of all railroad property, real or personal, owned by BNSF Railway is subject to liens securing, as of December 31, 1996, approximately $544 million of mortgage bonds. On January 1, 1997, approximately $77 million of this mortgage debt matured and was paid. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations, as referred to in Note 10 to the consolidated financial statements on page 30 of BNSF's 1996 Annual Report to Shareholders, which information is hereby incorporated by reference.

EMPLOYEES AND LABOR RELATIONS

Productivity as measured by revenue ton miles per employee has risen steadily in the last three years, while compensation and benefits expense per revenue ton mile has declined, as shown in the table below (represents combined BNRR and ATSF operating statistics for all periods):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                              1996  1995  1994
                                                              ----- ----- -----
   Thousand revenue ton-miles/average number of employees.... 9,398 8,715 7,887
   Compensation and benefits expense/thousand revenue ton-
    miles.................................................... $6.23 $6.78 $7.27

  Labor unions represent approximately 88 percent of BNSF Railway employees under collective bargaining agreements with 13 different labor organizations. BNRR, ATSF and other major railroads were actively involved in industry-wide labor contract negotiations beginning in late 1994. Through this process, wages, health and welfare benefits, work rules and other issues have now been negotiated for all BNSF Railway union-represented employees. On February 26, 1997, BNSF Railway reached an agreement with the approximately 425 employees represented by the American Train Dispatchers Department of the Brotherhood of Locomotive Engineers, to bring the 1995 round of labor contract negotiations to a close.

  The new collective bargaining agreements will remain in effect through at least December 31, 1999 and until new agreements are reached or the Railway Labor Act's procedures are exhausted. The new collective bargaining agreements include provisions for retroactive and prospective wage increases, signing bonuses and lump-sum payments. Throughout the negotiation process, BNSF accrued for anticipated retroactive elements of the contract settlements, and these agreements therefore did not have a material effect on BNSF's 1996 results of operations.

  Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway's contributions under the Railroad Retirement System are approximately triple those in industries covered by Social Security.

  Railroad industry personnel are also covered by the Federal Employers' Liability Act ("FELA") rather than by state workers' compensation systems. FELA is a fault-based system, with compensation for injuries settled by negotiation and litigation, not subject to specific statutory limitations on the amount of recovery. By contrast, most other industries are covered under state administered no-fault plans with standard compensation schedules. BNSF Railway believes it has adequate reserves for its FELA claims. However, the future costs of FELA claims are uncertain and such costs could be significantly higher in the future.

BUSINESS MIX

  In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions of the country, BNSF Railway transports a range of commodities derived from manufacturing, agricultural, and natural resource industries. Accordingly, its financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels.

  Major markets served directly by BNSF Railway include Albuquerque, Billings, Birmingham, Cheyenne, Chicago, Corpus Christi, Dallas, Denver, Des Moines, Duluth/Superior, Fargo/Moorhead, Fort Worth, Houston, Kansas City, Lincoln, Little Rock, Los Angeles, Memphis, Mobile, New Orleans, Oklahoma City, Omaha, Pensacola, Phoenix, Portland, Reno, Salt Lake City, San Antonio, the San Francisco Bay area, St. Louis, St. Paul/Minneapolis, Seattle, Spokane, Springfield (Missouri), Tacoma, Tulsa, Wichita, Vancouver (British Columbia), and Winnipeg (Manitoba). Other major cities are served through 24 Intermodal Market Extension ("IMX") terminals located at various off-line points. Major ports served include Galveston, Houston, Long Beach, Los Angeles, New Orleans, Mobile, Portland, Richmond (Oakland), San Diego, Seattle, Duluth/Superior, Tacoma and Vancouver (British Columbia).

  As a result of agreements and conditions stemming from the merger of the Union Pacific and Southern Pacific railroads, BNSF Railway gained new access to the growing Mexican market. Previously, BNSF reached the United States/Mexico crossings of Eagle Pass and El Paso, Texas and San Diego, California. As a result of the UP/SP merger, BNSF Railway now also reaches Brownsville, Texas and, through connection with the Texas Mexican Railway Company, the major border crossing point at Laredo, Texas.

  In 1996, approximately one quarter of revenues were derived from Intermodal traffic and another quarter were derived from the transportation of Coal. About 14 percent of 1996 revenues reflected the transportation of Agricultural Commodities. The transportation of commodities in the areas serviced by Chemicals, Forest Products, Consumer and Food Products, Metals, Automotive, and Minerals and Ores, accounted for the rest of 1996 revenues.

  Intermodal. The Intermodal freight business consists of the hauling of freight containers or truck trailers by combinations of water, rail, or motor carriers. The intermodal business is highly service-driven, and in many cases motor carriers and railroads jointly market intermodal service. The first such joint intermodal arrangement was Quantum, through which BNSF Railway and J. B. Hunt Transport provide customers full service, customized door-to-door transportation (truck and rail), with a common communication system and integrated billing at a single rate.

  In 1994, major national Less-Than-Truckload ("LTL") carriers and the Teamsters union signed a new National Master Freight Agreement that allows the LTL carriers to shift up to 28 percent of their total line-haul miles to intermodal service. BNSF Railway is a major beneficiary of this service-sensitive traffic, and it provides transportation services to major LTL carriers including Yellow Freight, Roadway Express, and Consolidated Freightways.

  Intermodal 1996 results include revenue from four types of business:

  . Direct Marketing. Direct marketing efforts resulted in approximately 33 percent of total intermodal revenue. These center around traffic contracted from United Parcel Service and the United States Postal Service, and service for nationwide LTL carriers.

  . Truckload. Truckload traffic represented approximately 14 percent of total intermodal revenue. The joint service arrangement with J.B. Hunt, referred to as Quantum, represented the largest truckload component, while Schneider National was the next largest.

  . Intermodal Marketing Companies. Approximately 25 percent of total intermodal revenue was generated through intermodal marketing companies, primarily shipper agents and consolidators.

  . International. International business consists primarily of traffic from steamship companies and accounted for approximately 28 percent of intermodal revenues.

  Coal. Based on carloadings and tons hauled, BNSF Railway is the largest transporter of western low-sulfur coal in the United States. Over 90 percent of BNSF Railway's coal traffic originated in the Powder River Basin of Wyoming and Montana during the three years ended December 31, 1996. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States with smaller quantities exported.

  BNSF Railway also handles increasing amounts of low-sulfur coal from the Powder River Basin for delivery to markets in the eastern and southeastern portion of the United States. The low-sulfur coal from the Powder River Basin is abundant, inexpensive to mine and clean-burning. Because the Clean Air Act of 1990 requires power plants to reduce harmful emissions either by burning coal with a lower sulfur content or by installing expensive scrubbing units, opportunities for increased shipments of this low-sulfur coal still exist.

  Other coal shipments originate principally in Wyoming, Colorado, and New Mexico on the lines of the former ATSF and other rail carriers. These shipments are moved to electrical generating stations and industrial plants in the Midwest and Southwest.

  Agricultural Commodities. Agricultural Commodities include barley, corn, wheat, soybeans, oils, feeds, flour and mill products, specialty grains, malts, and milo. The BNSF Railway system is strategically located to serve the Midwest and Great Plains grain-producing regions where BNSF Railway serves most major terminal, storage, feeding and food-processing locations. Additionally, BNSF Railway has access to major export markets in the Pacific Northwest, western Great Lakes and Texas Gulf regions.

  Chemicals. The Chemicals business is comprised of fertilizer, petroleum and chemical commodities. Chemicals and plastics resins are transported for industrial and agricultural use. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks for other chemical and plastic products. Access to significant additional chemicals producers along the Louisiana and Texas Gulf Coasts was gained as a result of the agreement and conditions resulting from the merger of the Union Pacific and Southern Pacific railroads. Agricultural minerals include sulphur that generally moves to the Gulf Coast and from there via vessels to Florida and overseas markets for use in making phosphatic fertilizers. Potash is transported to domestic markets and to export points for markets in Canada, Mexico, and overseas.

  Forest Products. The primary commodities in Forest Products are lumber, plywood, oriented strand board, paper products, pulpmill feedstock, and wood pulp. Based on carloadings and tonnage hauled, BNSF Railway is the largest rail transporter of forest products in the United States. Commodity origins are primarily from the Pacific Northwest, upper Midwest, and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper, and industrial packaging.

  Consumer and Food Products. Beverages, canned goods, and perishables are the principal food commodities moved by BNSF Railway. Other consumer products handled include sugars and sweeteners, cotton, salt, rubber and tires, machinery, aircraft parts, military and miscellaneous boxcar shipments. Shipments of waste, ranging from municipal waste to contaminated soil, move to landfills and reclamation centers across the country. Distribution services, including transloading and warehousing services, are also offered. A truck-competitive transportation product in tank containers for customers shipping specialty chemicals, other liquids and dry material is also offered.

  Metals. The Metals business includes virtually all of the commodities included in or resulting from the production of steel. Taconite, an iron ore derivative produced in northern Minnesota, scrap steel, and coal coke are BNSF Railway's primary input products, while finished steel products range from structural beams and steel coils to wire and nails. BNSF Railway also hauls both ferrous and non-ferrous products including recyclable metals. BNSF Railway links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that feed rebar, beams, and coiled rod to the construction industry. Various non-ferrous products such as copper, lead, and aluminum are transported for the beverage, automotive, and telecommunications industries.

  Automotive. The Automotive group is responsible for both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest.

  Minerals and Ores. Commodities in this group include clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Both the oil and the construction industries are serviced. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, such as highway projects. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, is moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and for use in foundry and oil drilling applications.

  Freight Statistics. The following tables set forth certain freight statistics relating to rail operations for the periods indicated. Amounts shown represent combined BNRR and ATSF results for all periods; certain amounts have been reclassified to reflect changes in the business groups and to conform to current year presentation.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1996    1995    1994
                                                         ------- ------- -------
   Revenue ton-miles (millions)......................... 411,059 397,902 360,605
   Freight revenue per thousand revenue ton-miles.......  $19.82  $20.11  $20.84
   Average haul per ton (miles).........................     875     864     821

REVENUES

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------ ------ ------
                                                              (IN MILLIONS)
   Intermodal............................................. $2,088 $2,000 $1,956
   Coal...................................................  1,973  1,962  1,907
   Agricultural Commodities...............................  1,170  1,290    955
   Chemicals..............................................    765    712    701
   Forest Products........................................    555    557    569
   Consumer and Food Products.............................    469    486    481
   Metals.................................................    413    397    356
   Automotive.............................................    397    398    380
   Minerals and Ores......................................    319    313    302
                                                           ------ ------ ------
   Total Freight Revenue..................................  8,149  8,115  7,607
   Other Revenue..........................................     38     35     50
                                                           ------ ------ ------
     Total Revenues....................................... $8,187 $8,150 $7,657
                                                           ====== ====== ======

CARS/UNITS

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
   Intermodal.............................................  2,571  2,527  2,465
   Coal...................................................  1,854  1,878  1,847
   Agricultural Commodities...............................    585    664    578
   Chemicals..............................................    449    435    431
   Forest Products........................................    334    347    357
   Consumer and Food Products.............................    309    332    337
   Metals.................................................    391    399    370
   Automotive.............................................    250    264    238
   Minerals and Ores......................................    249    257    246
                                                           ------ ------ ------
     Total Cars/Units.....................................  6,992  7,103  6,869
                                                           ====== ====== ======

AVERAGE REVENUE PER CAR/UNIT

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------ ------ ------
   Intermodal............................................. $  812 $  791 $  794
   Coal...................................................  1,064  1,045  1,032
   Agricultural Commodities...............................  2,000  1,943  1,652
   Chemicals..............................................  1,704  1,637  1,626
   Forest Products........................................  1,662  1,605  1,594
   Consumer and Food Products.............................  1,518  1,464  1,427
   Metals.................................................  1,056    995    962
   Automotive.............................................  1,588  1,508  1,597
   Minerals and Ores......................................  1,281  1,218  1,228
                                                           ------ ------ ------
       Average Revenue Per Car/Unit....................... $1,165 $1,142 $1,107
                                                           ====== ====== ======

GOVERNMENT REGULATION AND LEGISLATION

  Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board of the United States Department of Transportation ("DOT"), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration ("OSHA"), and state regulatory agencies. The Surface Transportation Board, which is the successor to the Interstate Commerce Commission ("ICC"), has jurisdiction over certain rates, routes, and services, the extension, sale, or abandonment of rail lines, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

  BNSF Railway's rail operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. These laws cover discharges to waters, air emissions, toxic substances, and the generation, handling, storage, transportation, and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations which frequently involve transporting chemicals and other hazardous materials.

  The railroad industry, including BNSF Railway, will become subject to future requirements regulating air emissions from diesel locomotives that may increase operating and capital costs. The United States Environmental Protection Agency ("EPA") issued in early 1997 proposed regulations nationally applicable to new locomotive engines and certain engines remanufactured after 1999. Final regulations are to be promulgated by the end of the year. It is anticipated that these regulations will be effective for locomotive engines installed after 1999 and through 2010. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. At this time it is unknown whether California will adopt any locomotive emission standards.

  Many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. For further discussion, reference is made to Note 13 to the consolidated financial statements on pages 31 and 32 of BNSF's 1996 Annual Report to Shareholders, which information is hereby incorporated by reference.

COMPETITION

  The business environment in which BNSF Railway operates remains highly competitive. Depending on the specific market, deregulated motor carriers, other railroads and river barges exert pressure on various price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF Railway and other railroads continue to develop and implement operating efficiencies to improve productivity.

  As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway's primary rail competitor in the western region of the United States is

Union Pacific Railroad Company ("UP"), which now includes the former Southern Pacific Transportation Company ("SP") and Chicago & North Western Transportation Company ("C&NW"). Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway. Coal, one of BNSF Railway's primary commodities, has experienced significant pressure on rates due to competition from the joint effort of C&NW/UP and from BNSF Railway's effort to penetrate new markets.

  The Surface Transportation Board approved the proposed common control and merger of rail carriers controlled by UP and SP in its written decision dated August 12, 1996, and the transaction was consummated on September 11, 1996. As a condition of the merger, the STB imposed the provisions of the rights agreement between BNSF Railway and UP/SP which grants rights to BNSF Railway to approximately 4,000 miles of track and requires the purchase by BNSF Railway from UP/SP of more than 335 miles of track for $150 million. Approval of the UP/SP transaction created an enhanced competitor to BNSF Railway. The Board's decision also provides BNSF Railway with greater access to Gulf Coast and West Coast markets and improves its route structure. BNSF Railway has commenced operations and is handling rail traffic utilizing the rights obtained from UP/SP.

  BNSF is monitoring proposals involving the possible merger with or other disposition of Consolidated Rail Corporation (Conrail) between CSX Corporation and Norfolk Southern Corporation and will evaluate any definitive agreement and related filings with the Surface Transportation Board to determine the impact, if any, on BNSF Railway. Conrail, CSX and Norfolk Southern operate the three largest rail systems in the eastern United States.

  BNSF is also studying the ongoing privatization of the Mexican rail network. The northeastern Mexico rail concession has been awarded to a group including Kansas City Southern Railway; the northwestern Mexico rail concession is now going through the bid process, with a successful bidder to be announced by mid-1997.

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

  The Partnership is one of the largest independent pipeline common carriers of refined petroleum products in the United States, and the largest in the western United States, in terms of product deliveries, barrel miles, and pipeline mileage, with approximately 3,300 miles of pipeline serving six states. The Partnership transports refined petroleum products, including gasoline, diesel fuel, and commercial and military jet fuel, primarily for major petroleum companies, independent refiners, the United States military, and marketers and distributors of such products. The Partnership also operates 14 truck loading terminals and provides pipeline service to 40 customer-owned terminals, three commercial airports, and 11 military bases. The Partnership shipped 365.4 million barrels in 1996, up from
354.3 million barrels in 1995.

  Substantially all of the Partnership's pipeline operations are common carrier operations that are subject to federal or state rate regulation. The Federal Energy Regulatory Commission (FERC) exercises economic regulatory jurisdiction over interstate shipments through the Partnership's system. For a description of certain FERC proceedings challenging certain of the Partnership's rates and seeking refunds and prospective rate reductions, see the section entitled "East Line Civil Litigation and FERC Proceedings" under
Item 3, Legal Proceedings, in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, which section is hereby incorporated by reference. Intrastate shipments are subject to economic regulation by the California Public Utilities Commission.

ITEM 3. LEGAL PROCEEDINGS

  Set forth below is a description of certain legal proceedings involving BNSF and its subsidiaries.

WHEAT AND BARLEY TRANSPORTATION RATES

  In September 1980, a class action lawsuit was filed against BNSF Railway in United States District Court for the District of Montana ("Montana District Court") challenging the reasonableness of BNSF Railway export wheat and barley rates. The class consists of Montana grain producers and elevators. The plaintiffs sought a finding that BNSF Railway single car export wheat and barley rates for shipments moving from Montana to the Pacific Northwest were unreasonably high and requested damages in the amount of $64 million. In March 1981, the Montana District Court referred the rate reasonableness issue to the ICC. Subsequently, the state of Montana filed a complaint at the ICC challenging BNSF Railway's multiple car rates for Montana wheat and barley movements occurring after October 1, 1980.

  The ICC issued a series of decisions in this case from 1988 to 1991. Under these decisions, the ICC applied a revenue to variable cost test to the rates and determined that BNSF Railway owed $9,685,918 in reparations plus interest. In its last decision, dated November 26, 1991, the ICC found BNSF Railway's total reparations exposure to be $16,559,012 through July 1, 1991. The ICC also found that BNSF Railway's current rates were below a reasonable maximum and vacated its earlier rate prescription order.

  BNSF Railway appealed to the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") those portions of the ICC's decisions concerning the post-October 1, 1980 rate levels. BNSF Railway's primary contention on appeal was that the ICC erred in using the revenue to variable cost rate standard to judge the rates instead of Constrained Market Pricing/Stand Alone Cost principles. The limited portions of decisions that cover pre-October 1, 1980 rates were appealed to the Montana District Court.

  On March 24, 1992, the Montana District Court dismissed plaintiffs' case as to all aspects other than those relating to pre-October 1, 1980 rates. On February 9, 1993, the D.C. Circuit served its decision regarding the appeal of the several ICC decisions in this case. The court held that the ICC did not adequately justify its use of the revenue to variable cost standard as BNSF Railway had argued and remanded the case to the ICC for further administrative proceedings.

  On July 22, 1993, the ICC served an order in response to the D.C. Circuit's February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand-Alone Cost principles in assessing the reasonableness of BNSF Railway wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. On October 28, 1994, plaintiffs filed their opening evidence arguing that the revenue received by BNSF Railway exceeded the stand alone costs of transporting that traffic and that BNSF Railway rates were unreasonably high. BNSF Railway filed its evidence March 29, 1995, showing that the stand alone costs of transporting the traffic exceeded the revenue derived by BNSF Railway on that traffic and that consequently, its rates were not unreasonably high. The parties filed briefs simultaneously on August 16, 1995, and the proceeding awaits decision by the Surface Transportation Board, successor to the ICC.

COAL TRANSPORTATION CONTRACT LITIGATION

  On April 26, 1991, an action was filed against BNSF Railway in the 102nd Judicial District Court for Bowie County, Texas, seeking a reduction of the transportation rates required to be paid under two contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). The plaintiff, Southwestern Electric Power Company ("SWEPCO"), was challenging the contract rates for transportation of coal to its electric generating facilities at Cason, Texas, and Flint Creek, Arkansas. SWEPCO contended that productivity gains achieved by BNSF Railway constituted unusual economic conditions giving rise to a "gross inequity" because BNSF Railway's costs of providing service have been reduced over the contracts' terms. On August 2, 1994, plaintiff amended its complaint to further allege that BNSF Railway had been unjustly enriched by retaining differences between the rates actually charged and those that SWEPCO alleged should have been charged. SWEPCO sought both prospective rate relief and recovery of alleged past overcharges.

  BNSF Railway's primary contention was that both parties anticipated productivity gains in the rail industry when negotiating the contracts and agreed that BNSF Railway would retain most of its productivity gains. BNSF Railway further contended that there was no agreement that transportation rates paid by SWEPCO would be based on BNSF Railway's cost of providing service.

  On November 18, 1994, the jury rendered a verdict denying plaintiff's request for prospective rate relief and that plaintiff take nothing on its principal claims of "gross inequity." However, BNSF Railway was assessed damages approximating $56 million relating to plaintiff's alternative claim of unjust enrichment. On January 20, 1995, the trial court rendered a judgment on the verdict in an amount approximating $74 million, which included attorneys' fees and interest. The judgment further awarded post-judgment interest at 10 percent per annum and issued declaratory orders pertaining to the two contracts. BNSF Railway filed its notice of appeal in the case on February 17, 1995 and posted a bond staying enforcement of the judgment in the Court of Appeals for the Sixth Court of Appeals District of Texas, Texarkana, Texas (Burlington Northern Railroad Company v. Southwestern Electric Power Company, No. 06-95-00024-CV). By decision dated April 30, 1996, the Court of Appeals reversed the judgment of the trial court and rendered judgment in favor of BNSF Railway. SWEPCO was assessed costs of appeal. SWEPCO has been denied two motions for rehearing before the Court of Appeals. On October 14, 1996, SWEPCO applied for discretionary review of the decision by the Texas Supreme Court.

ENVIRONMENTAL PROCEEDINGS

  BNSF Railway has been advised that it is a target of a Grand Jury investigation in the United States District Court for the Eastern District of Missouri with respect to former railcar cleaning activities conducted by independent contractors at Cherryville, Missouri. The proceeding relates to alleged violations of federal environmental protection statutes with respect to lead contamination at several sites in the Cherryville area. In addition, BNSF Railway has received personal injury claims from certain individuals formerly residing at or near some of these sites. The Missouri Department of Natural Resources ("DNR") also is investigating the matter with respect to possible violations of state environmental protection laws and has indicated that it may seek a civil penalty from BNSF Railway. BNSF Railway and another potentially responsible party had previously prepared investigation and remediation plans in conjunction with the DNR. BNSF Railway modified the plans and is expediting a response and implementing remediation with DNR approval.

  On December 18, 1995, the State of Illinois filed a Complaint captioned People of the State of Illinois v. Burlington Northern Railroad Company, Beazer East, Inc. and Koppers Industries, Inc. (PCB No. 96-132) before the Illinois Pollution Control Board against BNSF Railway, Beazer East, Inc. and Koppers Industries, Inc. alleging violations of the Illinois Environmental Protection Act with respect to a facility in Galesburg, Illinois. This facility is not operated by BNSF Railway. The proceeding may result in monetary sanctions in excess of $100,000. BNSF Railway and Beazer East, Inc. have made an offer to the State of Illinois to settle this matter.

  On December 30, 1996, BNSF Railway was named a defendant in a lawsuit by the Wisconsin Department of Natural Resources (State of Wisconsin v. Burlington Northern Railroad Company, Case No. 96 CV403, Circuit Court, Douglas County) in connection with two separate matters in Superior, Wisconsin. One of the matters involves the alleged obligation to close a wastewater holding pond located on property which BNSF Railway does not own. The State alleges that BNSF Railway is an owner or operator of the pond and is subject to the obligation because of its discharge of treated wastewater into the pond. The other matter relates to petroleum impacts to property formerly owned by BNSF Railway. The current owner discovered the petroleum and debris when excavating the property. It is possible that BNSF Railway will be required to pay monetary sanctions to the State in excess of $100,000 in connection with the resolution of these two matters.

  BNSF Railway has been issued a Notice of Violation by the Texas Natural Resource Conservation Commission with respect to the alleged failure to timely file wastewater discharge reports and other deficiencies at a facility in Silsbee, Texas. The State has made a demand for penalties in excess of $100,000, calling for the correction of alleged recordkeeping deficiencies and a study of the ditch receiving the permitted discharges.

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

  Also, on October 6, 1994, five additional purported stockholder class action suits relating to SFP's proposed participation in the Merger with BNI were filed in the Court of Chancery of the State of Delaware (Weiss v. Santa Fe Pacific Corporation, C.A. No. 13779; Lifshitz v. Krebs, C.A. No. 13780; Stein
v. Santa Fe Pacific Corporation, Lewis v. Santa Fe Pacific Corporation, C.A. No. 13783; Abramson v. Lindig, C.A. No. 13784). On October 7, 1994, three more purported stockholder class action suits relating to SFP's proposed participation in the Merger with BNI were filed in the Court of Chancery of the State of Delaware (Graulich v. Santa Fe Pacific Corporation, C.A. No. 13786; Anderson v. Santa Fe Pacific Corporation, C.A. No. 13787; Green v. Santa Fe Pacific Corporation, C.A. No. 13788). All of these lawsuits named as defendants SFP and the individual members of the SFP Board of Directors; the Lifshitz case further named BNI as a defendant. In general, these actions variously alleged that, in light of SFP's recent operating results and the UPC Proposal, SFP's directors breached their fiduciary duties to stockholders by purportedly not taking the necessary steps to ensure that SFP's stockholders would receive "maximum value" for their shares of SFP stock, including purportedly refusing to negotiate with UPC or to "seriously consider" the UPC Proposal and failing to announce any active auction or open bidding procedures. The actions generally sought relief that is materially identical to the relief sought in the Miller case, and in addition sought entry of an order requiring SFP's directors to immediately undertake an evaluation of SFP's worth as a merger/acquisition candidate and to establish a process designed to obtain the highest possible price for SFP, including taking steps to "effectively expose" SFP to the marketplace in an effort to create an "active auction" in SFP. The Weiss case further sought entry of an order enjoining SFP's directors from implementing any poison pill or other device designed to thwart the UPC Proposal or any other person's proposal to acquire SFP.

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

ICC MERGER CASE

  On October 13, 1994, BNI, BNRR, SFP, and ATSF ("Applicants") filed a railroad merger and control application with the ICC, Finance Docket No. 32549, Burlington Northern Inc. and Burlington Northern Railroad Company-- Control and Merger--Santa Fe Pacific Corporation and The Atchison, Topeka and Santa Fe Railway Company. Applicants sought an order, pursuant to 49 U.S.C.
(S)(S) 11343-11347 (1988), approving and authorizing BNI's acquisition of control of and merger with SFP, the resulting common control of BNRR and ATSF by BNSF, the consolidation of BNRR and ATSF by BNSF, the consolidation of BNRR and ATSF operations, and the merger of BNRR and ATSF. The ICC approved the application in its written decision served August 23, 1995, which decision was effective as of September 22, 1995. Several petitions for reconsideration or to reopen the ICC's decision were filed by parties to the proceeding and all of these have been denied. Additionally, eight parties to the proceeding filed petitions for review of the ICC's approval decision with the United States Court of Appeals for the District of Columbia, which petitions are now pending before that court. Each of the petitions for reconsideration or to reopen and for review challenge various aspects of the ICC's decision, including the extent of conditions imposed on its approval. The principal challenges to the ICC decision were rejected by the Court of Appeals for the District of Columbia on March 28, 1997, and the remaining challenge is not expected to affect materially the benefits to be realized by the acquisition of common control of BNRR and ATSF by BNSF.

CROW RESERVATION CROSSING ACCIDENT CASE

  At approximately 10:15 a.m. on November 22, 1993, there was an accident at a BNSF Railway crossing located within the boundaries of the Crow reservation in which three members of the Crow tribe were killed. The crossing, which is located on a rural gravel road just south of Lodge Grass, Montana, was protected by crossbucks and advance warning signs.

  A lawsuit was filed in the Crow Tribal Court (Estates of Red Wolf, Red Horse and Bull Tail v. Burlington Northern Railroad Company, Case No. 94-31) on behalf of the estates of the driver and the two passengers. One of the passenger cases was severed and has yet to go to trial. The other two cases proceeded to trial in January 1996 and, on February 6, 1996, a Crow Tribal Court jury rendered a verdict against BNSF Railway for compensatory damages in the total amount of $250 million.

  BNSF Railway has filed an appeal to the Crow Court of Appeals in and for the Crow Indian Reservation, where it will seek, among other things, to have the case dismissed on the basis that the Crow Tribal Court lacks subject matter jurisdiction over these claims. If the appellate court fails to grant relief to BNSF Railway, BNSF Railway will pursue its defenses in federal court. On February 26, 1996, the Federal District Court for the District of Montana entered an order enjoining any action by the Tribal Court plaintiffs to enforce the judgment pending appeal through the tribal court and federal court systems. BNSF Railway was required to post a $5 million bond with the federal court. The Tribal Court plaintiffs appealed that decision to the Unted States Court of Appeals for the Ninth Circuit.

  On January 29, 1997, the Ninth Circuit issued an opinion which reversed the district court and remanded the matter to that trial court with directions to dissolve the injunction. The basis for the appellate court's decision was a determination that BNSF Railway had failed to exhaust its remedies in the tribal court. BNSF Railway filed a petition for rehearing, which petition is pending before the Ninth Circuit.

  In Tribal Court, the plaintiffs filed a Notice and Request with the Tribal Appellate Court requesting, among other things, the entry of an order reducing the amount of the judgment from $250 million to $25 million. On February 7, 1997, the Tribal Appellate court issued an order setting forth its intention to grant the motion to reduce the judgment by remanding the matter to the trial court for the limited purpose of reducing the judgment in accordance with the request.

OTHER CLAIMS

  BNSF and its subsidiaries also are parties to a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. For a description of certain claims against SFP Pipelines and the Partnership, see the sections entitled "East Line Civil Litigation and FERC Proceedings," "East Line Civil Litigation," and "FERC Proceedings" under Item 3, Legal Proceedings, of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, which sections are hereby incorporated by reference.

  While the final outcome of these and other legal actions referred to under
Item 3 of this Report on Form 10-K cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of BNSF management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of BNSF, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

  Reference is made to Note 6 to the consolidated financial statements on page 27 of BNSF's 1996 Annual Report to Shareholders for information concerning certain pending administrative appeals with the Internal Revenue Service, which information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted by BNSF to a vote of its securities holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Listed below are the names, ages, and positions of all executive officers of BNSF (excluding Robert D. Krebs, an executive officer who is also a director of BNSF, information as to whom is included in BNSF's Proxy Statement dated March 5, 1997) and their business experience during the past five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, resignation, or removal.

DOUGLAS J. BABB, 44

  Senior Vice President and Chief of Staff since September 1995. Prior to that, Vice President and General Counsel of BNRR from December 1986.

JAMES B. DAGNON, 57

  Senior Vice President-Employee Relations since September 1995. Prior to that, Executive Vice President, Employee Relations of BNI since January 1992, and Senior Vice President, Employee Relations of BNI since August 1991.

THOMAS N. HUND, 43

  Vice President and Controller since September 1995. Prior to that, Vice President and Controller of SFP since July 1990.

DONALD G. MCINNES, 56

  Senior Vice President and Chief Operations Officer since September 1995. Prior to that, Senior Vice President and Chief Operating Officer of ATSF since January 1994, Senior Vice President-Intermodal Business Unit of ATSF since January 1992, and Vice President-Intermodal of ATSF since July 1989.

JEFFREY R. MORELAND, 52

  Senior Vice President-Law and General Counsel since September 1995. Prior to that, Vice President-Law and General Counsel of SFP from October 1994, and Vice President-Law and General Counsel of ATSF from June 1989.

MATTHEW K. ROSE, 37

  Senior Vice President-Merchandise Business Unit since May 1996. Prior to that, Vice President-Chemicals and Plastics of ATSF and BNRR from January 1996, Vice President, South Region Field Marketing of BNRR from January 1995, Vice President, Automotive of BNRR from June 1994, and General Manager, Facilities and Technology of BNRR from January 1993. Prior to that, Vice President-Transportation of Triple Crown Services, a subsidiary of Norfolk Southern Corporation.

CHARLES L. SCHULTZ, 49

  Senior Vice President-Intermodal and Automotive Business Unit since February 1996. Prior to that, Vice President-Intermodal of ATSF and BNRR from September 1995, Vice President-Intermodal of ATSF from January 1994, Vice President-Management Services of ATSF from June 1991, and Vice President-Information Services of ATSF from July 1989.

DENIS E. SPRINGER, 51

  Senior Vice President and Chief Financial Officer since September 1995. Prior to that, Senior Vice President and Chief Financial Officer of SFP from October 1993, Senior Vice President, Treasurer and Chief

Financial Officer of SFP from January 1992, and Vice President, Treasurer and Chief Financial Officer of SFP from January 1991.

GREGORY T. SWIENTON, 47

  Senior Vice President-Coal and Agricultural Commodities Business Unit since May 1996. Prior to that, Senior Vice President-Consumer and Industrial Business Unit from February 1996, Senior Vice President-Industrial Business Unit from September 1995, Executive Vice President, Intermodal Business of BNRR from June 1994, and Executive Director-Europe and Africa (Brussels) of DHL Worldwide Express (international freight company) from January 1991.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  BNSF's common stock is listed on the New York Stock Exchange under the symbol "BNI." The common stock is also listed on the Chicago Stock Exchange and Pacific Stock Exchange. Information as to the high and low sales prices of such stock for the two years ending December 31, 1996 (or the common stock of BNI prior to September 22, 1995) and the frequency and amount of dividends declared on such stock during such period, is set forth below the heading "Quarterly Financial Data-Unaudited" on page 37 of BNSF's 1996 Annual Report to Shareholders and is hereby incorporated by reference. The approximate number of record holders of the common stock at January 31, 1997 was 74,000.

  As consideration for its acquisition of Washington Central Railroad Company, Inc. ("Washington Central") on December 4, 1996, BNSF issued 363,008 shares of its common stock, $.01 par value, to the four individuals who were Washington Central's shareholders immediately prior to the merger transaction (the "Shareholders"), each of whom was an "accredited investor" as defined in Rule 501 under the Securities Act of 1933, plus an additional 46,096 shares to be held in escrow for four years to assure the performance of certain obligations of the Shareholders. The offer and sale of BNSF common stock in connection with the acquisition of Washington Central was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

  There is disclosed on page 1 of BNSF's 1996 Annual Report to Shareholders selected financial data of BNSF for each of the last five fiscal years. Such data with respect to the following topics are incorporated by reference:
Revenues; Operating income; Income before extraordinary item and cumulative effect of change in accounting method; Accounting change/Extraordinary item; Net income; Primary earnings per share; Fully diluted earnings per share; Dividends declared per common share; Total assets; and Long-term debt and commercial paper, including current portion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 11 through 18 of BNSF's 1996 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of BNSF and subsidiary companies, together with the reports thereon, appearing in Part IV of this Report on Form 10-K and on pages 19 through 37 of BNSF's 1996 Annual Report to Shareholders, are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Reference is made to BNSF's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 1996, regarding BNSF's change in its independent accountants.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors of BNSF is provided on pages 2 through 4 of BNSF's proxy statement dated March 5, 1997, under the heading "Name, Age and Business Experience of the Company's Nominees for Directors" and the information under that heading is hereby incorporated by reference.

  Information concerning the executive officers of BNSF (excluding one executive officer who is also a director of BNSF) is included in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning the compensation of directors and executive officers of BNSF is provided on pages 5 through 6 under the heading "Directors' Compensation" and pages 16 through 22 under the heading "EXECUTIVE COMPENSATION AND OTHER INFORMATION" in BNSF's proxy statement dated March 5, 1997, and the information under those headings is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the ownership of BNSF equity securities by certain beneficial owners and management is provided on pages 7 through 9 under the headings "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" of BNSF's proxy statement dated March 5, 1997, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is provided on page 6 under the heading "Certain Relationships and Related Transactions" of BNSF's proxy statement dated March 5, 1997, and the information under that heading is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

                                                                         PAGE
                                                                       --------
  1. Consolidated Financial Statements:
Report of Price Waterhouse LLP........................................    [19*]
Report of Coopers & Lybrand L.L.P.....................................      F-2
Consolidated Statement of Income for the three years ended December
 31, 1996.............................................................    [20*]
Consolidated Balance Sheet at December 31, 1996 and 1995..............    [21*]
Consolidated Statement of Cash Flows for the three years ended
 December 31, 1996....................................................    [22*]
Consolidated Statement of Changes In Stockholders' Equity for the
 three years ended December
 31, 1996.............................................................    [23*]
Notes to Consolidated Financial Statements............................ [24-37*]

--------
  (*Incorporated by reference from the indicated pages of BNSF's 1996 Annual Report to Shareholders.)

  2. Consolidated Financial Statement Schedules for the three years ended December 31, 1996:

  Report of Price Waterhouse LLP............................................ F-1
  Report of Coopers & Lybrand L.L.P......................................... F-2
  Schedule II--Valuation and Qualifying Accounts............................ F-3

  Schedules other than that listed above are omitted because they are not required or applicable, or the required information is included in the consolidated financial statements or related notes.

  3. Exhibits:

  See Index to Exhibits on pages E-1-E-4 for a description of the exhibits filed as a part of this Report.

  (b) Reports on Form 8-K

  BNSF filed the following Current Reports on Form 8-K during the quarter ended December 31, 1996, or subsequently:

    Current Report on Form 8-K (Date of earliest event reported: October 22,
  1996) which referenced under Item 5, Other Events, and filed as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, the registrant's third quarter 1996 earnings press release.

    Current Report on Form 8-K (Date of earliest event reported: January 21,
  1997) which referenced under Item 5, Other Events, and filed as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, the registrant's fourth quarter 1996 and full year 1996 earnings press release.

                                  SIGNATURES

  BURLINGTON NORTHERN SANTA FE CORPORATION, PURSUANT TO THE REQUIREMENTS OF
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BURLINGTON NORTHERN SANTA FE
                                           CORPORATION

                                                  /s/ Robert D. Krebs
                                          By: _________________________________
                                                      Robert D. Krebs
                                                    President and Chief
                                                     Executive Officer

Dated: March 31, 1997

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

          /s/ Thomas N. Hund                Vice President and Controller
___________________________________________   (Principal Accounting Officer)
              Thomas N. Hund

       /s/ Joseph F. Alibrandi*             Director
___________________________________________
            Joseph F. Alibrandi

         /s/ Jack S. Blanton*               Director
___________________________________________
              Jack S. Blanton

        /s/ John J. Burns, Jr.*             Director
___________________________________________
            John J. Burns, Jr.

        /s/ Daniel P. Davison*              Chairman of the Board, Director
___________________________________________
             Daniel P. Davison

        /s/ George Deukmejian*              Director
___________________________________________
             George Deukmejian


                 SIGNATURE                  TITLE
                 ---------                  -----
          /s/ Daniel J. Evans*              Director
___________________________________________
              Daniel J. Evans

          /s/ Bill M. Lindig*               Director
___________________________________________
              Bill M. Lindig
            /s/ Ben F. Love*                Director
___________________________________________
                Ben F. Love

          /s/ Roy S. Roberts*               Director
___________________________________________
              Roy S. Roberts

          /s/ Marc J. Shapiro*              Director
___________________________________________
              Marc J. Shapiro

          /s/ Arnold R. Weber*              Director
___________________________________________
              Arnold R. Weber

          /s/ Robert H. West*               Director
___________________________________________
              Robert H. West

         /s/ J. Steven Whisler*             Director
___________________________________________
             J. Steven Whisler

      /s/ Edward E. Whitacre, Jr.*          Director
___________________________________________
          Edward E. Whitacre, Jr.

         /s/ Ronald B. Woodard*             Director
___________________________________________
             Ronald B. Woodard

         /s/ Michael B. Yanney*             Director
___________________________________________
             Michael B. Yanney

                           /s/ Jeffrey R. Moreland
                     *By: ________________________________
                               Jeffrey R. Moreland
                          Senior Vice President-Law and
                                 General Counsel
                                Attorney in Fact

Dated: March 31, 1997

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Burlington Northern Santa Fe Corporation and Subsidiaries

  Our audit of the consolidated financial statements for the year ended December 31, 1996 referred to in our report dated February 7, 1997 appearing on page 19 of the 1996 Annual Report to Shareholders of Burlington Northern Santa Fe Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2. of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1996 when read in conjunction with the related consolidated financial statements.


Price Waterhouse LLP
Chicago, Illinois
February 7, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Burlington Northern Santa Fe Corporation and Subsidiaries

  We have audited the consolidated financial statements of Burlington Northern Santa Fe Corporation and Subsidiaries as of December 31, 1995, and for each of the two years in the period ended December 31, 1995, which financial statements are included on pages 20 through 37 of the 1996 Annual Report to Shareholders of Burlington Northern Santa Fe Corporation and incorporated by reference herein. We have also audited the financial statement schedule for each of the two years in the period ended December 31, 1995 listed in Item 14 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burlington Northern Santa Fe Corporation and Subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

  As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for periodic major locomotive overhauls in 1995 and for postemployment benefits in 1994.

Coopers & Lybrand L.L.P.

Fort Worth, Texas
February 15, 1996

                                                                     SCHEDULE II

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN MILLIONS)

           COLUMN A            COLUMN B  COLUMN C  COLUMN D  COLUMN E  COLUMN F
           --------            --------- --------- -------- ---------- --------
                                                                       BALANCE
                                BALANCE            ADDITION             AT END
                                  AT     ADDITIONS  OF SFP                OF
                               BEGINNING  CHARGED  ACCRUAL  DEDUCTIONS  PERIOD
         DESCRIPTION           OF PERIOD TO INCOME   (1)       (2)       (3)
         -----------           --------- --------- -------- ---------- --------
December 31, 1996
Casualty and environmental
 liabilities..................   $916      $262      $--       $368      $810
                                 ====      ====      ====      ====      ====
December 31, 1995
Casualty and environmental
 liabilities..................   $637      $164      $320      $205      $916
                                 ====      ====      ====      ====      ====
December 31, 1994
Casualty and environmental
 liabilities..................   $689      $183      $--       $235      $637
                                 ====      ====      ====      ====      ====

--------
(1) Represents SFP's recorded liability at date of Merger
(2) Principally represents cash payments
(3) Classified in the consolidated balance sheet as follows:

                                                                 1996 1995 1994
                                                                 ---- ---- ----
      Casualty and environmental liabilities (current
       liabilities)............................................. $267 $290 $221
      Casualty and environmental liabilities (noncurrent
       liabilities).............................................  543  626  416
                                                                 ---- ---- ----
                                                                 $810 $916 $637
                                                                 ==== ==== ====

                    BURLINGTON NORTHERN SANTA FE CORPORATION

                               INDEX OF EXHIBITS

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
  2      Agreement and Plan of Merger dated as of June 29, 1994 between
         Burlington Northern Inc. and Santa Fe Pacific Corporation as amended by Amendments 1 and 2 thereto, together with Amendments 3 and 4 thereto. Schedules have been omitted. Schedules will be furnished supplementally to the Securities and Exchange Commission upon request.
         Incorporated by reference to Exhibit 2.1 to BNSF's Report on Form 8-K
         (Date of earliest event reported: September 22, 1995).
  3.1    Amended and Restated Certificate of Incorporation of BNSF (amended as of September 11, 1995). Incorporated by reference to Exhibit 3.1 to
         BNSF's Report on Form 10-Q for the quarter ended September 30, 1995.
  3.2    By-Laws of BNSF (amended as of January 18, 1996). Incorporated by reference to Exhibit 3.2 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1995.
  4.1    Amended and Restated Five-Year Revolving Credit Agreement dated as of
         November 15, 1996, between Burlington Northern Santa Fe Corporation and Chemical Securities Inc. and J.P. Morgan Securities Inc. as Co-
         arrangers, The Chase Manhattan Bank as Administrative Agent, Morgan
         Guaranty Trust Company of New York as Documentation Agent, and a
         consortium of lenders.
  4.2    Amended and Restated 364-Day Revolving Credit Agreement dated as of
         November 15, 1996, between Burlington Northern Santa Fe Corporation and Chemical Securities Inc. and J.P. Morgan Securities Inc., The
         Chase Manhattan Bank as Administrative Agent, Morgan Guaranty Trust
         Company of New York as Documentation Agent, and a consortium of lenders.
         BNSF is not filing any other instruments evidencing indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF's total assets. BNSF will furnish copies of any material instruments upon request of the
         Securities and Exchange Commission.
 10.1*   Burlington Northern Santa Fe Non-Employee Directors' Stock Plan.
         Incorporated by reference to Appendix A to BNSF's Proxy Statement dated March 5, 1996. Amendment to Burlington Northern Santa Fe Non-
         Employee Directors' Stock Plan dated January 16, 1997.
 10.2*   Burlington Northern Santa Fe Corporation 1987 Stock Option Incentive
         Plan. Incorporated by reference to BNSF's Registration Statement on
         Form S-8 (File No. 33-62833).
 10.3*   Burlington Northern Santa Fe Corporation Incentive Compensation Plan.
         Incorporated by reference to BNSF's Registration Statement on Form S-8
         (File No. 33-62835).
 10.4*   Burlington Northern Inc. Senior Executive Survivor Benefit Plan as of
         April 1, 1986. Incorporated by reference to Amendment No. 1 to BNI's
         Report on Form 10-K for the fiscal year ended December 31, 1987.
 10.5*   Burlington Northern Inc. Deferred Compensation Plan as amended effective January 1, 1991. Incorporated by reference to Exhibit 10.5 to BNSF's Report on Form 10-K for the fiscal year ended December 31,
         1995.
 10.6*   Burlington Northern Inc. Performance Share Unit Plan (1981) as of
         January 1, 1988. Incorporated by reference to Amendment No. 1 to BNI's
         Report on Form 10-K for the fiscal year ended December 31, 1987.
 10.7*   Burlington Northern Inc. 1987 Performance Share Unit Plan as of
         January 1, 1988. Incorporated by reference to Amendment No. 1 to BNI's
         Report on Form 10-K for the fiscal year ended December 31, 1987.

--------
*Management contract or compensatory plan or arrangement.

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
 10.8*   Burlington Northern Inc. Supplemental Benefits Plan (as amended and restated effective September 21, 1995). Incorporated by reference to
         Exhibit 10.8 to BNSF's Report on Form 10-K for the fiscal year ended
         December 31, 1995.
 10.9*   1989 Burlington Northern Inc. Restricted Stock Incentive Plan.
         Incorporated by reference to BNI's Report on Form 10-K for the fiscal year ended December 31, 1990.
 10.10*  Burlington Northern Santa Fe Corporation 1990 Directors Stock Option
         Plan. Incorporated by reference to BNSF's Registration Statement on
         Form S-8 (File No. 33-62825).
 10.11*  Burlington Northern Santa Fe Incentive Bonus Stock Program.
         Incorporated by reference to Exhibit 10.11 to BNSF's Report on Form
         10-K for the fiscal year ended December 31, 1995.
 10.12*  Burlington Northern Santa Fe Corporation 1992 Stock Option Incentive
         Plan. Incorporated by reference to BNSF's Registration Statement on
         Form S-8 (File No. 33-62839).
 10.13*  Burlington Northern Santa Fe 1996 Stock Incentive Plan. Incorporated
         by reference to Appendix B to BNSF's Proxy Statement dated March 5,
         1996.
 10.14*  Burlington Northern Santa Fe Supplemental Retirement Plan,
         Incorporated by reference to Exhibit 10.1 to BNSF's Report on Form 10-
         Q for the quarter ended September 30, 1996.
 10.15*  Burlington Northern Santa Fe Estate Enhancement Program, as amended and restated effective October 1, 1996.
 10.16*  Agreement between BNSF and Robert D. Krebs dated as of January 30,
         1997.
 10.17*  Form of BNSF Change-in-Control Agreement (which may be entered into by all executive officers of BNSF, except for Mr. Krebs, and which would replace any BNI or SFP change-in-control agreement currently held).
 10.18*  Employment Agreement by and between Burlington Northern Inc. and
         Gregory T. Swienton. Incorporated by reference to Exhibit 10.23 to
         BNI's Report on Form 10-K for the fiscal year ended December 31, 1994.
 10.19*  Burlington Northern Santa Fe Deferred Compensation Plan for Directors
         as amended January 16, 1997.
 10.20*  Burlington Northern Inc. Nonqualified 401(k) Restoration Plan.
         Incorporated by reference to Exhibit 10.20 to BNSF's Report on Form
         10-K for the fiscal year ended December 31, 1995.
 10.21*  Burlington Northern Inc. Form of Severance Agreement and amendments through September 18, 1995 (applicable to Messrs. Babb, Dagnon, Rose and Swienton as of March 26, 1997). Incorporated by reference to
         Exhibit 10.21 to BNSF's Report on Form 10-K for the fiscal year ended
         December 31, 1995.
 10.22*  Burlington Northern Inc. Director's Charitable Award Program.
         Incorporated by reference to Exhibit 10.22 to BNSF's Report on Form
         10-K for the fiscal year ended December 31, 1995.
 10.23*  Burlington Northern Santa Fe Salary Exchange Option Program.
         Incorporated by reference to Exhibit 10.23 to BNSF's Report on Form
         10-K for the fiscal year ended December 31, 1995. Amendment to
         Burlington Northern Santa Fe Salary Exchange Option Program dated
         January 15, 1997.
 10.24*  Santa Fe Pacific Corporation Supplemental Retirement Plan
         ("Supplemental Plan"). Incorporated by reference to Exhibit 10(d) to
         SFP's Report on Form 10-K for the fiscal year ended December 31, 1984.
         Supplemental Plan as amended October 1, 1989, and Amendment to
         Supplemental Plan dated February 27, 1990, are incorporated by reference to Exhibit 10(d) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1989. Amendment to Supplemental Plan dated
         March 22, 1994, and effective January 1, 1994, is incorporated by reference to Exhibit 10.24 to BNSF's Report on Form 10-K for the
         fiscal year ended December 31, 1995.

--------
*Management contract or compensatory plan or arrangement.

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
 10.25*  SFP Incentive Stock Compensation Plan. Incorporated by reference to
         Exhibit 10(e) to SFP's Report on Form 10-K for the fiscal year ended
         December 31, 1985. Amendments to SFP Incentive Stock Compensation Plan
         dated May 28, 1987 and October 29, 1987 are incorporated by reference to Exhibit 10(e) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1987. Amendments to SFP Incentive Stock
         Compensation Plan dated March 8, 1989, June 8, 1989, and February 27,
         1990 are incorporated by reference to Exhibit 10(e) to SFP's Report on
         Form 10-K for the fiscal year ended December 31, 1989. Amendment to
         SFP Incentive Stock Compensation Plan effective as of July 24, 1990 is incorporated by reference to SFP's Report on Form 10-Q for the quarter ended June 30, 1990. Amendment to SFP Incentive Stock Compensation
         Plan dated December 4, 1990, is incorporated by reference to Exhibit
         10(e) to SFP's Report on Form 10-K for the fiscal year ended December
         31, 1990.
 10.26*  SFP Form of Severance Agreement dated November 2, 1987 (applicable to
         Messrs. Hund, McInnes, Moreland, Schultz and Springer as of March 26,
         1997), as adopted in May 1987 and amended in October 1987.
         Incorporated by reference to Exhibit 10(j) to SFP's Report on
         Form 10-K for the fiscal year ended December 31, 1987. Amendment to
         Form of Severance Agreement dated July 24, 1990 is incorporated by reference to SFP's Report on Form 10-Q for the quarter ended June 30,
         1990. Amendment to Form of Severance Agreement adopted January 25,
         1994 is incorporated by reference to Exhibit 10.1 to SFP's Report on
         Form 10-Q for the quarter ended June 30, 1994. Amendment to Form of
         Severance Agreement dated March 28, 1995 is incorporated by reference to Exhibit 10.5 to SFP's Report on Form 10-K for the fiscal year ended
         December 31, 1994.
 10.27*  Burlington Northern Santa Fe Directors' Retirement Plan. Incorporated
         by reference to Exhibit 10.29 to BNSF's Report on Form 10-K for the
         fiscal year ended December 31, 1995.
 10.28*  Benefits Protection Trust Agreement dated as of January 22, 1996 by and between BNSF and Bankers Trust Company.
 10.29*  Retirement Benefit Agreement dated February 26, 1992 between SFP and
         R. D. Krebs. Incorporated by reference to Exhibit 10(l) to SFP's
         Report on Form 10-K for the fiscal year ended December 31, 1991.
 10.30*  Amended and Restated Trust Agreement dated as of April 1, 1994 by and between SFP and The Bank of New York. Incorporated by reference to
         Exhibit 10.32 to BNSF's Report on Form 10-K for the fiscal year ended
         December 31, 1995.
 10.31*  Trust Agreement dated as of July 26, 1994 by and between SFP and The
         Bank of New York. Incorporated by reference to Exhibit 10.33 to BNSF's
         Report on Form 10-K for the fiscal year ended December 31, 1995.
 10.32*  The Atchison, Topeka and Santa Fe Railway Company Incentive
         Compensation Plan. Incorporated by reference to Exhibit 10(n) to SFP's
         Report on Form 10-K for the fiscal year ended December 31, 1991.
 10.33*  Burlington Northern Santa Fe Long Term Incentive Stock Plan.
         Incorporated by reference to BNSF's Registration Statement on Form S-8
         (File No. 33-63247).
 10.34*  Santa Fe Pacific Corporation Supplemental Retirement and Savings Plan.
         Incorporated by reference to Exhibit 10(s) to SFP's Report on Form 10-
         K for the fiscal year ended December 31, 1993.
 10.35*  Burlington Northern Santa Fe Incentive Stock Compensation Plan.
         Incorporated by reference to BNSF's Registration Statement on Form S-8
         (File No. 33-63253).
 11      Computation of Earnings per Common Share.

--------
*Management contract or compensatory plan or arrangement.

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
 12      Computation of Ratio of Earnings to Fixed Charges.
 13      1996 Annual Report to Shareholders of BNSF (Consolidated Financial
         Highlights on page 1, and pages 11-37, only).
 21      Subsidiaries of BNSF.
 23.1    Consent of Coopers & Lybrand L.L.P.
 23.2    Consent of Price Waterhouse LLP.
 24      Powers of Attorney.
 27      Financial Data Schedule.
 99      Santa Fe Pacific Pipeline Partners, L.P. Report on Form 10-K for the
         fiscal year ended December 31, 1996 (sections in Item 3, Legal
         Proceedings, under the headings "East Line Civil Litigation and FERC
         Proceedings," "East Line Civil Litigation" and "FERC Proceedings,"
         only).