Form 10-Q
period 1997-03-31
BURLINGTON NORTHERN SANTA FE CORP
filed 1997-05-15
CIK 934612

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


                                                       Shares
            Class                           Outstanding at April 30, 1997

Common stock, $.01 par value                     154,107,340 shares

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                    Three Months Ended
                                         March 31,
                                      1997     1996
                                     -------  -------

Revenues                             $2,036   $2,027

Operating expenses:
  Compensation and benefits             693      668
  Purchased services                    228      223
  Equipment rents                       200      178
  Fuel                                  196      168
  Depreciation and amortization         190      187
  Materials and other                   200      218
                                     -------  -------
    Total operating expenses          1,707    1,642
                                     -------  -------

Operating income                        329      385
Interest expense                         84       75
Other income (expense), net              (3)      (4)
                                     -------  -------

Income before income taxes              242      306
Income tax expense                       92      119
                                     -------  -------

Net income                           $  150   $  187
                                     =======  =======


Net income per common share          $ 0.95   $ 1.21
                                     =======  =======

Average shares outstanding            157.2    155.0
                                     =======  =======


Dividends declared per common share  $  .30   $  .30




See accompanying notes to consolidated financial statements.



          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                                    March 31,  December 31,
                                                      1997       1996
                                                   ----------  --------
ASSETS
Current assets:

  Cash and cash equivalents                        $      47   $    47
  Accounts receivable, net                               793       711
  Materials and supplies                                 230       222
  Current portion of deferred income taxes               305       307
  Other current assets                                    45        44
                                                   ----------  --------
      Total current assets                             1,420     1,331

Property and equipment, net                           17,766    17,633
Other assets                                             882       882
                                                   ----------  --------
      Total assets                                 $  20,068   $19,846
                                                   ==========  ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities   $   1,960   $ 2,146
  Long-term debt due within one year                      95       165
                                                   ----------  --------
      Total current liabilities                        2,055     2,311

Long-term debt and commercial paper                    4,898     4,546
Deferred income taxes                                  4,767     4,729
Casualty and environmental liabilities                   532       543
Employee, merger and separation costs                    451       466
Other liabilities                                      1,253     1,270
                                                   ----------  --------
      Total liabilities                               13,956    13,865
                                                   ----------  --------

Commitments and contingencies (See note 3)

Stockholders' equity:
  Common stock, $.01 par value, 300,000,000
    shares authorized; 154,472,694 shares and
    154,198,088 shares issued, respectively                2         2
  Additional paid-in capital                           4,872     4,838
  Retained earnings                                    1,268     1,165
  Other                                                  (30)      (24)
                                                   ----------  --------
      Total stockholders' equity                       6,112     5,981
                                                   ----------  --------
      Total liabilities and stockholders'
        equity                                     $  20,068   $19,846
                                                   ==========  ========




See accompanying notes to consolidated financial statements.



          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                        1997    1996
                                                       ------  ------

Operating Activities:

  Net income                                           $ 150   $ 187
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      190     187
      Deferred income taxes                               40      70
      Employee, merger and separation costs paid         (31)    (56)
      Other, net                                         (11)     33
      Changes in working capital                        (265)   (116)
                                                       ------  ------
Net cash provided by operating activities                 73     305
                                                       ------  ------

Investing Activities:
  Cash used for capital expenditures                    (296)   (354)
  Other, net                                             (35)     39
                                                       ------  ------
Net cash used for investing activities                  (331)   (315)
                                                       ------  ------

Financing Activities:
  Net increase (decrease) in commercial paper            283    (165)
  Proceeds from issuance of long-term debt               121     175
  Payments on long-term debt                            (120)    (24)
  Dividends paid                                         (46)    (47)
  Proceeds from stock options exercised                   19      56
  Other, net                                               1      (1)
                                                       ------  ------
Net cash provided by (used for) financing activities     258      (6)
                                                       ------  ------

Decrease in cash and cash equivalents                      -     (16)
Cash and cash equivalents:
  Beginning of period                                     47      50
                                                       ------  ------
  End of period                                        $  47   $  34
                                                       ======  ======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized            $  74   $  67
  Income taxes refunded, net                              (3)     (7)
  Assets financed through capital lease obligations        -      24




See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Accounting policies and interim results

The consolidated financial statements should be read in conjunction with the Burlington Northern Santa Fe Corporation ("BNSF", "Registrant" or "Company") Annual Report on Form 10-K for the year ended December 31, 1996, including the financial statements and notes thereto incorporated by reference from the Registrant's 1996 Annual Report to Shareholders. The consolidated financial statements include the accounts of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively BNSF or Company). BNSF was incorporated in Delaware on December 16, 1994, for the purpose of effecting a business combination between Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (SFP) which was consummated on September 22, 1995. The principal subsidiary is The Burlington Northern and Santa Fe Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.
In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of March 31, 1997 and December 31, 1996 and the consolidated results of operations for the three month periods ended March 31, 1997 and 1996 have been included.

Certain comparative prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee merger and separation liabilities totaling $551 million are included in the consolidated balance sheet at March 31, 1997. During the first quarter of 1997, the Company paid $31 million of employee, merger and separation costs.

At March 31, 1997, approximately $100 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years, except for certain costs related to conductors, trainmen and locomotive engineers which will be paid upon the employees' separation or retirement, as well as certain benefits for clerical employees which may be paid on an installment basis, generally over five to ten years.

In addition to the above, certain merger and separation costs, including relocation costs associated with clerical employees, will be recorded as operating expenses in 1997 and future periods. The ultimate timing and magnitude of any such future expense is presently unknown.


3. Environmental and other contingencies

The Company's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF's operating procedures include practices to protect the environment from the environmental risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980, also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 345 sites, at which it is being asked to participate in the study and / or clean-up of alleged environmental contamination. BNSF paid approximately $13 million during the first three months of 1997 for mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has accruals of approximately $220 million for remediation and restoration of all known sites. BNSF anticipates that the majority of the accrued costs at March 31, 1997 will be paid over the next five years. No individual site is considered to be material.

Liabilities recorded for environmental costs represent BNSF's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period; therefore, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF's consolidated financial position or liquidity.

The railroad industry, including BNSF Railway, will become subject to future requirements regulating air emissions from diesel locomotives that may increase their operating costs. Proposed regulations applicable to new locomotive engines were issued by the Environmental Protection Agency in early 1997, with final regulations to be promulgated by the end of the year. It is anticipated that these regulations will be effective for new locomotive engines installed after 1999 and through 2010 and will preempt state regulation of locomotive emission standards. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. At this time, the State of California has indicated to the Environmental Protection Agency that it will support the proposed federal rule subject to slight technical modifications.

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

4. Hedging activities

Fuel

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap and collar transactions which are accounted for as hedges. Any gains or losses associated with changes in market value of these hedges are deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used. To the extent BNSF hedges portions of its fuel purchases, it may not fully benefit from decreases in fuel prices.

As of March 31, 1997, BNSF had entered into forward purchases for approximately 77 million gallons at an average price of approximately 58 cents per gallon, and fuel swaps for approximately 680 million gallons at an average price of approximately 54 cents per gallon. A majority of these contracts have expiration dates ranging from June 1997 to December 1998 with an additional 10 million gallons expiring in 1999.

The above prices do not include taxes, fuel handling costs, certain transportation costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

BNSF's current fuel hedging program covers approximately 50 percent of projected fuel purchases for the remaining nine months of 1997, approximately 30 percent of estimated 1998 fuel purchases and less than one percent of estimated 1999 fuel purchases. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized gains from BNSF's fuel hedging transactions were approximately $4 million at March 31, 1997. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Interest rate

BNSF has interest rate swap transactions to fix interest rates with a total principal amount of $875 million to fix interest rates on commercial paper debt. The interest rate swap transactions require payment of a weighted average fixed interest rate of approximately 5.8 percent, and the receipt of a variable interest rate based on a commercial paper composite rate and mature from August 1997 through December 1999. Unrecognized gains from BNSF's swap transactions were approximately $3 million as of March 31, 1997.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis relates to the financial condition and results of operations of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively BNSF, Registrant or Company). The principal subsidiary is The Burlington Northern and Santa Fe Railway Company (BNSF Railway).

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

BNSF recorded net income for the first quarter of 1997 of $150 million or $0.95 per common share, compared with first quarter 1996 net income of $187 million or $1.21 per common share. The decrease in net income is primarily due to severe weather which affected BNSF Railway operations throughout the Northern Plains and Pacific Northwest for large portions of first quarter 1997. The financial impact of recurring and protracted outages on many parts of the system, the cost of repairing track, signals and equipment, and the operating inefficiencies caused by the weather is virtually impossible to measure with precision. However, the Company estimates that the severe weather resulted in lost revenue opportunities of approximately $100 million and increased operating expenses of at least $50 million.

REVENUES

The following table presents BNSF's revenue information by commodity for the three months ended March 31, 1997 and 1996 and includes certain reclassifications of prior year information to conform to current year presentation.



                                                               Revenue
                                              Revenue       Per Thousand
                              Revenues       Ton Miles        Ton Miles
                            1997    1996   1997     1996     1997   1996
                           (In Millions)   (In Millions)

Intermodal                $  527  $  491  18,232   16,701  $28.91  $29.40
Coal                         489     478  39,653   40,960   12.33   11.67
Agricultural Commodities     292     340  15,152   17,318   19.27   19.63
Chemicals                    191     187   7,201    6,970   26.52   26.83
Forest Products              136     135   6,049    5,769   22.48   23.40
Consumer Goods               118     115   4,406    4,334   26.78   26.53
Automotive                   107      98   1,579    1,493   67.76   65.64
Metals                       101     105   4,408    4,979   22.91   21.09
Minerals                      74      72   2,940    2,686   25.17   26.81
                          ------  ------  ------  -------  ------  ------
Total Freight Revenues     2,035   2,021  99,620  101,210   20.43   19.97
Other Revenues                 1       6       -        -       -       -
                          ------  ------  ------  -------  ------  ------
Total Operating Revenues  $2,036  $2,027  99,620  101,210  $20.43  $19.97
                          ======  ======  ======  =======  ======  ======


Intermodal revenues of $527 million increased $36 million or 7 percent led by increases in direct and truckload sectors. The direct sector benefited from increased units shipped for UPS, Roadway and Consolidated Freightways. Truckload units increased due to higher traffic from J.B. Hunt and Schneider. Revenue ton miles increased due to growth in the Chicago/Southeast to California corridors.

Coal revenues of $489 million for the 1997 first quarter increased $11 million compared to revenues of $478 million for the 1996 first quarter. Although revenue ton miles decreased, tonnage shipped was slightly above 1996 levels.

Agricultural Commodities revenues of $292 million for the 1997 first quarter were $48 million lower than revenues of $340 million for the 1996 first quarter. This decrease is due primarily to weather-related service problems in the Northern Plains and Pacific Northwest affecting shipments of wheat, corn and soybeans, and a poor hard, red winter wheat crop.

Automotive revenues of $107 million for the 1997 first quarter increased $9 million compared to revenues of $98 million for the 1996 first quarter. The increase reflects new business with Honda in California and increases in General Motors shipments compared to the first quarter of 1996 when General Motors was experiencing a strike.

EXPENSES

Total operating expenses for the first quarter of 1997 were $1,707 million, an increase of $65 million or 4 percent, compared with operating expenses for the 1996 first quarter of $1,642 million. The operating ratio was 83.8 percent for the first quarter of 1997, compared with an 81.0 percent operating ratio for the first quarter 1996.

Compensation and benefits expenses of $693 million were $25 million or 4 percent higher than the first quarter of 1996. A majority of the increase was due to higher costs associated with weather-related repairs to track and equipment and slower operations. Additionally, wages were higher because of 1997 wage increases to both salaried and union employees. These increases were partially offset by lower salaried employee incentive compensation expense due to the Company's first quarter 1997 performance relative to certain goals.

Equipment rents expenses for the first quarter of 1997 of $200 million were $22 million or 12 percent higher than the 1996 first quarter reflecting additional costs primarily related to poorer rail car utilization caused by the adverse weather.

Fuel expenses of $196 million for the 1997 first quarter were $28 million higher than fuel expenses for the first quarter of 1996 primarily due to an 11 cent or 17% increase in the average price paid per gallon of diesel fuel.

Materials and other expenses of $200 million for the 1997 first quarter were $18 million or 8 percent lower compared to the 1996 first quarter which included costs associated with several major derailments.

Interest expense for the first quarter of 1997 increased $9 million to $84 million reflecting both higher debt and interest rate levels.

CAPITAL RESOURCES AND LIQUIDITY

CASH FROM OPERATIONS

Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional requirements through debt issuance, including commercial paper, or leasing of assets.

Operating activities provided cash of $73 million for the three months ended March 31, 1997 compared with $305 million for the three months ended March 31, 1996. The decrease in cash from operations was attributable to an increase in cash used for working capital, principally reflecting the timing of cash receipts and payments within accounts receivable and accounts payable. Additionally, net income before depreciation and amortization and deferred income taxes was $64 million below 1996 levels. BNSF's cash outflows from investing activities for the three months ended March 31, 1997 principally relate to capital expenditures of $296 million while net sources of cash from financing activities of $258 million principally reflect net proceeds from borrowings used to fund capital expenditures, both of which are further discussed below.

OTHER CAPITAL RESOURCES

BNSF issues commercial paper from time to time. These borrowings are supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing available borrowings under these agreements. The bank revolving credit agreements allow borrowings of up to $500 million on a short-term basis and $1.5 billion on a long-term basis. Annual facility fees are currently 0.075 percent and 0.11 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon i) LIBOR plus a spread based upon BNSF's senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The commitments of the lenders to make loans are currently scheduled to expire on November 14, 1997 and November 15, 2001, respectively.

At March 31, 1997, there were no borrowings against the long-term revolving credit agreements and the maturity value of commercial paper outstanding was $1,201 million, leaving a total of $299 million of the long-term revolving credit agreement available and $500 million of the short-term credit agreement available.

In February 1997, BNSF issued $100 million of 6.1% medium-term notes, due February 27, 2027. The net proceeds from the sale of these notes were used for general corporate purposes including the repayment of short-term debt. The notes were issued under a BNSF shelf registration which has $375 million remaining.

CAPITAL EXPENDITURES

A breakdown of cash capital expenditures is set forth in the following table (in millions):


                 Three Months Ended
                      March 31,
                    1997   1996
                    -----  -----

Maintenance of Way  $ 121  $ 141
Equipment Projects     98    115
Expansion Projects     43     65
Other                  34     33
                    -----  -----
   Total            $ 296  $ 354
                    =====  =====


Reductions in Maintenance of Way expenditures principally reflect timing for the Company's new and second hand rail programs. For the three months ended March 31, 1997, the Company inserted 375,000 cross ties and laid 91 track miles of rail compared to 360,000 cross ties inserted and 108 track miles of rail laid for the three months ended March 31, 1996. Equipment expenditures were $17 million below 1996 reflecting reduced locomotive and freight car purchases and locomotive overhauls. Expansion projects were $22 million below 1996 reflecting lower capacity expansion projects compared to last year.


DIVIDENDS

Common stock dividends declared for the three months ended March 31, 1997 and 1996 were $.30 per common share. Dividends paid on common stock during the first quarter of 1997 were $46 million. Dividends paid during the first quarter of 1996 were $42 million on common stock and $5 million on preferred stock. On April 1, 1997, BNSF paid to stockholders of record on March 10, 1997 a common stock dividend of $0.30 per share.

CAPITAL STRUCTURE

BNSF's ratio of total debt to total capital was 45 percent at March 31, 1997 compared with 44 percent at December 31, 1996.


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


RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. The statement is effective for periods ending after December 15, 1997 and early adoption is prohibited. It will be effective for BNSF for the year ended December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share calculated pursuant to the requirements of the standard. Had the Company adopted SFAS No. 128 in the first quarter of 1997, basic earnings per share would have been $0.97 and $1.25 for the three months ended March 31, 1997 and 1996, respectively. Diluted earnings per share would have been the same as net income per common share included in the accompanying consolidated statement of income.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                         PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


CROW RESERVATION CROSSING ACCIDENT CASE

Reference is made to the discussion in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996, of the lawsuit filed in Crow Tribal Court (Estates of Red Wolf, Red Horse and Bull Tail v. Burlington Northern Railroad Company, Case No. 94-31) arising out of a 1993 accident at a BNSF Railway crossing located within the boundaries of the Crow reservation in which three members of the Crow tribe were killed. The lawsuit was filed on behalf of the estates of the driver of the vehicle and the two passengers in the vehicle involved. One of the passenger cases was severed and has yet to go to trial. The other two cases proceeded to trial in January 1996. On February 6, 1996, a Crow Tribal Court jury rendered a verdict against BNSF Railway for compensatory damages in the total amount of $250 million. Subsequently, the plaintiffs filed a Notice and Request with the Tribal Appellate Court requesting, among other things, the entry of an order reducing the amount of the judgment to $25 million. On February 7, 1997, the Tribal Appellate Court issued an order setting forth its intention to grant the motion to reduce the judgment by remanding the matter to the trial court for the limited purpose of reducing the judgment in accordance with the request.

On February 26, 1996, the Federal District Court for the District of Montana entered an order enjoining any action by the Tribal Court plaintiffs to enforce the judgment pending appeal through the tribal court and federal court systems. Upon appeal of that decision by the Tribal Court plaintiffs to the United States Court of Appeals for the Ninth Circuit, the Ninth Circuit on January 29, 1997, issued an opinion which reversed the district court and remanded the matter to the trial court with instructions to dissolve the injunction. The basis for the appellate court's decision was that BNSF Railway had failed to exhaust its remedies in the tribal court. On April 10, 1997, the Ninth Circuit denied BNSF Railway's petition for rehearing and on April 17, 1997, issued an order granting a stay of its mandate to the District Court. BNSF Railway intends to petition the United States Supreme Court for a writ of certiorari. As a result, the trial court's injunction against enforcement of the judgment will stay in effect until the resolution of the petition for certiorari.


ENVIRONMENTAL PROCEEDING

BNSF Railway was issued a Notice of Violation by the Texas Natural Resource Conservation Commission with respect to the alleged failure to timely file wastewater discharge reports and other deficiencies at a facility in Silsbee, Texas. BNSF Railway settled the matter with an Agreed Order (TNRCC Docket No. 96-1755-1WD-E) dated May 5, 1997, which calls for payment of $117,520, ($17,628 of which is deferred contingent upon compliance with the Agreed Order), correction of alleged recordkeeping deficiencies, and a study of the ditch receiving the permitted discharges.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the April 17, 1997, annual meeting of stockholders, the Company's stockholders elected 15 directors, each for a one-year term, and voted on one stockholder proposal.


      Election of Fifteen Directors

      The stockholders elected the Company's fifteen nominees to the fifteen directors positions by the vote shown below; one stockholder nominee received the votes shown below but was not elected:

      Nominees (Elected*)           Votes For        Withheld

      Joseph F. Alibrandi*         138,563,401        1,270,831
      Jack S. Blanton*             138,592,553        1,241,679
      John J. Burns, Jr.*          138,615,838        1,218,394
      George Deukmejian*           137,611,218        2,223,014
      Daniel J. Evans*             138,542,816        1,291,416
      Robert D. Krebs*             138,530,344        1,303,888
      Bill M. Lindig*              138,629,402        1,204,830
      Roy S. Roberts*              138,632,927        1,201,305
      Marc J. Shapiro*             138,627,135        1,207,097
      Arnold R. Weber*             138,591,978        1,242,254
      Robert H. West*              138,628,823        1,205,409
      J. Steven Whisler*           138,643,399        1,190,833
      Edward E. Whitacre, Jr.*     138,645,912        1,188,320
      Ronald B. Woodard*           138,599,612        1,234,620
      Michael B. Yanney*           138,617,079        1,217,153
      William S. Purdy                     118      139,834,114


      Stockholder Proposal

      The stockholders failed to approve a stockholder proposal for the establishment of a Burlington Northern Santa Fe Safety Education Fund by the following vote:

      For                        118
      Against            139,834,114
      Abstentions                  0
      Broker Non-Votes             0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.  Reports on Form 8-K

     The Registrant filed the following Current Report on Form 8-K during the quarter ended March 31, 1997:

Registrant filed a Current Report on Form 8-K (Date of earliest event reported: January 21, 1997), in which it reported, under Item 5, Other Events, Burlington Northern Santa Fe Corporation's Fourth Quarter 1996 and Full Year 1996 earnings release.

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





Schaumburg, Illinois
May 15, 1997

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX


  11              Computation of earnings per common share.

  12 Statement regarding computation of ratio of earnings to fixed charges.

  27              Financial Data Schedule.