Form 10-Q
period 1997-06-30
BURLINGTON NORTHERN SANTA FE CORP
filed 1997-08-14
CIK 934612

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes X  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                       Shares
            Class                           Outstanding at July 31, 1997

Common stock, $.01 par value                    155,552,835 shares

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS





          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                  Three Months Ended Six Months Ended
                                       June 30,           June 30,
                                      1997    1996     1997     1996
                                     ------ ------  -------  -------



Revenues                             $2,073  $2,024   $4,109   $4,051

Operating expenses:
  Compensation and benefits             652     638    1,345    1,306
  Purchased services                    220     216      448      439
  Equipment rents                       201     183      401      361
  Depreciation and amortization         189     187      379      374
  Fuel                                  186     184      382      352
  Materials and other                   166     198      366      416
                                     ------  ------  -------  -------

    Total operating expenses          1,614   1,606    3,321    3,248
                                     ------  ------  -------  -------

Operating income                        459     418      788      803
Interest expense                         85      73      169      148
Other income (expense), net               -      (1)      (3)      (5)
                                     ------  ------   ------   ------

Income before income taxes              374     344      616      650
Income tax expense                      139     133      231      252
                                     ------  -------  ------   ------

Net income                           $  235  $  211   $  385   $  398
                                     ======  =======  ======   ======



Net income per common share          $ 1.50  $ 1.35   $ 2.45   $ 2.56
                                     ======  ======   ======   ======

Average shares outstanding            157.2   156.1    157.2    155.6
                                     ======  ======   ======   ======



Dividends declared per common share  $  .30  $  .30   $  .60   $  .60



See accompanying notes to consolidated financial statements.




          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                                   June 30, December 31,
                                                     1997      1996
                                                   --------  --------
ASSETS
Current assets:




  Cash and cash equivalents                        $    42   $    47
  Accounts receivable, net                             655       628
  Materials and supplies                               205       222
  Current portion of deferred income taxes             326       307
  Other current assets                                  58        44
                                                   --------  --------
    Total current assets                             1,286     1,248

Property and equipment, net                         18,180    17,633
Other assets                                           889       882
                                                   --------  --------
      Total assets                                 $20,355   $19,763
                                                   ========  ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities   $ 1,865   $ 2,063
  Long-term debt due within one year                    94       165
                                                   --------  --------
      Total current liabilities                      1,959     2,228

Long-term debt and commercial paper                  4,935     4,546
Deferred income taxes                                4,894     4,729
Casualty and environmental reserves                    518       543
Employee, merger and separation costs                  440       466
Other liabilities                                    1,267     1,270
                                                   --------  --------
      Total liabilities                             14,013    13,782
                                                   --------  --------

Commitments and contingencies (See note 4)

Stockholders' equity:
  Common stock, $.01 par value, 300,000,000
    shares authorized; 154,988,847 shares and
    154,198,088 shares issued, respectively              2         2
  Additional paid-in capital                         4,914     4,838
  Retained earnings                                  1,458     1,165
  Other                                                (32)      (24)
                                                   --------  --------
      Total stockholders' equity                     6,342     5,981
                                                   --------  --------
      Total liabilities and stockholders'
        equity                                     $20,355   $19,763
                                                   ========  ========


See accompanying notes to consolidated financial statements.







          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                                     Six Months Ended
                                                         June 30,
                                                       1997    1996
                                                      ------  ------

Operating Activities:



  Net income                                          $ 385   $ 398
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                     379     374
      Deferred income taxes                             146     110
      Employee, merger and separation costs paid        (55)    (98)
      Other, net                                        (46)     (5)
      Sale of accounts receivable                       320      30
      Other changes in working capital                 (496)    (96)
                                                      ------  ------
Net cash provided by operating activities               633     713
                                                      ------  ------

Investing Activities:
  Cash used for capital expenditures                   (845)   (822)
  Other, net                                            (75)     18
                                                      ------  ------
Net cash used for investing activities                 (920)   (804)
                                                      ------  ------

Financing Activities:
  Net increase (decrease) in commercial paper and
    bank loans                                          234    (270)
  Proceeds from issuance of long-term debt              213     375
  Payments on long-term debt                           (125)    (41)
  Dividends paid                                        (92)    (93)
  Proceeds from stock options exercised                  50      95
  Other, net                                              2      (1)
                                                      ------  ------
Net cash provided by financing activities               282      65
                                                      ------  ------

Decrease in cash and cash equivalents                    (5)    (26)
Cash and cash equivalents:
  Beginning of period                                    47      50
                                                      ------  ------
  End of period                                       $  42   $  24
                                                      ======  ======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized             165     150

  Income taxes paid, net of refunds                       5      57

  Assets financed through capital lease obligations       -      33





         See accompanying notes to consolidated financial statements.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Accounting policies and interim results

The consolidated financial statements should be read in conjunction with the Burlington Northern Santa Fe Corporation Annual Report on Form 10-K for the year ended December 31, 1996, including the financial statements and notes thereto incorporated by reference from the Registrant's 1996 Annual Report to Shareholders. The consolidated financial statements include the accounts of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively, "BNSF" or "Company"). BNSF was incorporated in Delaware on December 16, 1994, for the purpose of effecting a business combination between Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (SFP) which was consummated on September 22, 1995. The Company's principal operating subsidiary is The Burlington Northern and Santa Fe Railway Company
(BNSF Railway). All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.
In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of June 30, 1997 and December 31, 1996 and the consolidated results of operations for the three and six month periods ended June 30, 1997 and 1996 have been included.

Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee merger and separation liabilities totaling $527 million are included in the consolidated balance sheet at June 30, 1997. During the first six months of 1997, the Company paid $55 million of employee, merger and separation costs.

At June 30, 1997, approximately $87 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years, except for certain costs related to conductors, trainmen and locomotive engineers which will be paid upon the employees' separation or retirement, as well as certain benefits for clerical employees which may be paid on an installment basis, generally over five to ten years.

In addition to the above, certain merger and separation costs, including relocation costs associated with clerical employees, have been recorded as operating expenses in 1997 and will be in future periods. The Company anticipates recording additional charges to operating expense within the next twelve months principally related to voluntary separations of clerical employees; however, the magnitude of such future expense is presently unknown.

3. Accounts receivable, net

As discussed in Note 7 to the consolidated financial statements included in the 1996 Annual Report to Shareholders, the Company had an accounts receivable sale agreement effective through 1999. In June 1997, this agreement was replaced by an amended and restated agreement which allows BNSF Railway, through a special purpose subsidiary, to sell up to $600 million of variable rate certificates which mature in 2002 evidencing undivided interests in an accounts receivable master trust. The master trust's assets include an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable which are used to support the certificates. At June 30, 1997, the maximum of $600 million of certificates sold were outstanding and were supported by receivables of approximately $1.2 billion in the master trust. BNSF Railway has retained the collection responsibility with respect to the accounts receivable held in trust. BNSF Railway is exposed to credit loss related to collection of accounts receivable to the extent that the amount of receivables in the master trust exceeds the amount of certificates sold.
Costs related to such agreements vary on a monthly basis and are generally related to certain interest rates. These costs are included in Other income (expense), net.

4. Environmental and other contingencies

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 340 sites, at which it is being asked to participate in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $20 million during the first six months of 1997 for mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has accruals of approximately $214 million for remediation and restoration of all known sites. BNSF anticipates that the majority of the accrued costs at June 30, 1997 will be paid over the next five years. No individual site is considered to be material.

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

As of June 30, 1997, BNSF had entered into forward purchases for approximately 110 million gallons at an average price of approximately 58 cents per gallon, and fuel swaps for approximately 740 million gallons at an average price of approximately 54 cents per gallon.

The above prices do not include taxes, fuel handling costs, certain transportation costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

These contracts have expiration dates ranging from September 1997 to December 1999, with 370 million gallons expiring during the last six months of 1997, 430 million gallons expiring in 1998 and 50 million gallons expiring in 1999. BNSF's current fuel hedging program covers approximately 70 percent of projected fuel purchases for the remaining six months of 1997, approximately 40 percent of estimated 1998 fuel purchases and approximately 5 percent of estimated 1999 fuel purchases. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized losses from BNSF's fuel hedging transactions were approximately $1 million at June 30, 1997. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.



Interest rate

BNSF has interest rate swap transactions, which fix the interest rate on the total principal amount of $875 million of its commercial paper debt. The interest rate swap transactions require payment of a weighted average fixed interest rate of approximately 5.8 percent, and the receipt of a variable interest rate based on a commercial paper composite rate and mature from August 1997 through December 1999. Any gains and losses associated with changes in market value of these hedges are deferred and recognized as a component of interest expense in the period that corresponds with interest expense for the related outstanding debt. Unrecognized losses from BNSF's swap transactions were not material as of June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis relates to the financial condition and results of operations of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively "BNSF", "Registrant" or "Company"). The Company's principal operating subsidiary is The Burlington Northern and Santa Fe Railway Company ("BNSF Railway").

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30,
1996

BNSF recorded net income for the second quarter of 1997 of $235 million or $1.50 per common share, compared with second quarter 1996 net income of $211 million or $1.35 per common share.

REVENUES

The following table presents BNSF's revenue information by commodity for the three months ended June 30, 1997 and 1996 and includes certain reclassifications of prior year information to conform to current year presentation.


                                                                Revenue
                                               Revenue       Per Thousand
                             Revenues         Ton Miles        Ton Miles
                           1997    1996     1997     1996    1997     1996
                           (In Millions)    (In Millions)
                          ------   ------   ------  ------  ------  ------
Intermodal                $  563   $  503   19,670  17,486  $28.62  $28.77
Coal                         482      490   42,054  41,736   11.46   11.74
Agricultural Commodities     239      267   12,668  14,454   18.87   18.47
Chemicals                    212      199    7,765   7,485   27.30   26.59
Forest Products              147      138    6,610   6,411   22.24   21.53
Consumer Goods               128      122    4,919   4,499   26.02   27.12
Automotive                   108      110    1,743   1,644   61.96   66.91
Metals                       105      103    4,828   5,059   21.75   20.36
Minerals                      91       82    3,548   3,075   25.65   26.67
                          ------   ------   ------  ------  ------  ------

Total Freight Revenues     2,075    2,014  103,805 101,849   19.99   19.77
Other Revenues                (2)      10        -       -       -       -
                          ------   ------  ------- -------  ------  ------
Total Operating Revenues  $2,073   $2,024  103,805 101,849  $19.99  $19.77
                          ======   ======  ======= =======  ======  ======



Intermodal revenues of $563 million for the second quarter of 1997 increased $60 million or 12 percent reflecting increases in all segments. The direct segment benefited from increased units shipped for UPS, Yellow Freight, Roadway and Consolidated Freightways. Truckload units increased due to volume growth from J.B. Hunt and Schneider. International revenues were up due to volume gains for OOCL, Hanjin, Hyundai, and Cosco.

Coal revenues of $482 million for the 1997 second quarter decreased $8 million compared to revenues for the 1996 second quarter primarily due to lower volumes.

Agricultural Commodities revenues of $239 million for the 1997 second quarter were $28 million or 10 percent lower than revenues of $267 million for the 1996 second quarter. This decrease is due to lower corn shipments in the Pacific Northwest("PNW") as well as lower wheat exports due to a poor Southern Plains crop.

Chemical revenues of $212 million for the 1997 second quarter were $13 million or 7 percent higher than the 1996 second quarter primarily due to increases in both petroleum and agricultural chemicals.

Forest Products revenues of $147 million for the 1997 second quarter were $9 million or 7 percent higher than the 1996 second quarter primarily due to increased demand in the lumber and paper industries.

Minerals revenues of $91 million for the 1997 second quarter were $9 million higher than the second quarter of 1996 reflecting increases in all segments.

EXPENSES

Total operating expenses for the second quarter of 1997 were $1,614 million, an increase of $8 million or 1 percent, compared with operating expenses for the 1996 second quarter of $1,606 million. The operating ratio was 77.9 percent for the second quarter of 1997, compared with an 79.3 percent operating ratio for the second quarter 1996.

Compensation and benefits expenses of $652 million were $14 million or 2 percent higher than the second quarter of 1996. A majority of the increase was due to scheduled wages related to train crews and maintenance activities. Additionally, wages were higher because of 1997 wage increases to both salaried and union employees. These increases were partially offset by lower payroll related costs and salaried employee incentive compensation expense.

Equipment rents expenses for the second quarter of 1997 of $201 million were $18 million or 10 percent higher than the 1996 second quarter reflecting higher locomotive rents and a volume-related increase in intermodal equipment lease expense.

Materials and other expenses of $166 million for the 1997 second quarter were $32 million or 16 percent lower than the 1996 second quarter. Personal injury expenses were lower reflecting the continuing benefits of employee safety programs which have reduced injuries. Derailment expenses also decreased compared to last year.

Interest expense for the second quarter of 1997 increased by $12 million to $85 million reflecting higher debt levels.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

BNSF recorded net income for the first six months of 1997 of $385 million or $2.45 per common share, compared with net income of $398 million or $2.56 per common share for the first six months of 1996. The decrease in net income is primarily due to severe weather in the first quarter of 1997 which affected BNSF Railway operations throughout the Northern Plains and PNW for large portions of the first quarter, partially offset by improved second quarter 1997 results. The financial impact of recurring and protracted outages on many parts of the system, the cost of repairing track, signals and equipment, and the operating inefficiencies caused by the weather is virtually impossible to measure with precision. However, the Company estimates that the severe weather in the first quarter of 1997 resulted in lost revenue opportunities of approximately $100 million and increased operating expenses of at least $50 million.

REVENUES

The following table presents BNSF's revenue information by commodity for the six months ended June 30, 1997 and 1996 and includes certain reclassifications of prior year information to conform to current year presentation.


                                                                Revenue
                                                Revenue       Per Thousand
                              Revenues         Ton Miles       Ton Miles
                            1997    1996     1997     1996    1997    1996
                           (In Millions)    (In Millions)
                          ------   ------  -------   ------  ------  ------


Intermodal                $1,090   $  994   37,902   34,187  $28.76  $29.08
Coal                         971      968   81,707   82,696   11.88   11.71
Agricultural Commodities     531      607   27,821   31,772   19.09   19.10
Chemicals                    403      386   14,966   14,455   26.93   26.70
Forest Products              283      273   12,659   12,180   22.36   22.41
Consumer Goods               246      237    9,326    8,833   26.38   26.83
Automotive                   215      208    3,322    3,137   64.72   66.31
Metals                       206      208    9,238   10,038   22.30   20.72
Minerals                     165      154    6,488    5,761   25.43   26.73
                          ------   ------  -------   ------  ------  ------

Total Freight Revenues     4,110    4,035  203,429  203,059   20.20   19.87
Other Revenues                (1)      16       -         -       -       -
                          ------   ------  -------  -------  ------  ------
Total Operating Revenues  $4,109   $4,051  203,429  203,059  $20.20  $19.87
                          =======  ======  =======  =======  ======  ======

Intermodal revenues of $1,090 million for the first six months of 1997 increased by $96 million compared to revenues for the same period of 1996. The increase was due to improved results in all segments. The direct segment benefited from increased units shipped for UPS, Yellow Freight, Roadway and Consolidated Freightways. Truckload revenue increased due to volume growth from J.B. Hunt and Schneider. International revenues were up due to volume gains for OOCL, Hanjin, Hyundai, and Cosco.

Agricultural Commodities revenues of $531 million for the first half of 1997 were $76 million lower than revenues for the 1996 first six months. This decrease was due primarily to first quarter weather related service problems in the Northern Plains and PNW which principally affected corn shipments and a decrease in shipments of wheat for export due to United States uncompetitiveness in the world market.

Chemicals revenues of $403 for the first half of 1997 were $17 million or 4 percent higher than the first half of 1996 led primarily by growth in petroleum and plastics revenues.

Forest Products revenues of $283 million for the six months ended June 30, 1997 increased $10 million or 4 percent compared to the same period of 1996. The increase was due primarily due to increased demand in the paper and construction industries.

Minerals revenues of $165 for the first half of 1997 were $11 million or 7 percent higher than the first half of 1996 led primarily by increased revenues in the clay and sodium compound segments.

EXPENSES

Total operating expenses for the first six months of 1997 were $3,321 million, an increase of $73 million or 2 percent, compared with operating expenses for the first six months of 1996 of $3,248 million. The operating ratio was 80.8 percent for the first six months of 1997, compared with an 80.2 percent operating ratio for the same 1996 period.

Compensation and benefit expenses of $1,345 million were $39 million or 3 percent higher than the first six months of 1996. A majority of the increase was due to higher costs associated with weather-related repairs to track and equipment and slower operations. Additionally, wages were higher because of 1997 wage increases to both salaried and union employees. These increases were partially offset by lower salaried employee incentive compensation expense due to the Company's first quarter 1997 performance relative to certain goals.

Equipment rents expenses for the first six months of 1997 of $401 million were $40 million or 11 percent higher than the first six months of 1996. The increase was primarily due to poor railcar utilization in the first quarter caused by adverse weather and higher leased railcar expense.

Fuel expenses of $382 million for the first six months of 1997 were $30 million higher than fuel expenses for the first six months of 1996 due to an 6 cent or 9 percent increase in the average price paid per gallon of diesel fuel.

Materials and other expenses of $366 million for the first six months of 1997 were $50 million or 12 percent lower than the first six months of 1996. The decrease was primarily due to lower derailment and personal injury expenses.

Interest expense for the first six months of 1997 was $169 million compared with interest expense of $148 million for the first six months of 1996. The increase is primarily due to higher debt levels.

CAPITAL RESOURCES AND LIQUIDITY

CASH FROM OPERATIONS

Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional requirements through debt issuance, including commercial paper, or leasing of assets.

Operating activities provided cash of $633 million for the six months ended June 30, 1997 compared with $713 million for the six months ended June 30, 1996. The decrease in cash from operations was in part caused by a $400 million increase in cash used for working capital. This variance was primarily attributable to higher accounts receivable balances due to the implementation of an updated system-wide revenue accounting system which caused a delay in accounts receivable billings to customers. The Company expects to reduce this backlog throughout the remainder of 1997. The sale of an additional $300 million of accounts receivable in June as discussed below partially offset the impact of the changes in working capital. BNSF's cash outflows from investing activities for the six months ended June 30, 1997 principally relate to capital expenditures of $845 million while net sources of cash from financing activities of $282 million principally reflect net proceeds from borrowings used to fund capital expenditures, both of which are further discussed below.

OTHER CAPITAL RESOURCES

BNSF issues commercial paper from time to time. These borrowings are supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $500 million on a short-term basis and $1.5 billion on a long-term basis. Annual facility fees are currently 0.075 percent and 0.11 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon i) LIBOR plus a spread based upon BNSF's senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The commitments of the lenders to make loans are currently scheduled to expire on November 14, 1997 and November 15, 2001, respectively.

At June 30, 1997, there were no borrowings against the long-term revolving credit agreement and the maturity value of commercial paper outstanding was $1,167 million, leaving a total remaining capacity of $333 million under the long-term revolving credit agreement available and $500 million under the short-term credit agreement available.

In February 1997, BNSF issued $100 million of 6.1% Medium-Term Notes, due February 27, 2027. In July 1997, BNSF issued $175 million of 6.53% Medium-Term Notes due July 15, 2037 ("Medium-Term Notes") and $200 million of 7.25% Debentures due August 1, 2097. The Medium-Term Notes may be redeemed on August 1, 2003, at the option of the holder. The net proceeds were used for general corporate purposes including the repayment of commercial paper. The notes and the Debentures were issued under a BNSF shelf registration. Additionally, BNSF filed a shelf registration in August 1997 for debt securities that may be issued in one or more series at an aggregate offering price not to exceed $550 million. No borrowings have occurred under this new shelf registration.

As discussed in Note 3 to the financial statements, the Company completed a new accounts receivable sales agreement in June 1997 to sell up to $600 million of accounts receivable. This agreement replaced an existing accounts receivable sale agreement which allowed the sale of up to $300 million of accounts receivable. In June 1997, the Company sold an additional $300 million of accounts receivable which was used to reduce its outstanding commercial paper.

CAPITAL EXPENDITURES

A breakdown of cash capital expenditures is set forth in the following table (in millions):

CAPTION>

                 Six Months Ended
                     June 30,
                    1997  1996
                    ----  ----

Maintenance of Way  $409  $360
Equipment Projects   221   247
Expansion Projects   128   143
Other                 87   105
                    ----  ----
Total               $845  $855
                    ====  ====



The increase in Maintenance of Way expenditures principally reflects timing for BNSF Railway's new rail programs. For the six months ended June 30, 1997, BNSF Railway inserted 1.2 million cross ties and laid 295 track miles of new rail compared to 1.1 million cross ties inserted and 208 track miles of new rail laid for the six months ended June 30, 1996. Equipment expenditures were $26 million below 1996 reflecting reduced locomotive and freight car purchases as well as locomotive overhauls. Expansion projects were $15 million below 1996 reflecting lower capacity expansion projects compared to last year.

DIVIDENDS

Common stock dividends declared for the six months ended June 30, 1997 and 1996 were $.60 per common share. Dividends paid on common stock during the first six months of 1997 were $92 million. Dividends paid during the first six months of 1996 were $88 million on common stock and $5 million on preferred stock. On July 17, 1997, BNSF's Board of Directors declared a regular quarterly common stock dividend of $0.30 per share to stockholders of record on September 8, 1997 to be paid on October 1, 1997.

CAPITAL STRUCTURE

BNSF's ratio of total debt to total capital was 44 percent at June 30, 1997 compared with 44 percent at December 31, 1996.


OTHER MATTERS

SHARE REPURCHASE PROGRAM

On July 17, 1997, the Board of Directors of BNSF authorized the repurchase of up to 10 million shares of the Company's common stock from time to time in the open market. Repurchased shares will be available to satisfy future requirements of various stock-based employee compensation programs. To date, no common shares have been repurchased under this program.

UNITED PARCEL SERVICE STRIKE

United Parcel Service of America ("UPS") is BNSF's largest intermodal customer. On Monday, August 4, 1997, a strike against UPS by members of the International Brotherhood of Teamsters was initiated. As of August 14, 1997, this labor dispute has not been resolved.

As the timing of a settlement is currently unknown, it is impossible to determine the ultimate effect of the strike on BNSF intermodal revenues or results of operations; however, the Company estimates that lost revenues through August 13, were approximately $8 million. If the strike continues, it is expected that there will be additional reductions in BNSF's revenues and results of operations; however, the Company does not believe that the strike will significantly affect its financial condition.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. The statement is effective for periods ending after December 15, 1997 and early adoption is prohibited. SFAS No. 128 requires the presentation of basic and diluted earnings per share calculated pursuant to the requirements of the standard. Had the Company adopted SFAS No. 128 in the second quarter of 1997, basic earnings per share would have been $1.52 and $1.39 for the three months ended June 30, 1997 and 1996, respectively and $2.50 and $2.63 for the six months ended June 30, 1997 and 1996, respectively. Diluted earnings per share would have been the same as net income per common share included in the accompanying consolidated statement of income.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Statements are effective for fiscal years beginning after December 15, 1997; however, earlier adoption is permitted. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements. SFAS No. 131 requires the disclosure of financial and descriptive information about reportable operating segments. Both SFAS No. 130 and 131 are modifications of existing disclosure requirements which will have no effect on the results of operations or financial condition of the Company. The Company is currently evaluating the standards and their potential impact on disclosures and if it will adopt these pronouncements prior to the required effective date.

                       PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CROW RESERVATION CROSSING ACCIDENT CASE

Reference is made to the discussion in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996 and in its Current Report on Form 10-Q for the quarter ended March 31, 1997 of the lawsuit filed in Crow Tribal Court (Estates of Red Wolf, Red Horse and Bull Tail v. Burlington Northern Railroad Company, Case No. 94-31) arising out of a 1993 accident at a BNSF Railway crossing located within the boundaries of the Crow reservation in which three members of the Crow tribe were killed. The lawsuit was filed on behalf of the estates of the driver of the vehicle and the two passengers in the vehicle involved. One of the passenger cases was severed and has yet to go to trial. The other two cases proceeded to trial in January 1996. On February 6, 1996, a Crow Tribal Court jury rendered a verdict against BNSF Railway for compensatory damages in the total amount of $250 million. Subsequently, the plaintiffs filed a Notice and Request with the Tribal Appellate Court requesting, among other things, the entry of an order reducing the amount of the judgment from $250 million to $25 million in compensatory damages and, on June 17, 1997, the Tribal Appellate Court issued an order remanding the matter to the trial court for the limited purpose of reducing the judgment in accordance with the request.

On February 26, 1996, the Federal District Court for the District of
Montana entered an order enjoining any action by the Tribal Court plaintiffs to enforce the judgment pending appeal through the tribal court and federal court systems. Upon appeal of that decision by the Tribal Court plaintiffs to the United States Court of Appeals for the Ninth Circuit, the Ninth
Circuit issued an opinion on January 29, 1997 which reversed the district court and remanded the matter to the trial court with instructions to dissolve the injunction.  The basis for the appellate court's decision was
that BNSF Railway had failed to exhaust its remedies in the tribal court.   On
April 10, 1997, the Ninth Circuit denied BNSF Railway's petition for rehearing and, on April 17, 1997, issued an order granting a stay of its mandate to the district court. BNSF Railway petitioned the United States Supreme Court for a writ of certiorari on May 16, 1997 with respect to the Ninth Circuit's decision. The Supreme Court has not issued a ruling on that petition.

COAL TRANSPORTATION CONTRACT LITIGATION

Reference is made to the discussion in Registrant's Report on Form 10-K for the year ended December 31, 1996 of the action filed by Southwestern Electric Power Company ("SWEPCO") against BNSF Railway in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the coal transportation rates required to be paid under two contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720), the judgment in which case was reversed on April 30, 1996 by the Court of Appeals for the Sixth Court of Appeals District of Texas, Texarkana, Texas (Burlington Northern Railroad Company v. Southwestern Electric Power Company, No. 06-95-00024-CV). On October 14, 1996, SWEPCO applied for discretionary review of the Court of Appeals decision by the Texas Supreme Court. On June 12, 1997, the Texas Supreme Court granted SWEPCO's application for writ of error. Oral argument on the case is set for October 8, 1997.

ICC MERGER CASE

Reference is made to the discussion in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996 to the challenges to the railroad merger and control order served by the Interstate Commerce Commission ("ICC") on August 23, 1995 in Finance Docket No. 32549 (Burlington Northern Inc. and Burlington Northern Railroad Company--Control and Merger--Santa Fe Pacific Corporation and The Atchison, Topeka and Santa Fe Railway Company). Several petitions for reconsideration or to reopen the ICC's decision were filed by parties to the proceeding and all were denied. The principal appellate challenges to the ICC decision were rejected by the United States Court of Appeals for the District of Columbia on March 28, 1997, and the remaining challenge was voluntarily dismissed by the petitioner on June 16, 1997. This matter is now considered terminated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

         See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.  Reports on Form 8-K

         The Registrant filed the following Current Reports on Form 8-K on July 24, 1997.


         Registrant filed a Current Report on Form 8-K (Date of earliest event reported: July 22, 1997), in which it reported, under Item 5, Other Events, Burlington Northern Santa Fe Corporation's Second Quarter 1997 earnings press release.

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




                         BURLINGTON NORTHERN SANTA FE CORPORATION
                           (Registrant)


                           By:  /s/ T. N. HUND
                                T. N. Hund
                                Vice President and Controller
                                (On behalf the Registrant and as
                                 principal accounting officer)





Schaumburg, Illinois
August 14, 1997













                  BURLINGTON NORTHERN SANTA FE CORPORATION

                                EXHIBIT INDEX

  11              Computation of earnings per common share.

  12              Computation of ratio of earnings to fixed charges.

  27              Financial Data Schedule.