Form 10-Q
period 1997-09-30
BURLINGTON NORTHERN SANTA FE CORP
filed 1997-11-13
CIK 934612

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


                                                       Shares
            Class                           Outstanding at October 31, 1997

Common stock, $.01 par value                      156,189,507 shares


                       PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS





          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                    Three Months Ended Nine Months Ended
                                       September 30,    September 30,
                                     ---------------   --------------
                                       1997     1996     1997    1996
                                     ------   ------   ------  ------


Revenues                             $2,146   $2,044   $6,255  $6,095

Operating expenses:
  Compensation and benefits             661      633    2,006   1,939
  Purchased services                    225      214      673     653
  Equipment rents                       200      184      601     545
  Depreciation and amortization         195      191      574     565
  Fuel                                  173      173      555     525
  Materials and other                   151      173      517     589
                                     ------   ------   ------  ------

    Total operating expenses          1,605    1,568    4,926   4,816
                                     ------   ------   ------  ------

Operating income                        541      476    1,329   1,279
Interest expense                         86       76      255     224
Other income (expense), net             (10)       4      (13)     (1)
                                     ------   ------   ------  ------

Income before income taxes              445      404    1,061   1,054
Income tax expense                      162      157      393     409
                                     ------   ------   ------  ------

Net income                           $  283   $  247   $  668  $  645
                                     ======   ======   ======  ======



Net income per common share          $ 1.79   $ 1.58   $ 4.24  $ 4.14
                                     ======   ======   ======  ======

Average shares outstanding            158.3    156.3    157.6   155.8
                                     ======   ======   ======  ======



Dividends declared per common share  $ 0.30   $ 0.30  $  0.90  $ 0.90





See accompanying notes to consolidated financial statements.





          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                               September 30, December 31,
                                                    1997         1996
                                                  -------      -------
Current assets:



  Cash and cash equivalents                        $    45   $    47
  Accounts receivable, net                             775       628
  Materials and supplies                               219       222
  Current portion of deferred income taxes             328       307
  Other current assets                                  60        44
                                                   -------   -------
    Total current assets                             1,427     1,248

Property and equipment, net                         18,653    17,633
Other assets                                           901       882
                                                   -------   -------
      Total assets                                 $20,981   $19,763
                                                   =======   =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities   $ 1,941   $ 2,063
  Long-term debt due within one year                    98       165
                                                   -------   -------
      Total current liabilities                      2,039     2,228

Long-term debt and commercial paper                  5,146     4,546
Deferred income taxes                                5,022     4,729
Casualty and environmental reserves                    491       543
Employee, merger and separation costs                  423       466
Other liabilities                                    1,235     1,270
                                                   -------   -------
      Total liabilities                             14,356    13,782
                                                   -------   -------

Commitments and contingencies (See note 4)

Stockholders' equity:
  Common stock, $.01 par value, 300,000,000
    shares authorized; 155,962,745 shares and
    154,198,088 shares issued, respectively              2         2
  Additional paid-in capital                         4,970     4,838
  Retained earnings                                  1,694     1,165
  Other                                                (41)      (24)
                                                   -------   -------
      Total stockholders' equity                     6,625     5,981
                                                   -------   -------
      Total liabilities and stockholders'
        equity                                     $20,981   $19,763
                                                   =======   =======





See accompanying notes to consolidated financial statements.





          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997      1996
                                                      -------   -------


Operating Activities:
  Net income                                          $   668   $   645
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       574       565
      Deferred income taxes                               272       259
      Employee, merger and separation costs paid          (86)     (153)
      Other, net                                         (106)      (36)
      Sale of accounts receivable                         320         5
      Other changes in working capital                   (532)      (52)
                                                      -------   -------
Net cash provided by operating activities               1,110     1,233
                                                      -------   -------

Investing Activities:
  Cash used for capital expenditures                   (1,476)   (1,353)
  Other, net                                             (123)        3
                                                      -------   -------
Net cash used for investing activities                 (1,599)   (1,350)
                                                      -------   -------

Financing Activities:
  Net increase (decrease) in commercial paper and
    bank loans                                             46      (301)
  Proceeds from issuance of long-term debt                654       513
  Payments on long-term debt                             (158)      (69)
  Dividends paid                                         (139)     (138)
  Proceeds from stock options exercised                    87       101
  Other, net                                               (3)       (5)
                                                      -------   -------
Net cash provided by financing activities                 487       101
                                                      -------   -------

Decrease in cash and cash equivalents                      (2)      (16)
Cash and cash equivalents:
  Beginning of period                                      47        50
                                                      -------   -------
  End of period                                       $    45   $    34
                                                      =======   =======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized               239       218

  Income taxes paid, net of refunds                        14        64

  Assets financed through capital lease obligations         1        38








See accompanying notes to consolidated financial statements.





             BURLINTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANICAL STATEMENTS
                                  (UNAUDITED)

1. Accounting policies and interim results

The consolidated financial statements should be read in conjunction with the Burlington Northern Santa Fe Corporation Annual Report on Form 10-K for the year ended December 31, 1996, including the financial statements and notes thereto incorporated by reference from the Registrant's 1996 Annual Report to Shareholders. The consolidated financial statements include the accounts of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively, "BNSF" or "Company"). BNSF was incorporated in Delaware on December 16, 1994, for the purpose of effecting a business combination between Burlington Northern Inc. ("BNI") and Santa Fe Pacific Corporation ("SFP") which was consummated on September 22, 1995. The Company's principal operating subsidiary is The Burlington Northern and Santa Fe Railway Company ("BNSF Railway"). All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.
In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of September 30, 1997 and December 31, 1996 and the consolidated results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been included.

Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee merger and separation liabilities totaling $497 million are included in the consolidated balance sheet at September 30, 1997. During the first nine months of 1997, the Company paid $86 million of employee, merger and separation costs.

At September 30, 1997, approximately $74 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years, except for certain costs related to conductors, trainmen and locomotive engineers which will be paid upon the employees' separation or retirement, as well as certain benefits for clerical employees which may be paid on an installment basis, generally over five to ten years. In addition, certain merger related costs, including relocation costs for clerical employees, have been recorded as operating expenses.

The Company anticipates recording additional charges to operating expense in the near future principally related to voluntary separations of clerical employees. The magnitude and exact timing of such future expenses is presently unknown; however, it is possible that this additional charge could be taken as early as the fourth quarter of 1997.

3. Accounts receivable, net

As discussed in Note 7 to the consolidated financial statements included in the 1996 Annual Report to Shareholders, the Company had an accounts receivable sale agreement effective through 1999 which allowed the sale of up to $300 million in receivables. In June 1997, this agreement was replaced by an amended and restated agreement which allows BNSF Railway, through a special purpose subsidiary, to sell up to $600 million of variable rate certificates which mature in 2002 evidencing undivided interests in an accounts receivable master trust. The master trust's assets include an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable which are used to support the certificates. At September 30, 1997, the maximum of $600 million of certificates sold were outstanding and were supported by receivables of approximately $1.3 billion in the master trust. BNSF Railway has retained the collection responsibility with respect to the accounts receivable held in trust. BNSF Railway is exposed to credit loss related to collection of accounts receivable to the extent that the amount of receivables in the master trust exceeds the amount of certificates sold. Costs related to such agreements vary on a monthly basis and are generally related to certain interest rates. These costs are included in Other income (expense), net.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 340 sites, at which it is being asked to participate in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $36 million during the first nine months of 1997 for mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has accruals of approximately $206 million for remediation and restoration of all known sites. BNSF anticipates that the majority of the accrued costs at September 30, 1997, will be paid over the next five years. No individual site is considered to be material.

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

As of September 30, 1997, BNSF had entered into forward purchases for approximately 57 million gallons at an average price of approximately 57 cents per gallon, and fuel swaps for approximately 649 million gallons at an average price of approximately 54 cents per gallon.

The above prices do not include taxes, fuel handling costs, certain transportation costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

These contracts have expiration dates ranging from December 1997 to December 1999, with 189 million gallons expiring in 1997, 454 million gallons expiring in 1998 and 63 million gallons expiring in 1999. BNSF's current fuel hedging program covers approximately 70 percent of projected fuel purchases for the fourth quarter of 1997, approximately 40 percent of estimated 1998 fuel purchases and approximately 5 percent of estimated 1999 fuel purchases. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized gains from BNSF's fuel hedging transactions were approximately $12 million as of September 30, 1997. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Interest rate

BNSF has interest rate swap transactions, which fix the interest rate on the total principal amount of $625 million of its commercial paper debt. The interest rate swap transactions require payment of a weighted average fixed interest rate of approximately 6.0 percent, and the receipt of a variable interest rate based on a commercial paper composite rate and mature from December 1997 through December 1999. Any gains and losses associated with changes in market value of these hedges are deferred and recognized as a component of interest expense in the period that corresponds with interest expense for the related outstanding debt. Unrecognized losses from BNSF's swap transactions were not material as of September 30, 1997.

6. Potential Sale of Investment in Pipeline Partnership

Santa Fe Pacific Pipelines, Inc., ("Pipelines") an indirect wholly-owned subsidiary of BNSF, has a 2 percent general partnership interest and a 42 percent limited partnership interest in Santa Fe Pacific Pipeline Partners, L.P. ("Pipeline Partnership"). The interest in the Pipeline Partnership is accounted for under the equity method by BNSF and results are included in Other income (expense), net in the consolidated statement of income. BNSF's investment in the Pipeline Partnership at September 30, 1997 was approximately $284 million and is included in Other assets in the consolidated balance sheet. On October 18, 1997, Pipelines entered into a Purchase Agreement to sell substantially all of its interests in the Pipeline Partnership to Kinder Morgan Energy Partners, L.P. ("Kinder Morgan"). Total cash consideration to be received by Pipelines for its general partner interest will be approximately $90 million. Pipelines' limited partnership interest is represented by 8,148,148 of common units held by Pipelines and upon consummation, 1.39 Kinder Morgan partnership units will be received in exchange for each Pipelines common unit held.

Additionally, through its subsidiary, SFP Pipelines Holdings Inc., the Company has variable rate exchangeable debentures ("VREDs") with a par value of $219 million which are reflected in long-term debt at $268 million in the consolidated balance sheet at September 30, 1997. The VREDs are exchangeable for Pipelines' 8,148,148 common units. Consummation of the Kinder Morgan transaction will cause an "Exchange Event" under the VRED agreement, and accordingly, VRED holders will be eligible to receive cash equal to the par value of the VREDs or the Kinder Morgan units received by Pipelines for its limited partnership interest. The current market value of the Kinder Morgan units is substantially higher than the par value of the VREDs.

The transaction is subject to a number of conditions, including the approval by the unitholders of both parties and certain regulatory agencies. The transaction is expected to be consummated in the first quarter of 1998 and is anticipated to result in a one-time after-tax gain of approximately $30
million.   The ongoing effect on BNSF's financial statements is not
anticipated to be significant as Pipelines' equity income from its interest in the Pipeline Partnership is largely offset by interest expense related to the VREDs.

7. Share Repurchase Program

On July 17, 1997, the Board of Directors of BNSF authorized the repurchase of up to 10 million shares of the Company's common stock from time to time in the open market. Repurchased shares will be available to satisfy future requirements of various stock-based employee compensation programs. To date, no shares have been repurchased under the program.

In November 1997, the Company sold equity put options to an independent third party and received cash proceeds of approximately $1 million. These options entitle the holder to sell 500,000 shares of BNSF common stock to the Company on May 5, 1998 at a price of $88 per share. The option contract is for physical settlement; however, it permits a net-share or net-cash settlement method at the Company's election. If the market price is below the option price on May 5, 1998, it is possible that BNSF would purchase the 500,000 shares at a price of $88 per share resulting in cash outflows of $44 million. However, as noted above, BNSF can also elect to settle on a net-share or net-cash basis for the difference between the market price and option price on that date. The Company will account for the effects of this transaction within shareholders' equity.







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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

BNSF recorded net income for the third quarter of 1997 of $283 million or $1.79 per common share, compared with third quarter 1996 net income of $247 million or $1.58 per common share.

REVENUES

The following table presents BNSF's revenue information by commodity for the three months ended September 30, 1997 and 1996 and includes certain reclassifications of prior year information to conform to current year presentation.




                                                                   Revenue
                                                  Revenue        Per Thousand
                              Revenues           Ton Miles         Ton Miles
                            ------------       -------------     -------------
                            1997    1996       1997     1996     1997     1996
                            ----    ----       ----     ----     ----     ----
                            (In Millions)    (In Millions)



Intermodal                $  597  $  534     20,092     18,183  $29.71  $29.37
Coal                         500     520     43,017     44,833   11.62   11.60
Agricultural Commodities     269     238     13,384     10,756   20.10   22.13
Chemicals                    196     192      7,446      7,113   26.32   26.99
Forest Products              145     146      6,381      7,001   22.72   20.85
Consumer Goods               131     116      5,108      4,989   25.65   23.25
Automotive                   102      92      1,737      1,355   58.72   67.90
Metals                       108     108      5,182      5,757   20.84   18.76
Minerals                      95      84      3,782      3,547   25.12   23.68
                          ------  ------    -------    -------  ------  ------
Total Freight Revenues     2,143   2,030    106,129    103,534   20.19   19.61
Other Revenues                 3      14          -          -       -       -
                          ------  ------    -------    -------  ------  ------
Total Operating Revenues  $2,146  $2,044    106,129    103,534  $20.19  $19.61
                          ======  ======    =======    =======  ======  ======




Intermodal revenues of $597 million for the third quarter of 1997 increased $63 million or 12 percent reflecting increases in all segments. The direct segment benefited from increased units shipped for Yellow Freight, Consolidated Freightways and Roadway slightly offset by approximately $10 million of lost revenue due to the United Parcel Service ("UPS") strike in August 1997. Intermodal marketing companies revenues were up due to increased volume from HUB City, Mark VII and Alliance Shippers. International revenues were up due to volume gains for OOCL, Hyundai, and Cosco. Truckload units increased due to volume growth from J.B. Hunt and Schneider.

Coal revenues of $500 million for the 1997 third quarter decreased $20 million compared to revenues for the 1996 third quarter primarily due to general system congestion.

Agricultural Commodities revenues of $269 million for the 1997 third quarter were $31 million or 13 percent higher than revenues for the 1996 third quarter led by higher corn export shipments through the Pacific Northwest ("PNW") and an increase in market share for a record Southern Plains wheat crop.
Consumer Goods revenues of $131 million for the 1997 third quarter were $15 million or 13 percent higher than the 1996 third quarter primarily due to increases in volume in the government and machinery and bulk food segments.

Automotive revenues of $102 million for the 1997 third quarter were $10 million or 11 percent higher than the 1996 third quarter primarily due to increases in shipments for Honda. Revenue per thousand ton miles for the third quarter of $58.72 decreased 14 percent compared to the third quarter of 1996 primarily due to a shift in traffic mix and average length of haul.

Minerals revenues of $95 million for the 1997 third quarter were $11 million higher than the third quarter of 1996 reflecting increases in all segments.

EXPENSES

Total operating expenses for the third quarter of 1997 were $1,605 million, an increase of $37 million or 2 percent, compared with operating expenses for the 1996 third quarter of $1,568 million. The operating ratio was 74.8 percent for the third quarter of 1997, compared with an 76.7 percent operating ratio for the third quarter 1996.

Compensation and benefits expenses of $661 million were $28 million or 4 percent higher than the third quarter of 1996. A majority of the increase was due to scheduled wages related to volume driven increases in train crews costs and maintenance activities. Additionally, wages were higher because of 1997 wage increases to both salaried and union employees.

Purchased services of $225 million for the 1997 third quarter were $11 million or 5 percent higher than the 1996 third quarter due principally to increases in volume.

Equipment rents expenses for the third quarter of 1997 of $200 million were $16 million or 9 percent higher than the 1996 third quarter reflecting higher locomotive rents and higher time and mileage payments for freight cars.

Fuel expenses for the third quarter of 1997 were $173 million, equal to the third quarter of 1996, as a 2 percent increase in consumption was offset by a 2 percent decrease in the average price paid per gallon of diesel fuel.

Materials and other expenses of $151 million for the 1997 third quarter were $22 million or 13 percent lower than the 1996 third quarter principally reflecting lower material costs and employee relocation expenses as well as certain easement sales and tax benefits.

Interest expense for the third quarter of 1997 increased by $10 million to $86 million reflecting higher debt levels.

Other income (expense), net was $14 million lower than the 1996 third quarter due to lower gains on land sales and higher accounts receivable sale fees due to the increase in receivables sold.

During the first half of 1997, the Company recorded income tax expense at an effective tax rate of 37.5 percent. During the third quarter of 1997, BNSF completed an updated analysis of the rate which resulted in an estimated full year 1997 effective tax rate of 37.0 percent. Tax expense was recorded during the third quarter to reflect year to date tax expense at a rate of 37.0 percent of taxable income, resulting in a 36.4 percent effective rate for the third quarter.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

BNSF net income for the nine-months ended September 30, 1997, was $668 million, or $4.24 per share, compared with 1996 net income for the same period of $645 million, or $4.14 per share. The increase in net income is primarily due to improved operating results in the second and third quarters of 1997 largely offset by lower operating results in the first quarter as a result of severe weather conditions throughout the Northern Plains and the PNW. The financial impact of recurring and protracted outages on many parts of the system, the cost of repairing track, signals and equipment, and the operating inefficiencies caused by the weather is virtually impossible to measure with precision. However, the Company estimates that the severe weather in the first quarter of 1997 resulted in lost revenue opportunities of approximately $100 million and increased operating expenses of at least $50 million.

REVENUES

The following table presents BNSF's revenue information by commodity for the nine-months ended September 30, 1997 and 1996 and includes certain reclassifications of prior year information to conform to current year presentation.





                                                                 Revenue
                                               Revenue         Per Thousand
                              Revenues        Ton Miles          Ton Miles
                            ------------     -------------     -------------
                            1997    1996     1997     1996     1997     1996
                            ----    ----     ----     ----     ----     ----
                           (In Millions)    (In Millions)



Intermodal                $1,687  $1,528    57,994    52,370  $29.09  $29.18
Coal                       1,471   1,488   124,724   127,529   11.79   11.67
Agricultural Commodities     800     845    41,205    42,528   19.42   19.87
Chemicals                    599     578    22,412    21,568   26.73   26.80
Forest Products              428     419    19,040    19,181   22.48   21.84
Consumer Goods               377     353    14,434    13,822   26.12   25.54
Automotive                   317     300     5,059     4,492   62.66   66.79
Metals                       314     316    14,420    15,795   21.78   20.01
Minerals                     260     238    10,270     9,308   25.32   25.57
                          ------  ------   -------   -------  ------  ------
Total Freight Revenues     6,253   6,065   309,558   306,593   20.20   19.78
Other Revenues                 2      30         -         -       -       -
                          ------  ------   -------   -------  ------  ------
Total Operating Revenues  $6,255  $6,095   309,558   306,593  $20.20  $19.78
                          ======  ======   =======   =======  ======  ======




Intermodal revenues of $1,687 million for the first nine months of 1997 increased by $159 million or 10 percent compared to revenues for the same period of 1996 due to improved results in all segments. The direct segment benefited from an increase in units shipped for Yellow Freight, Consolidated Freightways and Roadway slightly offset by the UPS strike in August 1997. Truckload revenue increased due to volume growth from J.B. Hunt and Schneider. International revenues were up due to volume gains for OOCL, Hyundai, and Cosco.

Agricultural Commodities revenues of $800 million for the first nine months of 1997 were $45 million or 5 percent lower than revenues for the same 1996 period. This decrease was due primarily to a decrease in shipments of wheat for export in the first and second quarter due to United States uncompetitiveness in the world market and first quarter weather related service problems in the Northern Plains and PNW. Those decreases were partially offset by a strong third quarter, led by an increase in export corn shipments through the PNW.

Consumer Goods revenues of $377 for the first nine months of 1997 were $24 million or 7 percent higher than the first nine months of 1996 led primarily by growth in volumes for the government and machinery, bulk food and waste product segments.

Automotive revenues of $317 million for the nine months ended September 30, 1997 increased $17 million or 6 percent compared to the same period of 1996. The increase was due to higher volume in the motor vehicles segment led by increased traffic from Honda.

Minerals revenues of $260 for the first nine months of 1997 were $22 million or 9 percent higher than the first nine months of 1996 led primarily by increased revenues in the clay and aggregates, rock and specialty minerals and sodium compounds segments.

EXPENSES

Total operating expenses for the first nine months of 1997 were $4,926 million, an increase of $110 million or 2 percent, compared with operating expenses for the first nine months of 1996 of $4,816 million. The operating ratio was 78.8 percent for the first nine months of 1997, compared with an
79.0 percent operating ratio for the same 1996 period.

Compensation and benefit expenses of $2,006 million were $67 million or 3 percent higher than the first nine months of 1996. A majority of the increase was due to higher costs associated with weather-related repairs to track and equipment and slower operations. Additionally, wages were higher due to volume related increases in train crew costs and because of 1997 wage increases to both salaried and union employees. These increases were partially offset by lower salaried employee incentive compensation expense due to the Company's first quarter 1997 performance relative to certain goals.

Purchased services expenses of $673 million increased $20 million or 3 percent from the first nine months of 1996 due to volume related increases in various categories.

Equipment rents expenses for the first nine months of 1997 of $601 million were $56 million or 10 percent higher than the first nine months of 1996. The increase is due to lower rail equipment utilization, higher leased railcar expense and increased locomotive rents.

Fuel expenses of $555 million for the first nine months of 1997 were $30 million higher than the first nine months of 1996 due to a 5 percent increase in the average price paid per gallon of diesel fuel.

Materials and other expenses of $517 million for the first nine months of 1997 were $72 million or 12 percent lower than the first nine months of 1996. The decrease was primarily due to lower derailment and personal injury expenses reflecting the continuing benefits of employee safety programs.

Interest expense for the first nine months of 1997 was $255 million compared with interest expense of $224 million for the first nine months of 1996. The increase is primarily due to higher debt levels.

CAPITAL RESOURCES AND LIQUIDITY

CASH FROM OPERATIONS

Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional requirements through debt issuance, including commercial paper, or leasing of assets.

Operating activities provided cash of $1,110 million for the nine months, ended September 30, 1997 compared with $1,233 million for the nine months ended September 30, 1996. The decrease in cash from operations was in part caused by a $480 million increase in cash used for working capital. This variance was primarily attributable to a higher accounts receivable balance due to integration issues arising from the implementation of an updated system-wide customer billing and collection system. The Company expects to reduce the accounts receivable balance throughout the remainder of 1997 and early 1998. The sale of an additional $300 million of accounts receivable in June as discussed below partially offset the impact of the changes in working capital. BNSF's cash outflows from investing activities for the nine months ended September 30, 1997 principally relate to capital expenditures of $1,476 million while net sources of cash from financing activities of $487 million principally reflect net proceeds from borrowings used to fund capital expenditures, both of which are further discussed below.

OTHER CAPITAL RESOURCES

BNSF issues commercial paper from time to time. These borrowings are supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $500 million on a short-term basis and $1.5 billion on a long-term basis. Annual facility fees are currently 0.075 percent and 0.11 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon i) LIBOR plus a spread based upon BNSF's senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The commitments of the lenders under the short-term and long-term agreements were extended on November 12, 1997, and are currently scheduled to expire on November 11, 1998 and November 12, 2002, respectively.

At September 30, 1997, there were no borrowings against the long-term revolving credit agreement and the maturity value of commercial paper outstanding was $933 million, leaving a total remaining capacity of $567 million under the long-term revolving credit agreement available and $500 million under the short-term credit agreement available.

In February 1997, BNSF issued $100 million of 6.1% Medium-Term Notes, due February 27, 2027. These notes may be redeemed on February 27, 2000, 2003 or 2007, at the option of the holder. In July 1997, BNSF issued $175 million of 6.53% Medium-Term Notes due July 15, 2037 ("Medium-Term Notes") and $200 million of 7.25% Debentures due August 1, 2097. The Medium-Term Notes may be redeemed on July 15, 2003, at the option of the holder. The net proceeds were used for general corporate purposes including the repayment of commercial paper. The notes and the debentures were issued under a BNSF shelf registration. Additionally, in August 1997 BNSF filed a new shelf registration of debt securities, including medium-term notes, that may be issued in one or more series at an aggregate offering price not to exceed $550 million. No borrowings have occurred under this new shelf registration.

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

CAPITAL EXPENDITURES

A breakdown of cash capital expenditures is set forth in the following table (in millions):


                                                 Nine Months Ended
                                                   September 30,
                                                   ------------
                                                   1997    1996
                                                   ----    ----


Maintenance of Way                               $  694  $  591
Equipment Projects                                  389     344
Expansion Projects                                  257     256
Other                                               137     200
                                                 ------  ------

Total                                            $1,477  $1,391
                                                 ======  ======





The increase in Maintenance of Way expenditures principally reflects an increase in spending for rail programs. For the nine months ended September 30, 1997, BNSF Railway laid a total of 617 track miles of new and secondhand rail compared to 522 track miles for the nine months ended September 30, 1996. Equipment expenditures were $45 million above 1996 reflecting an increase in locomotive purchases and locomotive overhauls.

DIVIDENDS

Common stock dividends declared for the nine months ended September 30, 1997 and 1996 were $0.90 per common share. Dividends paid on common stock during the first nine months of 1997 were $139 million. Dividends paid during the first nine months of 1996 were $133 million on common stock and $5 million on preferred stock. On September 18, BNSF's Board of Directors declared a regular quarterly common stock dividend of $0.30 per share to stockholders of record on December 5, 1997 to be paid on January 2, 1998.

CAPITAL STRUCTURE

BNSF's ratio of total debt to total capital was 44 percent at September 30, 1997 which was unchanged from December 31, 1996.

OTHER MATTERS

POTENTIAL SALE OF INVESTMENT IN PIPELINE PARTNERSHIP

As discussed in note 6 to the financial statements, Santa Fe Pacific Pipelines, Inc., ("Pipelines") an indirect wholly-owned subsidiary of BNSF, entered into a Purchase Agreement to sell substantially all of its interests in Santa Fe Pacific Pipeline Partners, L.P. ("Pipeline Partnership") to Kinder Morgan Energy Partners, L.P. Total cash consideration to be received by Pipelines for its general partner interest will be approximately $90 million. Pipelines will receive Kinder Morgan units for its 42 percent limited partnership interests; however, the Company has debt outstanding, through a subsidiary, which is exchangeable for common units represented by its limited partnership interest and will become exchangeable for the Kinder Morgan units to be received by it in the exchange. The transaction is expected to be consummated in the first quarter of 1998 and is anticipated to result in a
one-time after-tax gain of approximately $30 million.   The ongoing effect on
BNSF's financial statements is not anticipated to be significant as Pipelines equity income from its interest in the Pipeline Partnership is largely offset by interest expense related to outstanding debt of the Company.

SHARE REPURCHASE PROGRAM

On July 17, 1997, the Board of Directors of BNSF authorized the repurchase of up to 10 million shares of the Company's common stock from time to time in the open market. Repurchased shares will be available to satisfy future requirements of various stock-based employee compensation programs. To date, no shares have been repurchased under the program. As discussed in note 7 to the financial statements, in November 1997, the Company sold 500,000 equity put options as part of its share repurchase program.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. The statement is effective for periods ending after December 15, 1997 and early adoption is prohibited. SFAS No. 128 requires the presentation of basic and diluted EPS calculated pursuant to the requirements of the standard. Had the Company adopted SFAS No. 128 in the third quarter of 1997, basic EPS would have been $1.82 and $1.62 for the three months ended September 30, 1997 and 1996, respectively and $4.32 and $4.25 for the nine months ended September 30, 1997 and 1996, respectively. Diluted EPS per share would have approximated net income per common share included in the accompanying consolidated statement of income.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Statements are effective for fiscal years beginning after December 15, 1997; however, earlier adoption is permitted. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements. SFAS No. 131 requires the disclosure of financial and descriptive information about reportable operating segments. Both SFAS No. 130 and 131 are modifications of disclosure requirements which will have no effect on the results of operations or financial condition of the Company. The Company is currently evaluating the standards, their potential impact on disclosures and whether it will adopt these pronouncements prior to the required effective date.



          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                         PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CROW RESERVATION CROSSING ACCIDENT CASE

Reference is made to the discussion in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996 and in its Current Reports on Form 10-Q for the quarter ended March 31, 1997 and June 30, 1997 of the lawsuit filed in Crow Tribal Court (Estates of Red Wolf, Red Horse and Bull Tail v. Burlington Northern Railroad Company, Case No. 94-31) arising out of a 1993 accident at a BNSF Railway crossing located within the boundaries of the Crow reservation in which three members of the Crow tribe were killed. The lawsuit was filed on behalf of the estates of the driver of the vehicle and the two passengers in the vehicle involved. One of the passenger cases was severed and has yet to go to trial. The other two cases proceeded to trial in January 1996. On February 6, 1996, a Crow Tribal Court jury rendered a verdict against BNSF Railway for compensatory damages in the total amount of $250 million. On August 19, 1997, the Tribal Court entered an amended judgment reducing the total amount of the judgment to $25 million. BNSF Railway's appeal from the amended judgment is pending before the Tribal Appellate Court.

On February 26, 1996, the Federal District Court for the District of
Montana entered an order enjoining any action by the Tribal Court plaintiffs to enforce the judgment pending appeal through the tribal court and federal court systems. Upon appeal of that decision by the Tribal Court plaintiffs to the United States Court of Appeals for the Ninth Circuit, the Ninth Circuit on January 29, 1997, issued an opinion which reversed the district court and remanded the matter to the trial court with instructions to dissolve the injunction. The basis for the appellate court's decision was that BNSF Railway had failed to exhaust its remedies in the tribal court.
On April 10, 1997, the Ninth Circuit denied BNSF Railway's petition for rehearing and, on April 17, 1997, issued an order granting a stay of its mandate to the district court. BNSF Railway petitioned the United States Supreme Court for a writ of certiorari on May 16, 1997 with respect to the Ninth Circuit's decision. On October 6, 1997, the Supreme Court issued an order in which it granted BNSF Railway's petition, vacated the Ninth Circuit's judgment and remanded the case to the Ninth Circuit for further consideration in light of the Supreme Court's recent decision in Strate v. A-1 Contractors, 117 S. Ct. 1404 (1997).

WHEAT AND BARLEY TRANSPORTATION RATES

Reference is made to the discussion in Registrant's Report on Form 10-K for the year ended December 31, 1996 of the class action lawsuit filed against BNSF Railway in the United States District Court for the District of Montana challenging the reasonableness of single-line transportation rates assessed from 1978 onward for transporting export wheat and barley from origins in Montana to ocean ports in the Pacific Northwest. In McCarty Farms, Inc., et al. v. Burlington Northern Inc., No. 37808 (August 14, 1997), a proceeding before the Interstate Commerce Commission ("ICC") reopened upon appellate court remand and transferred to the Surface Transportation Board ("STB"), successor to the ICC, the STB found that the challenged rates of BNSF Railway for export wheat and barley were not shown to be unreasonably high. The STB dismissed the proceeding in its entirety. Plaintiffs have appealed the decision to the United States Court of Appeals for the District of Columbia.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

B.  Reports on Form 8-K

    The Registrant has filed no Current Reports on Form 8-K since those reported on its Quarterly Report on Form 10-Q for the second quarter of 1997.



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




                         BURLINGTON NORTHERN SANTA FE CORPORATION
                           (Registrant)




                           By:   /s/ T. N. HUND
                                Thomas N. Hund
                                Vice President and Controller
                                (On behalf the Registrant and as
                                  principal accounting officer)





Schaumburg, Illinois
November 13, 1997



                   BURLINGTON NORTHERN SANTA FE CORPORATION

                                EXHIBIT INDEX


  3.1             Burlington Northern Santa Fe Corporation By-laws as amended
                     September 18, 1997.

  11              Computation of earnings per common share.

  12              Computation of ratio of earnings to fixed charges.

  27              Financial Data Schedule.





                                     E-1

                                                                   Exhibit 3.1

     As Amended September 18, 1997


                                   BY-LAWS
                                      OF
                   BURLINGTON NORTHERN SANTA FE CORPORATION





                                   BY-LAWS
                                      OF
                   BURLINGTON NORTHERN SANTA FE CORPORATION

                              TABLE OF CONTENTS



     ARTICLE I.

     OFFICES  1
           SECTION 1. Registered Office and Agent                   1
           SECTION 2. Other Offices                                 1

     ARTICLE II.

     MEETINGS OF STOCKHOLDERS                                       1
           SECTION 1. Annual Meetings                               1
           SECTION 2. Special Meetings                              1
           SECTION 3. Place of Meetings                             1
           SECTION 4. Notice of Meetings                            1
           SECTION 5. Quorum                                        2
           SECTION 6. Organization                                  2
           SECTION 7. Voting                                        2
           SECTION 8. Inspectors                                    3
           SECTION 9. List of Stockholders                          3
           SECTION 10. Business at Meetings of Stockholders         3
           SECTION 11. No Stockholder Action by Consent             4

     ARTICLE III.

     BOARD OF DIRECTORS                                             4
           SECTION 1. Number, Qualification and Term of Office      4
           SECTION 2. Vacancies                                     4
           SECTION 3. Resignations                                  4
           SECTION 4. Removals                                      4
           SECTION 5. Place of Meetings; Books and Records          4
           SECTION 6. Annual Meeting of the Board                   4
           SECTION 7. Regular Meetings                              5
           SECTION 8. Special Meetings                              5
           SECTION 9. Quorum and Manner of Acting                   5
           SECTION 10. Chairman of the Board                        5
           SECTION 11. Organization                                 5
           SECTION 12. Consent of Directors in Lieu of Meeting      6
           SECTION 13. Telephonic Meetings                          6
           SECTION 14. Compensation                                 6

     ARTICLE IV.

     COMMITTEES OF THE BOARD OF DIRECTORS                           6
           SECTION 1. Executive Committee                           6
           SECTION 2. Audit Committee                               7
           SECTION 3. Compensation Committee                        7
           SECTION 4. Directors and Corporate Governance Committee  7
           SECTION 5. Committee Chairman, Books and Records         8
           SECTION 6. Alternates                                    8
           SECTION 7. Other Committees                              8
           SECTION 8. Quorum and Manner of Acting                   8

     ARTICLE V.

     OFFICERS                                                       8
           SECTION 1. Number                                        8
           SECTION 2. Election, Term of Office and Qualifications   9
           SECTION 3. Resignations                                  9
           SECTION 4. Removals                                      9
           SECTION 5. Vacancies                                     9
           SECTION 6. Compensation of Officers                      9
           SECTION 7  President and Chief Executive Officer         9
           SECTION 8. Vice President and Chief Financial Officer    9
           SECTION 9. Vice President-Law                            9
           SECTION 10. Secretary                                   10
           SECTION 11. Treasurer                                   10
           SECTION 12. Absence or Disability of Officers           10

     ARTICLE VI.

     STOCK CERTIFICATES AND TRANSFER THEREOF                       10
           SECTION 1. Stock Certificates                           10
           SECTION 2. Transfer of Stock                            10
           SECTION 3. Transfer Agent and Registrar                 11
           SECTION 4. Additional Regulations                       11
           SECTION 5. Lost, Destroyed or Mutilated Certificates    11
           SECTION 6. Record Date                                  11

     ARTICLE VII.

     DIVIDENDS, SURPLUS, ETC.                                      11

     ARTICLE VIII.

     SEAL                                                          12

     ARTICLE IX.

     FISCAL YEAR                                                   12

     ARTICLE X.

     INDEMNIFICATION                                               12
          SECTION 1. Right to Indemnification                      12
          SECTION 2. Right of Indemnitee to Bring Suit             12
          SECTION 3. Nonexclusivity of Rights                      13
          SECTION 4. Insurance, Contracts and Funding              13
          SECTION 5. Definition of Director and Officer            13
          SECTION 6. Indemnification of Employees and Agents of
                     the Corporation                               13

     ARTICLE XI.

     CHECKS, DRAFTS, BANK ACCOUNTS, ETC.                           13
          SECTION 1. Checks, Drafts, Etc.; Loans                   13
          SECTION 2. Deposits                                      13

     ARTICLE XII.

     NOMINATIONS OF DIRECTOR CANDIDATES                            14
          SECTION 1. General                                       14
          SECTION 2. Nominations by Board of Directors             14
          SECTION 3. Nominations by Stockholders                   14
          SECTION 4. Substitute Nominees                           14
          SECTION 5. Void Nominations                              14

     ARTICLE XIII.

     AMENDMENTS                                                    15


                                   BY-LAWS
                                      OF
                   BURLINGTON NORTHERN SANTA FE CORPORATION


                                  ARTICLE I.

                                   OFFICES

     SECTION 1. Registered Office and Agent.

     The registered office of the corporation is located at 1209 Orange Street in the City of Wilmington, County of New Castle, State of Delaware 19801, and the name of its registered agent at such address is The Corporation Trust Company.

     SECTION 2. Other Offices.

     The corporation may have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine or the business of the corporation may require.

                                  ARTICLE II.

                           MEETINGS OF STOCKHOLDERS

     SECTION 1. Annual Meetings.

     A meeting of the stockholders for the purpose of electing directors and for the transaction of such other business as may properly be brought before the meeting shall be held annually at 10 A.M. on the third Thursday of April, or at such other time on such other day as shall be fixed by resolution of the Board of Directors. If the day fixed for the annual meeting shall be a legal holiday, such meeting shall be held on the next succeeding business day.

     SECTION 2. Special Meetings.

     Special meetings of the stockholders for any purpose or purposes may be called at any time by a majority of the Board of Directors, by the Chairman of the Board, or by the President and shall be called by the Secretary at the request of the holders of not less than fifty-one percent of all issued and outstanding shares of the corporation entitled to vote at the meeting.

     SECTION 3. Place of Meetings.

     The annual meeting of the stockholders of the corporation shall be held at the general offices of the corporation in the City of Fort Worth, State of Texas, or at such other place in the United States as may be stated in the notice of the meeting. All other meetings of the stockholders shall be held at such places within or without the State of Delaware as shall be stated in the notice of the meeting.

     SECTION 4. Notice of Meetings.

     Except as otherwise provided by law, written notice of each meeting of the stockholders, whether annual or special, shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting. If mailed, notice shall be given when deposited in the United States mails, postage prepaid, directed to such stockholder at his address as it appears in the stock ledger of the corporation. Each such notice shall state the place, date and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called.

     When a meeting is adjourned to another time and place, notice of the adjourned meeting need not be given if the time and place thereof are announced at the meeting at which the adjournment is given. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

     SECTION 5. Quorum.

     At any meeting of the stockholders the holders of record of a majority of the total number of outstanding shares of stock of the corporation entitled to vote at the meeting, present in person or represented by proxy, shall constitute a quorum for all purposes, provided that at any meeting at which the holders of any series of class of stock shall be entitled, voting as a class, to elect Directors, the holders of record of a majority of the total number of outstanding shares of such series or class, present in person or represented by proxy, shall constitute a quorum for the purpose of such election.

     In the absence of a quorum at any meeting, the holders of a majority of the shares of stock entitled to vote at the meeting, present in person or represented by proxy at the meeting, may adjourn the meeting, from time to time, until the holders of the number of shares requisite to constitute a quorum shall be present in person or represented at the meeting. At any adjourned meeting at which a quorum is present, any business may be transacted that might have been transacted at the meeting as originally convened.

     SECTION 6. Organization.

     At each meeting of the stockholders, the Chairman of the Board, or if he so designates or is absent, the President, shall act as Chairman of the meeting. In the absence of both the Chairman of the Board and the President, such person as shall have been designated by the Board of Directors, or in the absence of such designation a person elected by the holders of a majority in number of shares of stock present in person or represented by proxy and entitled to vote at the meeting, shall act as Chairman of the meeting.

     The Secretary or, in his absence, an Assistant Secretary or, in the absence of the Secretary and all of the Assistant Secretaries, any person appointed by the Chairman of the meeting shall act as Secretary of the meeting.

     SECTION 7. Voting.

     Unless otherwise provided in the Certificate of Incorporation or a resolution of the Board of Directors creating a series of stock, at each meeting of the stockholders, each holder of shares of any series or class of stock entitled to vote at such meeting shall be entitled to one vote for each share of stock having voting power in respect of each matter upon which a vote is to be taken, standing in his name on the stock ledger of the corporation on the record date fixed as provided in these By-Laws for determining the stockholders entitled to vote at such meeting or, if no record date be fixed, at the close of business on the day next preceding the day on which notice of the meeting is given. Shares of its own capital stock belonging to the corporation, or to another corporation if a majority of the shares entitled to vote in the election of directors of such other corporation is held by the corporation, shall neither be entitled to vote nor counted for quorum purposes.

     At all meetings of stockholders for the election of Directors the voting shall be by ballot, and the persons having the greatest number of votes shall be deemed and declared elected. All other elections and questions submitted to a vote of the stockholders shall, unless otherwise provided by law or the Certificate of Incorporation, be decided by the affirmative vote of the majority of shares which are present in person or represented by proxy at the meeting and entitled to vote on the subject matter.

     SECTION 8. Inspectors.

     Prior to each meeting of stockholders, the Board of Directors shall appoint two Inspectors who are not directors, candidates for directors or officers of the corporation, who shall receive and determine the validity of proxies and the qualifications of voters, and receive, inspect, count and report to the meeting in writing the votes cast on all matters submitted to a vote at such meeting. In case of failure of the Board of Directors to make such appointments or in case of failure of any Inspector so appointed to act, the Chairman of the Board shall make such appointment or fill such vacancies.

     Each Inspector, immediately before entering upon his duties, shall subscribe to an oath or affirmation faithfully to execute the duties of Inspector at such meeting with strict impartiality and according to the best of his ability.

     SECTION 9. List of Stockholders.

     The Secretary or other officer or agent having charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at said meeting, arranged in alphabetical order and showing the address of each stockholder and the number of shares of each class and series registered in the name of each such stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting or, if not so specified, at the place where the meeting is to be held. Such list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder who is present. The stock ledger shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by this Section, or the books of the corporation, or to vote in person or by proxy at any such meeting.

     SECTION 10. Business at Meetings of Stockholders.

     To be properly brought before the meeting, business must be either (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, including matters included pursuant to Rule 14a-8 of the Securities and Exchange Commission, (b) otherwise properly brought before the meeting by or at the direction of the Board, or
(c) otherwise properly brought before the meeting by a stockholder. In addition to any other applicable requirements, for business to be otherwise properly brought before an annual meeting by a stockholder, the business must be a proper matter for stockholder action and the stockholder must have given timely notice thereof in writing to the Secretary of the corporation. To be timely, a stockholder's notice must be addressed to and received at the principal executive offices of the corporation, not more than 150 days and not less than 120 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the meeting is more than 30 days before or after such anniversary date, notice by the stockholder to be timely must be so received not later than the close of business on the 15th day following the day on which notice of the date of the annual meeting was mailed or public disclosure was made, whichever first occurs. A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of the stockholder proposing such business and of each beneficial owner on behalf of which the stockholder is acting, (iii) the class and number of shares of the corporation which are beneficially owned by the stockholder and by any such beneficial owner, (iv) any material interest of the stockholder and of any such beneficial owner in such business, and (v) whether the proponent intends or is part of a group which intends to solicit proxies from other stockholders in support of such proposal.

     Notwithstanding anything in the By-Laws to the contrary, no business shall be conducted at the annual meeting except in accordance with the procedures set forth in this Section 10 of Article II, provided, however, that nothing in this Section 10 of Article II shall be deemed to preclude discussion by any stockholder of any business properly brought before the annual meeting.

     The Chairman of an annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this Section 10 of Article II, and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

     SECTION 11. No Stockholder Action by Consent. Any action by stockholders of the corporation shall be taken at a meeting of stockholders and no action may be taken by written consent of stockholders entitled to vote upon such action.

                                 ARTICLE III.

                              BOARD OF DIRECTORS

     SECTION 1. Number, Qualification and Term of Office.

     The business, property and affairs of the corporation shall be managed by a Board consisting of not less than three or more than twenty-one Directors. The Board of Directors shall from time to time by a vote of a majority of the Directors then in office fix within the maximum and minimum limits the number of Directors to constitute the Board. At each annual meeting of stockholders a Board of Directors shall be elected by the stockholders for a term of one year. Each Director shall serve until his successor is elected and shall qualify.

     SECTION 2. Vacancies.

     Vacancies in the Board of Directors and newly created directorships resulting from any increase in the authorized number of Directors may be filled by a majority of the Directors then in office, although less than a quorum, or by a sole remaining Director, at any regular or special meeting of the Board of Directors.

     SECTION 3. Resignations.

      Any Director may resign at any time upon written notice to the Secretary of the corporation. Such resignation shall take effect on the date of receipt of such notice or at any later date specified therein; and the acceptance of such resignation, unless required by the terms thereof, shall not be necessary to make it effective. When one or more Directors shall resign effective at a future date, a majority of the Directors then in office, including those who have resigned, shall have power to fill such vacancy or vacancies to take effect when such resignation or resignations shall become effective.

     SECTION 4. Removals.

        Any Director may be removed, with cause, at any special meeting of the stockholders called for that purpose, by the affirmative vote of the holders of a majority in number of shares of the corporation entitled to vote for the election of Directors, and the vacancy in the Board caused by any such removal may be filled by the stockholders at such a meeting.

     SECTION 5. Place of Meetings; Books and Records.

     The Board of Directors may hold its meetings, and have an office or offices, at such place or places within or without the State of Delaware as the Board from time to time may determine.

     The Board of Directors, subject to the provisions of applicable law, may authorize the books and records of the corporation, and offices or agencies for the issue, transfer and registration of the capital stock of the corporation, to be kept at such place or places outside of the State of Delaware as, from time to time, may be designated by the Board of Directors.

     SECTION 6. Annual Meeting of the Board.

     The first meeting of each newly elected Board of Directors, to be known as the Annual Meeting of the Board, for the purpose of electing officers, designating committees and the transaction of such other business as may come before the Board, shall be held as soon as practicable after the adjournment of the annual meeting of stockholders, and no notice of such meeting shall be necessary to the newly elected Directors in order legally to constitute the meeting, provided a quorum shall be present. In the event such meeting is not held due to the absence of a quorum, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the Board of Directors or as shall be specified in a written waiver signed by all of the newly elected Directors.

     SECTION 7. Regular Meetings.

     The Board of Directors shall, by resolution, provide for regular meetings of the Board at such times and at such places as it deems desirable. Notice of regular meetings need not be given.

     SECTION 8. Special Meetings.

     Special meetings of the Board of Directors may be called by the Chairman of the Board or the President and shall be called by the Secretary on the written request of three Directors on such notice as the person or persons calling the meeting shall deem appropriate in the circumstances. Notice of each such special meeting shall be mailed to each Director or delivered to him by telephone, telegraph or any other means of electronic communication, in each case addressed to his residence or usual place of business, or delivered to him in person or given to him orally. The notice of meeting shall state the time and place of the meeting but need not state the purpose thereof. Attendance of a Director at any meeting shall constitute a waiver of notice of such meeting except when a Director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting was not lawfully called or convened.

     SECTION 9. Quorum and Manner of Acting.

     Except as otherwise provided by statute, the Certificate of Incorporation or these By-Laws, the presence of a majority of the total number of Directors shall constitute a quorum for the transaction of business at any regular or special meeting of the Board of Directors, and the act of a majority of the Directors present at any such meeting at which a quorum is present shall be the act of the Board of Directors. In the absence of a quorum, a majority of the Directors present may adjourn the meeting, from time to time, until a quorum is present. Notice of any such adjourned meeting need not be given.

     SECTION  10. Chairman of the Board.

      A Chairman of the Board shall be elected by the Board of Directors from among its members for a prescribed term and may, or may not be, at the discretion of the Board of Directors, an employee or an officer of the corporation. If the Chairman is neither an employee nor an officer of the corporation he may be designated "non-executive." The Chairman of the Board shall perform such duties as shall be prescribed by the Board of Directors and, when present, shall preside at all meetings of the stockholders and the Board of Directors. In the absence or disability of the Chairman of the Board, the Board of Directors shall designate a member of the Board to serve as Chairman of the Board and such designated Board Member shall have the powers and perform the duties of the office; provided, however, that if the Chairman of the Board shall so designate or shall be absent from a meeting of stockholders, the President shall preside at such meeting of stockholders.

     SECTION  11. Organization.

     At every meeting of the Board of Directors, the Chairman of the Board or, in his absence the President or, if both of these individuals are absent, a Chairman chosen by a majority of the Directors present shall act as Chairman of the meeting. The Secretary or, in his absence, an Assistant Secretary or, in the absence of the Secretary and all the Assistant Secretaries, any person appointed by the Chairman of the meeting shall act as Secretary of the meeting.

     SECTION  12. Consent of Directors in Lieu of Meeting.

     Unless otherwise restricted by the Certificate of Incorporation or by these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors, or any committee designated by the Board, may be taken without a meeting if all members of the Board or committee consent thereto in writing, and such written consent is filed with the minutes of the proceedings of the Board or committee.

     SECTION  13. Telephonic Meetings.

     Members of the Board of Directors, or any committee designated by the Board, may participate in a meeting of the Board or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in such a meeting shall constitute presence in person at such meeting.

     SECTION  14. Compensation.

     Each Director who is not a full-time salaried officer of the corporation or any of its wholly owned subsidiaries, when authorized by resolution of the Board of Directors may receive as a Director a stated salary or an annual retainer and in addition may be allowed a fixed fee and his reasonable expenses for attendance at each regular or special meeting of the Board or any Committee thereof.

                                  ARTICLE IV.

                     COMMITTEES OF THE BOARD OF DIRECTORS

     SECTION 1. Executive Committee.

     The Board of Directors may, in its discretion, designate annually an Executive Committee consisting of not less than five Directors as it may from time to time determine. The Committee shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation and may authorize the seal of the corporation to be affixed to all papers which may require it, but the Committee shall have no power or authority to amend the Certificate of Incorporation (except that the Committee may, to the extent authorized in the resolution or resolutions providing for the issuance of shares of stock adopted by the Board of Directors, fix any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the corporation or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the corporation), adopt an agreement of merger or consolidation, recommend to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommend to the stockholders a dissolution of the corporation or a revocation of a dissolution, amend the ByLaws of the corporation, elect officers or fill vacancies on the Board of Directors or any Committee of the Board, declare a dividend, authorize the issuance of stock, or such other powers as the Board may from time to time eliminate.

     SECTION 2. Audit Committee.

     The Board of Directors shall designate annually an Audit Committee consisting of not less than three Directors as it may from time to time determine, none of whom shall be an officer of the corporation, to assist the Board in fulfilling its responsibilities with respect to overseeing the accounting, auditing and financial reporting practices and the internal control policies and procedures of the corporation.

     Specifically, the Audit Committee is authorized and directed on behalf of the Board to:

             (a) Review with the independent accountants the corporation's financial statements, basic accounting and financial policies and practices, competency of control personnel, standard and special tests used in verifying the corporation's statements of account and in determining the soundness of the corporation's financial condition and report to the Board the results of such reviews.

             (b) Review the policies and practices pertaining to publication of quarterly and annual statements to assure consistency with audited results and the implementing of policies and practices recommended by the independent accountants.

             (c) Ensure that suitable independent audits are made of the operations and results of subsidiary corporations and affiliates.

             (d) Review and approve the audit program to be conducted by the corporation's internal auditors and the results of completed audits.

             (e) Review the nature of, and fees charged for, all audit and non-audit services performed by the corporation's independent auditing firm.

             (f) Retain at its discretion independent auditors and legal counsel, at the expense of the corporation, to assist the Committee in performing the responsibilities delegated to it in this By-Law and conduct any additional reviews, discussions or investigations which in its discretion would be of assistance in fulfilling its responsibilities under this By-Law.

             (g) Monitor compliance with the corporation's code of business conduct, and such other duties, functions and powers as the Board may from time to time prescribe.

     SECTION 3. Compensation Committee.

     The Board of Directors may, in its discretion, designate annually a Compensation Committee, consisting of not less than five Directors as it may from time to time determine. The Committee shall review, report and make recommendations to the Board of Directors on the following matters:

             (a) The compensation of the Chairman of the Board, the compensation of the President following the Chairman of the Board's recommendation as to the compensation of the President, and the compensation of all senior officers of the corporation and its principal operating subsidiaries reporting directly to the President following an annual review of management's recommendations for such senior officers. If circumstances involving such senior officers require a salary adjustment between such reviews, a recommendation may be made directly to the Board of Directors by the President without the necessity of a meeting of the Compensation Committee.

             (b) Management recommendations for individual stock options to be granted under existing stock option plans to key executives of the corporation and its subsidiary companies.

             (c) The performance of the trustee of the corporation's pension trust fund and any proposed change in the investment policy of the trustee with respect to such fund.

             (d) Any proposed stock option plans, stock purchase plans, retirement plans and any other plans, systems and practices of the corporation relating to the compensation of any employees of the corporation and any proposed plans of any subsidiary company involving the issuance or purchase of capital stock of the corporation.

             (e) The evaluation of the performance of the officers of the corporation and, together with management, the selection and recommendation to the Board of Directors of appropriate individuals for election, appointment and promotion as officers of the corporation to ensure management effectiveness and continuity.

             (f) Such other matters as the Board may from time to time prescribe.

     SECTION 4.   Directors and Corporate Governance Committee.

     The Board of Directors may, in its discretion, designate annually a Directors and Corporate Governance Committee, consisting of not less than five Directors as it may from time to time determine. The Committee shall review, report and make recommendations to the Board of Directors on the following matters:

             (a) The size and composition of the Board of Directors and nominees for Directors, the evaluation of the performance of the Board of Directors of the corporation, and the recommendation to the Board of Directors of compensation and benefits for Directors.

             (b) Such other matters as the Board may from time to time prescribe.

     SECTION 5. Committee Chairman, Books and Records.

     Unless designated by the Board of Director,each Committee shall elect a Chairman to serve for such term as it may determine. Each committee shall fix its own rules of procedure and shall meet at such times and places and upon such call or notice as shall be provided by such rules. It shall keep a record of its acts and proceedings, and all action of the Committee shall be reported to the Board of Directors at the next meeting of the Board.

     SECTION 6. Alternates.

      Alternate members of the Committees prescribed by this Article IV may be designated by the Board of Directors from among the Directors to serve as occasion may require. Whenever a quorum cannot be secured for any meeting of any such Committees from among the regular members thereof and designated alternates, the member or members of such Committee present at such meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board to act at the meeting in the place of such absent or disqualified member.

     Alternate members of such Committees shall receive a reimbursement for expenses and compensation at the same rate as regular members of such Committees.

     SECTION 7. Other Committees.

     The Board of Directors may designate such other Committees, each to consist of two or more Directors, as it may from time to time determine, and each such Committee shall serve for such term and shall have and may exercise, during intervals between meetings of the Board of Directors, such duties, functions and powers as the Board of Directors may from time to time prescribe.

     SECTION 8. Quorum and Manner of Acting.

     At each meeting of any Committee the presence of a majority of the members of such Committee, whether regular or alternate, shall be necessary to constitute a quorum for the transaction of business, and if a quorum is present the concurrence of a majority of those present shall be necessary for the taking of any action; provided, however, that no action may be taken by the Executive Committee when two or more officers of the corporation are present as members at a meeting of either such Committee unless such action shall be concurred in by the vote of a majority of the members of such Committee who are not officers of the corporation.

                                  ARTICLE V.

                                   OFFICERS

     SECTION 1. Number.

     The officers of the corporation shall be a President, a Vice President and Chief Financial Officer, a Vice President-Law, a Secretary, and a Treasurer, each of which officers shall be elected by the Board of Directors, and such other officers as the Board of Directors may determine, in its discretion, to elect. Any number of offices may be held by the same person. Any officer may hold such additional title descriptions or qualifiers such as "Chief Executive Officer", "Chief Operating Officer", "Senior Vice President", "Executive Vice President" or "Assistant Secretary" or such other title as the Board of Directors shall determine.

     SECTION 2. Election, Term of Office and Qualifications.

     The officers of the corporation shall be elected annually by the Board of Directors. Each officer elected by the Board of Directors shall hold office until his successor shall have been duly elected and qualified, or until he shall have died, resigned or been removed in the manner hereinafter provided.

     SECTION 3. Resignations.

     Any officer may resign at any time upon written notice to the Secretary of the corporation. Such resignation shall take effect at the date of its receipt, or at any later date specified therein; and the acceptance of such resignation, unless required by the terms thereof, shall not be necessary to make it effective.

     SECTION 4. Removals.

     Any officer elected or appointed by the Board of Directors may be removed, with or without cause, by the Board of Directors at a regular meeting or special meeting of the Board. Any officer or agent appointed by any officer or committee may be removed, either with or without cause, by such appointing officer or committee.

     SECTION 5. Vacancies.

     Any vacancy occurring in any office of the corporation shall be filled for the unexpired portion of the term in the same manner as prescribed in these By-Laws for regular election or appointment to such office.

     SECTION 6. Compensation of Officers.

     The compensation of all officers elected by the Board of Directors shall be approved or authorized by the Board of Directors or by the President when so authorized by the Board of Directors or these By-Laws.

     SECTION 7. President and Chief Executive Officer.

     The President shall be the chief executive officer of the corporation and shall have, subject to the control of the Board of Directors, the general executive responsibility for the management and direction of the business and affairs of the corporation, and the general supervision of its officers, employees and agents. He shall have the power to appoint any and all officers, employees and agents of the corporation not required by these By-Laws to be elected by the Board of Directors or not otherwise elected by the Board of Directors in its discretion. He shall have the power to accept the resignation of or to discharge any and all officers, employees and agents of the corporation not elected by the Board of Directors. He shall sign all papers and documents to which his signature may be necessary or appropriate and shall have such other powers and duties as shall devolve upon the chief executive officer of a corporation, and such further powers and duties as may be prescribed for him by the Board of Directors.

     SECTION 8. Vice President and Chief Financial Officer.

     The Vice President and Chief Financial Officer shall have responsibility for development and administration of the corporation's financial plans and all financial arrangements, its insurance programs, its cash deposits and short-term investments, its accounting policies, and its federal and state tax returns. Such officer shall also be responsible for the corporation's internal control procedures and for its relationship with the financial community.

     SECTION 9. Vice President-Law.

     The Vice President-Law shall be the chief legal advisor of the corporation and shall have charge of the management of the legal affairs and litigation of the corporation.

     SECTION 10. Secretary.

     The Secretary shall record the proceedings of the meetings of the stockholders and directors, in one or more books kept for that purpose; see that all notices are duly given in accordance with the provisions of the By-Laws or as required by law; have charge of the corporate records and of the seal of the corporation; affix the seal of the corporation or a facsimile thereof, or cause it to be affixed, to all certificates for shares prior to the issue thereof and to all documents the execution of which on behalf of the corporation under its seal is duly authorized by the Board of Directors or otherwise in accordance with the provisions of the By-Laws; keep a register of the post office address of each stockholder, director or member, sign with the Chairman of the Board or President certificates for shares of stock of the corporation, the issuance of which shall have been duly authorized by resolution of the Board of Directors; have general charge of the stock transfer books of the corporation; and in general, perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned by the Board of Directors, the Chairman of the Board, the President or the Vice President-Law.

     SECTION 11. Treasurer.

     The Treasurer shall have the responsibility for the custody and safekeeping of all funds of the corporation and shall have charge of their collection, receipt and disbursement; shall receive and have authority to sign receipts for all monies paid to the corporation and shall deposit the same in the name and to the credit of the corporation in such banks or depositories as the Board of Directors shall approve; shall endorse for collection on behalf of the corporation all checks, drafts, notes and other obligations payable to the corporation; shall sign or countersign all notes, endorsements, guaranties and acceptances made on behalf of the corporation when and as directed by the Board of Directors; shall give bond for the faithful discharge of his duties in such sum and with such surety or sureties as the Board of Directors may require; shall have the responsibility for the custody and safekeeping of all securities of the corporation; and in general shall have such other powers and perform such other duties as are incident to the office of Treasurer and as from time to time may be prescribed by the Board of Directors or delegated by the President or the Vice President and Chief Financial Officer.

     SECTION 12. Absence or Disability of Officers.

     In the absence or disability of the Chairman of the Board or the President, the Board of Directors may designate, by resolution, individuals to perform the duties of those absent or disabled. The Board of Directors may also delegate this power to a committee or to a senior corporate officer.


                                  ARTICLE VI.

                   STOCK CERTIFICATES AND TRANSFER THEREOF

     SECTION 1. Stock Certificates.

     Except as otherwise permitted by law, the Certificate of Incorporation or resolution or resolutions of the Board of Directors, every holder of stock in the corporation shall be entitled to have a certificate, signed by or in the name of the corporation by the Chairman of the Board, the President or a Vice President, and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the corporation, certifying the number of shares, and the class and series thereof, owned by him in the corporation. Any and all of the signatures on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

     SECTION 2. Transfer of Stock.

     Transfer of shares of the capital stock of the corporation shall be made only on the books of the corporation by the holder thereof, or by his attorney thereunto duty authorized, and on surrender of the certificate or certificates for such shares. A person in whose name shares of stock stand on the books of the corporation shall be deemed the owner thereof as regards the corporation, and the corporation shall not, except as expressly required by statute, be bound to recognize any equitable or other claim to, or interest in, such shares on the part of any other person whether or not it shall have express or other notice thereof.

     SECTION 3. Transfer Agent and Registrar.

       The corporation shall at all times maintain a transfer office or agency in the Borough of Manhattan, The City of New York, in charge of a transfer agent designated by the Board of Directors (who shall have custody, subject to the direction of the Secretary, of the original stock ledger and stock records of the corporation), where the shares of the capital stock of the corporation of each class shall be transferable, and also a registry office in the Borough of Manhattan, The City of New York, other than its transfer office or agency in said city, in charge of a registrar designated by the Board of Directors, where its stock of each class shall be registered. The corporation may, in addition to the said offices, if and whenever the Board of Directors shall so determine, maintain in such place or places as the Board shall determine, one or more additional transfer offices or agencies, each in charge of a transfer agent designated by the Board, where the shares of capital stock of the corporation of any class or classes shall be transferable, and also one or more additional registry offices, each in charge of a registrar designated by the Board of Directors, where such shares of stock of any class or classes shall be registered. Except as otherwise provided by resolution of the Board of Directors in respect of temporary certificates, no certificates for shares of capital stock of the corporation shall be valid unless countersigned by a transfer agent and registered by a registrant authorized as aforesaid.

     SECTION 4. Additional Regulations.

     The Board of Directors may make such additional rules and regulations as it may deem expedient concerning the issue, transfer and registration of certificates for shares of the capital stock of the corporation.

     SECTION 5. Lost, Destroyed or Mutilated Certificates.

     The Board of Directors may provide for the issuance of new certificates of stock to replace certificates of stock lost, stolen, mutilated or destroyed, or alleged to be lost, stolen, mutilated or destroyed, upon such terms and in accordance with such procedures as the Board of Directors shall deem proper and prescribe.

     SECTION 6. Record Date.

      In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

                                 ARTICLE VII.

                           DIVIDENDS, SURPLUS, ETC.

     Except as otherwise provided by statute or the Certificate of Incorporation, the Board of Directors may declare dividends upon the shares of its capital stock either (1) out of its surplus, or (2) in case there shall be no surplus, out of its net profits for the fiscal year, whenever, and in such amounts as, in its opinion, the condition of the affairs of the corporation shall render it advisable. Dividends may be paid in cash, in property or in shares of the capital stock of the corporation.

                                 ARTICLE VIII.

                                     SEAL

     The corporate seal shall have the name of the corporation inscribed thereon and shall be in such form as may be approved from time to time by the Board of Directors. The seal may be used by causing it or a facsimile thereof to be impressed or affixed or in any other manner reproduced.


                                  ARTICLE IX.

                                 FISCAL YEAR

     The fiscal year of the corporation shall begin on the first day of January of each year.

                                  ARTICLE X.

                               INDEMNIFICATION

     SECTION 1. Right to Indemnification.

     Each person who was or is made a party or is threatened to be made a party to or is involved (including, without limitation, as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or she is or was a director or officer of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan (hereinafter an "indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the corporation to the full extent authorized by the Delaware General Corporation Law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the corporation to provide broader indemnification rights than said law permitted the corporation to provide prior to such amendment), or by other applicable law as then in effect, against all expense, liability and loss (including attorney's fees, judgments, fines, ERISA excise taxes or penalties and amounts to be paid in settlement) actually and reasonably incurred or suffered by such indemnitee in connection therewith and such indemnification shall continue as to an indemnitee who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the indemnitee's heirs, executors and administrators, provided, however, that except as provided in Section 2 of this Article with respect to proceedings seeking to enforce rights to indemnification, the corporation shall indemnify any such indemnitee seeking indemnification in connection with a proceeding (or part thereof) initiated by such indemnitee only if such proceeding (or part thereof) was authorized by the Board of Directors of the corporation. The right to indemnification conferred in this Section shall be a contract right and shall include the right to be paid by the corporation the expenses incurred in defending any such proceeding in advance of its final disposition (hereinafter an "advancement of expenses"); provided, however, that, if the Delaware General Corporation Law requires, an advancement of expenses incurred by an indemnitee in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such indemnitee while a director or officer, including, without limitation, service to an employee benefit plan) shall be made only upon delivery to the corporation of an undertaking, by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined that such indemnitee is not entitled to be indemnified under this Section 1, or otherwise.

     SECTION 2. Right of Indemnitee to Bring Suit.

     If a claim under Section 1 of this Article is not paid in full by the corporation within sixty days after a written claim has been received by the corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty days, the indemnitee may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim and, to the extent successful in whole or in part, the indemnitee shall be entitled to be paid also the expense of prosecuting such suit. The indemnitee shall be presumed to be entitled to indemnification under this Article upon submission of a written claim (and, in an action brought to enforce a claim for an advancement of expenses where the required undertaking, if any is required, has been tendered to the corporation), and thereafter the corporation shall have the burden of proof to overcome the presumption that the indemnitee is not so entitled. Neither the failure of the corporation (including its Board of Directors, independent legal counsel or its stockholders) to have made a determination prior to the commencement of such suit that indemnification of the indemnitee is proper in the circumstances nor an actual determination by the corporation (including its Board of Directors, independent legal counsel or its stockholders) that the indemnitee is not entitled to indemnification shall be a defense to the suit or create a presumption that the indemnitee is not so entitled.

     SECTION 3. Nonexclusivity of Rights.

     The rights to indemnification and to the advancement of expenses conferred in this Article shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, By-Laws, agreement, vote of stockholders or disinterested directors or otherwise.

     SECTION 4. Insurance, Contracts and Funding.

     The corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law. The corporation may enter into contracts with any indemnitee in furtherance of the provisions of this Article and may create a trust fund, grant a security interest or use other means (including, without limitation, a letter of credit) to ensure the payment of such amounts as may be necessary to effect indemnification as provided in this Article.

     SECTION 5. Definition of Director and Officer.

     Any person who is or was serving as a director of a wholly owned subsidiary of the corporation shall be deemed, for purposes of this Article only, to be a director or officer of the corporation entitled to indemnification under this Article.

     SECTION 6. Indemnification of Employees and Agents of the Corporation.

     The corporation may, by action of its Board of Directors from time to time, grant rights to indemnification and advancement of expenses to employees and agents of the corporation with the same scope and effects as the provisions of this Article with respect to the indemnification and advancement of expenses of directors and officers of the corporation.

                                  ARTICLE XI.

                     CHECKS, DRAFTS, BANK ACCOUNTS, ETC.

     SECTION 1. Checks, Drafts, Etc.; Loans.

     All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall, from time to time, be determined by resolution of the Board of Directors. No loans shall be contracted on behalf of the corporation unless authorized by the Board of Directors. Such authority may be general or confined to specific circumstances.

     SECTION 2. Deposits.

     All funds of the corporation shall be deposited, from time to time, to the credit of the corporation in such banks, trust companies or other depositories as the Board of Directors may select, or as may be selected by any officer or officers, agent or agents of the corporation to whom such power may, from time to time, be delegated by the Board of Directors; and for the purpose of such deposit, the Chairman, the President, any Vice President, the Treasurer or any Assistant Treasurer, the Secretary or any Assistant Secretary or any other officer or agent to whom such power may be delegated by the Board of Directors, may endorse, assign and deliver checks, drafts and other order for the payment of money which are payable to the order of the corporation.

                                ARTICLE XII.

                       NOMINATIONS OF DIRECTOR CANDIDATES

     SECTION 1. General. Nomination of candidates for election as directors of the corporation at any meeting of stockholders called for election of directors (an "Election Meeting") may be made by the Board of Directors or by any stockholder entitled to vote at such Election Meeting.

     SECTION 2. Nominations by Board of Directors. Nominations made by the Board of Directors shall be made at a meeting of the Board of Directors, or by written consent of directors in lieu of a meeting, not less than 30 days prior to the date of the Election Meeting. At the request of the Secretary of the corporation each proposed nominee shall provide the corporation with such information concerning himself as is required, under the rules of the Securities and Exchange Commission, to be included in the corporation's proxy statement soliciting proxies for his election as a director.

     SECTION 3. Nominations by Stockholders. Any stockholder who intends to make a nomination at the annual meeting of stockholders shall deliver a notice addressed to the Secretary of the corporation and received at the principal executive offices of the corporation in compliance with the timeliness requirements applicable to a stockholder's notice under Article II, Section 10 of these By-laws and setting forth (a) as to each nominee whom the stockholder proposes to nominate for election as a director, (i) the name, age, business address and residence address of the nominee, (ii) the principal occupation or employment of the nominee, (iii) the class and number of shares of capital stock of the corporation which are beneficially owned by the nominee and (iv) any other information concerning the nominee that would be required, under the rules of the Securities and Exchange Commission, in a proxy statement soliciting proxies for the election of such nominee; and (b) as to the stockholder giving the notice, (i) the name and record address of the stockholder, (ii) the class and number of shares of capital stock of the corporation which are beneficially owned by the stockholder and (iii) whether the proponent intends or is part of a group which intends to solicit proxies from other stockholders in support of the nomination; provided, however, that in the event that an Election Meeting is called that is not the annual meeting of stockholders, notice by the stockholder to be timely must be so delivered not later than the close of business on the 15th day following the day on which such notice of the date of the meeting was mailed or public disclosure of such date was made, whichever first occurs. Such notice shall include a signed consent to serve as a director of the corporation, if elected, of each such nominee. The corporation may require any proposed nominee to furnish such other information as may reasonably be required by the corporation to determine the eligibility of such proposed nominee to serve as a director of the corporation.

     SECTION 4. Substitute Nominees. In the event that a person is validly designated as a nominee in accordance with Section 2 or Section 3 of this
Article XII and shall thereafter become unable or unwilling to stand for election to the Board of Directors, the Board of Directors or the stockholder who proposed such nominee, as the case may be, may designate a substitute nominee.

     SECTION 5. Void Nominations. If the Chairman of the Election Meeting determines that a nomination was not made in accordance with the foregoing procedures, such nomination shall be void.


                                 ARTICLE XIII.

                                  AMENDMENTS

     These By-Laws may be altered or repealed and new By-Laws may be made by the affirmative vote, at any meeting of the Board, of a majority of the whole Board of Directors, subject to the rights of the stockholders of the corporation to amend or repeal By-Laws made or amended by the Board of Directors by the affirmative vote of the holders of record of a majority in number of shares of the outstanding stock of the corporation present or represented at any meeting of the stockholders and entitled to vote thereon, provided that notice of the proposed action be included in the notice of such meeting.



                                                                    EXHIBIT 11






          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                   COMPUTATION OF EARNINGS PER COMMON SHARE
                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)
                                          Three Months     Nine Months
                                             Ended            Ended
                                         September 30,    September 30,
                                          ------------     ------------
                                          1997    1996     1997   1996
                                          ----    ----     ----    ----
Net income



  Primary:
    Net income available for
      common shareholders               $  283  $  247  $  668  $  645
                                        ======  ======  ======  ======

Weighted average number of shares

  Primary:
    Average common shares outstanding    155.3   152.7   154.5   151.7
    Common share equivalents resulting
      from assumed exercise of stock
      options                              3.0     3.6     3.1     4.1
                                        ------  ------  ------  ------
                                         158.3   156.3   157.6   155.8
                                        ======  ======  ======  ======
Net income per common share

  Primary                               $ 1.79  $ 1.58  $ 4.24  $ 4.14





Primary earnings per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents are computed using the treasury stock method. An average market price is used to determine the number of common share equivalents for primary earnings per common share. Fully diluted earnings per share are not included as the computation results in less than three percent dilution compared to primary earnings per share.



                                   EXHIBIT 12





           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                     (IN MILLIONS, EXCEPT RATIO AMOUNTS)
                                 (UNAUDITED)

                                                 Nine Months
                                             Ended September 30,
                                             ------------------
                                                1997    1996
Earnings:                                       ----    ----



  Pre-tax income                              $1,061  $1,054

  Add:
    Interest and fixed charges,
      excluding capitalized interest             255     224

    Portion of rent under long-term
      operating leases representative
      of an interest factor                      139     133

    Amortization of capitalized interest           3       2

  Less:  Undistributed equity in earnings
           of investments accounted for
           under the equity method                 8       7
                                              ------  ------


  Total earnings available for fixed charges  $1,450  $1,406
                                              ======  ======

Fixed charges:

  Interest and fixed charges                  $  268  $  234

  Portion of rent under long-term operating
    leases representative of an interest
    factor                                       139     133
                                              ------  ------

  Total fixed charges                         $  407  $  367
                                              ======  ======

Ratio of earnings to fixed charges             3.56x   3.83x