Form 10-K
period 1997-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 1998-03-31
CIK 934612

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to

                        COMMISSION FILE NUMBER: 1-11535

                               ----------------

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
      Common Stock, $0.01 par value                    New York Stock Exchange
                                                       Chicago Stock Exchange
                                                       Pacific Exchange

                               ----------------

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15.5 billion on February 28, 1998. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  Common Stock, $0.01 par value, 156,807,093 shares outstanding as of February 28, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the documents from which parts thereof have been incorporated by reference and the part of the Form 10-K into which such information is incorporated:

   Annual Report to Shareholders for the fiscal year ended
    December 31, 1997.....................................  PARTS I, II, AND IV
   Proxy Statement dated March 9, 1998....................  PART III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Items 1 and 2. Business and Properties....................................    1
Item 3. Legal Proceedings.................................................   10
Item 4. Submission of Matters to a Vote of Security Holders...............   15
EXECUTIVE OFFICERS OF THE REGISTRANT......................................   15

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters..................................................................   16
Item 6. Selected Financial Data...........................................   16
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   16
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......   16
Item 8. Financial Statements and Supplementary Data.......................   18
Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................   18

                                    PART III


Item 10. Directors and Executive Officers of the Registrant...............   18
Item 11. Executive Compensation...........................................   19
Item 12. Security Ownership of Certain Beneficial Owners and Management...   19
Item 13. Certain Relationships and Related Transactions...................   19

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   19
SIGNATURES................................................................  S-1
REPORTS OF INDEPENDENT ACCOUNTANTS AND CONSOLIDATED FINANCIAL STATEMENT
 SCHEDULE.................................................................  F-1
EXHIBITS..................................................................  E-1

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

  On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, ATSF merged with and into BNRR, and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company ("BNSF Railway"). On January 2, 1998, SFP merged with and into BNSF Railway.

  Through March 6, 1998, BNSF also had an equity interest in Santa Fe Pacific Pipeline Partners, L.P. and its operating subsidiary, which operated a 3,300-mile refined petroleum products pipeline system in six western and southwestern states, substantially all of which interest has now been sold. See "PIPELINE INVESTMENT."

  Through its subsidiaries, BNSF is engaged primarily in the rail transportation business. At December 31, 1997, BNSF and its subsidiaries had approximately 44,500 employees.

                                     RAIL

  The rail operations of BNSF Railway, BNSF's principal operating subsidiary, comprise one of the largest railroad systems in the United States. BNSF Railway's business and operations are described below.

TRACK CONFIGURATION

  BNSF Railway operates over a railroad system consisting of, at December 31, 1997, approximately 34,000 route miles of track (excluding, among other things, second main track), approximately 25,400 miles of which are owned route miles, including easements, through 28 states and two Canadian provinces. Approximately 7,800 route miles of BNSF Railway's system consist of trackage rights which permit BNSF Railway to operate its trains with its crews over another railroad's tracks.

  As of December 31, 1997, the total BNSF Railway system--including first, second, third and fourth main tracks, yard tracks, and sidings--consisted of approximately 51,000 operated miles of track, all of which were owned by or held under easement by BNSF Railway except for approximately 8,600 miles operated under trackage rights agreements with other parties. At December 31, 1997, approximately 28,000 miles of BNSF Railway's track consisted of 112-pound per yard or heavier rail, including approximately 18,700 track miles of 131-pound per yard or heavier rail.

EQUIPMENT CONFIGURATION

  BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock (1995 represents pro forma BNSF Railway):

                                                              AT DECEMBER 31,
                                                            --------------------
                                                             1997   1996   1995
                                                            ------ ------ ------
      Diesel Locomotives...................................  4,697  4,434  4,277
                                                            ====== ====== ======
      Freight Cars:
        Box--general purpose...............................  1,042  1,082  1,204
        Box--specially equipped............................ 10,533 10,719 10,985
        Open Hopper........................................ 10,617 10,430 10,497
        Covered Hopper..................................... 43,145 44,112 44,840
        Gondola............................................ 11,845 11,714 11,467
        Refrigerator.......................................  6,606  6,817  7,216
        Autorack...........................................  3,588  3,597  3,600
        Flat...............................................  5,454  5,508  5,774
        Tank...............................................    491    493    505
        Caboose............................................    389    451    485
        Other..............................................    732    732    734
                                                            ------ ------ ------
        Total Freight Cars................................. 94,442 95,655 97,307
                                                            ====== ====== ======
      Domestic Containers.................................. 15,513 15,595 16,230
      Trailers.............................................    721    821    834
      Domestic Chassis.....................................  5,152  5,273  5,274
      Company Service Cars.................................  5,196  6,140  6,084
      Commuter Passenger Cars..............................    141    141    141

  In addition to the containers, trailers, and chassis shown above, BNSF Railway had under short-term leases 11,603 containers, 2,157 trailers, and 18,262 chassis, at December 31, 1997. In addition to the owned and leased locomotives identified above, BNSF Railway operated 196 freight locomotives under power-purchase agreements as of December 31, 1997. The average age from date of manufacture of the locomotive fleet at December 31, 1997, was 10.45 years; the average age from date of manufacture or remanufacture of the freight car fleet at December 31, 1997, was 19.93 years. These averages are not weighted to reflect the greater capacities of the newer equipment.

CAPITAL EXPENDITURES AND MAINTENANCE

  BNSF Railway capital expenditures for the periods indicated were as follows (1995 represents pro forma BNSF Railway):

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
                                                             (IN MILLIONS)
      Maintenance of Way
        Rail........................................... $   286 $   188 $   164
        Ties...........................................     230     191     163
        Surfacing......................................     124     130      96
        Other..........................................     334     345     215
                                                        ------- ------- -------
          Total Maintenance of Way.....................     974     854     638
      Equipment........................................     572     544     284
      Terminal and Line Expansion......................     428     447     335
      Merger Related and Other.........................     208     437      98
                                                        ------- ------- -------
      Total Capital Expenditures....................... $ 2,182 $ 2,282 $ 1,355
      Less Non-Cash Capital Expenditures(1)............     --       48     140
                                                        ------- ------- -------
      Net Cash Capital Expenditures.................... $ 2,182 $ 2,234 $ 1,215
                                                        ======= ======= =======

--------
(1) Consists primarily of directly financed equipment acquisitions.

  The above table does not include expenditures for equipment financed through operating leases (principally, locomotives and rolling stock). BNSF expects 1998 capital expenditures for BNSF Railway to be slightly over $2.0 billion. Approximately $1.1 billion of these expenditures will be for maintaining BNSF's track, signals, bridges and tunnels, and to overhaul locomotives and freight cars. The remainder will be spent on terminal and line expansions, information system projects and an additional 180 locomotives. In addition to these capital expenditures on new locomotives, BNSF Railway will acquire 200 new locomotives under long-term leases in 1998.

  As of December 31, 1997, General Electric Company, the Electro-Motive Division of General Motors Corporation and Boise Locomotive Corporation performed locomotive maintenance and overhauls for BNSF Railway under various maintenance agreements that covered approximately 2,000 locomotives. These agreements require the work to be done at BNSF Railway's facilities using BNSF Railway employees.

  The majority of maintenance of way expenditures for track have been for rail and tie refurbishment and track resurfacing. The extent of the BNSF Railway track maintenance program (1995 represents pro forma BNSF Railway) is depicted in the following table:

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                             1997   1996   1995
                                                            ------ ------ ------
      Track miles of rail laid: (1)........................  1,035  1,139    945
      Cross ties inserted (thousands)(1)...................  2,941  3,768  2,974
      Track resurfaced (miles)(1).......................... 12,430 12,033 11,088

--------
(1) Includes expenditures for both maintenance of existing route system and expansion projects. These expenditures are primarily capitalized.

  BNSF Railway anticipates that the 1998 track maintenance of way program, together with expansion projects, will result in the installation of approximately 1,000 track miles of rail, the replacement of about 3 million ties, and the resurfacing of approximately 11,000 miles of track.

PROPERTY AND FACILITIES

  BNSF Railway operates facilities and equipment to maintain its track, locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These include 39 major intermodal hubs located across the system and nine intermodal hub centers off-line used in connection with haulage agreements with other railroads. BNSF Railway's largest intermodal facilities in terms of 1997 volume are:

      INTERMODAL FACILITIES                                               UNITS
      ---------------------                                              -------
      Hobart Yard (Los Angeles)......................................... 824,000
      Corwith Yard (Chicago)............................................ 663,000
      Willow Springs (Illinois)......................................... 555,000
      Chicago Hub Center (Cicero, Illinois)............................. 403,000
      Alliance (Texas).................................................. 353,000
      Seattle International Gateway (SIG)............................... 207,000
      Tacoma............................................................ 195,000

  BNSF Railway owns 28 automotive distribution facilities where automobiles are loaded or unloaded from multi-level rail cars and serves eight port facilities. Argentine Yard in Kansas City, Kansas, Barstow Yard in Barstow, California, and Northtown Yard in Minneapolis, Minnesota are BNSF Railway's largest freight car classification yards.

  A substantial portion of all railroad property, real or personal, owned by BNSF Railway is subject to liens securing, as of December 31, 1997, approximately $467 million of mortgage bonds. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations, as referred to in
Note 12 to the consolidated financial statements on page 31 of BNSF's 1997 Annual Report to Shareholders, which information is hereby incorporated by reference.

EMPLOYEES AND LABOR RELATIONS

  Productivity as measured by revenue ton miles per employee has risen steadily in the last three years, while compensation and benefits expense per revenue ton mile declined from 1995 to 1996, and increased from 1996 to 1997, as shown in the table below (1995 represents pro forma BNSF Railway):

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1997   1996   1995
                                                           ------ ------ ------
Thousand revenue ton-miles divided by average number of
 employees................................................  9,769  9,398  8,968
Compensation and benefits expense per thousand revenue
 ton-miles................................................ $ 6.30 $ 6.23 $ 6.61

  Labor unions represent approximately 88 percent of BNSF Railway employees under collective bargaining agreements with 13 different labor organizations. The collective bargaining agreements reached in 1996 and 1997 as a result of industry-wide and certain local labor contract negotiations will remain in effect through at least December 31, 1999 and until new agreements are reached or the Railway Labor Act's procedures are exhausted.

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

BUSINESS MIX

  In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions and ports of the country, BNSF Railway transports a range of commodities derived from manufacturing, agricultural, and natural resource industries. Accordingly, its financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels.

  Major markets served directly by BNSF Railway include Albuquerque, Amarillo, Billings, Birmingham, Cheyenne, Chicago, Corpus Christi, Dallas, Denver, Des Moines, Duluth/Superior, Fargo/Moorhead, Fort Worth, Galveston, Houston, Kansas City, Lincoln, Little Rock, Los Angeles, Memphis, Mobile, New Orleans, Oklahoma City, Omaha, Phoenix, Portland, Reno, Salt Lake City, San Antonio, the San Francisco Bay area, St. Louis, St. Paul/Minneapolis, Seattle, Spokane, Springfield (Missouri), Tacoma, Tulsa, Wichita, Vancouver (British Columbia), and Winnipeg (Manitoba). Other major cities are served through Intermodal Market Extension ("IMX") terminals located at various off-line points. Major ports served include Galveston, Houston, Long Beach, Los Angeles, New Orleans, Mobile, Portland, Richmond (Oakland), San Diego, Seattle, Duluth/Superior, Tacoma and Vancouver (British Columbia). BNSF Railway also accesses the Mexican market through the United States/Mexico crossings at Brownsville, Eagle Pass and El Paso, Texas and San Diego, California and, through an agreement with the Texas Mexican Railway Company, reaches Laredo, Texas, a major border crossing point.

  In 1997, approximately 27 percent of revenues were derived from Intermodal traffic and approximately 23 percent were derived from the transportation of Coal. About 13 percent of 1997 revenues reflected the transportation of Agricultural Commodities, with the balance largely accounted for by the Chemicals, Forest Products, Consumer Goods, Metals, Automotive, and Minerals business groups.

  Intermodal. The Intermodal freight business consists of the hauling of freight containers or truck trailers by combinations of water, rail, or motor carriers. The intermodal business is highly service-driven, and in many cases motor carriers and railroads work jointly to provide intermodal service. The first such joint intermodal arrangement was Quantum, through which BNSF Railway and J. B. Hunt Transport provide customers full service, customized door-to-door transportation (truck and rail), with a common communication system and integrated billing at a single rate.

  Intermodal 1997 results include revenue from four types of business:

  . Direct Marketing. Direct marketing efforts resulted in approximately 33 percent of total intermodal revenue. These center around traffic contracted from United Parcel Service and the United States Postal Service, and service for nationwide LTL (Less-Than-Truckload) carriers including Yellow Freight, Roadway Express, and Consolidated Freightways.

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

  . International. International business consists primarily of traffic from steamship companies and accounted for approximately 27 percent of intermodal revenues.

  Coal. Based on carloadings and tons hauled, BNSF Railway is the largest transporter of western low-sulfur coal in the United States. Approximately 90 percent of BNSF Railway's coal traffic originated in the Powder River Basin of Wyoming and Montana during the three years ended December 31, 1997. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States.

  BNSF Railway also transports increasing amounts of low-sulfur coal from the Powder River Basin for delivery to markets in the eastern and southeastern portion of the United States. The low-sulfur coal from the Powder River Basin is abundant, inexpensive to mine and clean-burning. Because the Clean Air Act of 1990 requires power plants to reduce harmful emissions either by burning coal with a lower sulfur content or by installing expensive scrubbing units by the year 2000, opportunities for increased shipments of this low-sulfur coal still exist. Also, deregulation in the electric utility industry is expected to cause utilities to seek lower cost fuel sources and boost demand for Powder River Basin coal.

  Other coal shipments originate principally in Wyoming, Colorado, and New Mexico and are moved to electrical generating stations and industrial plants in the Midwest and Southwest.

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

  Chemicals. The Chemicals business is comprised of fertilizer, petroleum and chemical commodities. Chemicals and plastics resins are transported for industrial and agricultural use. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks to produce other chemical and plastic products. Access to significant additional chemicals producers along the Louisiana and Texas Gulf Coasts was gained as a result of the agreement and conditions resulting from the merger of the Union Pacific and Southern Pacific railroads. Agricultural minerals include sulphur that generally moves to the Gulf

Coast and from there via vessels to Florida and overseas markets for use in making phosphatic fertilizers. Potash is transported to domestic markets and to export points for markets in Canada, Mexico, and overseas.

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

  Consumer Goods. Beverages, canned goods, and perishables are the principal food commodities moved by BNSF Railway. Other consumer products handled include sugars and sweeteners, cotton, salt, rubber and tires, machinery, aircraft parts, military and miscellaneous boxcar shipments. Shipments of waste, ranging from municipal waste to contaminated soil, move to landfills and reclamation centers across the country.

  Metals. The Metals business serves virtually all of the commodities included in or resulting from the production of steel. Taconite, an iron ore derivative produced in northern Minnesota, scrap steel, and coal coke are BNSF Railway's primary input products, while finished steel products range from structural beams and steel coils to wire and nails. BNSF Railway also hauls both ferrous and non-ferrous products including recyclable metals. BNSF Railway links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams, and coiled rod to the construction industry. Various non-ferrous products such as copper, lead, and aluminum are transported for the beverage, automotive, and telecommunications industries.

  Automotive. The Automotive group is responsible for both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest.

  Minerals. Commodities in this group include clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Both the oil and the construction industries are serviced. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, is moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and for use in foundry and oil drilling applications.

  Freight Statistics. The following tables set forth certain freight statistics relating to rail operations for the periods indicated. Amounts shown for 1995 represent pro forma BNSF Railway; certain amounts have been reclassified to reflect changes in the business groups and to conform to current year presentation.

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
      Revenue ton-miles (millions)..................  424,588  411,059  409,418
      Freight revenue per thousand revenue ton-
       miles........................................ $  19.81 $  19.71 $  19.69
      Average haul per ton (miles)..................      935      875      864

REVENUES

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                             1997   1996   1995
                                                            ------ ------ ------
                                                               (IN MILLIONS)
      Intermodal........................................... $2,282 $2,039 $1,949
      Coal.................................................  1,972  1,973  1,962
      Agricultural Commodities.............................  1,087  1,171  1,290
      Chemicals............................................    793    765    712
      Forest Products......................................    573    556    557
      Consumer Goods.......................................    505    470    486
      Metals...............................................    424    413    397
      Automotive...........................................    422    396    396
      Minerals.............................................    352    319    313
                                                            ------ ------ ------
      Total Freight Revenue................................  8,410  8,102  8,062
      Other Revenue........................................      3     39     35
                                                            ------ ------ ------
          Total Revenues................................... $8,413 $8,141 $8,097
                                                            ====== ====== ======

CARS/UNITS

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1997  1996  1995
                                                               ----- ----- -----
                                                                (IN THOUSANDS)
      Intermodal.............................................. 2,854 2,570 2,527
      Coal.................................................... 1,862 1,854 1,878
      Agricultural Commodities................................   577   587   664
      Chemicals...............................................   467   448   435
      Forest Products.........................................   335   334   347
      Consumer Goods..........................................   349   308   332
      Metals..................................................   374   391   399
      Automotive..............................................   264   251   264
      Minerals................................................   263   249   257
                                                               ----- ----- -----
          Total Car/Units..................................... 7,345 6,992 7,103
                                                               ===== ===== =====

AVERAGE REVENUE PER CAR/UNIT

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1997   1996   1995
                                                           ------ ------ ------
      Intermodal.......................................... $  800 $  793 $  771
      Coal................................................  1,059  1,064  1,045
      Agricultural Commodities............................  1,884  1,995  1,943
      Chemicals...........................................  1,698  1,708  1,637
      Forest Products.....................................  1,710  1,665  1,605
      Consumer Goods......................................  1,447  1,526  1,464
      Metals..............................................  1,134  1,056    995
      Automotive..........................................  1,598  1,578  1,500
      Minerals............................................  1,338  1,281  1,218
                                                           ------ ------ ------
          AVERAGE REVENUE PER CAR/UNIT.................... $1,145 $1,159 $1,135
                                                           ====== ====== ======

GOVERNMENT REGULATION AND LEGISLATION

  Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board of the United States Department of Transportation ("DOT"), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration ("OSHA"), and state regulatory agencies. The Surface Transportation Board, which is the successor to the Interstate Commerce Commission, has jurisdiction over certain rates, routes, and services, the extension, sale, or abandonment of rail lines, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

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

  The railroad industry, including BNSF Railway, will become subject to future requirements regulating air emissions from diesel locomotives that will increase operating and capital costs. Regulations applicable to new and rebuilt locomotives were issued by the United States Environmental Protection Agency ("EPA") in December 1997. These regulations, which are not yet effective, will be phased in between 2000 and 2010. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. The State of California has previously indicated to the EPA that it will support the federal rule as proposed subject to slight technical modifications; the regulations issued in December 1997 are similar in most respects to the proposed regulations.

  Many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. For further discussion, reference is made to Note 15 to the consolidated financial statements on pages 33 and 34 of BNSF's 1997 Annual Report to Shareholders, which information is hereby incorporated by reference.

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

  As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway's primary rail competitor in the western region of the United States is Union Pacific Railroad Company ("UP"), which now includes the former Southern Pacific Transportation Company ("SP") and Chicago & North Western Transportation Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway. Coal, one of BNSF Railway's primary commodities, has experienced significant pressure on rates due to competition from the effort of UP as well as from BNSF Railway's effort to penetrate new markets.

  The Surface Transportation Board ("STB") approved the proposed common control and merger of rail carriers controlled by UP and SP in its written decision dated August 12, 1996, and the transaction was consummated on September 11, 1996. As a condition of the merger, BNSF Railway gained rights to approximately 4,000 miles of track and purchased more than 335 miles of track from UP/SP. Additionally, in late 1997, BNSF was granted temporary access to additional UP/SP lines in the Gulf Coast area by order of the STB. Approval of the UP/SP transaction created an enhanced competitor to BNSF Railway. The Board's decision also provided BNSF Railway with greater access to Gulf Coast and West Coast markets and improved its route structure.

  On February 13, 1998, BNSF Railway and UP announced their agreement to exchange half interests in the two pieces of the former SP rail line between Houston and New Orleans now separately owned by the two railroads. Under the agreement, both railroads will have access to all customers, including chemical, steel, gas and other companies, along the entire line, including former SP branch lines. The two railroads also agreed to set up a joint regional dispatching center at Spring, Texas in March 1998 for all of their Gulf Coast train operations in order to better manage train flows in and through Houston.

  BNSF is monitoring the proposed disposition of Consolidated Rail Corporation (Conrail) between CSX Corporation and Norfolk Southern Corporation and related filings with the STB to determine the impact, if any, on BNSF Railway. Conrail, CSX and Norfolk Southern operate the three largest rail systems in the eastern United States. In February 1998, Canadian National Railway Company ("CN") and Illinois Central Corporation ("IC") entered into a definitive agreement under which CN will acquire IC, subject to STB approval. CN is Canada's largest railroad and reaches the U.S. cities of Detroit and Chicago, while IC has operations extending from Chicago to the Gulf of Mexico, and west through Iowa. BNSF is monitoring the CN/IC proceeding before the STB to determine any potential competitive impacts.

                              PIPELINE INVESTMENT

  Santa Fe Pacific Pipelines, Inc. ("SFP Pipelines"), an indirect, wholly-owned subsidiary of BNSF, served as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership") and of its operating partnership subsidiary, SFPP, L.P. SFP Pipelines owned a two percent interest as the Partnership's and SFPP, L.P.'s general partner and an approximate 42 percent interest as limited partner of the Partnership. As general partner, SFP Pipelines received two percent of all amounts available for distribution by the Partnership and an additional incentive depending upon the level of cash distributions paid to holders of limited partner interests in the Partnership ("Partnership Units"). SFP Pipeline Holdings, Inc., an indirect, wholly-owned subsidiary of BNSF ("SFP Holdings"), had outstanding $219 million principal amount of Variable Rate Exchangeable Debentures due 2010 (the "VREDs") at December 31, 1997. The VREDs were exchangeable under certain circumstances or at final maturity, for substantially all of the Partnership Units owned by SFP Pipelines.

  On October 18, 1997, SFP Pipelines and SFP Holdings entered into an agreement with Kinder Morgan Energy Partners, L.P. ("Kinder Morgan") pursuant to which Kinder Morgan acquired substantially all of SFP Pipelines' interests in the Partnership and SFPP, L.P. for approximately $84 million on March 6, 1998. In addition, the agreement called for the interest of SFP Pipelines in SFPP, L.P. to be partially redeemed for a cash distribution of $5.8 million, with SFP Pipelines retaining only a .5% special limited partnership interest in SFPP, L.P. Consummation of the transaction caused an "Exchange Event" under the VRED agreement and VRED holders became eligible to receive either cash equal to the par value of the VREDs or substantially all of the Kinder Morgan units received by SFP Pipelines in exchange for its Partnership Units. Kinder Morgan has agreed to pay and perform all obligations of SFP Holdings related to the VREDs and has agreed to indemnify and hold harmless BNSF and its subsidiaries from and against any and all losses, costs, damages, expenses, liabilities and claims arising or resulting from or relating to, among other things, the Partnership, SFPP, L.P. or the VREDs.

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

  On July 22, 1993, the ICC served an order in response to the D.C. Circuit's February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand-Alone Cost principles in assessing the reasonableness of BNSF Railway wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. On October 28, 1994, plaintiffs filed their opening evidence arguing that the revenue received by BNSF Railway exceeded the stand alone costs of transporting that traffic and that BNSF Railway rates were unreasonably high. BNSF Railway filed its evidence March 29, 1995, showing that the stand alone costs of transporting the traffic exceeded the revenue derived by BNSF Railway on that traffic and that consequently, its rates were not unreasonably high. The parties filed briefs simultaneously on August 16, 1995. In a decision served August 14, 1997, in McCarty Farms, Inc. et al. v. Burlington Northern Inc., No. 37808, the STB, successor to the ICC, found that the challenged rates of BNSF Railway for export wheat and barley were not shown to exceed a maximum reasonable level. The STB dismissed the proceeding in its entirety. Plaintiffs have filed petitions to review the STB decision before the D.C. Circuit and the Montana District Court. The Montana District Court case has been stayed pending decision by the D. C. Circuit Court where oral argument is presently scheduled for September 1998.

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

  On November 18, 1994, the jury rendered a verdict denying plaintiff's request for prospective rate relief and that plaintiff take nothing on its principal claims of "gross inequity." However, BNSF Railway was assessed damages approximating $56 million relating to plaintiff's alternative claim of unjust enrichment. On January 20, 1995, the trial court rendered a judgment on the verdict in an amount approximating $74 million, which included attorneys' fees and interest. The judgment further awarded post-judgment interest at 10 percent per annum and issued declaratory orders pertaining to the two contracts. BNSF Railway filed its notice of appeal in the case on February 17, 1995 and posted a bond staying enforcement of the judgment in the Court of Appeals for the Sixth Court of Appeals District of Texas, Texarkana, Texas (Burlington Northern Railroad Company v. Southwestern Electric Power Company, No. 06-95-00024-CV). By decision dated April 30, 1996, the Court of Appeals reversed the judgment of the trial court and rendered judgment in favor of BNSF Railway. SWEPCO was assessed costs of appeal, and was denied two motions for rehearing before the Court of Appeals. The Texas Supreme Court subsequently granted SWEPCO's application for discretionary review of the appellate decision. The matter was argued on October 8, 1997. On March 13, 1998, the Texas Supreme Court affirmed the judgment of the Court of Appeals in all respects.

ENVIRONMENTAL PROCEEDINGS

  BNSF Railway has been advised that it is a target of a Grand Jury investigation in the United States District Court for the Eastern District of Missouri with respect to former railcar cleaning activities conducted by independent contractors at Cherryville, Missouri. The proceeding relates to alleged violations of federal environmental protection statutes with respect to lead contamination at several sites in the Cherryville area. In addition, BNSF Railway has received personal injury claims from certain individuals formerly residing at or near some of these sites. The Missouri Department of Natural Resources ("DNR") also is investigating the matter with respect to possible violations of state environmental protection laws and has indicated that it may seek a civil penalty from BNSF Railway. BNSF Railway and another potentially responsible party had previously prepared investigation and remediation plans in conjunction with the DNR. BNSF Railway modified the plans and is expediting and implementing a response with DNR approval.

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

  On December 30, 1996, BNSF Railway was named a defendant in a lawsuit by the Wisconsin Department of Natural Resources (State of Wisconsin v. Burlington Northern Railroad Company, Case No. 96 CV403, Circuit Court, Douglas County) in connection with two separate matters in Superior, Wisconsin. One of the matters involves the alleged obligation to close a waste water holding pond located on property which BNSF Railway does not own. The State alleges that BNSF Railway is an owner or operator of the pond and is subject to the obligation because of its discharge of treated wastewater into the pond. The other matter relates to petroleum impacts to property formerly owned by BNSF Railway. The current owner discovered the petroleum and debris when excavating the property. It is possible that BNSF Railway will be required to pay monetary sanctions to the State in excess of $100,000 in connection with the resolution of these two matters.

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

CROW RESERVATION CROSSING ACCIDENT CASE

  In November 1993, there was an accident at a BNSF Railway crossing located within the boundaries of the Crow reservation in which three members of the Crow tribe were killed. The crossing, which is located on a rural gravel road just south of Lodge Grass, Montana, was protected by crossbucks and advance warning signs.

  A lawsuit was filed in the Crow Tribal Court (Estates of Red Wolf, Red Horse and Bull Tail v. Burlington Northern Railroad Company, Case No. 94-31) on behalf of the estates of the driver and the two passengers. One of the passenger cases was severed and has yet to go to trial. The other two cases proceeded to trial in January 1996 and, on February 6, 1996, a Crow Tribal Court jury rendered a verdict against BNSF Railway for compensatory damages in the total amount of $250 million. On August 19, 1997, pursuant to the request of plaintiffs, the Tribal Court entered an amended judgment reducing the amount of the judgment from $250 million to $25 million.

  BNSF Railway has filed an appeal to the Crow Court of Appeals in and for the Crow Indian Reservation seeking, among other things, to have the case dismissed on the basis that the Crow Tribal Court lacks subject matter jurisdiction over these claims. If the appellate court fails to grant relief to BNSF Railway, BNSF Railway will pursue its defenses in federal court. On February 26, 1996, the Federal District Court for the District of Montana entered an order enjoining any action by the Tribal Court plaintiffs to enforce the judgment pending appeal through the tribal court and federal court systems. BNSF Railway was required to post a $5 million bond with the federal court. The Tribal Court plaintiffs appealed that decision to the United States Court of Appeals for the Ninth Circuit.

  On January 29, 1997, the Ninth Circuit issued an opinion which reversed the district court and remanded the matter to that trial court with directions to dissolve the injunction. The basis for the appellate court's decision was a determination that BNSF Railway had failed to exhaust its remedies in the tribal court. Following denial of BNSF Railway's petition for rehearing, BNSF Railway petitioned the United States Supreme Court for a writ of certiorari with respect to the Ninth Circuit's decision on May 16, 1997. On October 6, 1997, the Supreme Court issued an order in which it granted BNSF Railway's petition, vacated the Ninth Circuit's judgment and remanded the case to the Ninth Circuit for further consideration in light of the Supreme Court's decision in Strate v. A-1 Contractors, 117 S. Ct. 1404 (1997). In light of the reduction of the judgment against BNSF Railway to $25 million, this matter is no longer considered a possible material legal proceeding and therefore no further information will be given as to this matter.

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

  Reference is made to Note 6 to the consolidated financial statements on page 29 of BNSF's 1997 Annual Report to Shareholders for information concerning certain pending administrative appeals with the Internal Revenue Service, which information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted by BNSF to a vote of its securities holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Listed below are the names, ages, and positions of all executive officers of BNSF (excluding Robert D. Krebs, an executive officer who is also a director of BNSF, information as to whom is included in BNSF's Proxy Statement dated March 9, 1998) and their business experience during the past five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, resignation, or removal.

DOUGLAS J. BABB, 45

  Senior Vice President-Merchandise Business Unit since August 1997. Prior to that, Senior Vice President and Chief of Staff from September 1995 to August 1997, and Vice President and General Counsel of BNRR from December 1986 to September 1995.

THOMAS N. HUND, 44

  Vice President and Controller since September 1995. Prior to that, Vice President and Controller of SFP from July 1990.

JEFFREY R. MORELAND, 53

  Senior Vice President-Law and Chief of Staff since February 1998. Prior to that, Senior Vice President-Law and General Counsel from September 1995, and Vice President-Law and General Counsel of SFP from October 1994 to January 1998, and Vice President-Law and General Counsel of ATSF from June 1989 to December 1996.

MATTHEW K. ROSE, 38

  Senior Vice President and Chief Operations Officer since August 1997. Prior to that, Senior Vice President-Merchandise Business Unit from May 1996, Vice President-Chemicals and Plastics of ATSF and BNRR from January 1996, Vice President, South Region Field Marketing of BNRR from January 1995, Vice President, Automotive of BNRR from June 1994, and General Manager, Automotive Facilities and Technology of BNRR from January 1993. Prior to that, Vice President-Transportation of Triple Crown Services, a subsidiary of Norfolk Southern Corporation.

CHARLES L. SCHULTZ, 50

  Senior Vice President-Intermodal and Automotive Business Unit since February 1996. Prior to that, Vice President-Intermodal of ATSF and BNRR from September 1995, Vice President-Intermodal of ATSF from January 1994, Vice President-Management Services of ATSF from June 1991, and Vice President-Information Services of ATSF from July 1989.

DENIS E. SPRINGER, 52

  Senior Vice President and Chief Financial Officer since September 1995. Prior to that, Senior Vice President and Chief Financial Officer of SFP from October 1993 to January 1998, and Senior Vice President, Treasurer and Chief Financial Officer of SFP from January 1992.

GREGORY T. SWIENTON, 48

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  BNSF's common stock is listed on the New York Stock Exchange under the symbol "BNI." The common stock is also listed on the Chicago Stock Exchange and Pacific Exchange. Information as to the high and low sales prices of such stock for the two years ending December 31, 1997 and the frequency and amount of dividends declared on such stock during such period, is set forth below the heading "Quarterly Financial Data-Unaudited" on page 39 of BNSF's 1997 Annual Report to Shareholders and is hereby incorporated by reference. The approximate number of record holders of the common stock at January 31, 1998 was 64,000.

ITEM 6. SELECTED FINANCIAL DATA

  There is disclosed on page 1 of BNSF's 1997 Annual Report to Shareholders selected financial data of BNSF for each of the last five fiscal years. Such data with respect to the following topics are incorporated by reference to Registrant's Current Report on Form 8-K (Date of earliest event reported:
February 6, 1998): Revenues; Operating income; Income before extraordinary item and cumulative effect of change in accounting method; Accounting change/Extraordinary item; Net income; Basic earnings per share; Diluted earnings per share; Dividends declared per common share; Total assets; and Long-term debt and commercial paper, including current portion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 13 through 20 of BNSF's 1997 Annual Report to Shareholders is hereby incorporated by reference to Registrant's Current Report on Form 8-K (Date of earliest event reported: February 6, 1998).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  In the ordinary course of business, BNSF utilizes various financial instruments which inherently have some degree of market risk. The quantitative information presented below and the additional qualitative information presented in the Managements Discussion and Analysis of Financial Condition and Results of Operations section of the 1997 Annual Report to Shareholders describe significant aspects of BNSF's financial instrument programs which have material market risk.

 Interest Rate Sensitivity

  The table below provides information about BNSF's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations as of December 31, 1997. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

 Long-term Debt

                                    MATURITY DATE
                         ----------------------------------------          FAIR
                         1998  1999  2000  2001  2002  THEREAFTER TOTAL   VALUE
                         ----  ----  ----  ----  ----  ---------- ------  ------
  Fixed Rate Debt (in
   millions)............ $108  $256  $138  $204  $258    $3,587   $4,551  $4,734
  Average Interest Rate. 7.78% 7.46% 6.47% 7.96% 7.16%     7.31%    7.33%    --
  Variable Rate Debt (in
   millions)............  --    --    --    --   $738       --    $  738  $  738
  Average Interest Rate.  --    --    --    --   5.84%      --      5.84%    --

  In the above table, BNSF has included $668 million of commercial paper borrowings in 2002 maturities. As discussed in Note 12 to the consolidated financial statements contained in the 1997 Annual Report to Shareholders, the commercial paper program is supported by BNSF's $1.5 billion, five-year revolving credit agreement which is scheduled to expire on November 12, 2002. BNSF classified commercial paper borrowings as long-term debt in the consolidated balance sheet at December 31, 1997.

 Interest Rate Swaps

  From time to time, BNSF enters into various interest rate hedging transactions for purposes of managing exposure to flucuations in interest rates. At December 31, 1997, BNSF had entered into swap transactions reflected in the table below which fixed the interest rate on its commercial paper debt.

                                                     MATURITY
                                                       DATE
                                                     ----------
                                                                          FAIR
                                                     1998  1999  TOTAL  VALUE(1)
                                                     ----  ----  -----  --------
      Variable to Fixed Swaps (in millions)......... $250  $125  $375     $ (2)
      Average Pay Rate.............................. 6.04% 6.14% 6.07%     --
      Average Receive Rate.......................... 5.67% 5.73% 5.69%     --

--------
(1) Represents unrealized loss as of December 31, 1997.

 Treasury Lock

  In anticipation of a future debt issuance, BNSF had entered into treasury lock transactions, based on the 30-year U.S. treasury rate, as reflected in the following table as of December 31, 1997.

                                                          MATURITY DATE
                                                          -------------   FAIR
                                                              1998      VALUE(1)
                                                          ------------- --------
      Variable to Fixed Lock (in millions)...............     $200        $  0
      Average Pay Rate...................................     5.88%        --

--------
(1) Represents unrealized gain (loss) as of December 31, 1997.

 Commodity Price Sensitivity

  BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap and collar transactions which are accounted for as hedges. Swap transactions are typically based on the price of pipeline delivery Gulf Coast #2 heating oil and require BNSF to purchase a defined quantity at a defined price. Swap transactions are generally settled in cash with the counterparty. Based on historical information, BNSF believes there is a significant correlation between the market prices of diesel fuel and Gulf Coast #2 heating oil.

  The table below provides information about BNSF's diesel fuel hedging instruments that are sensitive to changes in commodity prices. For diesel fuel swaps and forward purchase contracts the table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of December 31, 1997. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSFs diesel fuel.

                                     MATURITY DATE
                                -----------------------
                                 1998    1999    2000    TOTAL  FAIR VALUE (1)
                                ------- ------- ------- ------- --------------
Diesel Fuel Swaps:
  Gallons (in millions)........     479     302     189     970      $(24)
  Weighted average price per
   gallon...................... $0.5384 $0.5207 $0.5174 $0.5288       --
Diesel Fuel Forward Purchase
 Contracts:
  Gallons (in millions)........     144     --      --      144      $  2
  Weighted average price per
   gallon...................... $0.4790     --      --  $0.4790       --

--------
(1) Represents unrealized gain (loss) (in millions) based on the price of Gulf Coast #2 heating oil at December 31, 1997.

  Additionally, at December 31, 1997, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF's overall financial position and therefore represent no significant market exposure.

 Equity Price Sensitivity

  In November 1997, BNSF sold equity put options to an independent third party and received cash proceeds of approximately $1 million. The option contract is for physical settlement on May 5, 1998; however, it permits a net-share or net-cash settlement method at the BNSF's election. The table below presents notional amounts in shares of BNSF common stock and the contract price by contractual maturity date as of December 31, 1997.

 Common Stock Put Options

                                                          MATURITY
                                                            DATE
                                                          --------
                                                            1998   FAIR VALUE(1)
                                                          -------- -------------
      Contract Number of Shares.......................... 500,000       $ 0
      Option Strike Price................................     $88        --

--------
(1) Represents unrealized gain (loss) (in millions) as of December 31, 1997.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of BNSF and subsidiary companies, together with the reports thereon, appearing in Part IV of this Report on Form 10-K and on pages 21 through 39 of BNSF's 1997 Annual Report to Shareholders, are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors of BNSF is provided on pages 3 through 5 of BNSF's proxy statement dated March 9, 1998, under the heading "Name, Age and Business Experience of the Company's Nominees for Directors" and the information under that heading is hereby incorporated by reference.

  Information concerning the executive officers of BNSF (excluding one executive officer who is also a director of BNSF) is included in Part I of this Report.

  Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is provided in the last paragraph on page 8 of BNSF's Proxy Statement dated March 9, 1998, and that information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning the compensation of directors and executive officers of BNSF is provided on page 6 under the heading "Directors' Compensation" and pages 15 through 20 under the heading "EXECUTIVE COMPENSATION AND OTHER INFORMATION" in BNSF's proxy statement dated March 9, 1998, and the information under those headings is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the ownership of BNSF equity securities by management is provided on pages 7 through 8 under the heading "SECURITY OWNERSHIP OF MANAGEMENT" of BNSF's proxy statement dated March 9, 1998, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is provided on page 7 under the heading "Certain Relationships and Related Transactions" of BNSF's proxy statement dated March 9, 1998, and the information under that heading is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

                                                                         PAGE
                                                                       --------
1. Consolidated Financial Statements:
Report of Price Waterhouse LLP........................................    [21*]
Report of Coopers & Lybrand L.L.P.....................................      F-2
Consolidated Statement of Income for the three years ended December
 31, 1997.............................................................    [22*]
Consolidated Balance Sheet at December 31, 1997 and 1996..............    [23*]
Consolidated Statement of Cash Flows for the three years ended
 December 31, 1997....................................................    [24*]
Consolidated Statement of Changes In Stockholders' Equity for the
 three years ended December 31, 1997..................................    [25*]
Notes to Consolidated Financial Statements............................ [26-39*]

--------
  (*Incorporated by reference from the indicated pages of BNSF's 1997 Annual
     Report to Shareholders.)

2. Consolidated Financial Statement Schedules for the three years ended
 December 31, 1997:
Report of Price Waterhouse LLP............................................ F-1
Report of Coopers & Lybrand L.L.P......................................... F-2
Schedule II--Valuation and Qualifying Accounts............................ F-3

  Schedules other than that listed above are omitted because they are not required or applicable, or the required information is included in the consolidated financial statements or related notes.

3. Exhibits:

  See Index to Exhibits on pages E-1E-4 for a description of the exhibits filed as a part of this Report.

(b) Reports on Form 8-K

  BNSF filed the following Current Reports on Form 8-K during the quarter ended December 31, 1997, or subsequently:

  Current Report on Form 8-K (Date of earliest event reported: February 6,
1998) which referenced under Item 5, Other Events, and filed as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, the following material from the registrant's 1997 Annual Report to
Shareholders: Consolidated Financial Highlights, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements and Footnotes and Report of Management and Reports of Independent Accountants thereon.

                                   SIGNATURES

  BURLINGTON NORTHERN SANTA FE CORPORATION, PURSUANT TO THE REQUIREMENTS OF
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Burlington Northern Santa Fe
                                           Corporation

                                                   /s/ Robert D. Krebs
                                          By: _________________________________
                                                       Robert D. Krebs
                                                   Chairman, President and
                                                   Chief Executive Officer

Dated: March 30, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF BURLINGTON NORTHERN SANTA FE CORPORATION AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE                                     TITLE
                 ---------                                     -----


          /s/ Robert D. Krebs               Chairman, President and Chief Executive
___________________________________________   Officer (Principal Executive Officer),
              Robert D. Krebs                 and Director

         /s/ Denis E. Springer              Senior Vice President and Chief Financial
___________________________________________   Officer (Principal Financial Officer)
             Denis E. Springer

          /s/ Thomas N. Hund                Vice President and Controller (Principal
___________________________________________   Accounting Officer)
              Thomas N. Hund

        /s/ Joseph F. Alibrandi*            Director
___________________________________________
            Joseph F. Alibrandi

          /s/ Jack S. Blanton*              Director
___________________________________________
              Jack S. Blanton

        /s/ John J. Burns, Jr.*             Director
___________________________________________
            John J. Burns, Jr.

         /s/ George Deukmejian*             Director
___________________________________________
             George Deukmejian

          /s/ Daniel J. Evans*              Director
___________________________________________
              Daniel J. Evans

          /s/ Bill M. Lindig*               Director
___________________________________________
              Bill M. Lindig

         /s/ Vilma S. Martinez*             Director
___________________________________________
             Vilma S. Martinez


                 SIGNATURE                                     TITLE
                 ---------                                     -----


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

          /s/ Marc J. Shapiro*              Director
___________________________________________
              Marc J. Shapiro

                                            Director
___________________________________________
              Arnold R. Weber

          /s/ Robert H. West*               Director
___________________________________________
              Robert H. West

         /s/ J. Steven Whisler*             Director
___________________________________________
             J. Steven Whisler

      /s/ Edward E. Whitacre, Jr.           Director
___________________________________________
          Edward E. Whitacre, Jr.

         /s/ Ronald B. Woodard              Director
___________________________________________
             Ronald B. Woodard

         /s/ Michael B. Yanney              Director
___________________________________________
             Michael B. Yanney


                           /s/ Jeffrey R. Moreland
                     *By: ________________________________
                               Jeffrey R. Moreland
                          Senior Vice President-Law and
                                 Chief of Staff
                                Attorney in Fact

Dated: March 30, 1998

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Burlington Northern Santa Fe Corporation and Subsidiaries

  Our audits of the consolidated financial statements for the years ended December 31, 1997 and 1996 referred to in our report dated February 6, 1998 appearing on page 21 of the 1997 Annual Report to Shareholders of Burlington Northern Santa Fe Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2. of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein for the years ended December 31, 1997 and 1996 when read in conjunction with the related consolidated financial statements.

                                          Price Waterhouse LLP

Chicago, Illinois
February 6, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Burlington Northern Santa Fe Corporation and Subsidiaries

  We have audited the consolidated financial statements of Burlington Northern Santa Fe Corporation and Subsidiaries for the year ended December 31, 1995, which financial statements are included on pages 22 through 39 of the 1997 Annual Report to Shareholders of Burlington Northern Santa Fe Corporation and incorporated by reference herein. We have also audited the financial statement schedule for the year ended December 31, 1995 listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Burlington Northern Santa Fe Corporation and Subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

  As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for periodic major locomotive overhauls in 1995.

                                          Coopers & Lybrand, L.L.P.

Fort Worth, Texas
February 15, 1996, except as to the information presented in Note 8 for which the date is February 6, 1998

                                  SCHEDULE II

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN MILLIONS)

       COLUMN A          COLUMN B  COLUMN C   COLUMN D     COLUMN E     COLUMN F
       --------         ---------- --------- ----------- ------------- ----------
                        BALANCE AT ADDITIONS ADDITION OF               BALANCE AT
                        BEGINNING   CHARGED      SFP                     END OF
      DESCRIPTION       OF PERIOD  TO INCOME ACCRUAL(1)  DEDUCTIONS(2) PERIOD(3)
      -----------       ---------- --------- ----------- ------------- ----------
December 31, 1997
Casualty and
 environmental
 liabilities...........    $810      $165       $ -          $264         $711
                           ====      ====       ====         ====         ====
December 31, 1996
Casualty and
 environmental
 liabilities...........    $916      $188       $ -          $294         $810
                           ====      ====       ====         ====         ====
December 31, 1995
Casualty and
 environmental
 liabilities...........    $637      $164       $320         $205         $916
                           ====      ====       ====         ====         ====

--------
(1) Represents SFP's recorded liability at date of merger of BNI and SFP.
(2) Principally represents cash payments.
(3)Classified in the consolidated balance sheet as follows:

                                                                 1997 1996 1995
                                                                 ---- ---- ----
      Casualty and environmental liabilities (current
       liabilities)............................................. $263 $267 $290
      Casualty and environmental liabilities (noncurrent
       liabilities).............................................  448  543  626
                                                                 ---- ---- ----
                                                                 $711 $810 $916
                                                                 ==== ==== ====

                    BURLINGTON NORTHERN SANTA FE CORPORATION

                               INDEX OF EXHIBITS

 XHIBITE
 NUMBER   DESCRIPTION
-------   -----------
  3.1     Amended and Restated Certificate of Incorporation of BNSF (amended as of September
          11, 1995). Incorporated by reference to Exhibit 3.1 to BNSF's Report on Form 10-Q for the quarter ended September 30, 1995.
  3.2     By-Laws of BNSF (amended as of September 18, 1997). Incorporated by reference to
          Exhibit 3.1 to BNSF's Report on Form 10-Q for the quarter ended September 30,
          1997.
  4       BNSF is not filing any instruments evidencing indebtedness because the total amount of securities authorized under any single such instrument does not exceed
          10% of BNSF's total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
 10.1*    Burlington Northern Santa Fe Non-Employee Directors' Stock Plan. Incorporated by
          reference to Appendix A to BNSF's Proxy Statement dated March 5, 1996. Amendment to Burlington Northern Santa Fe Non-Employee Directors' Stock Plan dated January
          16, 1997 is incorporated by reference to Exhibit 10.1 to BNSF's Report on Form 10-
          K for the fiscal year ended December 31, 1996.
 10.2*    Burlington Northern Santa Fe Corporation 1987 Stock Option Incentive Plan.
          Incorporated by reference to BNSF's Registration Statement on Form S-8 (File No.
          33-62833).
 10.3*    Burlington Northern Santa Fe Corporation Incentive Compensation Plan. Incorporated
          by reference to BNSF's Registration Statement on Form S-8 (File No. 33-62835).
 10.4*    Burlington Northern Inc. Senior Executive Survivor Benefit Plan as of April 1,
          1986. Incorporated by reference to Amendment No. 1 to BNI's Report on Form 10-K for the fiscal year ended December 31, 1987.
 10.5*    Burlington Northern Inc. Deferred Compensation Plan as amended effective January
          1, 1991. Incorporated by reference to Exhibit 10.5 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1995.
 10.6*    Burlington Northern Inc. Performance Share Unit Plan (1981) as of January 1, 1988.
          Incorporated by reference to Amendment No. 1 to BNI's Report on Form 10-K for the
          fiscal year ended December 31, 1987.
 10.7*    Burlington Northern Inc. 1987 Performance Share Unit Plan as of January 1, 1988.
          Incorporated by reference to Amendment No. 1 to BNI's Report on Form 10-K for the
          fiscal year ended December 31, 1987.
 10.8*    Burlington Northern Inc. Supplemental Benefits Plan (as amended and restated
          effective September 21, 1995). Incorporated by reference to Exhibit 10.8 to BNSF's
          Report on Form 10-K for the fiscal year ended December 31, 1995.
 10.9*    1989 Burlington Northern Inc. Restricted Stock Incentive Plan. Incorporated by
          reference to BNI's Report on Form 10-K for the fiscal year ended December 31,
          1990.
 10.10*   Burlington Northern Santa Fe Corporation 1990 Directors Stock Option Plan.
          Incorporated by reference to BNSF's Registration Statement on Form S-8 (File No.
          33-62825).
 10.11*   Burlington Northern Santa Fe Incentive Bonus Stock Program. Incorporated by
          reference to Exhibit 10.11 to BNSF's Report on Form 10-K for the fiscal year ended
          December 31, 1995. Amendment of Burlington Northern Santa Fe Incentive Bonus Stock
          Program dated January 14, 1998.

--------
*Management contract or compensatory plan or arrangement.

10.12*  Burlington Northern Santa Fe Corporation 1992 Stock Option Incentive Plan.
        Incorporated by reference to BNSF's Registration Statement on Form S-8 (File No.
        33-62839).
10.13*  Burlington Northern Santa Fe 1996 Stock Incentive Plan. Incorporated by reference to Appendix B to BNSF's Proxy Statement dated March 5, 1996. Amendment of
        Burlington Northern Santa Fe 1996 Stock Incentive Plan dated January 15, 1998.
10.14*  Burlington Northern Santa Fe Supplemental Retirement Plan. Incorporated by
        reference to Exhibit 10.1 to BNSF's Report on Form 10-Q for the quarter ended
        September 30, 1996.
10.15*  Burlington Northern Santa Fe Estate Enhancement Program, as amended and restated
        effective October 1, 1996. Incorporated by reference to Exhibit 10.15 to BNSF's
        Report on Form 10-K for the fiscal year ended December 31, 1996.
10.16*  Agreement between BNSF and Robert D. Krebs dated as of January 30, 1997.
        Incorporated by reference to Exhibit 10.16 to BNSF's Report on Form 10-K for the
        fiscal year ended December 31, 1996.
10.17*  Form of BNSF Change-in-Control Agreement (applicable to Messrs. Babb, Moreland,
        Schultz, Springer, and Hund). Incorporated by reference to Exhibit 10.17 to BNSF's
        Report on Form 10-K for the fiscal year ended December 31, 1996.
10.18*  Employment Agreement by and between Burlington Northern Inc. and Gregory T.
        Swienton. Incorporated by reference to Exhibit 10.23 to BNI's Report on Form 10-K for the fiscal year ended December 31, 1994.
10.19*  Burlington Northern Santa Fe Deferred Compensation Plan for Directors as amended
        January 16, 1997. Incorporated by reference to Exhibit 10.19 to BNSF's Report on
        Form 10-K for the fiscal year ended December 31, 1996.
10.20*  Burlington Northern Inc. Nonqualified 401(k) Restoration Plan. Incorporated by
        reference to Exhibit 10.20 to BNSF's Report on Form 10-K for the fiscal year ended
        December 31, 1995.
10.21*  Burlington Northern Inc. Form of Severance Agreement and amendments through
        September 18, 1995 (applicable to Messrs. Rose and Swienton as of March 13, 1998).
        Incorporated by reference to Exhibit 10.21 to BNSF's Report on Form 10-K for the
        fiscal year ended December 31, 1995. Amendment to Form of Severance Agreement
        dated December 3, 1997.
10.22*  Burlington Northern Inc. Director's Charitable Award Program. Incorporated by
        reference to Exhibit 10.22 to BNSF's Report on Form 10-K for the fiscal year ended
        December 31, 1995.
10.23*  Burlington Northern Santa Fe Salary Exchange Option Program. Incorporated by
        reference to Exhibit 10.23 to BNSF's Report on Form 10-K for the fiscal year ended
        December 31, 1995. Amendment to Burlington Northern Santa Fe Salary Exchange
        Option Program dated January 15, 1997 is incorporated by reference to Exhibit
        10.23 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1996.
10.24*  Santa Fe Pacific Corporation Supplemental Retirement Plan ("Supplemental Plan").
        Incorporated by reference to Exhibit 10(d) to SFP's Report on Form 10-K for the
        fiscal year ended December 31, 1984. Supplemental Plan as amended October 1, 1989, and Amendment to Supplemental Plan dated February 27, 1990, are incorporated by reference to Exhibit 10(d) to SFP's Report on Form 10-K for the fiscal year ended
        December 31, 1989. Amendment to Supplemental Plan dated March 22, 1994, and effective January 1, 1994, is incorporated by reference to Exhibit 10.24 to BNSF's
        Report on Form 10-K for the fiscal year ended December 31, 1995.
10.25*  SFP Incentive Stock Compensation Plan. Incorporated by reference to Exhibit 10(e)
        to SFP's Report on Form 10-K for the fiscal year ended December 31, 1985.
        Amendments to SFP Incentive Stock Compensation Plan dated May 28, 1987 and October
        29, 1987 are incorporated by reference to Exhibit

--------
*Management contract or compensatory plan or arrangement.

        10(e) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1987.
        Amendments to SFP Incentive Stock Compensation Plan dated March 8, 1989, June 8,
        1989, and February 27, 1990 are incorporated by reference to Exhibit 10(e) to
        SFP's Report on Form 10-K for the fiscal year ended December 31, 1989. Amendment to SFP Incentive Stock Compensation Plan effective as of July 24, 1990 is incorporated by reference to SFP's Report on Form 10-Q for the quarter ended June
        30, 1990. Amendment to SFP Incentive Stock Compensation Plan dated December 4,
        1990, is incorporated by reference to Exhibit 10(e) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1990.
10.26*  SFP Form of Severance Agreement dated November 2, 1987 (applicable to Mr. Springer as of March 13, 1998), as adopted in May 1987 and amended in October 1987.
        Incorporated by reference to Exhibit 10(j) to SFP's Report on Form 10-K for the
        fiscal year ended December 31, 1987. Amendment to Form of Severance Agreement
        dated July 24, 1990 is incorporated by reference to SFP's Report on Form 10-Q for the quarter ended June 30, 1990. Amendment to Form of Severance Agreement adopted
        January 25, 1994 is incorporated by reference to Exhibit 10.1 to SFP's Report on
        Form 10-Q for the quarter ended June 30, 1994. Amendment to Form of Severance
        Agreement dated March 28, 1995 is incorporated by reference to Exhibit 10.5 to
        SFP's Report on Form 10-K for the fiscal year ended December 31, 1994. Amendment to Form of Severance Agreement dated December 3, 1997. Amendment to Form of
        Severance Agreement dated February 6, 1998 (Mr. Hund).
10.27*  Burlington Northern Santa Fe Directors' Retirement Plan. Incorporated by reference to Exhibit 10.29 to BNSF's Report on Form 10-K for the fiscal year ended December
        31, 1995.
10.28*  Benefits Protection Trust Agreement dated as of January 22, 1996 by and between
        BNSF and Bankers Trust Company. Incorporated by reference to Exhibit 10.28 to
        BNSF's Report on Form 10-K for the fiscal year ended December 31, 1996.
10.29*  Retirement Benefit Agreement dated February 26, 1992 between SFP and R. D. Krebs.
        Incorporated by reference to Exhibit 10(l) to SFP's Report on Form 10-K for the
        fiscal year ended December 31, 1991.
10.30*  Amended and Restated Trust Agreement dated as of April 1, 1994 by and between SFP and The Bank of New York. Incorporated by reference to Exhibit 10.32 to BNSF's
        Report on Form 10-K for the fiscal year ended December 31, 1995.
10.31*  Trust Agreement dated as of July 26, 1994 by and between SFP and The Bank of New
        York. Incorporated by reference to Exhibit 10.33 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1995.
10.32*  The Atchison, Topeka and Santa Fe Railway Company Incentive Compensation Plan.
        Incorporated by reference to Exhibit 10(n) to SFP's Report on Form 10-K for the
        fiscal year ended December 31, 1991.
10.33*  Burlington Northern Santa Fe Long Term Incentive Stock Plan. Incorporated by
        reference to BNSF's Registration Statement on Form S-8 (File No. 33-63247).
10.34*  Santa Fe Pacific Corporation Supplemental Retirement and Savings Plan.
        Incorporated by reference to Exhibit 10(s) to SFP's Report on Form 10-K for the
        fiscal year ended December 31, 1993.
10.35*  Burlington Northern Santa Fe Incentive Stock Compensation Plan. Incorporated by
        reference to BNSF's Registration Statement on Form S-8 (File No. 33-63253).
10.36*  The Burlington Northern and Santa Fe Railway Company Severance Plan.
10.37*  Burlington Northern Santa Fe Corporation Senior Management Stock Deferral Plan.
12      Computation of Ratio of Earnings to Fixed Charges. Incorporated by reference to
        Exhibit 12 to BNSF's Registration Statement on Form S-3 (File No. 333-48227).
13      1997 Annual Report to Shareholders of BNSF (Consolidated Financial Highlights on
        page 1, and pages 13-39, only.)

--------
*Management contract or compensatory plan or arrangement.

21    Subsidiaries of BNSF.
23.1  Consent of Price Waterhouse LLP.
23.2  Consent of Coopers & Lybrand L.L.P.
24    Powers of Attorney
27    Financial Data Schedule.

--------
*Management contract or compensatory plan or arrangement.