Form 10-K/A
period 1997-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 1998-04-03
CIK 934612

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                             ----------------------

                                  Form 10-K/A

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                      OR


[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________to________


                        Commission File Number: 1-11535

                                  __________

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

          Securities registered pursuant to Section 12(b) of the Act:

                                 Name of each exchange
Title of each class              on which registered
---------------------            ---------------------
Common Stock, $0.01 par value    New York Stock Exchange
                                 Chicago Stock Exchange
                                 Pacific Exchange


                                 ----------------------

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     See Index to Exhibits on page E-1 for a description of the exhibit filed as a part of this Report.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BURLINGTON NORTHERN SANTA FE CORPORATION

                                       By: /s/ Thomas N. Hund
                                           ------------------------------------
                                               Thomas N. Hund
                                               Vice President and Controller


Dated:  April 1, 1998

                   BURLINGTON NORTHERN SANTA FE CORPORATION

                               INDEX OF EXHIBITS

Exhibit
-------
Number Description
------------------

13 1997 Annual Report to Shareholders on BNSF (Consolidated Financial highlights on page 1, and pages 13-39, only.)