Form 10-Q
period 1998-03-31
BURLINGTON NORTHERN SANTA FE CORP
filed 1998-05-14
CIK 934612

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


                                                       Shares
            Class                           Outstanding at April 30, 1998

Common stock, $.01 par value                      157,585,511 shares

                                      -




                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                   Three Months Ended
                                        March 31,
                                   ------------------
                                       1998     1997
                                       ----     ----


Revenues                              $2,162  $2,024
                                      ------  ------

Operating expenses:
  Compensation and benefits              702     693
  Purchased services                     231     216
  Depreciation and amortization          202     190
  Equipment rents                        191     200
  Fuel                                   182     196
  Materials and other                    207     200
                                      ------  ------

    Total operating expenses           1,715   1,695
                                      ------  ------

Operating income                         447     329
Interest expense                          88      84
Other income (expense), net               77      (3)
                                      ------  ------

Income before income taxes               436     242
Income tax expense                       171      92
                                      ------  ------

Net income                            $  265  $  150
                                      ======  ======

Earnings per common share:
  Basic                               $ 1.69  $ 0.97
                                      ======  ======
  Diluted                             $ 1.67  $ 0.96
                                      ======  ======


Average shares (in millions)
  Basic                                156.4   153.9
  Dilutive potential common shares       2.0     2.5
                                      ------  ------
  Diluted                              158.4   156.4
                                      ======  ======


Dividends declared per common share   $ 0.30  $ 0.30



See accompanying notes to consolidated financial statements.





          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                                  March 31,  December 31,
                                                     1998       1997
                                                  ---------   --------
Current assets:



  Cash and cash equivalents                        $    33   $    31
  Accounts receivable, net                             569       635
  Materials and supplies                               213       205
  Current portion of deferred income taxes             333       333
  Other current assets                                  37        30
                                                   -------   -------
    Total current assets                             1,185     1,234

Property and equipment, net                         19,421    19,211
Other assets                                         1,062       891
                                                   -------   -------
      Total assets                                 $21,668   $21,336
                                                   =======   =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities   $ 1,905   $ 1,952
  Long-term debt due within one year                   108       108
                                                   -------  --------
      Total current liabilities                      2,013     2,060

Long-term debt and commercial paper                  5,158     5,181
Deferred income taxes                                5,203     5,175
Casualty and environmental reserves                    431       448
Employee, merger and separation costs                  444       469
Other liabilities                                    1,312     1,191
                                                   -------   -------
      Total liabilities                             14,561    14,524
                                                   -------   -------

Commitments and contingencies (See note 3)

Stockholders' equity:
  Common stock, $.01 par value, 300,000,000
    shares authorized; 158,102,246 shares and
    156,746,601 shares issued, respectively              2         2
  Additional paid-in capital                         5,088     4,995
  Retained earnings                                  2,081     1,863
  Accumulated other comprehensive income                (7)       (7)
  Other                                                (57)      (41)
                                                   -------   -------
      Total stockholders' equity                     7,107     6,812
                                                   -------   -------
      Total liabilities and stockholders'
        equity                                     $21,668   $21,336
                                                   =======   =======



See accompanying notes to consolidated financial statements.




          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                                     Three Months Ended
                                                         March 31,
                                                     ------------------
                                                       1998      1997
                                                       ----      ----
Operating Activities:



  Net income                                           $ 265   $ 150
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      202     190
      Deferred income taxes                               28      40
      Employee, merger and separation costs paid         (30)    (31)
      Other, net                                         (31)    (11)
      Sale of accounts receivable                         19      20
      Other changes in working capital                     8    (285)
                                                      ------  ------
Net cash provided by operating activities                461      73
                                                      ------  ------

Investing Activities:
  Cash used for capital expenditures                    (366)   (296)
  Other, net                                             (82)    (35)
                                                      ------  ------
Net cash used for investing activities                  (448)   (331)
                                                      ------  ------

Financing Activities:
  Net increase (decrease) in commercial paper and
    bank loans                                         (122)    263
  Proceeds from issuance of long-term debt              127     121
  Payments on long-term debt                            (26)   (100)
  Dividends paid                                        (47)    (46)
  Proceeds from stock options exercised                  63      19
  Other, net                                             (6)      1
                                                     ------  ------
Net cash provided by (used for) financing activities    (11)    258
                                                     ------  ------

Increase in cash and cash equivalents                     2       -
Cash and cash equivalents:
  Beginning of period                                    31      47
                                                     ------  ------
  End of period                                      $   33  $   47
                                                     ======  ======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized              94      74
  Income taxes refunded, net                             (1)     (3)




See accompanying notes to consolidated financial statements.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Accounting policies and interim results

The consolidated financial statements should be read in conjunction with the Burlington Northern Santa Fe Corporation Annual Report on Form 10-K for the year ended December 31, 1997, including the financial statements and notes thereto incorporated by reference from the Registrant's 1997 Annual Report to Shareholders. The consolidated financial statements include the accounts of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively, "BNSF" or "Company"). BNSF was incorporated in Delaware on December 16, 1994. The Company's principal operating subsidiary is The Burlington Northern and Santa Fe Railway Company ("BNSF Railway"). All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.
In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of March 31, 1998 and December 31, 1997 and the consolidated results of operations for the three month periods ended March 31, 1998 and 1997 have been included.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements, including the restatement of prior periods. For the quarters ended March 31, 1998 and 1997, the Company's comprehensive income was equal to net income.

Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee, merger and separation liabilities totaling $521 million are included in the consolidated balance sheet at March 31, 1998. During the first three months of 1998, the Company paid $30 million of employee, merger and separation costs.

At March 31, 1998, approximately $77 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years, except for certain costs related to conductors, trainmen and locomotive engineers which will be paid upon the employees' separation or retirement, as well as certain benefits for clerical employees which may be paid on an installment basis, generally over five to ten years or in some cases through retirement. In addition, certain merger-related costs have been recorded as operating expenses.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at 352 sites, at which it is being asked to participate in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $11 million during the first three months of 1998 for mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has accruals of approximately $200 million for remediation and restoration of all known sites. BNSF anticipates that the majority of the accrued costs at March 31, 1998, will be paid over the next five years. No individual site is considered to be material.

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

The railroad industry, including BNSF Railway, is subject to future requirements regulating air emissions from diesel locomotives that will increase their operating costs. Final regulations applicable to new and rebuilt locomotive engines were promulgated by the Environmental Protection Agency on April 16, 1998. These regulations, which in most respects become effective June 15, 1998, will be phased in between 2000 and 2010. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. The State of California has previously indicated to the Environmental Protection Agency that it will support the federal rule as proposed subject to slight technical modifications. Presently, the magnitude of any future expense is unknown.

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

As of March 31, 1998, BNSF had entered into forward purchases for approximately 330 million gallons at an average price of approximately 47 cents per gallon, and fuel swaps for approximately 1.2 billion gallons at an average price of approximately 52 cents per gallon.

The above prices do not include taxes, fuel handling costs, certain transportation costs and any differences which may occur from time to time between the price of commodities hedged and the purchase price of BNSF's diesel fuel.

BNSF's fuel hedging program covers approximately 85 percent of estimated fuel purchases for the remaining nine months of 1998, and approximately 35 percent, 25 percent and 10 percent of estimated fuel purchases for 1999, 2000 and 2001, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized losses from BNSF's fuel hedging transactions were approximately $63 million as of March 31, 1998. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

5. Sale of Investment in Pipeline Partnerships

Santa Fe Pacific Pipelines, Inc. ("SFP Pipelines"), an indirect, wholly-owned subsidiary of BNSF, served as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership") and of its operating partnership subsidiary, SFPP, L.P. SFP Pipelines owned a two percent interest as the Partnership's and SFPP, L.P.'s general partner and an approximate 42 percent interest as limited partner of the Partnership. As general partner, SFP Pipelines received two percent of all amounts available for distribution by the Partnership and an additional incentive depending upon the level of cash distributions paid to holders of limited partner interests in the Partnership ("Partnership Units"). SFP Pipeline Holdings, Inc., an indirect, wholly-owned subsidiary of BNSF (SFP Holdings), had outstanding $219 million principal amount of Variable Rate Exchangeable Debentures due 2010 (the "VREDs") at March 31, 1998.

In October 1997, SFP Pipelines and SFP Holdings, entered into an agreement with Kinder Morgan Energy Partners, L.P. ("Kinder Morgan") pursuant to which Kinder Morgan acquired substantially all of SFP Pipelines' interests in the Partnership and SFPP, L.P. for approximately $84 million in cash on March 6, 1998. The Partnership was liquidated as part of the transaction and each Partnership Units was converted into the right to receive 1.39 Kinder Morgan common units. SFP Pipelines' 8,148,148 Partnership Units were converted into the right to receive 11,325,925 Kinder Morgan common units. In addition, the agreement called for the interest of SFP Pipelines in SFPP, L.P. to be partially redeemed for a cash distribution of $5.8 million, with SFP Pipelines retaining only a 0.5 percent special limited partnership interest in SFPP, L.P. The Company recognized a $67 million one-time pre-tax gain ($32 million or $0.20 per share on a diluted basis after-tax) at the time of the sale.

Consummation of the transaction caused an "Exchange Event" under the VRED agreement and VRED holders became eligible to receive either cash equal to the par value of the VREDs or substantially all of the Kinder Morgan units received by SFP Pipelines in exchange for its SFP Common Units. Kinder Morgan has agreed to pay and perform all obligations of SFP Holdings related to the VREDs and has agreed to indemnify and hold harmless BNSF and its subsidiaries from and against any and all losses, costs, damages, expenses, liabilities and claims arising or resulting from or relating to, among other things, the Partnership, SFPP, L.P. or the VREDs.

In April 1998, an amendment to the VREDs Registration Statement on Form S-4 announcing the intention to offer to exchange the VREDs for the partnership units of Kinder Morgan was filed. Subsequently, an exchange prospectus was distributed to unit holders who have until May 26, 1998 to elect to exchange the VREDs. Any unit holders who do not elect the exchange will have their VREDs redeemed in cash.

6. COMMON STOCK

On April 16, 1998, the stockholders of BNSF approved an amendment to the Company's Amended and Restated Certificate of Incorporation that increased the number of authorized shares of common stock from 300 million to 600 million.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis relates to the financial condition and results of operations of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively "BNSF", "Registrant" or "Company"). The Company's principal operating subsidiary is The Burlington Northern and Santa Fe Railway Company ("BNSF Railway"). All earnings per share information is stated on a diluted basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997.

BNSF recorded net income for the first quarter of 1998 of $265 million or $1.67 per common share, compared with first quarter 1997 net income of $150 million or $0.96 per common share. The increase in net income is a result of increased revenue in coal, merchandise and intermodal sectors, partially offset by only a 1 percent increase in operating expense despite an 8 percent increase in cars and units handled. In addition, more moderate winter weather in the first quarter of 1998 relative to 1997 and the initial phase of a real estate portfolio sale contributed to the improvement. Additionally, as discussed in Note 5 to the consolidated financial statements, the increase in net income was partially due to a $67 million pre-tax gain ($32 million after-tax or $0.20 per common share) on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. Excluding the after-tax gain on the pipelines sale, BNSF's adjusted net income was $233 million or $1.47 per common share for the first quarter of 1998.

REVENUES


The following table presents BNSF's revenue information by commodity for the three months ended March 31, 1998 and 1997 and includes certain reclassifications of prior year information to conform to current year presentation.
                                                                   Revenue
                                                 Revenue        Per Thousand
                               Revenues         Ton Miles         Ton Miles
                             ------------     -------------     -------------
                             1998    1997     1998     1997     1998     1997
                             ----    ----     ----     ----     ----     ----
                            (In Millions)    (In Millions)


Intermodal                $  561  $  516      19,448   18,232  $28.85  $28.30
Coal                         558     489      49,160   39,653   11.35   12.33
Agricultural Commodities     279     292      14,481   15,153   19.27   19.27
Chemicals                    197     191       8,051    7,201   24.47   26.52
Metals and Minerals          194     175       8,792    7,350   22.07   23.81
Forest Products              147     136       6,829    6,049   21.53   22.48
Consumer Goods               132     118       4,852    4,407   27.21   26.78
Automotive                    92     106       1,501    1,579   61.29   67.13
                          ------  ------    --------   ------  ------  ------
Total Freight Revenues     2,160   2,023     113,114   99,624  $19.10  $20.31
                                            ========   ======  ======  ======
Other Revenues                 2       1
                          ------  ------
Total Operating Revenues  $2,162  $2,024
                          ======  ======


Total revenues for first quarter of 1998 were $2,162 million or 7 percent higher compared with revenues of $2,024 million for the first quarter of 1997.

Intermodal revenues of $561 million for the first quarter of 1998 increased $45 million or 9 percent reflecting increases in all sectors. Direct marketing revenues benefited from increased units shipped for Yellow Freight. International revenues were up due to volume gains associated with diversion of traffic from Union Pacific Corporation ("UP") to BNSF. Truckload revenues increased due to volume growth from J.B. Hunt and Schneider, and from new Triple Crown business.

Coal revenues of $558 million for the 1998 first quarter increased $69 million or 14 percent primarily due to favorable operating conditions as a result of a more moderate winter in 1998 and from volume gains associated with the diversion of business from UP to BNSF.

Agricultural Commodities revenues of $279 million for the 1998 first quarter were $13 million or 4 percent lower than revenues for the 1997 first quarter due to weak corn and wheat export markets through the Pacific Northwest.

Metals and minerals revenues of $194 million for the first quarter of 1998 were $19 million or 11 percent higher than the first quarter of 1997 and were led primarily by volume increases in steel products. Strength in the aluminum, clay and rock and specialty minerals also contributed to the increase in revenues.

Forest products revenues of $147 million for the 1998 first quarter were $11 million or 8 percent higher than the 1997 first quarter primarily due to pulpboard volume gains as a result of the diversion of traffic from UP to BNSF. Additionally, lumber volumes increased due to higher construction activity.

Consumer goods revenues of $132 million for the 1998 first quarter were $14 million or 12 percent higher than the 1997 first quarter primarily due to volume increases in corn syrup traffic to Mexico and a milder winter in 1998 which favorably impacted sugar traffic. Additionally, government and machinery revenues increased due primarily to higher movements for Boeing.

Automotive revenues of $92 million for the 1998 first quarter were $14 million or 13 percent lower than the first quarter of 1997 reflecting decreases in volume due to the loss of Ford's Southwestern United States business and a rail industry shortage of vehicle carriers.

EXPENSES

Total operating expenses for the first quarter of 1998 were $1,715 million, an increase of $20 million or 1 percent, compared with operating expenses for the 1997 first quarter of $1,695 million. The operating ratio improved significantly to 79.3 percent for the first quarter of 1998, compared with an
83.7 percent operating ratio for the first quarter 1997.

Compensation and benefits expenses of $702 million were $9 million or 1 percent higher than the first quarter of 1997. The increase was primarily due to wage increases, higher incentive compensation expense (minimal amounts were earned in the first quarter of 1997) and increased employment, partially offset by increased operating efficiency due to less severe weather in the first quarter of 1998.

Purchased services of $231 million for the first quarter of 1998 were $15 million or 7 percent higher than the 1997 first quarter due principally to volume driven increases in ramping, drayage and distribution services expenses.

Equipment rents expenses for the first quarter of 1998 of $191 million were $9 million or 5 percent lower than the 1997 first quarter reflecting lower private railcar expense and lower time and mileage payments for freight cars as a result of improved equipment utilization.

Fuel expenses of $182 million for the first quarter of 1998 were $14 million or 7 percent lower than the first quarter of 1997, as a result of a 9 cent or 13 percent decrease in the average price paid per gallon of diesel fuel partially offset by a 7 percent increase in consumption.

Materials and other expenses of $207 million for the first quarter of 1998 were $7 million or 4 percent higher than the 1997 first quarter principally reflecting a decrease in credits from the sale of easements, and higher casualty and locomotive material expenses, partially offset by lower personal injury and employee relocation expenses.

Interest expense for the first quarter of 1998 increased by $4 million to $88 million reflecting higher debt levels partially offset by lower interest rates.

Other income (expense), net was $80 million higher than the 1997 first quarter due primarily to the $67 million pre-tax gain on the pipelines sale in 1998. Excluding the gain on the pipeline partnerships sale, other income (expense), net for the first quarter of 1998 was $13 million higher than 1997 due to gains on the initial phase of a real estate portfolio sale. This increase was partially offset by higher accounts receivable sale fees due to the increase in receivables sold.

Income tax expense of $171 million was $79 million higher in the first quarter of 1998 due to higher pre-tax income and a higher effective tax rate resulting from the sale of the Company's interest in the pipeline partnerships.

CAPITAL RESOURCES AND LIQUIDITY

CASH FROM OPERATIONS

Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, or leasing of assets.

Operating activities provided cash of $461 million for the three months ended March 31, 1998 compared with $73 million for the three months ended March 31, 1997. The increase in cash from operations was in part caused by higher net income and a $293 million decrease in cash used for working capital. This variance was partially a result of the Company's efforts to reduce the higher accounts receivable balances due to the integration issues arising from the implementation of a new revenue system in 1997. In addition, higher accrued federal income taxes, due principally to the pipelines sale and increases in accounts payable and accrued incentive compensation liabilities also contributed to decreased cash used for working capital. BNSF's cash outflows from investing activities for the three months ended March 31, 1998 predominately consisted of capital expenditures of $366 million. Cash outflows for financing activities of $11 million principally reflect a decrease in commercial paper borrowings and dividends paid, partially offset by net proceeds from long-term debt borrowings and proceeds from the exercise of employee stock options.

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

At March 31, 1998, there were no borrowings against either the long-term or short-term revolving credit agreements and the maturity value of commercial paper outstanding was $623 million, leaving a total remaining capacity of $877 million under the long-term revolving credit agreement available and $500 million under the short-term credit agreement available.

In March 1998, BNSF issued $100 million of 6.05% medium-term notes due March 15, 2031, under the August 1997 shelf registration of debt securities. These notes can be put back to the Company in March 2001. The net proceeds were used for general corporate purposes including the repayment of commercial paper. Subsequent to this transaction, the August 1997 shelf registration had $250 million of potential borrowings remaining.

In March 1998, the Company filed a new shelf registration of debt securities, including medium-term notes, that may be issued in one or more series at an aggregate offering price not to exceed $500 million. Additionally, in April 1998, prior to the effective date of the new shelf registration, the Company amended the August 1997 shelf registration to combine it with the March 1998 shelf registration. The combined shelf registration has $750 million of borrowing capacity remaining.

CAPITAL EXPENDITURES


A breakdown of cash capital expenditures is set forth in the following table
(in millions):
                                    Three Months Ended
                                        March 31,
                                    ------------------
                                       1998    1997
                                       ----    ----


Maintenance of Way                     $201    $121
Equipment                                73      87
Expansion Projects                       77      50
Other                                    15      38
                                       ----    ----

Total                                  $366    $296
                                       ====    ====



The increase in Maintenance of Way expenditures principally reflects an acceleration of spending for rail programs due to mild winter weather in the first quarter of 1998. For the three months ended March 31, 1998, BNSF laid a total of 98 track miles of new and secondhand rail compared to 65 track miles for the three months ended March 31, 1997. Equipment expenditures were $14 million lower than 1997 reflecting a decrease in locomotive purchases partially offset by minor increases in locomotive overhauls and remanufactured freight cars. Expansion projects increased to $77 million from $50 million due to additional capacity expansion projects to meet higher demand and relieve congestion. The $23 million decrease in other is a result of lower merger related improvements in yards, line connections and information systems.

DIVIDENDS

Common stock dividends declared for the three months ended March 31, 1998 and 1997 were $0.30 per common share. Dividends paid on common stock during the first three months of 1998 and 1997 were $47 million and $46 million, respectively. On January 15, 1998, BNSF's Board of Directors declared a regular quarterly common stock dividend of $0.30 per share to stockholders of record on March 10, 1998 to be paid on April 1, 1998.

CAPITAL STRUCTURE

BNSF's ratio of total debt to total capital was 43 percent and 44 percent at March 31, 1998 and December 31, 1997, respectively.

OTHER MATTERS

SURFACE TRANSPORTATION BOARD REVIEW OF RAIL INDUSTRY

Certain interest groups have long sought to subject the rail industry to renewed federal economic regulation. In 1998, these efforts have been focused before Congress and the Surface Transportation Board (the "STB"). In response to a Congressional request, the STB held hearings in which rail access and competition issues were raised by shippers and shipper groups. On April 17, 1998, in Review of Rail Access and Competition Issues, STB Ex Parte No. 575, the STB initiated a review of several rail access and competition issues. The STB stated it would begin rulemaking proceedings to consider revisions to its competitive access rules--under which shippers served by one railroad can obtain service from another--to address quality of service issues, and to consider eliminating the use of product and geographic competition from its analysis in rate relief proceedings to determine if a carrier has market dominance over the traffic involved. On other issues, the STB requested that members of the shipping community and rail industry meet and make recommendations to address competitive access issues not related to quality of service, to consider expanding the role of short-line railroads and other smaller carriers, to establish a formalized dialogue on a regular basis between carriers, their employees, and shippers, and, through a panel of disinterested experts selected by rail and shipping interests, to examine and recommend an appropriate standard for whether railroad revenues are "adequate." Management cannot predict at this time the outcome of these proceedings or the impact, if any, on the Company's results of operations, liquidity or financial position.

YEAR 2000

BNSF has established a committee to evaluate and manage the cost and risk associated with the Company's computer hardware and software becoming year 2000 compliant and to minimize the impact on the Company's operations. The committee has identified the major areas of BNSF's information system that will be affected by year 2000 non-compliance and is in the process of implementing changes and recommending alternative solutions. To date specific spending on year 2000 activities has not been significant. Additionally, BNSF has completed year 2000 compliance on certain systems in conjunction with the merger-related systems integration. Currently, the cost of making the Company's remaining information systems and software year 2000 compliant is estimated to be approximately $20 million and will be incurred over the next two years. Management is also evaluating the impact of year 2000 compliance on other areas of the Company. It is the opinion of management that year 2000 will not have a material adverse effect on the annual results of operations, liquidity or financial position of the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 "Disclosure about Pensions and Other Postretirement Benefits." The Statement is effective for the Company's fiscal year 1998 and provides for modified disclosure about pension and other postretirement benefit plans. The Company does not anticipate significant changes in its disclosures as a result of adopting SFAS No. 132.

In the first quarter of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SoP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SoP is required to be adopted by the Company in 1999 and provides prospective guidance on accounting for internally developed software, and proceeds from the sale of internally developed software. The Company currently capitalizes certain costs related to internally developed software and is presently evaluating the SoP's impact on its results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of business, BNSF utilizes various financial instruments which inherently have some degree of market risk. The qualitative and quantitative information presented in the Managements Discussion and Analysis of Financial Condition and Results of Operations section of the 1997 Annual Report to Shareholders and in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, describe significant aspects of BNSF's financial instrument programs which have material market risk. Presented below updated quantitative information for those programs that have changed significantly from the information reported in Form 10-K.

Commodity Price Sensitivity

As discussed in Note 4 to the Company's consolidated financial statements, BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about the BNSF's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. For diesel fuel swaps and forward purchase contracts the table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of March 31, 1998. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSFs diesel fuel.

                                      Maturity Date
                           ----------------------------------
                                                                                          Fair

                              1998    1999    2000    2001  Total   Value(1)
                           ------- ------- ------- ------- ------- ----------
Diesel Fuel Swaps:
   Gallons (in millions)       400     403     290     113   1,206  $    (55)
   Weighted average
     price per gallon      $0.5284 $0.5127 $0.5094 $0.4991 $0.5158         -
Diesel Fuel Forward
  Purchase Contracts:
   Gallons (in millions)       329       -       -       -     329  $     (8)
   Weighted average
     price per gallon      $0.4692       -       -       - $0.4692         -


(1) Represents unrealized loss (in millions) based on the price of Gulf Coast #2 heating oil at March 31, 1998.

Equity Price Sensitivity

The common stock put options sold by the Company in November 1997 expired unexercised on May 5, 1998.

In May 1998, BNSF sold equity put options for 100,000 shares of the Company's common stock at $90 per share to an independent third party and received cash proceeds of approximately $200,000. The option contract is for physical settlement on November 20, 1998; however, it permits a net-share or net-cash settlement method at the BNSF's election.

          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                         PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


COAL TRANSPORTATION CONTRACT LITIGATION

 Reference is made to the discussion in Registrant's Report on Form 10-K for the year ended December 31, 1997 of the action originally filed against BNSF Railway by Southwestern Electric Power Company ("SWEPCO") in the 102nd Judicial Court for Bowie County, Texas seeking a reduction of the transportation rates required to be paid under two coal transportation contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). On March 13, 1998, the Texas Supreme Court rendered judgment in favor of BNSF Railway, unanimously affirming the decision of the Court of Appeals for the Sixth Court of Appeals District of Texas, and assessing SWEPCO costs of appeal (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. 96-0684, Supreme Court of Texas). On April 7, 1998, SWEPCO served its Motion for Rehearing which is pending.

ENVIRONMENTAL PROCEEDINGS


 Reference is made to the discussion in Registrant's Report on Form 10-K for the year ended December 31, 1997 of the action originally filed against BNSF Railway by the Wisconsin Department of Natural Resources (State of Wisconsin v. Burlington Northern Railroad Company, Case No. 96 CV-403, Circuit Court, Douglas County, Wisconsin). BNSF Railway and the State have reached a settlement in principle calling for BNSF Railway to reimburse the State for $30,000 in costs and to pay a civil forfeiture of $85,000, a penalty assessment of $18,700, an environmental assessment of $8,500, and costs and attorneys' fees of $10,000, for a total of $152,200. A stipulation signed by the parties would be subject to court approval.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 At the April 16, 1998, annual meeting of stockholders, the Company's stockholders elected 15 directors, each for a one-year term, and voted on one Company proposal, one stockholder proposal included in the Company's proxy materials, and three stockholder proposals raised from the floor at the meeting.

Election of Fifteen Directors
-----------------------------
      The stockholders elected the Company's fifteen nominees to the fifteen directors positions by the vote shown below; one stockholder nominee received the votes shown below but was not elected.

      Nominees (Elected*)           Votes For         Withheld
      -------------------           ---------         --------
      Joseph F. Alibrandi*         138,687,726        1,158,120
      Jack S. Blanton*             137,423,134        2,422,712
      John J. Burns, Jr.*          138,756,102        1,089,744
      George Deukmejian*           137,422,881        2,422,965
      Robert D. Krebs*             138,550,968        1,294,878
      Bill M. Lindig*              137,504,295        2,341,551
      Vilma S. Martinez*           138,658,559        1,187,287
      Roy S. Roberts*              138,777,785        1,068,061
      Marc J. Shapiro*             120,710,678       19,135,168
      Arnold R. Weber*             137,369,962        2,475,884
      Robert H. West*              138,768,698        1,077,148
      J. Steven Whisler*           138,785,266        1,060,580
      Edward E. Whitacre, Jr.*     138,770,204        1,075,642
      Ronald B. Woodard*           138,771,830        1,074,011
      Michael B. Yanney*           138,762,026        1,083,820
      William S. Purdy                   1,960                0

Company Proposal
----------------
The stockholders approved a Company proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase authorized shares from 300,000,000 to 600,000,000 by the following vote:

      For                123,184,797
      Against             16,144,537
      Abstentions            516,512
      Broker Non-Votes             0

Stockholder Proposals

The stockholders did not approve a stockholder proposal recommending the establishment of a dividend policy tying dividends to performance benchmarks similar to the manner in which executive compensation is tied to performance-based goals by the following vote:

      For                  8,068,658
      Against            113,733,355
      Abstentions          6,843,718
      Broker Non-Votes    11,200,115

The stockholders did not approve a stockholder proposal raised from the floor recommending that the directors increase the size of the Board by two and nominate one female and one current or former non-officer railroad employee to these positions, and that the Board "nominate and otherwise encourage" the election of persons to the Board of "diverse racial, ethnic and gender background" by the following vote:

      For                      1,155
      Against            139,844,691
      Abstentions                  0
      Broker Non-Votes             0

The stockholders did not approve a stockholder proposal raised from the floor recommending that the Board immediately declare a 4-for-1 stock split by the following vote:

      For                      1,155
      Against            139,844,691
      Abstentions                  0
      Broker Non-Votes             0

The stockholders did not approve a stockholder proposal raised from the floor recommending that the Board shorten the advance notice required to be given for stockholder proposals and nominations, that interested stockholders be invited to attend and give their opinions at Board meetings, that a committee be appointed to make corporate governance more "open" and include employees and former employees in all decisions affecting railroad safety, that the Company terminate officers who have "inappropriately disciplined" employees "for attempting to work in a safe manner and consistent with railroad safety or operating rules," and that the Company give safety commendations and publicly accept safety commendations from other organizations awarded to its employees, by the following vote:

      For                      1,155
      Against            139,844,691
      Abstentions                  0
      Broker Non-Votes             0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

         See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.  Reports on Form 8-K

         The Registrant has filed no Current Reports on Form 8-K since those reported on Annual Report on Form 10-K for 1997.

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




                         BURLINGTON NORTHERN SANTA FE CORPORATION
                           (Registrant)




                           By:   /s/ THOMAS N. HUND
                                Thomas N. Hund
                                Vice President and Controller
                                (On behalf the Registrant and as
                                  principal accounting officer)





Schaumburg, Illinois
May 14, 1998





                   BURLINGTON NORTHERN SANTA FE CORPORATION

                                EXHIBIT INDEX


   4 Form of Note for BNSF's Medium-Term Notes, Series B, $100,000,000 6.05% Reset Put Securities

  12              Computation of ratio of earnings to fixed charges.

  27              Financial Data Schedule.



                                     E-1



                                                                     EXHIBIT 4

 CUSIP NO.:  12189QAC4                       PRINCIPAL AMOUNT: $100,000,000
 REGISTERED NO.:  R-1


                   BURLINGTON NORTHERN SANTA FE CORPORATION

                  MEDIUM-TERM FIXED RATE NOTE, SERIES B

                  Due Nine Months or More From Date of Issue

/X/     Check this box if the Note is a Global Note.

     Applicable if the Note is a Global Note:

     Unless this certificate is presented by an authorized representative of The Depository Trust Company, a New York corporation, to the issuer or its agent for registration of transfer, exchange or payment, and any certificate issued is registered in the name of Cede & Co. or such other name as requested by an authorized representative of The Depository Trust Company (and any payment is made to Cede & Co. or to such other entity as is requested by an authorized representative of The Depository Trust Company), ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL since the registered owner hereof, Cede & Co., has an interest herein.

ORIGINAL ISSUE DATE: March 24, 1998

INTEREST RATE PER ANNUM: To but excluding March 15, 2001, 6.05%. From and including March 15, 2001, as described under "Interest Rate and Interest Payment Dates" on the reverse of this Note.

MATURITY DATE: March 15, 2031, subject to mandatory repayment of principal to the existing Holder hereof pursuant to the Call Option and Put Option described on the reverse of this Note

ISSUE PRICE: 99.90% (as a percentage of principal amount)

SPECIFIED CURRENCY:  U.S. dollars (if other than U.S. dollars): N/A

INITIAL DATE ON WHICH THE NOTE IS REPAYABLE AT THE OPTION OF THE HOLDER: N/A

INITAL REPAYMENT PERCENTAGE: N/A

INITAL REDEMPTION PERCENTAGE: N/A

EXCHANGE RATE AGENT: N/A
(Only applicable if Specified Currency is other than U.S. dollars)

ANNUAL REPAYMENT PERCENTAGE REDUCTION: N/A

ANNUAL REDEMPTION PERCENTAGE REDUCTION: N/A

DEFAULT RATE:  N/A
(Only applicable if Note issued at original issue discount)

AUTHORIZED DENOMINATIONS: N/A
(Only applicable if Specified Currency is other than U.S. dollars)

DEPOSITARY:  The Depository Trust Company
(Only applicable if Note is a Global Note)


INTEREST PAYMENT DATES:
March 15 and September 15 of each year,
commencing September 15, 1998

SINKING FUND: N/A

ORIGINAL ISSUE DISCOUNT SECURITY:  N/A

TOTAL AMOUNT OF OID: N/A

YIELD TO MATURITY: N/A

SHORT ACCRUAL PERIOD OID:  N/A

METHOD USED TO DETERMINE YIELD FOR SHOURT ACCRUAL PERIOD: N/A

OID DEFAULT AMOUNT: N/A

DEFAULT RATE:  N/A

CALL OPTION: The Notes may be called by the Callholder prior to the Maturity Date, as described on the reverse of this Note under "Call Option; Put Option"

REPAYMENT/PUT OPTION: The Notes are subject to repayment by the Company prior to the Maturity Date pursuant to the Put Option, as described on the reverse of this Note under "Call Option; Put Option"


CALLHOLDER:  The Company or its assignee.

     Burlington Northern Santa Fe Corporation, a corporation duly organized and existing under the laws of the State of Delaware (herein called the "Company"), for value received, hereby promises to pay to CEDE & CO., or registered assigns, the principal sum of U.S.$100,000,000 on the Maturity Date, and to pay interest on said principal sum at the rate per annum (computed on the basis of a 360-day year of twelve 30-day months) shown above, semiannually on each Interest Payment Date set forth above from and including the immediately preceding Interest Payment Date in respect of which interest has been paid or duly made available for payment (or from and including March 24, 1998, if no interest has been paid or duly made available for payment) to but excluding the applicable Interest Payment Date or Maturity Date, as the case may be.

      The interest payable, and punctually paid or duly provided for, on any Interest Payment Date will be paid to the Person in whose name this Security is registered at the close of business on the fifteenth calendar day next preceding such Interest Payment Date (each such date a "Record Date"). Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the holder on such Record Date and may either be paid to the Person in whose name this Note is registered at the close of business on a special Record Date for the payment of such defaulted Interest to be fixed by the Trustee, notice whereof shall be given to holders of Securities of this series not less than 10 days prior to such special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities of this series may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture.

      Additional provisions of this Note are contained on the reverse hereof, and such provisions shall for all purposes have the same effect as though fully set forth at this place.

      This Note shall not be valid or become obligatory for any purpose until the Certificate of Authentication hereon shall have been signed by an authorized officer of the Trustee or its duly authorized agent under the Indenture referred to hereinbelow.

      IN WITNESS WHEREOF, Burlington Northern Santa Fe Corporation has caused this instrument to be signed by its duly authorized officer, and has caused a facsimile of its corporate seal to be affixed hereto or imprinted hereon.

 Dated:  March 24, 1998               Burlington Northern Santa Fe Corporation
                                      By: ________________________________
                                      Name:
                                      Title:
[SEAL]

                                      Attest:





                                     TRUSTEE'S CERTIFICATE OF AUTHENTICATION
                                     This is one of the series designated
                                     therein referred to in the
                                     within-mentioned Indenture

                                     The First National Bank of Chicago, as
                                     Trustee

                                     By: ________________________________
                                               Authorized Officer

                               (REVERSE OF NOTE)

                   Burlington Northern Santa Fe Corporation


                  MEDIUM-TERM FIXED RATE NOTE, SERIES B

                  Due Nine Months or More From Date of Issue


     This Note is one of a duly authorized issue of debentures, notes or other evidences of indebtedness of the Company (the "Debt Securities"), all issued or to be issued under and pursuant to an indenture dated as of December
1, 1995 (the "Indenture"), duly executed and delivered by the Company to The First National Bank of Chicago, as Trustee (the "Trustee"), to which Indenture and all indentures supplemental thereto reference is hereby made for a description of the rights, duties and immunities thereunder of the Trustee and the rights thereunder of the holders of the Debt Securities. This Note is one of a series of the Debt Securities, which series is limited in aggregate principal amount to $550,000,000 designated as the Medium-Term Notes, Series
B (the "Series B Notes"), of the Company.  This Note represents 6.05%
REset Put Securities ("REPSSM") (the "Notes") constituting a tranche of the Series B Notes.

INTEREST RATE AND INTEREST PAYMENT DATES

     The Notes will bear interest at the rate of 6.05% from and including March 24, 1998 to but excluding March 15, 2001 (the "Coupon Reset
Date").  Interest on the Notes will be payable semiannually on March 15 and September 15 of each year, commencing September 15, 1998 (each, an "Interest Payment Date").  Interest will be calculated based on a 360-day
year consisting of twelve 30-day months.   "Business Day" means any day other
than a Saturday, a Sunday or a day on which banking institutions in The City of New York are authorized or required by law or regulation to be closed.

     If the Callholder elects to purchase the Notes pursuant to the Call Option (as defined below), the Calculation Agent (as defined below) will reset the interest rate for the Notes effective on the Coupon Reset Date, pursuant to the Coupon Reset Process described below. In such circumstance, (i) this Note will be purchased by the Callholder at 100% of the principal amount hereof on the Coupon Reset Date, on the terms and subject to the conditions described herein (interest accrued to but excluding the Coupon Reset Date will be paid by the Company on such date to the Holder hereof on the most recent Record Date), and (ii) from and including the Coupon Reset Date, the Notes will bear interest at the rate determined by the Calculation Agent in accordance with the procedures set forth under "Coupon Reset Process if Notes are Called" below.

MATURITY DATE

     The Notes will mature on March 15, 2031 (the "Maturity Date"). On the Coupon Reset Date, the Holder hereof will be entitled to receive 100% of the principal amount hereof from either (i) the Callholder, if the Callholder purchases this Note pursuant to the Call Option, or (ii) the Company, by exercise of the Put Option (as defined below) by the Trustee for and on behalf of the Holder hereof, if the Callholder does not purchase this Note pursuant to the Call Option.

CALL OPTION; PUT OPTION

     (i) Call Option. The Callholder, by giving notice to the Trustee (the "Call Notice"), has the right to purchase the aggregate principal amount of this Note, in whole but not in part (the "Call Option"), on the Coupon Reset Date, at a price equal to 100% of the principal amount hereof (the "Call Price") (interest accrued to but excluding the Coupon Reset Date will be paid by the Company on such date to the Holder hereof on the most recent Record
Date). The Call Notice is required to be given to the Trustee, in writing, prior to 4:00 p.m., New York time, no later than fifteen calendar days prior to the Coupon Reset Date for the Notes. The Call Notice must contain the requisite delivery details, including the identity of the Callholder's Depositary account.

     If the Callholder exercises the Call Option, unless terminated in accordance with its terms, (i) not later than 2:00 p.m., New York time, on the Business Day prior to the Coupon Reset Date, the Callholder will deliver the Call Price in immediately available funds to the Trustee for payment of the Call Price on the Coupon Reset Date and (ii) the Holder hereof will be required to deliver and will be deemed to have delivered this Note to the Callholder against payment therefor on the Coupon Reset Date through the facilities of the Depositary. No holder of any Notes or any interest in such Notes will have any right or claim against the Callholder as a result of the Callholders decision whether or not to exercise the Call Option or performance or nonperformance of its obligations with respect thereto.

     The Callholder may at any time assign its rights and obligations under its Call Option; provided, however, that (i) such rights and obligations are assigned in whole and not in part; (ii) it provides the Trustee and the Company with notice of such assignment contemporaneously with such assignment; and (iii) such assignment may be made only to Affiliates of Morgan Stanley & Co. Incorporated. Upon receipt of notice of assignment, the Trustee will treat the assignee as Callholder for all purposes hereunder. The Callholder may assign its rights under the Call Option without notice to, or consent of, the holders of the Notes (including, if applicable, the Holder hereof). "Affiliate" shall mean, in relation to any party, any entity controlled, directly or indirectly, by the party, any entity that controls, directly or indirectly, the party or any entity directly or indirectly under a common control with the party. For this purpose, "control" of any entity or party means ownership of a majority of the voting power of the entity or party.

     Except as otherwise specified in clause (i) below, the Call Option will automatically and immediately terminate, no payment will be due hereunder from the Callholder, and the Coupon Reset Process will terminate, if any of the following occurs: (i) an Event of Default occurs under Section
501(1), 501(2), 501(3) or 501(4) under the Indenture (in such event, termination is at the Callholder's option) or under Section 501(5) or 501(6) under the Indenture (in such event, termination is automatic); (ii) the Callholder fails to deliver the Call Notice to the Trustee prior to 4:00 p.m., New York time, on the fifteenth calendar day prior to the Coupon Reset Date or revokes the Call Notice; (iii) on the Bid Date (as defined below), fewer than two Dealers (as defined below) submit timely Bids (as defined below) substantially as provided below; or (iv) the Callholder fails to pay the Call Price by 2:00 p.m., New York time, on the Business Day prior to the Applicable Coupon Reset Date.

     If the Call Option is terminated by the Callholder or the Company, notice of such termination will be immediately given in writing to the Trustee by the Callholder or the Company, as the case may be. If the Call Option so terminates or is automatically terminated, the Trustee will exercise the Put Option described below with respect to the Notes.

     (ii) Put Option. If the Call Option is not exercised or if the Call Option otherwise terminates, the Trustee will exercise the right of the holders of the Notes (including, if applicable, the Holder hereof) to require the Company to purchase the aggregate principal amount of Notes, in whole but not in part (the "Put Option"), on the Coupon Reset Date at a price equal to 100% of the principal amount thereof (the "Put Price"), plus accrued but unpaid interest to but excluding the Coupon Reset Date, in each case, to be paid by the Company to the Holders of the Notes (including, if applicable, the Holder hereof) in immediately available funds on the Coupon Reset Date. If the Trustee exercises the Put Option then the Company will deliver the Put Price in immediately available funds to the Trustee by no later than 10:00 a.m., New York time, on the Coupon Reset Date and the holders of the Notes will be required to deliver and will be deemed to have delivered the Notes to the Company against payment therefor on the Coupon Reset Date through the facilities of the Depositary. By its purchase of Notes, each Holder irrevocably agrees that the Trustee shall exercise the Put Option relating to such Notes for or on behalf of the Notes as provided herein. No holder of any Notes or any interest therein has the right to consent or object to the exercise of the Trustee's duties under the Put Option.

NOTICE TO HOLDERS BY TRUSTEE

     In anticipation of the exercise of the Call Option or the Put Option on the Coupon Reset Date, the Trustee will notify the Holder hereof, not less than 30 days nor more than 60 days prior to the Coupon Reset Date, that all Notes will be delivered on the Coupon Reset Date through the facilities of the Depositary against payment of the Call Price by the Callholder under the Call Option or payment of the Put Price by the Company under the Put Option. The Trustee will notify the Holder hereof once it is determined whether the Call Price or the Put Price will be delivered in accordance with the provisions hereof.

COUPON RESET PROCESS IF NOTES ARE CALLED

     The following steps shall be taken in order to determine the interest rate to be paid on the Notes on and after the Applicable Coupon Reset Date in the event the Call Option has been exercised with respect to the Notes.

     Pursuant to and subject to the terms of a Calculation Agency Agreement, dated March 24, 1998, between the Company and Morgan Stanley & Co. Incorporated, Morgan Stanley & Co. Incorporated has been appointed the calculation agent for the Notes (in such capacity as calculation agent, the "Calculation Agent"). If the Callholder has exercised the Call Option, then the following steps (the "Coupon Reset Process") will be taken in order to determine the interest rate to be paid on the Notes from and including the Coupon Reset Date to but excluding the Maturity Date. The Company and the Calculation Agent will use reasonable efforts to cause the actions contemplated below to be completed in as timely a manner as possible.

     (a) The Company will provide the Calculation Agent with (i) a list (the "Dealer List"), no later than five Business Days prior to the Applicable Coupon Reset Date, containing the names and addresses of at least three but not more than five dealers, one of which shall be Morgan Stanley & Co. Incorporated, from whom the Company desires the Calculation Agent to obtain the Bids for the purchase of such Notes and (ii) such other material as may reasonably be requested by the Calculation Agent to facilitate a successful Coupon Reset Process.

     (b) Within one Business Day following receipt by the Calculation Agent of the Dealer List, the Calculation Agent shall provide to each dealer ("Dealer") on the Dealer List (i) a copy of the Pricing Supplement dated March 13, 1998, together with the Prospectus Supplement dated August 20, 1997 and Prospectus dated August 12, 1997, relating to the offering of the Notes (collectively, the "Pricing Supplement"), (ii) a copy of the form of Notes and (iii) a written request that each Dealer submit a Bid to the Calculation Agent by 12:00 noon, New York time, on the third Business Day prior to the Coupon Reset Date (the "Bid Date"). "Bid" means an irrevocable written offer given by a Dealer for the purchase of all the Notes, settling on the Coupon Reset Date, and shall be quoted by such Dealer as a stated yield to maturity on the Notes ("Yield to Maturity"). Each Dealer will also be provided with (i) the name of the Company, (ii) an estimate of the Purchase Price (which shall be stated as a US Dollar amount and be calculated by the Calculation Agent in accordance with paragraph (c) below), (iii) the principal amount and maturity of the Notes and (iv) the method by which interest will be calculated on the Notes.

     (c) The purchase price for the Notes in connection with the exercise of the Call Option (the "Purchase Price") shall be equal to (i) the principal amount of the Notes, plus (ii) a premium (the "Notes Premium") which shall be equal to the excess, if any, on the Coupon Reset Date of (A) the discounted present value to the Coupon Reset Date of a bond with a maturity of thirty years from the Coupon Reset Date which has an interest rate of 5.892%, semiannual interest payments on each March 15 and September 15 commencing September 15, 2001 following the Coupon Reset Date, and a principal amount equal to the principal amount of the Notes, and assuming a discount rate equal to the Treasury Rate over (B) such principal amount of Notes. The "Treasury Rate" means the per annum rate equal to the offer side yield to maturity of the current on-the-run thirty-year United States Treasury Security per Telerate page 500, or any successor page, at 11:00 a.m., New York time, on the Bid Date (or such other time or date that may be agreed upon by the Company and the Calculation Agent) or, if such rate does not appear on Telerate page 500, or any successor page, at such time, the rates on GovPX End-of-Day Pricing at 3:00 p.m., New York time, on the Bid Date (or such other time or date that may be agreed upon by the Company and the Calculation Agent).

     (d) The Calculation Agent will provide written notice to the Company by 12:30 p.m., New York time on the Bid Date, setting forth (i) the names of each of the Dealers from whom the Calculation Agent received Bids on the Bid Date, (ii) the Bid submitted by each such Dealer and (iii) the Purchase Price as determined pursuant to paragraph (c) above. The Calculation Agent will thereafter select from the Bids received the Bid with the lowest Yield to Maturity (the "Selected Bid"); provided, however, that (i) if the Calculation Agent has not received a timely Bid from a Dealer on or before the Bid Date, the Selected Bid shall be the lowest of all Bids received by such time and (ii) if any two or more of the lowest Bids submitted are equivalent, the Company shall in its sole discretion select any of such equivalent Bids (and such selected Bid shall be the Selected Bid). The Calculation Agent will set the Coupon Reset Rate equal to the interest rate that would amortize the Notes Premium fully over the term of the Notes at the Yield to Maturity indicated by the Selected Bid (the Coupon Reset Rate). The Calculation Agent will notify the Dealer that submitted the Selected Bid by 4:00 p.m., New York time, on the Bid Date that its Bid was determined to be the Selected Bid.

     (e) Immediately after calculating the Coupon Reset Rate for the Notes, the Calculation Agent will provide written notice to the Company and the Trustee, setting forth the Coupon Reset Rate. The Coupon Reset Rate for the Notes will be effective from and including the Applicable Coupon Reset Date to but excluding the Maturity Date.

GENERAL MATTERS

     Terms used herein which are defined in the Indenture shall have the respective meanings assigned thereto in the Indenture.
     This Note shall be governed by and construed in accordance with the laws of the State of New York.

                         ___________________________

                                 ABBREVIATIONS


     The following abbreviations, when used in the inscription on the face of this instrument, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM     as tenants in common      UNIF GIFT MIN ACT______CUSTODIAN_______
TEN ENT     as tenants by the entireties               (Cust)         (Minor)
JT TEN      as joint tenants with right     Under Uniform Gifts to Minors Act
            of survivorship and not as
            tenants in common                ______________________________
                                                           (State)

     Additional abbreviations may also be used though not in the above list.

     FOR VALUE RECEIVED, the undersigned hereby sell(s), assign(s) and transfer(s) unto

Please Insert Social Security or
Other Identifying Number of Assignee
 ________________
/________________/_________________________________________________________
______________________________
            PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS INCLUDING POSTAL ZIP CODE OF ASSIGNEE

_____________________________________________________________________________
___________________________

_____________________________________________________________________________
___________________________

the within Series B Note of Burlington Northern Santa Fe Corporation and does hereby irrevocably constitute and appoint ____________________________ attorney to transfer said Series B Note on the books of the Company, with full power of substitution in the premises.


Dated:  _________________________     _______________________

                                      _________________________

NOTICE: The signature to this assignment must correspond with the name as written upon the face of the within instrument in every particular, without alteration or enlargement or any change whatever.

                                                            EXHIBIT 12


           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                     (IN MILLIONS, EXCEPT RATIO AMOUNTS)
                                 (UNAUDITED)

                                                   Three Months
                                                 Ended March 31,
                                                 ----------------
                                                 1998        1997
Earnings:                                        ----        ----



  Pre-tax income                              $  436       $  242

  Add:
    Interest and fixed charges,
      excluding capitalized interest              88           84

    Portion of rent under long-term
      operating leases representative
      of an interest factor                       45           47

    Amortization of capitalized interest           1            1

  Less:  Undistributed equity in earnings
           of investments accounted for
           under the equity method                 3           (2)
                                              ------       ------


  Total earnings available for fixed charges  $  567       $  376
                                              ======       ======

Fixed charges:

  Interest and fixed charges                  $   91       $   87

  Portion of rent under long-term operating
    leases representative of an interest
    factor                                        45           47
                                              ------       ------

  Total fixed charges                         $  136       $  134
                                              ======       ======

Ratio of earnings to fixed charges             4.17x  (1)   2.81x


(1) Earnings for the quarter ended March 31, 1998 include a pre-tax gain on the pipeline partnerships sale of $67 million. Excluding this gain, the ratio for the quarter ended March 31, 1998 would have been 3.68x.