Form 10-K/A
period 1997-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 1998-06-29
CIK 934612

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                      Commission file number     1-11535


                   BURLINGTON NORTHERN SANTA FE CORPORATION
            (Exact name of registrant as specified in its charter)


                  Delaware                            41-1804964
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)


           2650 Lou Menk Drive
            Fort Worth, Texas                            76131-2830
(Address of principal executive offices)                 (Zip Code)


                              (817) 333-2000
             (Registrant's telephone number, including area code)


         Securities registered pursuant to Section 12(b) of the Act:

    (Title of each class)         (Name of each exchange on which registered)
Common Stock, $0.01 par value             New York Stock Exchange
                                          Chicago Stock Exchange
                                              Pacific Exchange

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





Schaumburg, Illinois
June 29, 1998




          BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX



27.1     Financial Data Schedule (restated for the year ended
         December 31, 1995).


27.2     Financial Data Schedule (restated for the quarter ended
         March 31, 1996).


27.3     Financial Data Schedule (restated for the quarter ended
         June 30, 1996).


27.4     Financial Data Schedule (restated for the quarter ended
         September 30, 1996).


27.5     Financial Data Schedule (restated for the year ended
         December 31, 1996).


27.6     Financial Data Schedule (restated for the quarter ended
         March 31, 1997).


27.7     Financial Data Schedule (restated for the quarter ended
         June 30, 1997).


27.8     Financial Data Schedule (restated for the quarter ended
         September 30, 1997).