Form 10-Q
period 1998-06-30
BURLINGTON NORTHERN SANTA FE CORP
filed 1998-08-13
CIK 934612

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark  One)
[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


                                  (817) 352-6856
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes_X__    No_____



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                          Shares
            Class                               Outstanding at July 31, 1998
            -----                               ----------------------------

Common stock, $.01 par value                           157,680,349 shares

                                      --



                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF INCOME
                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                   (UNAUDITED)


                                         Three Months Ended Six Months Ended
                                             June 30,          June 30,
                                          -------------- -------------
                                              1998     1997    1998    1997
                                            ------  ------  ------  ------
Revenues                                    $2,219  $2,064  $4,381  $4,088
                                            ------  ------  ------  ------

Operating expenses:
  Compensation and benefits                    690     652   1,393   1,345
  Purchased services                           233     211     464     427
  Depreciation and amortization                205     189     407     379
  Equipment rents                              203     201     394     401
  Fuel                                         181     186     363     382
  Materials and other                          178     166     384     366
                                            ------  ------  ------  ------

    Total operating expenses                 1,690   1,605   3,405   3,300
                                            ------  ------  ------  ------

Operating income                               529     459     976     788
Interest expense                                85      85     173     169
Other income (expense), net                     (4)      -      73      (3)
                                            ------  ------  ------  ------

Income before income taxes                     440     374     876     616
Income tax expense                             163     139     334     231
                                            ------  ------  ------  ------

Net income                                  $  277  $  235  $  542  $  385
                                            ======  ======  ======  ======
Earnings per share:
  Basic                                     $ 1.76  $ 1.53  $ 3.45  $ 2.50
                                            ======  ======  ======  ======
  Diluted                                   $ 1.74  $ 1.50  $ 3.41  $ 2.46
                                            ======  ======  ======  ======


Average shares (in millions)
  Basic                                      157.4   154.2   156.9   154.1
  Dilutive potential common shares             2.0     2.3     2.1     2.3
                                            ------  ------  ------  ------
  Diluted                                    159.4   156.5   159.0   156.4
                                            ======  ======  ======  ======

Dividends declared per common share         $ 0.30  $ 0.30  $ 0.60  $ 0.60


Pro forma Earnings Per Share Information Giving Effect to the Common Stock Split (See note 6):

Earnings per share:
  Basic                                     $ 0.59  $ 0.51  $ 1.15  $ 0.83
                                            ======  ======  ======  ======

  Diluted                                   $ 0.58  $ 0.50  $ 1.14  $ 0.82
                                            ======  ======  ======  ======

Average shares (in millions)
  Basic                                      472.1   462.7   470.6   462.2
  Diluted potential common shares              6.2     6.9     6.3     7.2
                                            ------  ------  ------  ------
  Diluted                                    478.3   469.6   476.9   469.4
                                            ======  ======  ======  ======


See accompanying notes to consolidated financial statements.



           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)




                                                    June 30,    December 31,
ASSETS                                                1998        1997
                                                   ---------   ----------

Current assets:
  Cash and cash equivalents                        $      31   $      31
  Accounts receivable, net                               568         635
  Materials and supplies                                 211         205
  Current portion of deferred income taxes               320         333
  Other current assets                                    49          30
                                                   ---------   ---------
    Total current assets                               1,179       1,234

Property and equipment, net                           19,839      19,211
Other assets                                             795         891
                                                   ---------   ---------
      Total assets                                 $  21,813   $  21,336
                                                   =========   =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities   $   1,913   $   1,952
  Long-term debt due within one year                     256         108
                                                   ---------   ---------
      Total current liabilities                        2,169       2,060

Long-term debt and commercial paper                    4,969       5,181
Deferred income taxes                                  5,302       5,175
Casualty and environmental reserves                      412         448
Employee, merger and separation costs                    433         469
Other liabilities                                      1,161       1,191
                                                   ---------   ---------
      Total liabilities                               14,446      14,524
                                                   ---------   ---------

Commitments and contingencies (See notes 3 and 4)

Stockholders' equity:
  Common stock, $.01 par value, 600,000,000
    shares authorized; 158,488,792 shares and
    156,746,601 shares issued, respectively                2           2
  Additional paid-in capital                           5,122       4,995
  Retained earnings                                    2,311       1,863
  Accumulated other comprehensive deficit                 (7)         (7)
  Other                                                  (61)        (41)
                                                   ---------   ---------
      Total stockholders' equity                       7,367       6,812
                                                   ---------   ---------
      Total liabilities and stockholders'
        equity                                     $  21,813   $  21,336
                                                   =========   =========






See  accompanying  notes  to  consolidated  financial  statements.



           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)




                                                    Six Months Ended

                                                         June 30,

                                                        1998    1997
                                                      ------  ------

Operating Activities:
  Net income                                         $   542 $   385
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      407     379
      Deferred income taxes                              141     146
      Employee, merger and separation costs paid         (46)    (55)
      Other, net                                         (91)    (46)
      Sale of accounts receivable                         19     320
      Other changes in working capital                    29    (496)
                                                      ------  ------
Net cash provided by operating activities              1,001     633
                                                      ------  ------

Investing Activities:
  Cash used for capital expenditures                    (952)   (845)
  Other, net                                            (240)    (75)
                                                      ------  ------
Net cash used for investing activities                (1,192)   (920)
                                                      ------  ------

Financing Activities:
  Net increase in commercial paper and
    bank loans                                            64     234
  Proceeds from issuance of long-term debt               192     213
  Payments on long-term debt                             (50)   (125)
  Dividends paid                                         (94)    (92)
  Proceeds from stock options exercised                   84      50
  Other, net                                              (5)      2
                                                      ------  ------
Net cash provided by financing activities                191     282
                                                      ------  ------

Decrease in cash and cash equivalents                      -      (5)
Cash and cash equivalents:
  Beginning of period                                     31      47
                                                      ------  ------
  End of period                                       $   31  $   42
                                                      ======  ======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized           $  186  $  175
  Income taxes paid, net of refunds                      141       5




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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.
In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of June 30, 1998 and December 31, 1997 and the consolidated results of operations for the three and six month periods ended June 30, 1998 and 1997 have been included.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements, including the restatement of prior periods. For the three and six month periods ended June 30, 1998 and 1997, the Company's comprehensive income was equal to net income.

Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee, merger and separation liabilities totaling $505 million are included in the consolidated balance sheet at June 30, 1998. During the first six months of 1998, the Company paid $46 million of employee, merger and separation costs.

At June 30, 1998, $72 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years, except for certain costs related to conductors, trainmen and locomotive engineers which will be paid upon the employees' separation or retirement, as well as certain benefits for clerical employees which may be paid on an installment basis, generally over five to ten years or in some cases through retirement.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at 349 sites, at which it is being asked to participate in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $22 million during the first six months of 1998 for mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has accruals of approximately $194 million for remediation and restoration of all known sites. BNSF anticipates that the majority of the accrued costs at June 30, 1998, will be paid over the next five years. No individual site is considered to be material.

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

The railroad industry, including BNSF Railway, is subject to future requirements regulating air emissions from diesel locomotives that will increase their operating costs. Final regulations applicable to new and rebuilt locomotive engines were promulgated by the United States Environmental Protection Agency ("EPA") and became effective June 15, 1998. The new standards will be phased in between 2000 and 2005. BNSF Railway is evaluating compliance requirements and associated costs. BNSF Railway has also entered into agreements with the California State Air Resources Board and the EPA regarding a program to reduce emissions in Southern California through accelerated deployment of locomotives which comply with the federal standards.

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

4. Hedging activities and other commitments

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

As of June 30, 1998, BNSF had entered into forward purchases for approximately 210 million gallons at an average price of approximately 47 cents per gallon, and fuel swaps for approximately 1.7 billion gallons at an average price of approximately 50 cents per gallon.

The above prices do not include taxes, fuel handling costs, certain transportation costs and any differences which may occur from time to time between the price of commodities hedged and the purchase price of BNSF's diesel fuel.

BNSF's fuel hedging program covers approximately 86 percent of estimated fuel purchases for the remaining six months of 1998, and approximately 56 percent, 40 percent, 19 percent and 4 percent of estimated fuel purchases for 1999, 2000, 2001 and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized losses from BNSF's fuel hedging transactions were approximately $65 million as of June 30, 1998. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Interest Rate

During June 1998, in anticipation of a future debt issuance, BNSF entered into a treasury lock transaction for $200 million at an average interest rate of
5.67 percent. At June 30, 1998, the total outstanding amount of all treasury lock transactions in anticipation of future debt issuances was $400 million at an average interest rate of 5.78 percent. The treasury lock transactions are based on a 30-year U.S. treasury rate and can be closed by BNSF anytime up to expiration. The treasury lock transactions expire in January, 1999. The unrecognized loss on the treasury lock transactions was $9 million at June 30, 1998.

As explained in Note 6, in conjunction with a July 1998 debt issuance, the Company closed out $200 million of treasury lock transactions.

Equity Put Options

The common stock put options sold by the Company in November 1997 expired unexercised on May 5, 1998.

During the second quarter of 1998, BNSF sold equity put options for 600,000 shares of the Company's common stock to an independent third party and received cash proceeds of approximately $1 million. The option contracts have exercise prices ranging from $87 to $90 per share with expiration dates from November 1998 to December 1998. The option contracts permit a net-share or net-cash settlement method at BNSF's election. The Company accounts for the effects of these transactions within stockholders' equity.

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

In October 1997, SFP Pipelines and SFP Holdings, entered into an agreement with Kinder Morgan Energy Partners, L.P. ("Kinder Morgan") pursuant to which Kinder Morgan acquired substantially all of SFP Pipelines' interests in the Partnership and SFPP, L.P. for approximately $84 million in cash on March 6, 1998. The Partnership was liquidated as part of the transaction and each Partnership Unit was converted into the right to receive 1.39 Kinder Morgan common units. SFP Pipelines' 8,148,148 Partnership Units were converted into the right to receive 11,325,925 Kinder Morgan common units. In addition, the agreement called for the interest of SFP Pipelines in SFPP, L.P. to be partially redeemed for a cash distribution of $5.8 million, with SFP Pipelines retaining only a 0.5 percent special limited partnership interest in SFPP, L.P. The Company recognized a $67 million one-time pre-tax gain ($32 million or $0.20 per share on a diluted basis after-tax) at the time of the sale.

Consummation of the transaction caused an "Exchange Event" under the VRED agreement and in June 1998 all VRED holders received either cash equal to the par value of the VREDs or partnership units of Kinder Morgan. As a result of this transaction, substantially all of the Company's investment in the Partnership and SFPP, L.P. and the VREDs were removed from the consolidated balance sheet.

6. Subsequent Events

Debt Issuance

In July 1998, BNSF issued $200 million of 6.7% debentures due August 1, 2028, under the March 1998 shelf registration of debt securities. The net proceeds were used for general corporate purposes including the repayment of commercial paper. Subsequent to this transaction, the March 1998 shelf registration has $550 million of potential borrowings remaining.

In conjunction with the debt issuance, the Company closed out $200 million of treasury lock transactions at a loss of approximately $7 million which has been deferred and will be amortized as an interest adjustment over the life of the debt.

Common Stock Split

On July 16, 1998, the Board of Directors approved a three-for-one common stock split to be effected in the form of a stock dividend of two additional shares of BNSF common stock payable for each share outstanding or held in treasury on September 1, 1998, to the stockholders of record on August 17, 1998. All equity-based benefit plans will reflect the issuance of additional shares or options due to the declaration of the stock split. An amount equal to the par value of the common shares issued will be transferred from additional paid-in capital to common stock. The pro forma earnings per share information included on the consolidated statement of income reflects the common stock split as if it had occurred.

Share Repurchase Program

In August 1998, the Company repurchased 400,000 shares at an average price of $95.72 per share, bringing total repurchases under the Company's share repurchase program through August 12, 1998 to 465,100 shares at an average cost of $94.22 per share.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30,
1997.

BNSF recorded net income for the second quarter of 1998 of $277 million or $1.74 per share, compared with second quarter 1997 net income of $235 million or $1.50 per share. The increase in net income is a result of increased revenue in coal, merchandise and intermodal sectors, partially offset by a 5 percent increase in operating expense despite a 9 percent increase in cars and units handled.

REVENUES


The following table presents BNSF's revenue information by commodity for the three months ended June 30, 1998 and 1997:


                                                            Average Revenue
                              Revenues           Units         Per Unit
                           ---------------    ------------   -------------
                             1998    1997     1998   1997    1998    1997

                             (In Millions)   (In Thousands)
Intermodal                 $  605  $  554      764    688  $  792  $  805
Coal                          555     482      512    454   1,084   1,062
Agricultural Commodities      225     239      128    127   1,758   1,882
Chemicals                     217     218      130    124   1,669   1,758
Metals and Minerals           209     190      178    154   1,174   1,234
Forest Products               158     147       88     85   1,795   1,729
Consumer Goods                144     128       92     86   1,565   1,488
Automotive                    100     108       59     66   1,695   1,636
                           ------  ------   ------ ------  ------  ------
Total Freight Revenues      2,213   2,066    1,951  1,784  $1,134  $1,158
                           ------  ------   ====== ======  ======  ======-
Other Revenues                  6      (2)
                           ------  ------
Total Operating Revenues   $2,219  $2,064
                           ======  ======



Total revenues for second quarter of 1998 were $2,219 million or 8 percent higher compared with revenues of $2,064 million for the second quarter of 1997.

Intermodal revenues of $605 million for the second quarter of 1998 increased $51 million or 9 percent reflecting increases in the direct marketing, international and truckload sectors. Direct marketing revenues benefited from increased units shipped for Yellow Freight, Roadway, ABF and the United States Postal Service. International revenues were up due to volume gains associated with diversion of traffic from Union Pacific Corporation ("UP") to BNSF and due to new business established with Sealand and NYK. Truckload revenues increased due to volume growth from J.B. Hunt and Schneider.

Coal revenues of $555 million for the 1998 second quarter increased $73 million or 15 percent primarily due to favorable operating conditions as a result of strong demand and from volume gains associated with the diversion of business from UP to BNSF.

Agricultural commodities revenues of $225 million for the 1998 second quarter were $14 million or 6 percent lower than revenues for the 1997 second quarter due to weak corn, soybean and barley exports through the Pacific Northwest.

Chemicals revenues of $217 million for the second quarter of 1998 were slightly lower than the second quarter of 1997. Weak fertilizer markets were partially offset by increases in petroleum and plastics.

Metals and minerals revenues of $209 million for the second quarter of 1998 were $19 million or 10 percent higher than the second quarter of 1997 and were led primarily by volume increases in steel products. Strength in aluminum and rock and specialty minerals also contributed to the increase in revenues.

Forest products revenues of $158 million for the 1998 second quarter were $11 million or 7 percent higher than the 1997 second quarter primarily due to printing paper volume gains as a result of increased Canadian newsprint. Additionally, lumber volumes increased due to additional cars placed in service and improved transit times.

Consumer goods revenues of $144 million for the 1998 second quarter were $16 million or 13 percent higher than the 1997 second quarter primarily due to volume increases in corn syrup traffic to Mexico and sugar traffic moving out of storage. Additionally, government and machinery revenues increased as a result of increased Boeing production.

Automotive revenues of $100 million for the 1998 second quarter were $8 million or 7 percent lower than the second quarter of 1997 reflecting decreases in volumes due to the loss of Ford's Southwestern United States business, the General Motors strike and a rail industry shortage of equipment.

EXPENSES

Total operating expenses for the second quarter of 1998 were $1,690 million, an increase of $85 million or 5 percent, compared with operating expenses for the 1997 second quarter of $1,605 million. The operating ratio improved to
76.2 percent for the second quarter of 1998, compared with an 77.8 percent operating ratio for the second quarter 1997.

Compensation and benefits expenses of $690 million were $38 million or 6 percent higher than the second quarter of 1997. A majority of the increase was due to scheduled wages related to volume driven increases in train crew costs. Additionally, wages were higher because of wage increases to both salaried and union employees.

Purchased services of $233 million for the second quarter of 1998 were $22 million or 10 percent higher than the 1997 second quarter due principally to volume driven increases in ramping, drayage and distribution services expenses. Joint facility costs were also higher due to increased operations over trackage rights gained from UP.

Equipment rents expenses for the second quarter of 1998 of $203 million were $2 million or 1 percent higher than the 1997 second quarter reflecting higher leased equipment and locomotive rent expenses, partially offset by lower private railcar expense.

Fuel expenses of $181 million for the second quarter of 1998 were $5 million or 3 percent lower than the second quarter of 1997, as a result of a 6 cent or 8 percent decrease in the average price paid per gallon of diesel fuel partially offset by a 6 percent increase in consumption.

Materials and other expenses of $178 million for the second quarter of 1998 were $12 million or 7 percent higher than the 1997 second quarter principally reflecting a decrease in joint facility billing credits due to lower UP traffic levels.

Interest expense for the second quarter of 1998 was $85 million, equal to the second quarter of 1997, reflecting higher debt levels offset by lower interest rates.

Other income (expense), net was $4 million lower than the second quarter of 1997 as the absence of equity in earnings of pipelines due to the first quarter sale of this investment and higher accounts receivable sale fees were partially offset by gains on the second phase of a real estate portfolio sale.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997.

BNSF recorded net income for the six months of 1998 of $542 million or $3.41 per share, compared with first six months 1997 net income of $385 million or $2.46 per share. The increase in net income is a result of increased revenue in coal, merchandise and intermodal sectors, partially offset by only a 3 percent increase in operating expense despite a 9 percent increase in units handled. More moderate winter weather in the first quarter of 1998 relative to 1997 and gains on real estate portfolio sales contributed to the improvement. Additionally, as discussed in Note 5 to the consolidated financial statements, the increase in net income was partially due to a first quarter $67 million pre-tax gain ($32 million after-tax or $0.20 per share) on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. Excluding the after-tax gain on the pipelines sale, BNSF's adjusted net income was $510 million or $3.21 per share for the first six months of 1998.

REVENUES


The following table presents BNSF's revenue information by commodity for the six months ended June 30, 1998 and 1997:



                                                           Average Revenue
                              Revenues           Units        Per Unit
                           --------------     -----------   -------------
                             1998    1997     1998   1997    1998    1997

                            (In Millions)   (In Thousands)
Intermodal                  $1,166  $1,070   1,469  1,334  $  794  $  802
Coal                         1,113     971   1,022    908   1,089   1,069
Agricultural Commodities       504     531     276    273   1,826   1,945
Chemicals                      419     414     252    240   1,663   1,725
Metals and Minerals            398     360     328    293   1,213   1,229
Forest Products                305     283     173    165   1,763   1,715
Consumer Goods                 276     246     178    163   1,551   1,509
Automotive                     192     214     115    133   1,670   1,609
                            ------  ------  ------ ------  ------  ------
Total Freight Revenues       4,373   4,089   3,813  3,509  $1,147  $1,165
                            ------  ------  ====== ======  ======  ======
Other Revenues                   8      (1)
                            ------  ------
Total Operating Revenues    $4,381  $4,088
                            ======  ======



Total revenues for the first six months of 1998 were $4,381 million or 7 percent higher compared with revenues of $4,088 million for the first six months of 1997.

Intermodal revenues of $1,166 million for the first six months of 1998 increased $96 million or 9 percent reflecting increases in the direct marketing, international and truckload sectors. Direct marketing revenues benefited from increased units shipped for Yellow Freight, Roadway, ABF and the United States Postal Service. International revenues were up due to volume gains associated with diversion of traffic from UP to BNSF and due to new business established with Sealand and NYK. Truckload revenues increased due to volume growth from J.B. Hunt and Schneider.

Coal revenues of $1,113 million for the first six months of 1998 increased $142 million or 15 percent primarily due to favorable operating conditions as a result of a more moderate winter in 1998, strong demand and volume gains associated with the diversion of business from UP to BNSF.

Agricultural commodities revenues of $504 million for the first six months of 1998 were $27 million or 5 percent lower than revenues for the first six months of 1997 due to weak corn, soybean and barley exports through the Pacific Northwest.

Chemicals revenues of $419 million for the second quarter of 1998 were $5 million higher than the second quarter of 1997. Increases in petroleum and plastics were partially offset by weak fertilizer markets.

Metals and minerals revenues of $398 million for the first six months of 1998 were $38 million or 11 percent higher than the first six months of 1997 and were led primarily by volume increases in steel products. Strength in aluminum and rock and specialty minerals also contributed to the increase in revenues.

Forest products revenues of $305 million for the first six months of 1998 were $22 million or 8 percent higher than the first six months of 1997 primarily due to printing paper volume gains as 1997 was impacted by severe winter weather, increased Canadian newsprint imports and pulpboard volume gains as a result of the diversion of traffic from UP to BNSF. Additionally, lumber volumes increased due to higher construction activity.

Consumer goods revenues of $276 million for the first six months of 1998 were $30 million or 12 percent higher than the first six months of 1997 primarily due to volume increases in corn syrup traffic to Mexico and increased sugar traffic as 1997 was impacted by severe winter weather. Additionally, government and machinery revenues increased as a result of increased Boeing production.

Automotive revenues of $192 million for the first six months of 1998 were $22 million or 10 percent lower than the first six months of 1997 reflecting decreases in volumes due to the loss of Ford's Southwestern United States business, the General Motors strike and a rail industry shortage of equipment.

EXPENSES

Total operating expenses for the first six months of 1998 were $3,405 million, an increase of $105 million or 3 percent, compared with operating expenses for the first six months of 1997 of $3,300 million. The operating ratio improved significantly to 77.7 percent for the first six months of 1998, compared with an 80.7 percent operating ratio for the first six months 1997.

Compensation and benefits expenses of $1,393 million were $48 million or 4 percent higher than the first six months of 1997. The increase was primarily due to higher scheduled wages related to volume driven increases to both salaried and union employees as well as higher incentive compensation expenses (1997 incentive compensation expense was substantially lower due to the impact of the severe winter weather). Additionally, wages were higher because of wage increases to both salaried and union employees.

Purchased services of $464 million for the first six months of 1998 were $37 million or 9 percent higher than the first six months of 1997 due principally to volume driven increases in ramping, drayage and distribution services expenses. Joint facility costs were also higher due to increased operations over trackage rights gained from UP.

Equipment rents expenses for the first six months of 1998 of $394 million were $7 million or 2 percent lower than the first six months of 1997 reflecting lower private railcar expense, partially offset by higher leased equipment and locomotive rent expenses.

Fuel expenses of $363 million for the first six months of 1998 were $19 million or 5 percent lower than the first six months of 1997, as a result of an 8 cent or 11 percent decrease in the average price paid per gallon of diesel fuel partially offset by a 6 percent volume driven increase in consumption.

Materials and other expenses of $384 million for the first six months of 1998 were $18 million or 5 percent higher than the first six months of 1997 principally reflecting a decrease in credits from the sale of easements and joint facility billings, partially offset by lower employee relocation and material expenses.

Interest expense for the first six months of 1998 increased by $4 million to $173 million reflecting higher debt levels partially offset by lower interest rates.

Other income (expense), net was $76 million higher than the first six months of 1997 due primarily to the $67 million pre-tax gain on the pipelines sale in the first quarter of 1998. Excluding the gain on the pipeline partnerships sale, other income (expense), net for the first six months of 1998 was $9 million higher than 1997 due to gains on real estate portfolio sales, partially offset by higher accounts receivable sale fees and lower equity in earnings of pipelines due to the first quarter sale of this investment.

Income tax expense of $334 million was $103 million higher in the first six months of 1998 due to higher pre-tax income and a higher effective tax rate resulting from the sale of the Company's interest in the pipeline partnerships.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

CASH FROM OPERATIONS

Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, or leasing of assets.

Operating activities provided cash of $1,001 million for the six months ended June 30, 1998 compared with $633 million for the six months ended June 30, 1997. The increase in cash from operations was in part caused by higher net income and a $525 million decrease in cash used for working capital, partially offset by a $301 million decrease in accounts receivable sold. The working capital variance was partially a result of the Company's efforts to reduce the higher accounts receivable balances due to the integration issues arising from the implementation of a new revenue system in 1997. Cash inflows for financing activities of $191 million principally reflect net proceeds from borrowings used to fund capital expenditures and other investing activities not funded through cash from operations.

OTHER CAPITAL RESOURCES

BNSF issues commercial paper from time to time. These borrowings are supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $500 million on a short-term basis and $1.5 billion on a long-term basis. Annual facility fees are currently 0.075 percent and 0.11 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread based upon BNSF's senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The commitments of the lenders under the short-term and long-term agreements are currently scheduled to expire on November 11, 1998 and November 12, 2002, respectively.

At June 30, 1998, there were no borrowings against either the long-term or short-term revolving credit agreements and the maturity value of commercial paper outstanding was $806 million, leaving a total remaining capacity of $694 million under the long-term revolving credit agreement available and $500 million under the short-term credit agreement available.

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

In July 1998, BNSF issued $200 million of 6.70% debentures due August 1, 2028, under the March 1998 shelf registration of debt securities. The net proceeds were used for the repayment of commercial paper. Subsequent to this transaction, the March 1998 shelf registration had $550 million of potential borrowings remaining.

CAPITAL EXPENDITURES



The following table presents a breakdown of BNSF's cash capital expenditures for the six months ended June 30, 1998 and 1997:


                         June 30,
                     ----------------
                        1998    1997
                      ------  ------
                       (In Millions)

Maintenance of Way   $   487  $ 408
Equipment                210    196
Expansion Projects       206    128
Other                     49    113
                      ------ ------

Total                 $  952 $  845
                      ====== ======




The increase in Maintenance of Way expenditures principally reflects an acceleration of spending for rail programs due to mild winter weather in the first quarter of 1998. For the six months ended June 30, 1998, BNSF laid a total of 389 track miles of new and secondhand rail compared to 324 track miles for the six months ended June 30, 1997. Equipment expenditures were $14 million higher than 1997 primarily due to increases in capitalized locomotive overhauls and in remanufactured freight cars. Expansion projects increased to $206 million from $128 million due to additional capacity expansion projects to meet higher demand and relieve congestion. The $64 million decrease in other is primarily a result of lower merger-related improvements.

CAPITAL STRUCTURE

BNSF's ratio of total debt to total capital was 42 percent and 44 percent at June 30, 1998 and December 31, 1997, respectively.

On July 16, 1998, the Board of Directors approved a three-for-one common stock split to be effected in the form of a stock dividend of two additional shares of BNSF common stock payable for each share outstanding or held in treasury on September 1, 1998, to the stockholders of record on August 17, 1998. All equity-based benefit plans will reflect the issuance of additional shares or options due to the declaration of the stock split. An amount equal to the par value of the common shares issued will be transferred from additional paid-in capital to common stock.


DIVIDENDS

Common stock dividends declared for the six months ended June 30, 1998 and 1997 were $0.60 per common share. Dividends paid on common stock during the first six months of 1998 and 1997 were $94 million and $92 million, respectively. On April 16, 1998, BNSF's Board of Directors declared a regular quarterly common stock dividend of $0.30 per share to stockholders of record on June 9, 1998 to be paid on July 1, 1998.

On July 16, 1998, the Board of Directors increased by 20 percent the amount of its regular quarterly dividend. A dividend of $0.12 per share will be paid on October 1, 1998, with respect to the post-split stock to stockholders of record on September 14, 1998.

OTHER MATTERS
-------------
SURFACE  TRANSPORTATION  BOARD  REVIEW  OF  RAIL  INDUSTRY

Certain interest groups have long sought to subject the rail industry to renewed federal economic regulation. In 1998, these efforts have been focused before Congress and the Surface Transportation Board (the "STB"). In response to a Congressional request, the STB held hearings in which rail access and competition issues were raised by shippers and shipper groups. On April 17, 1998, in Review of Rail Access and Competition Issues, STB Ex Parte No. 575,
         --------------------------------------------
the STB initiated a review of several rail access and competition issues. The STB subsequently began rulemaking proceedings to consider revisions to its competitive access rules--under which shippers served by one railroad can obtain service from another--to address quality of service issues, and to consider eliminating the use of product and geographic competition from its analysis in rate relief proceedings to determine if a carrier has market dominance over the traffic involved. On other issues, the STB requested that members of the shipping community and rail industry meet and make recommendations to address competitive access issues not related to quality of service, to consider expanding the role of short-line railroads and other smaller carriers, to establish a formalized dialogue on a regular basis between carriers, their employees, and shippers, and, through a panel of disinterested experts selected by rail and shipping interests, to examine and recommend an appropriate standard for whether railroad revenues are "adequate." Management cannot predict at this time the outcome of these proceedings or the impact, if any, on the Company's results of operations, liquidity or financial position.

YEAR  2000

BNSF has a committee to evaluate and manage the cost and risk associated with the Company becoming year 2000 compliant and to minimize the impact of year 2000 on the Company's operations. The committee has identified the major areas of BNSF's information system and technology infrastructure that will be affected by year 2000 and is in the process of implementing changes and recommending alternative solutions. In addition, BNSF has initiated formal communications with its suppliers, customers and other third parties to determine the extent to which the Company is vulnerable if those third parties fail to become year 2000 compliant. BNSF has completed year 2000 compliance on certain systems in conjunction with the merger-related systems integration. To date, other specific spending on year 2000 activities has not been significant. Currently, the cost of making the Company's remaining information systems and technology infrastructure year 2000 compliant is estimated to be approximately $20 million.

While it is the opinion of management that the effect of year 2000 on BNSF's internal information systems and technology infrastructure will not result in a material adverse effect on the annual results of operations, liquidity or financial position of the Company, there can be no assurance that the systems of other companies which interact with BNSF's systems will be compliant on a timely basis and will not have year 2000 failures. BNSF is developing contingency plans in the event that key third parties do not become year 2000 compliant.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SoP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SoP is required to be adopted by the Company in 1999 and provides prospective guidance on accounting for internally developed software, and proceeds from the sale of internally developed software. The Company estimates that the impact of adopting this SoP will not have a material effect on its results of operations or financial condition.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for the Company's fiscal year 2000; however, early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability or an unrecognized firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

The Company is currently evaluating SFAS No. 133 and whether it will adopt this pronouncement prior to the effective date. Based on hedging instruments outstanding at June 30, 1998 and previously deferred losses from past interest rate hedging transactions, all of which are cash-flow hedge transactions, the Company currently estimates that the impact of SFAS No. 133 would result in a net-of-tax cumulative-effect charge to accumulated other comprehensive deficit of approximately $60 million and an immaterial impact to current period earnings upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of business, BNSF utilizes various financial instruments which inherently have some degree of market risk. The qualitative and quantitative information presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 1997 Annual Report to Shareholders and in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, describes significant aspects of BNSF's financial instrument programs which have material market risk. Presented below is updated quantitative information for those programs that have changed significantly from the information reported in BNSF's Form 10-K for the year ended December 31, 1997.

Commodity Price Sensitivity

As discussed in Note 4 to the Company's consolidated financial statements, BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. For diesel fuel swaps and forward purchase contracts the table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of June 30, 1998. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.


                                                       Maturity Date
                                                       --------------


                                                                        Fair
                            1998   1999   2000   2001   2002  Total   Value (1)
                           -----  -----  -----  -----  -----  ------  --------
Diesel Fuel Swaps:
   Gallons (in millions)     290    668    491    239     50   1,738  $  (52)
   Weighted average
     price per gallon      $0.52  $0.49  $0.50  $0.50  $0.51  $ 0.50       -
Diesel Fuel Forward
  Purchase Contracts:
   Gallons (in millions)     210      -      -      -      -     210  $  (13)
   Weighted average
     price per gallon      $0.47      -      -      -      -  $ 0.47       -

(1) Represents unrealized loss (in millions) based on the price of Gulf Coast #2 heating oil at June 30, 1998.



Treasury Lock Transactions

In anticipation of future debt issuances, BNSF has entered into treasury lock transactions, based on the 30-year U.S. treasury rate, as reflected in the following table as of June 30, 1998.





                                      Maturity     Fair
                                        Date     Value (1)
                                      -------------------
                                        1999
                                      -------
Variable to Fixed Lock (in millions)  $  400   $  (9)
Average pay rate                        5.78%      -


(1) Represents unrealized loss as of June 30, 1998. As explained in Note 6 to the consolidated financial statements, in conjunction with a July 1998 debt issuance, the Company closed out $200 million of treasury lock transactions.




Equity Price Sensitivity

The common stock put options sold by the Company in November 1997 expired unexercised on May 5, 1998.

During the second quarter of 1998, BNSF sold equity put options for 600,000 shares of the Company's common stock to an independent third party and received cash proceeds of approximately $1 million. The option contracts have exercise prices ranging from $87 to $90 per share with expiration dates from November 1998 to December 1998. The option contracts permit a net-share or net-cash settlement method at BNSF's election.

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                         PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     COAL TRANSPORTATION CONTRACT LITIGATION
     Reference is made to the discussion in Registrant's Report on Form 10-K for the year ended December 31, 1997 and its Report on Form 10-Q for the quarterly period ended March 31, 1998, of the action originally filed against BNSF Railway by Southwestern Electric Power Company ("SWEPCO") in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the transportation rates required to be paid under two coal transportation contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). On March 13, 1998, the Supreme Court of Texas rendered judgment in favor of BNSF Railway, unanimously affirming the decision of the Court of Appeals for the Sixth Court of Appeals District of Texas, and assessing SWEPCO costs of appeal (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. 96-0684, Supreme Court of Texas).
On April 7, 1998, SWEPCO served its Motion for Rehearing. The Supreme Court of Texas overruled SWEPCO's motion for rehearing on June 5, 1998. This matter is now considered terminated.

ENVIRONMENTAL  PROCEEDINGS

Reference is made to the discussion in Registrant's Report on Form 10-K for the year ended December 31, 1997 and its Report on Form 10-Q for the quarterly period ended March 31, 1998, of the action originally filed against BNSF Railway by the Wisconsin Department of Natural Resources (State of Wisconsin v. Burlington Northern Railroad Company, Case No. 96 CV-403, Circuit Court, Douglas County, Wisconsin). On May 13, 1998, the Circuit Court entered a judgment based on a stipulated settlement between BNSF Railway and the State calling for BNSF Railway to reimburse the State for $30,000 in costs and to pay a civil forfeiture of $85,000, a penalty assessment of $18,700, an environmental assessment of $8,500, and costs and attorneys' fees of $10,000, for a total of $152,200. This matter is now considered terminated.

ITEM  5.    OTHER  INFORMATION

Under new Securities Exchange Commission Rule 14a-4(e)(2), public companies are required to disclose in their proxy statements the date after which shareholder proposals submitted outside the processes of Rule 14a-8 are considered untimely pursuant to an advance notice by-law provision or otherwise. Because the new rule became effective June 29, 1998, after the mailing of the Company's 1998 proxy statement, the Company hereby discloses that under its By-Laws (as amended September 18, 1997) shareholders must give advance notice in writing of business proposed to be brought before the Company's 1999 annual meeting of stockholders no later than December 17, 1998 and no earlier than November 17, 1998. This requirement applies to shareholder proposals not submitted pursuant to Rule 14a-8, the rule pertaining to shareholder proposals submitted for inclusion in the Company's proxy statement and form of proxy for its annual meeting. Such advance must also meet the other requirements set forth in Article II, Section 10 of the Company's By-Laws. In the event that the date of the 1999 meeting is more than 30 days before or after April 16, 1999 (the first anniversary of the 1998 annual meeting of stockholders), notice by a shareholder to be timely must be received not later than the close of business on the 15th day following the day on which notice of the date of the annual meeting was mailed or public disclosure was made, whichever first occurs.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

      A.    Exhibits

            See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

      B.    Reports on Form 8-K



On July 24, 1998, the Registrant filed a Current Report on Form 8-K (Date of earliest event reported: July 16, 1998), in which it reported, under Item 5, Other Events, press releases for Burlington Northern Santa Fe Corporation's announcement of a stock split and increased dividend rate and Second Quarter 1998 earnings.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          BURLINGTON NORTHERN SANTA FE CORPORATION
                                     (Registrant)




                           By:      /s/  THOMAS  N.  HUND
                                  -----------------------
                                Thomas N. Hund
                                Vice President and Controller
                                (On behalf of the Registrant and as
                                  principal accounting officer)





Fort Worth, Texas
August 13, 1998

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX


  3.1 Amended and Restated Certificate of Incorporation (as amended April 21, 1998).

  12              Computation of ratio of earnings to fixed charges.


  27              Financial Data Schedule.

Exhibit 3.1


                     RESTATED CERTIFICATE OF INCORPORATION
                                      OF
                                  BNSF CORP.


BNSF CORP., a corporation organized and existing under the laws of the State of Delaware, hereby certifies as follows:

1. The name of the corporation is BNSF Corp. The date of filing of its original Certificate of Incorporation with the Secretary of State was December 16, 1994.

2. The Restated Certificate of Incorporation restates and integrates and further amends the Certificate of Incorporation of this corporation by increasing the number of authorized shares, changing the par value, authorizing the creation of a Preferred Stock, furthering the powers of the Board of Directors and the prohibition of stockholders acting by unanimous written consent and adding provisions regarding the compromise or arrangement with creditors or stockholders.

3. The text of the Certificate of Incorporation as amended or supplemented heretofore is further amended hereby to read as herein set forth in full:


                             AMENDED AND RESTATED
                         CERTIFICATE OF INCORPORATION
                                      OF
                               BNSF CORPORATION


FIRST:    The  name  of  the  corporation  is  BNSF  Corporation.

     SECOND: The registered office of the corporation in the State of Delaware is located at 1209 Orange Street in the City of Wilmington, County of New Castle, and the name of its registered agent at such address is The Corporation Trust Company.

     THIRD: The nature of the business or purposes to be conducted or promoted by the corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

     FOURTH: The total number of shares of all classes of stock which the corporation shall have authority to issue is 375,000,000 shares, of which 25,000,000 shall be Preferred Stock, $0.01 par value per share (hereinafter referred to as the "$0.01 Par Value Preferred Stock"), 50,000,000 shall be Class A Preferred Stock, $0.01 par value per share (hereinafter referred to as the "Class A Preferred Stock") (such $0.01 Par Value Preferred Stock and Class A Preferred Stock being hereinafter referred to collectively as the "Preferred Stock"), and 300,000,000 shall be Common Stock, $0.01 par value per share.


SECTION  I.          PROVISIONS  RELATING  TO  $0.01 PAR VALUE PREFERRED STOCK

Part  A.          Authorization  of Series of $0.01 Par Value Preferred Stock.

          1. The Board of Directors is expressly authorized to adopt, from time to time, a resolution or resolutions providing for the issue of $0.01 Par Value Preferred Stock in one or more series to fix the number of shares in each such series and to fix the designations and the powers, preferences and relative participating, optional or other special rights, and the qualifications, limitations and restrictions, of each such series. The authority of the Board of Directors with respect to each such series shall include determination of the following (which may vary as between the different series of $0.01 Par Value Preferred Stock):

     (a) The number of shares constituting the series and the distinctive designation of the series;

     (b) The dividend rate on the shares of the series and the extent, if any, to which dividends thereon shall be cumulative;

     (c) Whether shares of the series shall be redeemable and, if redeemable, the redemption price payable on redemption thereof, which price may, but need not, vary according to the time or circumstances of such redemption;

     (d) The amount or amounts payable upon the shares of the series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation prior to any payment or distribution of the assets of the corporation to any class or classes of stock of the corporation ranking junior to the Preferred Stock, provided, however, that the aggregate amount payable upon the shares of all series of $0.01 Par Value Preferred Stock upon voluntary or involuntary liquidation shall not exceed $500,000,000;

     (e) Whether the shares of the series shall be entitled to the benefit of a sinking or retirement fund to be applied to the purchase or redemption of shares of the series and, if so entitled, the amount of such fund and the manner of its application, including the price or prices at which the shares may be redeemed or purchased through the application of such fund;

     (f) Whether the shares of the series shall be convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes of stock of the corporation and, if so convertible or exchangeable, the conversion price or prices, or the rates of exchange, and the adjustments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion or exchange;

     (g) The extent, if any, to which the holders of shares of the series shall be entitled to vote on any question or in any proceedings or to be represented at or to receive notice of any meeting of stockholders of the corporation; and

     (h) Any other preferences, privileges and powers, and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of such series, as the Board of Directors may deem advisable, which shall not affect adversely any other class or series of Preferred Stock at the time outstanding and which shall not be inconsistent with the provisions of this certificate of incorporation.


Part  B.      Provisions Applicable to All Series of $0.01 Par Value Preferred
Stock.

     1. (a) Except as otherwise specifically provided by the laws of the State of Delaware or by this certificate of incorporation or by the resolution of the Board of Directors creating any series of $0.01 Par Value Preferred Stock, the holders of the $0.01 Par Value Preferred Stock shall not be entitled to vote on any question or in any proceedings or to be represented at or to receive notice of any meeting of stockholders of the corporation; provided, however, that whenever accrued dividends on any series of the $0.01 Par Value Preferred Stock shall not be paid in an aggregate amount equivalent to six full quarterly dividends, the holders of the shares of such series shall have the special right, voting together with the holders of any other series of the $0.01 Par Value Preferred Stock, if they shall then have such right, as a single class separately from the holders of any other class of stock of the corporation, to elect at the next annual meeting of the stockholders of the corporation two directors of the corporation, and the remaining directors shall be elected by the other class, classes or series of stock entitled to vote therefor. Such right of election shall continue until such time as all dividends on the shares of the series having such right accrued to the date of payment, if the date of payment shall be a quarterly dividend payment date, or to the last preceding quarterly dividend payment date, if the date of payment shall be other than a quarterly dividend payment date, shall have been paid in full, or declared and set apart for payment, at which time such right of election shall terminate, subject to revesting in the event of each and every subsequent failure to pay in an aggregate amount equivalent to six full quarterly dividends. In the exercise of the special voting rights provided in this paragraph 1, the holders of shares shall have one vote per share. Nothing herein contained shall in any way restrict the power of the Board of Directors to increase or decrease the number of directors in accordance with the laws of the State of Delaware, this certificate of incorporation and the By-Laws of the corporation.

     (b) At any annual meeting of stockholders at which holders of any series of the $0.01 Par Value Preferred Stock shall have the right of election provided in this paragraph 1, the presence, in person or by proxy, of the holders of a majority of the shares of $0.01 Par Value Preferred Stock entitled to participate in such election shall be required to constitute a quorum of such shares for the election of any director by the holders of such shares. At any such meeting or adjournment thereof, (i) the absence of a quorum of such shares of $0.01 Par Value Preferred Stock shall not prevent the election of the directors to be elected by the other class, classes or series of stock entitled to vote therefor, and the absence of a quorum of such other class, classes or series of stock shall not prevent the election of the directors to be elected by such shares of $0.01 Par Value Preferred Stock, and
(ii) in the absence of either or both such quorums, a majority of the holders present in person or by proxy of the class, classes or series of stock which lack a quorum shall have power to adjourn the meeting for the election of directors which they are entitled to elect, from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

     (c) The directors elected by the holders of shares of $0.01 Par Value Preferred Stock in exercise of the right of election provided in this paragraph 1 shall continue in office until their successors shall have been elected by such holders or until termination of such right of election. The vacancies in the Board of Directors so occurring upon the termination of such right of election shall be filled by the majority vote of the remaining directors. Any vacancies in the Board of Directors occurring during any period when the holders of shares of $0.01 Par Value Preferred Stock have such right of election shall be filled only by vote of a majority (even if that be only a single director) of the remaining directors theretofore elected by the holders of the class, classes or series of stock which elected the director whose office shall have become vacant.

     2. Except as otherwise specifically provided with respect to any series of $0.01 Par Value Preferred Stock, so long as any of the $0.01 Par Value Preferred Stock is outstanding, the corporation will not:

     (a) declare or pay, or set apart for payment, any dividends (other than dividends payable in shares of stock of the corporation ranking junior to the $0.01 Par Value Preferred Stock, both as to dividends and upon liquidation) or make any distribution, on any class or classes of stock of the corporation ranking junior to the $0.01 Par Value Preferred Stock either as to dividends or upon liquidation, and will not redeem, purchase or otherwise acquire, whether voluntarily, for a mandatory or optional sinking or retirement fund or otherwise, or permit any subsidiary to purchase or otherwise acquire, any shares of any such junior class if at the time of making such declaration, payment, distribution, redemption, purchase or acquisition the corporation shall not have paid, or declared and set apart for payment, all dividends accrued on the $0.01 Par Value Preferred Stock to the date of such declaration, payment, distribution, redemption, purchase or acquisition, if such date shall be a quarterly dividend payment date, or to the last preceding quarterly dividend payment date, if such date shall be other than a quarterly dividend payment date, or shall not have redeemed, or set aside funds necessary for the redemption of, any shares of $0.01 Par Value Preferred Stock required to be redeemed pursuant to this certificate of incorporation or the resolution or resolutions of the Board of Directors creating any series of $0.01 Par Value Preferred Stock; provided, however, that the corporation may at any time redeem, purchase or otherwise acquire shares of any such junior class in exchange for, or out of the net cash proceeds from the substantially concurrent sale of, shares of any class of stock of the corporation ranking junior to the $0.01 Par Value Preferred Stock both as to dividends and upon liquidation;

     (b) without the affirmative vote or consent of the holders of at least 66 2/3% of all the $0.01 Par Value Preferred Stock at the time outstanding, voting together as a single class separate from the holders of any other class of stock of the corporation, given in person or by proxy, either in writing or by resolution adopted at a special meeting called for the purpose, (i) create any other class or classes of stock ranking prior to the $0.01 Par Value Preferred Stock, either as to dividends or upon liquidation, or increase the authorized number of shares of any such other class of stock or (ii) amend, alter or repeal any of the provisions of this Article so as to affect adversely the preferences, special rights or powers of the $0.01 Par Value Preferred Stock; provided, however, that if such amendment, alteration or repeal affects adversely the preferences, special rights or powers of one or more but not all series of $0.01 Par Value Preferred Stock at the time outstanding, only the affirmative vote or consent of at least 66 2/3% of the number of shares at the time outstanding of the series so affected shall be required; and provided, further, that no vote or consent of the $0.01 Par Value Preferred Stock shall be required to increase the authorized amount of the $0.01 Par Value Preferred Stock or for the creation of one or more classes of preferred stock so long as such class or classes do not rank prior to the $0.01 Par Value Preferred Stock, either as to dividends or upon liquidation;

     (c) without the affirmative vote or consent of the holders of at least a majority of all the $0.01 Par Value Preferred Stock at the time outstanding, voting together as a single class separately from the holders of any other class of stock of the corporation, given in person or by proxy, either in writing or by resolution adopted at a special meeting called for the purpose, voluntarily dissolve, liquidate or wind up.

SECTION II.     PROVISIONS RELATING TO CLASS A PREFERRED STOCK $0.01 PAR VALUE

     1. The Class A Preferred Stock $0.01 Par Value shall constitute a single class of Preferred Stock and shall be designated "Class A Preferred Stock $0.01 Par Value."

     2. The Board of Directors is expressly authorized to adopt, from time to time, a resolution or resolutions providing for the issuance of Class A Preferred Stock $0.01 Par Value in one or more series, to fix the number of shares in each such series and to fix the designations and powers, preferences and relative, participating, optional or other special rights, and the qualifications, limitations and restrictions, of each such series. The authority of the Board of Directors with respect to each such series shall include determination of the following (which may vary as between the different series of Class A Preferred Stock $0.01 Par Value).

     (a) The number of shares constituting the series and the distinctive designation of the series;

     (b) The dividend rate on the shares of the series and the extent, if any, to which dividends thereon shall be cumulative;

     (c) Whether shares of the series shall be redeemable and, if redeemable, the redemption price payable on redemption thereof, which price may, but need not, vary according to the time or circumstances of such redemption;

     (d) The amount or amounts payable upon the shares of the series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation prior to any payment or distribution of the assets of the corporation to any class or classes of stock of the corporation ranking junior to the Preferred Stock;

     (e) Whether the shares of the series shall be entitled to the benefit of a sinking or retirement fund to be applied to the purchase or redemption of shares of the series and, if so entitled, the amount of such fund and the manner of its application, including the price or prices at which the shares may be redeemed or purchased through the application of such fund;

     (f) Whether the shares of the series shall be convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes of stock of the corporation, and if so convertible or exchangeable, the conversion price or prices, or the rates of exchange, and the adjustments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion or exchange;

     (g) The extent, if any to which the holders of shares of the series shall be entitled to vote on any question or in any proceedings or to be represented at or to receive notice of any meeting of stockholders of the corporation;

     (h) Whether, and the extent to which, any of the voting powers, designations, preferences, rights and qualifications, limitations or restrictions of any such series may be made dependent upon facts ascertainable outside of the Certificate of Incorporation or of any amendment thereto, or outside the resolution or resolutions providing for the issuance of such series adopted by the Board of Directors, provided that the manner in which such facts shall operate upon the voting powers, designations, preferences, rights and qualifications, limitations or restrictions of such series is clearly and expressly set forth in the resolution or resolutions providing for the issuance of such series adopted by the Board of Directors; and

     (i) Any other preferences, privileges and powers and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of such series, as the Board of Directors may deem advisable, which shall not affect adversely any other class or series of Preferred Stock at the time outstanding and which shall not be inconsistent with the provisions of this Certificate of Incorporation.


SECTION  III.          PROVISIONS  RELATING  TO  ALL  PREFERRED  STOCK

     1. All shares of Preferred Stock shall be of equal rank as to dividends and as to distribution upon liquidation, dissolution or winding up except to the extent otherwise provided with respect to any series of the $0.01 Par Value Preferred Stock or any series of the Class A Preferred Stock
$0.01 Par Value by the resolution or resolutions of the Board of Directors creating such series.

2. The provisions of this paragraph 2 shall be applicable, except to the extent otherwise provided with respect to any series of $0.01 Par Value Preferred Stock or any series of Class A Preferred Stock $0.01 Par Value in the resolution or resolutions of the Board of Directors creating such series, to the redemption of any Preferred Stock which is redeemable under this Certificate of Incorporation or the resolution or resolutions of the Board of Directors creating any series of the $0.01 Par Value.

     (a) In the case of any redemption of Preferred Stock, whether with or without premium, notice of redemption shall be mailed at least 30 days in advance of the date designated for such redemption to the holders of record of the shares of Preferred Stock so to be redeemed at their respective addresses as the same shall appear on the books of the corporation. In order to facilitate the redemption of any shares of Preferred Stock that may be selected for redemption as provided in this paragraph 2, the Board of Directors is authorized to cause the transfer books of the corporation to be closed as to such shares at any time not exceeding 50 days prior to the date designated for redemption thereof. In case of the redemption of less than all of any series of the $0.01 Par Value Preferred Stock at the time outstanding, the shares so to be redeemed shall be selected by lot or in such other equitable manner as the Board of Directors may determine.

     (b) If notice shall have been given as aforesaid, and if on or before the redemption date the funds necessary for such redemption shall have been set aside by the corporation, separate and apart from its other funds, for the pro rata benefit of the holders of the shares so called for redemption, then, notwithstanding that any certificates for shares of Preferred Stock so called for redemption shall not have been surrendered for cancellation, the shares represented thereby shall no longer be deemed outstanding, the right to receive dividends thereon shall cease to accrue from and after the date for redemption so designated and all rights of holders of the shares of Preferred Stock so called for redemption shall forthwith, after such redemption date, cease and terminate, except the right of the holders thereof to receive the amount payable to them upon such redemption, without interest, and except the right, if any, of the holders of such shares to convert such shares on or before the third day prior to the date designated for such redemption or any other date (not later than the date designated for such redemption) specified in the resolution or resolutions of the Board of Directors creating the series of Preferred Stock of which such shares are a part. Any moneys so set aside by the corporation and unclaimed at the end of six years from the date fixed for such redemption shall revert to the general funds of the corporation after which reversion the holders of such shares so called for redemption shall look only to the corporation for payment of the amount payable to them upon such redemption and such shares shall still not be deemed to be outstanding. Any moneys so set aside by the corporation which shall not be required for such redemption because of the exercise of any conversion right of any shares to be redeemed shall revert to the general funds of the corporation forthwith.

     3. No holder of Preferred Stock as such shall have any preemptive right to subscribe to stock, obligations, warrants, rights to subscribe to stock or other securities of the corporation of any class, whether now or hereafter authorized.

     4. Except as otherwise provided in the resolution or resolutions of the Board of Directors creating a series of $0.01 Par Value Preferred Stock or a series of Class A Preferred Stock $0.01 Par Value, dividends on all shares of Preferred Stock shall be cumulative from the date on which such shares are first issued and sold or from the last dividend payment date to which dividends have been paid in full, or declared and set apart for payment, whichever is later.

     5.          For  the  purposes  of  this  Article:

     (a) The term "subsidiary" shall mean any corporation of which the corporation, directly or indirectly, owns or controls such number of shares of outstanding stock as have ordinary voting power to elect a majority of the board of directors of such corporation;

     (b) The term "outstanding", when used in reference to shares of stock, shall mean issued shares, excluding shares held by the corporation or a subsidiary and shares called for redemption funds for the redemption of which shall have been set aside in accordance with paragraph 2 of this Section IV;

     (c) The amount of dividends "accrued" on any share of Preferred Stock at any quarterly dividend payment date shall be the amount of any unpaid dividends accumulated thereon to and including such quarterly dividend payment date, whether or not earned or declared and whether or not there shall be funds legally available for the payment of dividends thereon, and the amount of dividends "accrued" on any share of Preferred Stock as at any date other than a quarterly dividend payment date shall be the amount of dividends accrued thereon at the last preceding quarterly dividend payment date plus a pro rata portion of the annual dividend for the period after such last preceding quarterly dividend payment date to and including the date as of which the calculation is made, calculated on the basis of a 360-day year of twelve 30-day months.

     (d) Any class, classes or series of stock of the corporation shall be deemed to rank

      (i) prior to any other class, classes or series of stock of the corporation either as to dividends or upon liquidation if the holders of such class, classes or series shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of the class, classes or series as to which such determination is being made;

     (ii) junior to any class, classes or series of stock of the corporation either as to dividends or upon liquidation if the rights of the holders of such class, classes or series shall be subject or subordinate to the rights of the holders of the class, classes or series as to which such determination is being made in respect of the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be.


SECTION  IV.          PROVISIONS  RELATING  TO  COMMON  STOCK

     1. At all times each holder of Common Stock of the corporation shall be entitled to one vote for each share of such stock standing in the name of such holder on the books of the corporation. This paragraph shall not affect the special voting rights of the Preferred Stock hereinabove set forth.

     2. No holder of the Common Stock as such shall have any preemptive right to subscribe to stock, obligations, warrants, rights to subscribe to stock or other securities of the corporation of any class, whether now or hereafter authorized.

     3. The rights of holders of the Common Stock shall be subject and subordinate to the rights of the holders of the Preferred Stock in respect of dividends and amounts distributable upon liquidation, dissolution or winding up.

     4. The corporation shall reserve and shall at all times have reserved out of its authorized but unissued shares of the Common Stock enough shares of the Common Stock to permit the conversion of the then outstanding shares of 6 1/4% Cumulative Convertible Preferred Stock, Series A, No Par Value of Burlington Northern Inc. (the "Burlington Northern Preferred Stock"). All shares of Common Stock which may be issued upon conversion of the Burlington Preferred Stock shall be validly issued, fully paid and nonassessable. In order that the corporation may issue shares of Common Stock upon conversion of the Burlington Northern Preferred Stock, the corporation will endeavor to comply with all applicable Federal and State securities laws and will endeavor to list such shares of Common Stock to be issued upon conversion on each securities exchange on which the Common Stock is listed. The Burlington Northern Preferred Stock shall otherwise be convertible into the same number of shares of Common Stock, at the same conversion price and upon the same terms and conditions as with respect to the common stock, no par value of Burlington Northern Inc., including with respect to required adjustments to the conversion price upon the occurrence of certain events, all as set forth in the instruments governing the terms of the Burlington Northern Preferred Stock.

     FIFTH:    In furtherance and not in limitation of the powers conferred by law,  the  Board  of  Directors  is  expressly  authorized:

     1. To adopt, amend or repeal the By-Laws of the corporation subject to the power of the stockholders of the corporation having voting power to adopt By-Laws and to amend or repeal By-Laws adopted or amended by the Board of Directors.

     2. To remove at any time any officer elected or appointed by the Board of Directors by such vote of the Board of Directors as may be provided for in the By-Laws. Any other officer of the corporation may be removed at any time by a vote of the Board of Directors, or by any committee or superior officer upon whom such power of removal may be conferred by the By-Laws or by a vote of the Board of Directors.

     3. To establish bonus, profit sharing, stock option, stock purchase, retirement or other types of incentive or compensation plans for the employees (including officers and directors) of the corporation and to fix the terms of such plans and to determine, or prescribe the method for determining, the persons to participate in any such plans and the amount of their respective participations.

     4. From time to time to determine whether and to what extent, and at what time and places and under what conditions and regulations, the accounts and books of the corporation (other than the stock ledger) or any of them, shall be open to the inspection of the stockholders; and no stockholder shall have any right to inspect any account or book or document of the corporation, except as conferred by the laws of the State of Delaware or as authorized by the Board of Directors.

     SIXTH:    In  addition  to  any  affirmative  vote  required by law, this
Certificate of Incorporation, any agreement with any national securities exchange or otherwise, any "Business Combination" (as hereinafter defined) involving the corporation shall be subject to approval in the manner set forth in this Article.

Section  I--Definitions

          For the purposes of Article SIXTH and Article SEVENTH of this Certificate of Incorporation:

     (a) "Affiliate" and "beneficial owner" are used herein as defined in Rule 12b-2 and Rule 13d-3, respectively, under the Securities Exchange Act of 1934 as in effect on the date of adoption of this Section I by the stockholders of the corporation ("1934 Act"). The term "Affiliate" as used herein shall exclude the corporation, but shall include the definition of "Associate" as contained in said Rule 12b-2.

     (b) An "Interested Stockholder" is a person other than the corporation who is (i) the beneficial owner of ten percent or more of the stock of the corporation entitled to vote for the election of directors ("Voting Stock"), or (ii) an Affiliate of the corporation and (A) at any time within a two-year period prior to the record date to vote on a Business Combination was the beneficial owner of ten percent or more of the Voting Stock, or (B) at the completion of the Business Combination will be the beneficial owner of ten percent or more of the Voting Stock.

     (c) A "Person" is a natural person or a legal entity of any kind, together with any Affiliate of such person or entity, or any person or entity with whom such person, entity or an Affiliate has any agreement or understanding relating to acquiring, voting, or holding Voting Stock.

     (d) A "Disinterested Director" is a member of the Board of Directors of the corporation (other than the Interested Stockholder) who was a director prior to the time the interested stockholder became an Interested Stockholder, or any director who was recommended for election by the Disinterested
Directors.    Any  action  to  be  taken  by the Disinterested Directors shall require the affirmative vote of at least two-thirds of the Disinterested Directors.

     (e) A "Business Combination" is (i) a merger or consolidation of the corporation of any of its subsidiaries with an Interested Stockholder; (ii) the sale, lease, exchange, pledge, transfer or other disposition (A) by the corporation or any of its subsidiaries of all or a Substantial Part of the corporation's Assets to an Interested Stockholder, or (B) by an Interested Stockholder of corporation or any of its subsidiaries; (iii) the issuance of stock or other securities of the corporation or any of its subsidiaries to an Interested Stockholder, other than on a pro rata basis to all holders of Voting Stock of the same class held by the Interested Stockholder or rights;
(iv) the adoption of any plan or proposal for the liquidation or dissolution of the corporation proposed by or on behalf of an Interested Stockholder; (v) any reclassification of securities, recapitalization, merger or consolidation or other transaction which has effect, directly or indirectly, of increasing the proportionate share of any Voting Stock beneficially owned by an Interested Stockholder; or (vi) any agreement, contract or other arrangement providing for any of the foregoing transactions.

     (f) A "Substantial Part of the corporation's Assets" shall mean assets of the corporation or any of its subsidiaries in an amount equal to twenty percent or more of the fair market value, as determined by the Disinterested Directors, of the total consolidated assets of the corporation and its subsidiaries taken as a whole as of the end of its most recent fiscal year ended prior to the time the determination is made.

Section  II--Vote  Required  For  Business  Combinations

          The affirmative vote of not less than fifty-one percent of the Voting Stock, excluding the Voting Stock of an Interested Stockholder who is a party to the Business Combination, shall be required for the adoption or authorization of a Business Combination, unless the Disinterested Directors determine that:

     (a) The Interested Stockholder is the beneficial owner of not less than eighty percent of the Voting Stock and has declared its intention to vote in favor of or approve such Business Combination; or

     (b) (i) The fair market value of the consideration per share to be received or retained by the holders of each class or series of stock of the corporation in a Business Combination is equal to or greater than the consideration per share (including brokerage commissions and soliciting dealer's fees) paid by such Interested Stockholder in acquiring the largest number of shares of such class of transactions, whether before or after the Interested Stockholder became an Interested Stockholder and (ii) the
Interested Stockholder shall not have received the benefit, directly or indirectly (except proportionately as a stockholder), of any loans, advances, guarantees, pledges or other financial assistance provided by the corporation, whether in anticipation of or in connection with such Business Combination or otherwise.

Section  III--Information  Requirements

          In the event any vote of holders of Voting Stock is required for the adoption or approval of any Business Combination, a proxy or information statement describing the Business Combination and complying with the requirements of the 1934 Act shall be mailed at a date determined by the Disinterested directors to all stockholders of the corporation whether or not such statement is required under the 1934 Act. The statement shall contain any recommendations as to the advisability of the Business Combination which the Disinterested Directors, or any of them, may choose to state and, if deemed advisable by the Disinterested Directors, an opinion of an investment banking firm as to the fairness of the terms of such Business Combination. Such firm shall be selected by the Disinterested Directors and paid a fee for its services by the corporation as approved by the Disinterested Directors.

     SEVENTH: Any action by stockholders of the corporation shall be taken at a meeting of stockholders and no action may be taken by written consent of stockholders entitled to vote upon such action. No amendment to the Certificate of Incorporation shall amend, alter, change or repeal any of the provisions of Article SIXTH hereof or of this Article SEVENTH unless such amendment shall receive the affirmative vote of not less than fifty-one percent of the voting Stock, excluding the Voting Stock of any Interested
Stockholder  as  defined  in  Article  SIXTH.

     EIGHTH: To the full extent that the Delaware General Corporation Law, as it exists on the date hereof or may hereafter be amended, permits the limitation or elimination of the liability of directors, a director of the corporation shall not be liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director. Any amendment to or repeal of this Article EIGHTH shall not adversely affect any right or protection of a director of the corporation for or with respect to any acts or omissions of such director occurring prior to such amendment or repeal.

     NINTH: Whenever a compromise or arrangement is proposed between this corporation and its creditors or any class of them and/or between this corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this corporation under the provisions of section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this corporation under the provisions of section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this corporation, as the case may be, and also on this corporation.

4. This Restated Certificate of Incorporation was duly adopted by the sole incorporator in accordance with Sections 241 and 245 of the General Corporation Law of the State of Delaware.

5. This Restated Certificate of Incorporation shall be effective on December 23, 1994.

IN WITNESS WHEREOF, said BNSF Corp. has caused this Certificate to be signed by Dennis Hersch its sole incorporate this 21st of December, 1994.

BNSF  CORP.


By:    /s/  Dennis  Hersch
       -------------------
       Dennis  Hersch

                         CERTIFICATE OF CORRECTION OF
             AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF
                               BNSF CORPORATION

          BNSF Corporation, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Company"), does hereby certify:

          1. A Certificate of Incorporation of the Company (the "Certificate") was filed with the Secretary of State of the State of Delaware on December 16, 1994, as amended and restated on December 21, 1994, which contains an inaccurate record of the corporate action taken therein referred to, and said Certificate requires correction as permitted by subsection (f) of
Section  103  of  the  General  Corporation  Law  of  the  State  of Delaware.

          2. The inaccuracy in said Certificate is that it was not intended that Article SIXTH and Article SEVENTH of the Certificate be effective until such time as Burlington Northern Inc. ("BNI") and Santa Fe Pacific Corporation ("SFP") become direct or indirect subsidiaries of the Company.

          3. Articles SIXTH and SEVENTH of the Certificate are corrected to read as follows:

     SIXTH: Immediately following the time at which BNI and SFP become direct or indirect subsidiaries of the corporation, in addition to any affirmative vote required by law, this Certificate of Incorporation, any agreement with any national securities exchange or otherwise, any "Business Combination" (as hereinafter defined) involving the corporation shall be subject to approval in the manner set forth in this Article.

Section  I--Definitions

          For the purposes of Article SIXTH and Article SEVENTH of this Certificate of Incorporation:

               (a) "Affiliate" and "beneficial owner" are used herein as defined in Rule 12b-2 and Rule 13d-3, respectively, under the Securities Exchange Act of 1934 as in effect on the date of adoption of this Section I by the stockholders of the corporation ("1934 Act"). The term "Affiliate" as used herein shall exclude the corporation, but shall include the definition of "Associate" as contained in said Rule 12b-2.

               (b) An "Interested Stockholder" is a person other than the corporation who is (i) the beneficial owner of ten percent or more of the stock of the corporation entitled to vote for the election of directors ("Voting Stock"), or (ii) an Affiliate of the corporation and (A) at any time within a two-year period prior to the record date to vote on a Business Combination was the beneficial owner of ten percent or more of the Voting Stock, or (B) at the completion of the Business Combination will be the beneficial owner of ten percent or more of the Voting Stock.

               (c) A "Person" is a natural person or a legal entity of any kind, together with any Affiliate of such person or entity, or any person or entity with whom such person, entity or an Affiliate has any agreement or understanding relating to acquiring, voting, or holding Voting Stock.

               (d)    A  "Disinterested  Director" is a member of the Board of
Directors of the corporation (other than the Interested Stockholder) who was a director prior to the time the interested stockholder became an Interested Stockholder, or any director who was recommended for election by the Disinterested Directors. Any action to be taken by the Disinterested Directors shall require the affirmative vote of at least two-thirds of the Disinterested Directors.

               (e) A "Business Combination" is (i) a merger or consolidation of the corporation of any of its subsidiaries with an Interested Stockholder;
(ii) the sale, lease, exchange, pledge, transfer or other disposition (A) by the corporation or any of its subsidiaries of all or a Substantial Part of the corporation's Assets to an Interested Stockholder, or (B) by an Interested Stockholder of corporation or any of its subsidiaries; (iii) the issuance of stock or other securities of the corporation or any of its subsidiaries to an Interested Stockholder, other than on a pro rata basis to all holders of Voting Stock of the same class held by the Interested Stockholder or rights;
(iv) the adoption of any plan or proposal for the liquidation or dissolution of the corporation proposed by or on behalf of an Interested Stockholder; (v) any reclassification of securities, recapitalization, merger or consolidation or other transaction which has effect, directly or indirectly, of increasing the proportionate share of any Voting Stock beneficially owned by an Interested Stockholder; or (vi) any agreement, contract or other arrangement providing for any of the foregoing transactions.

               (f) A "Substantial Part of the corporation's Assets" shall mean assets of the corporation or any of its subsidiaries in an amount equal to twenty percent or more of the fair market value, as determined by the Disinterested Directors, of the total consolidated assets of the corporation and its subsidiaries taken as a whole as of the end of its most recent fiscal year ended prior to the time the determination is made.

Section  II--Vote  Required  For  Business  Combinations

          The affirmative vote of not less than fifty-one percent of the Voting Stock, excluding the Voting Stock of an Interested Stockholder who is a party to the Business Combination, shall be required for the adoption or authorization of a Business Combination, unless the Disinterested Directors determine that:

               (a) The Interested Stockholder is the beneficial owner of not less than eighty percent of the Voting Stock and has declared its intention to vote in favor of or approve such Business Combination; or

               (b) (i) The fair market value of the consideration per share to be received or retained by the holders of each class or series of stock of the corporation in a Business Combination is equal to or greater than the consideration per share (including brokerage commissions and soliciting dealer's fees) paid by such Interested Stockholder in acquiring the largest number of shares of such class of transactions, whether before or after the Interested Stockholder became an Interested Stockholder and (ii) the
Interested Stockholder shall not have received the benefit, directly or indirectly (except proportionately as a stockholder), of any loans, advances, guarantees, pledges or other financial assistance provided by the corporation, whether in anticipation of or in connection with such Business Combination or otherwise.

Section  III--Information  Requirements

          In the event any vote of holders of Voting Stock is required for the adoption or approval of any Business Combination, a proxy or information statement describing the Business Combination and complying with the requirements of the 1934 Act shall be mailed at a date determined by the Disinterested directors to all stockholders of the corporation whether or not such statement is required under the 1934 Act. The statement shall contain any recommendations as to the advisability of the Business Combination which the Disinterested Directors, or any of them, may choose to state and, if deemed advisable by the Disinterested Directors, an opinion of an investment banking firm as to the fairness of the terms of such Business Combination. Such firm shall be selected by the Disinterested Directors and paid a fee for its services by the corporation as approved by the Disinterested Directors.

          SEVENTH: Any action by stockholders of the corporation shall be taken at a meeting of stockholders and no action may be taken by written consent of stockholders entitled to vote upon such action. No amendment to the Certificate of Incorporation shall amend, alter, change or repeal any of the provisions of Article SIXTH hereof or of this Article SEVENTH unless such amendment shall receive the affirmative vote of not less than fifty-one percent of the voting Stock, excluding the Voting Stock of any Interested
Stockholder  as  defined  in  Article  SIXTH.   This Article SEVENTH shall not
become effective until immediately following the time at which BNI and SFP become direct or indirect subsidiaries of the corporation.

          BNSF Corporation has caused this Certificate of Correction of Amended and Restated Certificate of Incorporation to be signed by Jeffrey R. Moreland, its Vice President, authorized officer, this 7th day of September, 1995.


By:    /s/  Jeffrey  R.  Moreland
          --------------------------
Name:  Jeffrey  Moreland
Title:  Vice  President  &  Secretary

                               AMENDMENT TO THE
             AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF
                               BNSF CORPORATION

          BNSF Corporation (the "Corporation"), a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "GCL"), does hereby amend the Amended and Restated Certificate of Incorporation of the Corporation, which was originally filed on December 16, 1994. The undersigned hereby certifies that this Amendment to the Amended and Restated Certificate of Incorporation has been duly adopted in accordance with Section 242 of the GCL.

     Article  1.  is  hereby  deleted  in  its  entirety  and  replaced  with:
          "FIRST: The name of the Corporation is Burlington Northern Santa Fe Corporation."

     THE UNDERSIGNED, being an officer of BNSF Corporation for the purpose of amending the Amended and Restated Certificate of Incorporation of the Corporation pursuant to the General Corporation Law of the State of Delaware, does make this Amended Certificate of Incorporation, hereby declaring and certifying that this is my act and deed and the facts herein stated are true, and accordingly have hereunto set my hand this 11th day of September, 1995.

          BNSF  Corporation

          By:  /s/  Douglas  J.  Babb
             ------------------------
Name:  Douglas  Babb
Title:  President

          ATTEST
          By:/s/  Jeffrey  Moreland
             ----------------------
Name:  Jeffrey  Moreland
Title:  Vice  President  &  Secretary

                        CERTIFICATE OF AMENDMENT OF THE
             AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF
                   BURLINGTON NORTHERN SANTA FE CORPORATION


     Burlington Northern Santa Fe Corporation, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware,

     DOES  HEREBY  CERTIFY:

     FIRST: That, on January 15, 1998, the Board of Directors of said corporation adopted a resolution proposing and declaring advisable the following amendment to the Amended and Restated Certificate of Incorporation of said corporation:

          RESOLVED, that the Board of Directors declares it advisable that the Amended and Restated Certificate of Incorporation of the Company, which was originally filed on December 16, 1994, be amended to increase the number of authorized shares of Common Stock, $0.01 par value per share from 300,000,000 to 600,000,000, and recommends that the first paragraph of Article FOURTH of the Amended and Restated Certificate of Incorporation be amended to read as follows:

               The total number of shares of all classes of stock which the corporation shall have authority to issue is 675,000,000 shares, of which 25,000,000 shall be preferred stock, $0.01 par value per share (hereinafter referred to as the "$0.01 Par Value Preferred Stock"), 50,000,000 shall be Class A Preferred Stock, $0.01 par value per share (hereinafter referred to as the "Class A Preferred Stock") (such $0.01 Par Value Preferred Stock and Class A Preferred Stock being hereinafter referred to collectively as the "Preferred Stock"), and 600,000,000 shall be Common Stock, $0.01 par value per share.

          FURTHER RESOLVED, that the proposed amendment to the Amended and Restated Certificate of Incorporation be submitted to the shareholders for their approval at the 1998 annual meeting of shareholders, and that, if approved, any officer of the Company, including the Secretary and any Assistant Secretary, is hereby authorized and directed, in the name and on behalf of the Company, to execute and deliver such amendment for filing with the Secretary of State of the State of Delaware and to take any and all actions necessary to effect the amendment of the Amended and Restated Certificate of Incorporation.

     SECOND: That, thereafter, the regular annual meeting of the shareholders of said corporation was duly called and held on April 16, 1998, at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

     THIRD:    That  said  amendment  was  duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, the said Burlington Northern Santa Fe Corporation has caused this certificate to be signed by Jeffrey T. Williams, its Assistant Secretary, this 21st day of April, 1998.



     BURLINGTON NORTHERN SANTA FE CORPORATION


     By:     /s/ J.T. Williams
          --------------------
     Jeffrey T. Williams
Its Assistant Secretary




                                     EXHIBIT  12

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      (IN MILLIONS, EXCEPT RATIO AMOUNTS)
                                  (UNAUDITED)



                                                 Six Months
                                               Ended June 30,
                                              ----------------
                                                 1998    1997
                                                ------  ------
Earnings:

  Pre-tax income                                $ 876   $ 616

  Add:
    Interest and fixed charges,
      excluding capitalized interest              173     169

    Portion of rent under long-term
      operating leases representative
      of an interest factor                        94      94

    Amortization of capitalized interest            2       2

  Less:  Undistributed equity in earnings
           of investments accounted for
           under the equity method                 (8)     (3)
                                               ------  ------


  Total earnings available for fixed charges   $1,137  $  878
                                               ======  ======

Fixed charges:

  Interest and fixed charges                   $  180  $  177

  Portion of rent under long-term operating
    leases representative of an interest
    factor                                         94      94
                                               ------  ------

  Total fixed charges                          $  274  $  271
                                               ======  ======

Ratio of earnings to fixed charges            4.15x(1)  3.24x

(1) Earnings for the six months ended June 30, 1998 include a pre-tax gain on the pipeline partnerships sale of $67 million. Excluding this gain, the ratio for the six months ended June 30, 1998 would have been 3.91x.