Form 10-Q
period 1998-09-30
BURLINGTON NORTHERN SANTA FE CORP
filed 1998-11-16
CIK 934612

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark  One)
[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                       Shares
            Class                              Outstanding at October 31, 1998
            -----                              -------------------------------

Common  stock,  $.01  par  value                      469,094,916 shares

                                      --








                                   PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF INCOME
                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                          (UNAUDITED)



                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                      ------------------    -----------------
                                        1998       1997       1998      1997
                                      -------    -------     -------  -------


Revenues                              $2,307     $2,138      $6,688   $6,226
                                      -------    -------     -------  -------

Operating expenses:
  Compensation and benefits              695        661       2,087    2,006
  Purchased services                     243        217         707      644
  Depreciation and amortization          211        195         618      574
  Equipment rents                        203        200         597      601
  Fuel                                   178        173         541      555
  Materials and other                    163        151         548      517
                                      -------    -------     -------  -------
    Total operating expenses           1,693      1,597       5,098    4,897
                                      -------    -------     -------  -------

Operating income                         614        541       1,590    1,329
Interest expense                          91         86         264      255
Other income (expense), net              (19)       (10)         54      (13)
                                      -------    -------     -------  -------

Income before income taxes               504        445       1,380    1,061

Income tax expense                       187        162         521      393
                                      -------    -------     -------  -------
Net income                            $  317     $  283      $  859   $  668
                                      =======    =======     =======  =======

Earnings per share:
  Basic                               $ 0.67     $ 0.61      $ 1.82   $ 1.44
                                      =======    =======     =======  =======
  Diluted                             $ 0.66     $ 0.60      $ 1.80   $ 1.42
                                      =======    =======     =======  =======

Average shares (in millions)
  Basic                                471.7      465.8       470.9    463.4
  Dilutive potential common shares       5.3        6.4         5.9      6.9
                                      -------    -------     -------  -------
  Diluted                              477.0      472.2       476.8    470.3
                                      =======    =======     =======  =======

Dividends declared per common share   $ 0.12     $ 0.10      $ 0.32   $ 0.30









See  accompanying  notes  to  consolidated  financial  statements.






             BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                               (DOLLARS IN MILLIONS)
                                    (UNAUDITED)




                                                   September 30,  December 31,
                                                      1998            1997
                                                   -------------  ------------
ASSETS


Current assets:
  Cash and cash equivalents                        $         17   $        31
  Accounts receivable, net                                  615           635
  Materials and supplies                                    212           205
  Current portion of deferred income taxes                  327           333
  Other current assets                                       45            30
                                                   -------------  ------------
    Total current assets                                  1,216         1,234

Property and equipment, net                              20,267        19,211
Other assets                                                777           891
                                                   -------------  ------------
      Total assets                                 $     22,260   $    21,336
                                                   =============  ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities   $      1,855   $     1,952
  Long-term debt due within one year                        261           108
                                                   -------------  ------------
      Total current liabilities                           2,116         2,060

Long-term debt and commercial paper                       5,154         5,181
Deferred income taxes                                     5,479         5,175
Casualty and environmental reserves                         418           448
Employee, merger and separation costs                       420           469
Other liabilities                                         1,132         1,191
                                                   -------------  ------------
      Total liabilities                                  14,719        14,524
                                                   -------------  ------------

Commitments and contingencies (See notes 3 and 4)

Stockholders' equity:
  Common stock, $.01 par value, 600,000,000
    shares authorized; 470,879,665 and
    156,746,601 shares issued, respectively                   5             2
  Additional paid-in capital                              5,141         4,995
  Retained earnings                                       2,572         1,863
  Accumulated other comprehensive deficit                    (7)           (7)
  Treasury stock                                           (167)          (39)
  Other                                                      (3)           (2)
                                                   -------------  ------------
      Total stockholders' equity                          7,541         6,812
                                                   -------------  ------------
      Total liabilities and stockholders'
        equity                                     $     22,260   $    21,336
                                                   =============  ============





See  accompanying  notes  to  consolidated  financial  statements.





               BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (DOLLARS IN MILLIONS)
                                      (UNAUDITED)



                                                   Nine Months Ended
                                                     September 30,
                                                   -----------------
                                                     1998      1997
                                                   -------   -------

Operating Activities:
  Net income                                       $  859    $  668
  Adjustments to reconcile net income to net cash
     provided operating activities:
      Depreciation and amortization                   618       574
      Deferred income taxes                           309       272
      Employee, merger and separation costs paid      (63)      (86)
      Other, net                                     (125)     (106)
      Sale of accounts receivable                      19       320
      Other changes in working capital                (65)     (532)
                                                   -------   -------
Net cash provided by operating activities           1,552     1,110
                                                   -------   -------
Investing Activities:
  Cash used for capital expenditures               (1,558)   (1,476)
  Other, net                                         (240)     (122)
                                                   -------  --------
Net cash used for investing activities             (1,798)   (1,598)
                                                   -------  --------

Financing Activities:
  Net increase (decrease) in commercial paper and
    bank loans                                        (17)       46
  Proceeds from issuance of long-term debt            507       654
  Payments on long-term debt                          (92)     (158)
  Dividends paid                                     (141)     (138)
  Proceeds from stock options exercised                94        87
  Purchase of BNSF common stock                      (110)        -
  Other, net                                           (9)       (5)
                                                   -------  --------
Net cash provided by financing activities             232       486
                                                   -------  --------
Decrease in cash and cash equivalents                 (14)       (2)
Cash and cash equivalents:
  Beginning of period                                  31        47
                                                   -------  --------
  End of period                                    $   17   $    45
                                                   =======  ========

Supplemental cash flow information:
  Interest paid, net of amounts capitalized        $  279   $   252
  Income taxes paid, net of refunds                   164        14



                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                      --








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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.
In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of September 30, 1998 and December 31, 1997 and the consolidated results of operations for the three and nine month periods ended September 30, 1998 and 1997 have been included.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements, including the restatement of prior periods. For the three and nine month periods ended September 30, 1998 and 1997, the Company's comprehensive income was equal to net income.

Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee, merger and separation liabilities totaling $488 million are included in the consolidated balance sheet at September 30, 1998. During the first nine months of 1998, the Company paid $63 million of employee, merger and separation costs.

At September 30, 1998, $68 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years, except for certain costs related to conductors, trainmen and locomotive engineers which will be paid upon the employees' separation or retirement, as well as certain benefits for clerical employees which may be paid on an installment basis, generally over five to ten years or in some cases through retirement.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at 354 sites, at which it is being asked to participate in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $36 million during the first nine months of 1998 for mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has accruals of approximately $192 million for remediation and restoration of all known sites. BNSF anticipates that the majority of the accrued costs at September 30, 1998, will be paid over the next five years. No individual site is considered to be material.

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

The railroad industry, including BNSF Railway, is subject to future requirements regulating air emissions from diesel locomotives. Final regulations applicable to new and rebuilt locomotive engines were promulgated by the United States Environmental Protection Agency ("EPA") and became
effective June 15, 1998.  The new standards will   be phased in between 2000
and 2005. BNSF Railway has evaluated compliance requirements and associated costs and believes the costs will not be material in any given year. BNSF Railway has also entered into agreements with the California State Air Resources Board and the EPA regarding a program to reduce emissions in Southern California through accelerated deployment of locomotives which comply with the federal standards.

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

4. Debt

BNSF issues commercial paper from time to time which are supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The commitments of the lenders under BNSF's short-term agreement were extended on November 12, 1998 and are currently scheduled to expire on June 15, 1999. The amended short-term borrowing facility allows borrowings of up to $425 million. The commitments of the lenders under the long-term agreement, which allow borrowings of up to $1.5 billion, are scheduled to expire on November 12, 2002.

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

5. Hedging activities and other commitments

Fuel

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap transactions which are accounted for as hedges. Any gains or losses associated with changes in market value of these hedges are deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used. To the extent BNSF hedges portions of its fuel purchases, it may not fully benefit from decreases in fuel prices.

As of September 30, 1998, BNSF had entered into fuel swaps for approximately
1.9 billion gallons at an average price of approximately 49 cents per gallon and forward purchases for approximately 100 million gallons at an average price of approximately 53 cents per gallon.

The above prices do not include taxes, transportation costs, certain other fuel handling costs and, except for forward purchases, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

BNSF's fuel hedging program covers approximately 82 percent of estimated fuel purchases for the remaining three months of 1998, and approximately 75 percent, 40 percent, 22 percent and 7 percent of estimated fuel purchases for 1999, 2000, 2001 and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized losses from BNSF's fuel hedging transactions were approximately $70 million based on Gulf Coast #2 heating oil as of September 30, 1998. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Interest Rate

During June 1998, in anticipation of a future debt issuance, BNSF entered into a treasury lock transaction for $200 million at an interest rate of approximately 5.67 percent. This treasury lock transaction was based on the then-current 30-year U.S. treasury rate and as explained in Note 8, in conjunction with a November 1998 debt issuance, the treasury lock was closed out.

During July 1998, in conjunction with the $200 million debt issuance, the Company closed out $200 million of treasury lock transactions at a loss of approximately $7 million which has been deferred and will be amortized as an interest adjustment over the life of the debt.

Equity Put Options

During the third quarter of 1998, BNSF sold equity put options for 1.2 million shares of the Company's common stock to an independent third party and received cash proceeds of approximately $0.9 million. The option contracts have exercise prices ranging from $29.67 to $30 per share with expiration dates in February, 1999. Including these options, total outstanding equity put options are 3 million shares with exercise prices ranging from $29 to $30 per share and expiration dates ranging from November 1998 to February 1999. The option contracts permit a net-share or net-cash settlement method at BNSF's election. The Company accounts for the effects of these transactions within stockholders' equity.

6. Sale of Investment in Pipeline Partnerships

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

In October 1997, SFP Pipelines and SFP Holdings entered into an agreement with Kinder Morgan Energy Partners, L.P. ("Kinder Morgan") pursuant to which Kinder Morgan acquired substantially all of SFP Pipelines' interests in the Partnership and SFPP, L.P. for approximately $84 million in cash on March 6, 1998. The Partnership was liquidated as part of the transaction and each Partnership Unit was converted into the right to receive 1.39 Kinder Morgan common units. SFP Pipelines' 8,148,148 Partnership Units were converted into the right to receive 11,325,925 Kinder Morgan common units. In addition, the agreement called for the interest of SFP Pipelines in SFPP, L.P. to be partially redeemed for a cash distribution of $5.8 million, with SFP Pipelines retaining only a 0.5 percent special limited partnership interest in SFPP, L.P. The Company recognized a $67 million one-time pre-tax gain ($32 million or $0.07 per share on a diluted basis after-tax) at the time of the sale.

Consummation of the transaction caused an "Exchange Event" under the VRED agreement and in June 1998 all VRED holders received either partnership units of Kinder Morgan or cash equal to the par value of the VREDs. As a result of this transaction, substantially all of the Company's investment in the Partnership and SFPP, L.P. and the VREDs were removed from the consolidated balance sheet.

7. Common Stock

Common Stock Split

On July 16, 1998, the Board of Directors approved a three-for-one common stock split to be effected in the form of a stock dividend of two additional shares of BNSF common stock payable for each share outstanding or held in treasury on September 1, 1998, to the stockholders of record on August 17, 1998. All equity-based benefit plans reflected the issuance of additional shares or options due to the declaration of the stock split. An amount equal to the par value of the common shares issued was transferred from additional paid-in capital to common stock when the stock split occurred. All earnings per share information included on the consolidated statement of income reflects the common stock split.

Share Repurchase Program

During the first nine months of 1998, the Company repurchased 3,567,000 shares of its common stock at an average price of $30.72 per share under the Company's share repurchase program.

Since September 30, 1998, the Company repurchased 1,148,900 shares of its common stock at an average price of $30.47 per share, bringing total repurchases under the Company's share repurchase program through November 12, 1998 to 4,715,900 shares at an average cost of $30.66 per share.

8. Subsequent Events

Treasury Lock Transactions

During October 1998, in anticipation of future debt issuances, BNSF entered into treasury lock transactions, based on the 10-year and 30-year U.S. treasury rates, for $300 million and $200 million, respectively. The 10-year and 30-year treasury lock transactions have average interest rates of 4.53 and 5.03 percent, respectively, and expire between 1999 and 2001 and can be closed by BNSF anytime up to expiration.

Debt Issuance

On November 13, 1998, BNSF issued $200 million of puttable reset debentures ("debentures") due May 13, 2029, under the March 1998 shelf registration of debt securities. The debentures included a provision which gave the Company the option to purchase all of the debentures from the holders on May 13, 1999 ("Call Option"). In connection with the debt issuance, the Company sold the Call Option to a third party and received cash of $12 million, which will be deferred and amortized to interest expense over the life of the debt. Additionally, in conjunction with the debt issuance, the Company closed out $200 million of treasury lock transactions at a loss of approximately $11 million which will be deferred and amortized to interest expense over the life of the debt.

Until May 13, 1999, the debentures will have a floating interest rate based upon the monthly LIBOR rate plus 0.75%. On May 13, 1999, one of two things will happen. Either: (1) the third party will exercise the Call Option or
(2) the debentures will be put back to the Company by the holders. If the third party exercises the Call Option, the third party will repurchase the debentures from the holders and remarket them. The interest rate paid by the Company will be reset to a fixed interest rate until maturity in 2029 of approximately 5.67% plus a credit spread to be determined at that time. If the Call Option is not exercised, the Company must repurchase the debentures from the holders. The net proceeds from the issuance of the debentures were used for general corporate purposes including the repayment of commercial paper. Subsequent to this transaction, the March 1998 shelf registration has $350 million of potential borrowings remaining.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997.

BNSF recorded net income for the third quarter of 1998 of $317 million or $0.66 per share, compared with third quarter 1997 net income of $283 million or $0.60 per share. The increase in net income is a result of increased revenue in intermodal, coal and other sectors, partially offset by a 6 percent increase in operating expense despite a 8 percent increase in cars and units handled.



REVENUES

The following table presents BNSF's revenue information by commodity for the three months ended September 30, 1998 and 1997:


                                                              Average Revenue
                               Revenues         Cars/Units      Per Car/Unit
                           -----------------  --------------  ---------------
                             1998     1997     1998    1997     1998    1997
                           -------   -------  ------  ------  ------- -------
                             (In Millions)    (In Thousands)
Intermodal                 $  659    $  590     838     735   $  786  $  803
Coal                          565       500     520     467    1,087   1,071
Agricultural Commodities      267       269     146     154    1,829   1,747
Chemicals                     213       200     127     120    1,677   1,667
Metals and Minerals           208       199     175     168    1,189   1,185
Forest Products               159       145      89      86    1,787   1,686
Consumer Goods                144       131      94      92    1,532   1,424
Automotive                     86       101      49      62    1,755   1,629
                           -------   -------  ------  ------  ------- -------
Total Freight Revenues      2,301     2,135   2,038   1,884   $1,129  $1,133
                                              ======  ======  ======= =======
Other Revenues                  6         3
                           -------   -------
Total Operating Revenues   $2,307    $2,138
                           =======   =======


Total revenues for third quarter of 1998 were $2,307 million or 8 percent higher compared with revenues of $2,138 million for the third quarter of 1997.

Intermodal revenues $659 million for the third quarter of 1998 increased $69 million or 12 percent reflecting increases in the direct marketing, international and truckload sectors. Direct marketing revenues benefited from increased units shipped for Yellow Freight, Roadway, ABF and the United States Postal Service. International revenues were up due to volume gains associated with diversion of traffic from Union Pacific Corporation ("UP") to BNSF and due to new business established with Sealand and NYK. Truckload revenues increased due to volume growth from J.B. Hunt and Schneider.

Coal revenues of $565 million for the 1998 third quarter increased $65 million or 13 percent primarily due to favorable operating conditions and strong demand from volume gains associated with the diversion of business from UP to BNSF.

Agricultural commodities revenues of $267 million for the 1998 third quarter were $2 million or 1 percent lower than revenues for the 1997 third quarter due to weak Gulf wheat and Pacific Northwest corn exports. This was partially offset by increased soybean and feed exports.

Chemicals revenues of $213 million for the third quarter of 1998 were $13 million or 7 percent higher than the third quarter of 1997. Increases in petroleum and plastics were partially offset by weak fertilizer markets.

Metals and minerals revenues of $208 million for the third quarter of 1998 were $9 million or 5 percent higher than the third quarter of 1997 and were led primarily by volume increases in cement and non-ferrous metals, partially offset by a decline in domestic steel production resulting from increased Asian imports.

Forest products revenues of $159 million for the 1998 third quarter were $14 million or 10 percent higher than the 1997 third quarter primarily due to higher printing paper revenues as a result of increased imports of Canadian newsprint. Additionally, higher volumes and average revenue per car for lumber and pulpboard contributed to the revenue growth.

Consumer goods revenues of $144 million for the 1998 third quarter were $13 million or 10 percent higher than the 1997 third quarter primarily due to volume increases in corn syrup traffic to Mexico, Texas and California and sugar traffic moving out of storage. Additionally, government and machinery revenues increased as a result of increased Boeing traffic.

Automotive revenues of $86 million for the 1998 third quarter were $15 million or 15 percent lower than the third quarter of 1997 reflecting decreases in volumes due to the loss in late 1997 of Ford's Southwestern United States business, the effects of the General Motors strike and a rail industry shortage of equipment.

EXPENSES

Total operating expenses for the third quarter of 1998 were $1,693 million, an increase of $96 million or 6 percent, compared with operating expenses for the 1997 third quarter of $1,597 million. The operating ratio improved to 73.4 percent for the third quarter of 1998, compared with a 74.7 percent operating ratio for the third quarter 1997.

Compensation and benefits expenses of $695 million were $34 million or 5 percent higher than the third quarter of 1997. A majority of the increase was due to volume driven increases in train crew costs and wage increases to both salaried and union employees.

Purchased services of $243 million for the third quarter of 1998 were $26 million or 12 percent higher than the 1997 third quarter due principally to volume driven increases in ramping and other contracted expenses. Joint facility costs were also higher due to increased operations over trackage rights gained from UP.

Equipment rents expenses for the third quarter of 1998 of $203 million were $3 million or 2 percent higher than the 1997 third quarter reflecting higher leased equipment expense, partially offset by lower private railcar expense.

Fuel expenses of $178 million for the third quarter of 1998 were $5 million or 3 percent higher than the third quarter of 1997, as a result of a 7 percent increase in consumption, partially offset by a 2 cent or 4 percent decrease in the average price (including the hedge effect) paid per gallon of diesel fuel.

Materials and other expenses $163 million for the third quarter of 1998 were $12 million or 8 percent higher than the 1997 third quarter principally reflecting a decrease in joint facility billing credits due to lower UP use of trackage rights on BNSF's lines.

Interest expense of $91 million for the third quarter of 1998 was $5 million or 6 percent higher than the third quarter of 1997, reflecting higher debt levels partially offset by lower interest rates.

Other income (expense), net was $9 million unfavorable verses the third quarter of 1997 reflecting in part the absence of equity in earnings of pipelines due to the first quarter sale of this investment.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997.

BNSF recorded net income for the nine months $859 million or $1.80 per share, compared with first nine months 1997 net income of $668 million or $1.42 per share. The increase in net income is principally a result of increased revenue in intermodal, coal and other sectors, partially offset by only a 4 percent increase in operating expense despite a 8 percent increase in units handled. More moderate winter weather in the first quarter of 1998 relative to 1997 and gains on real estate portfolio sales contributed to the improvement. Additionally, as discussed in Note 5 to the consolidated financial statements, the increase in net income was partially due to a first quarter $67 million pre-tax gain ($32 million after-tax or $0.07 per share) on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. Excluding the after-tax gain on the pipelines sale, BNSF's adjusted net income was $827 million or $1.73 per share for the first nine months of 1998.



REVENUES

The following table presents BNSF's revenue information by commodity for the nine months ended September 30, 1998 and 1997:



                                                              Average Revenue
                                Revenues        Cars/Units      Per Car/Unit
                           -----------------  --------------  ---------------
                             1998      1997    1998    1997     1998    1997
                           -------   -------  ------  ------  ------- -------
                             (In Millions)    (In Thousands)
Intermodal                 $1,825    $1,660   2,307   2,069   $  791  $  802
Coal                        1,678     1,471   1,542   1,375    1,088   1,070
Agricultural Commodities      771       800     422     427    1,827   1,874
Chemicals                     632       614     379     360    1,668   1,706
Metals and Minerals           606       559     503     461    1,205   1,213
Forest Products               464       428     262     251    1,771   1,705
Consumer Goods                420       377     272     255    1,544   1,478
Automotive                    278       315     164     195    1,695   1,615
                           -------   -------  ------  ------  ------- -------
Total Freight Revenues      6,674     6,224   5,851   5,393   $1,141  $1,154
                                              ======  ======  ======= =======
Other Revenues                 14         2
                           -------   -------
Total Operating Revenues   $6,688    $6,226
                           =======   ======



Total revenues for the first nine months of 1998 were $6,688 million or 7 percent higher compared with revenues $6,226 million for the first nine months of 1997.

Intermodal revenues of $1,825 million for the first nine months of 1998 increased $165 million or 10 percent reflecting increases in the direct marketing, international and truckload sectors. Direct marketing revenues benefited from increased units shipped for Yellow Freight, Roadway, ABF and the United States Postal Service. International revenues were up due to volume gains associated with diversion of traffic from UP to BNSF and due to new business established with Sealand, NYK, Maersk and K-Line. Truckload revenues increased due to volume growth from J.B. Hunt and Schneider.

Coal revenues of $1,678 million for the first nine months of 1998 increased $207 million or 14 percent primarily due to favorable operating conditions as a result of a more moderate winter in 1998, strong demand and volume gains associated with the diversion of business from UP to BNSF.

Agricultural commodities revenues of $771 million for the first nine months of 1998 were $29 million or 4 percent lower than revenues for the first nine months of 1997 due to poor Pacific Northwest corn and wheat exports as well as soft barley exports.

Chemicals revenues of $632 million for the first nine months of 1998 were $18 million or 3 percent higher than the first nine months of 1997. Increases in petroleum and plastics were partially offset by weak fertilizer markets.

Metals and minerals revenues $606 million for the first nine months of 1998 were $47 million or 8 percent higher than the first nine months of 1997 and were led primarily by volume increases in steel products. Strength in aluminum, cement and rock and specialty minerals also contributed to the increase in revenues.

Forest products revenues of $464 million for the first nine months of 1998 were $36 million or 8 percent higher than the first nine months of 1997 primarily due to printing paper volume gains as 1997 was impacted by severe winter weather, increased Canadian newsprint imports and pulpboard volume gains as a result of the diversion of traffic from UP to BNSF. Additionally, lumber volumes increased due to higher levels of construction activity.

Consumer goods revenues of $420 million for the first nine months of 1998 were $43 million or 11 percent higher than the first nine months of 1997 primarily due to volume increases in corn syrup traffic to Mexico, Texas and California and increased sugar traffic as 1997 was impacted by severe winter weather. Additionally, government and machinery revenues increased as a result of increased Boeing traffic.

Automotive revenues of $278 million for the first nine months of 1998 were $37 million or 12 percent lower than the first nine months of 1997 reflecting decreases in volumes due to the loss of Ford's Southwestern United States business, the General Motors strike and a rail industry shortage of equipment.

EXPENSES

Total operating expenses for the first nine months of 1998 were $5,098 million, an increase of $201 million or 4 percent, compared with operating expenses for the first nine months of 1997 of $4,897 million. The operating ratio improved to 76.2 percent for the first nine months of 1998, compared with a 78.7 percent operating ratio for the first nine months 1997.

Compensation and benefits expenses of $2,087 million were $81 million or 4 percent higher than the first nine months of 1997. The increase was primarily due to higher scheduled wages related to volume driven increases as well as higher incentive compensation expenses (1997 incentive compensation expense was lower due to the impact of the severe winter weather). Additionally, wages were higher because of wage increases to both salaried and union employees.

Purchased services of $707 million for the first nine months of 1998 were $63 million or 10 percent higher than the first nine month of 1997 due principally to volume driven increases in ramping, distribution services and other contracted expenses. Joint facility costs were also higher due to increased operations over trackage rights gained from UP.

Equipment rents expenses for the first nine months of 1998 of $597 million were slightly lower than the first nine months of 1997 reflecting lower private railcar expense, partially offset by higher leased equipment expense.

Fuel expenses of $541 million for the first nine months of 1998 were $14 million or 3 percent lower than the first nine months of 1997, as a result of a 6 cent or 8 percent decrease in the average price (including the hedge effect) paid per gallon of diesel fuel partially offset by a 7 percent volume driven increase in consumption.

Materials and other expenses of $548 million for the first nine months of 1998 were $31 million or 6 percent higher than the first nine months of 1997 principally reflecting a decrease in credits from joint facility billings due to lower UP traffic levels and a decrease in credits from the sale of easements.

Interest expense for the first nine months of 1998 increased by $9 million to $264 million reflecting higher debt levels partially offset by lower interest rates.

Other income (expense), net was $54 million of income in 1998 compared to $13 million of expense in 1997. This increase was due primarily to the $67 million pre-tax gain on the pipeline partnership sale in the first quarter of 1998. Excluding the gain on the pipeline partnership sale, other income (expense), net for the first nine months of 1998 was equal to 1997 reflecting gains on real estate portfolio sales offset by higher accounts receivable sale fees and lower equity in earnings of pipelines due to the first quarter sale of this investment.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

CASH FROM OPERATIONS

Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, or leasing of assets.

Operating activities provided cash of $1,552 million for the nine months ended September 30, 1998 compared with $1,110 million for the nine months ended September 30, 1997. The increase in cash from operations was in part caused by higher net income and a $467 million decrease in cash used for working capital, partially offset by a $301 million decrease in accounts receivable sold. The working capital variance was partially a result of the Company's efforts to reduce the higher accounts receivable balances that had resulted from the integration issues arising from the implementation of a new revenue system in 1997. Cash inflows from financing activities were $232 million principally reflecting net proceeds from borrowings used to fund capital expenditures and other investing activities not funded through cash from operations, and cash used to purchase BNSF common stock.

OTHER CAPITAL RESOURCES

BNSF issues commercial paper from time to time. These borrowings are supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $500 million on a short-term basis and $1.5 billion on a long-term basis. Annual facility fees are currently 0.075 percent and 0.11 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread based upon BNSF's senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The commitments of the lenders under the short-term agreement were extended on November 12, 1998 and are currently scheduled to expire on June 15, 1999. The amended short-term borrowing facility allows borrowings of up to $425 million. The commitments of the lenders under the long-term agreement are scheduled to expire on November 12, 2002.

At September 30, 1998, there were no borrowings against either the long-term or short-term revolving credit agreements and the maturity value of commercial paper outstanding was $726 million, leaving a total remaining capacity of $774 million under the long-term revolving credit agreement available and $500 million under the short-term credit agreement available.

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

On November 13, 1998, BNSF issued $200 million of puttable reset debentures ("debentures") due May 13, 2029, under the March 1998 shelf registration of debt securities. The debentures included a provision which gave the Company the option to purchase all of the debentures from the holders on May 13, 1999 ("Call Option"). In connection with the debt issuance, the Company sold the Call Option to a third party and received cash of $12 million, which will be deferred and amortized to interest expense over the life of the debt. Additionally, in conjunction with the debt issuance, the Company closed out $200 million of treasury lock transactions at a loss of approximately $11 million which will be deferred and amortized to interest expense over the life of the debt.

Until May 13, 1999, the debentures will have a floating interest rate based upon the monthly LIBOR rate plus 0.75%. On May 13, 1999, one of two things will happen. Either: (1) the third party will exercise the Call Option or
(2) the debentures will be put back to the Company by the holders. If the third party exercises the Call Option, the third party will repurchase the debentures from the holders and remarket them. The interest rate paid by the Company will be reset to a fixed interest rate until maturity in 2029 of approximately 5.67% plus a credit spread to be determined at that time. If the Call Option is not exercised, the Company must repurchase the debentures from the holders. The net proceeds from the issuance of the debentures were used for general corporate purposes including the repayment of commercial paper. Subsequent to this transaction, the March 1998 shelf registration has $350 million of potential borrowings remaining.





CAPITAL EXPENDITURES

The following table presents a breakdown of BNSF's cash capital expenditures for the nine months ended September 30, 1998 and 1997:


                           September 30,
                        ------------------
                          1998      1997
                        --------  --------
                          (In Millions)

Maintenance of Way      $   766   $   693
Equipment                   376       389
Expansion Projects          332       255
Other                        84       139
                        --------  --------

Total                   $ 1,558   $ 1,476
                        ========  ========



The increase in Maintenance of Way expenditures principally reflects an acceleration of spending for rail programs due to mild winter weather in the first quarter of 1998. For the nine months ended September 30, 1998, equipment expenditures were $13 million lower than 1997 because more locomotives were acquired through operating lease agreements in 1998. This decrease was partially offset by increases in capitalized locomotive overhauls and in remanufactured freight cars. Expansion projects increased to $332 million from $255 million due to additional capacity expansion projects to meet higher demand and relieve congestion. The $55 million decrease in other is primarily a result of lower merger-related improvements.

CAPITAL STRUCTURE

BNSF's ratio of total debt to total capital was 42 percent and 44 percent at September 30, 1998 and December 31, 1997, respectively.

On July 16, 1998, the Board of Directors approved a three-for-one common stock split to be effected in the form of a stock dividend of two additional shares of BNSF common stock payable for each share outstanding or held in treasury on September 1, 1998, to the stockholders of record on August 17, 1998. All equity-based benefit plans will reflect the issuance of additional shares or options due to the declaration of the stock split. An amount equal to the par value of the common shares issued was transferred from additional paid-in capital to common stock.

DIVIDENDS

Common stock dividends declared for the nine months ended September 30, 1998 and 1997 were $0.32 and $0.30 per common share, respectively. Dividends paid on common stock during the first nine months of 1998 and 1997 were $141 million and $138 million, respectively. On September 17, 1998, BNSF's Board of Directors declared a regular quarterly common stock dividend of $0.12 per share to stockholders of record on December 4, 1998 to be paid on January 4, 1999.

OTHER MATTERS
-------------
SURFACE  TRANSPORTATION  BOARD  REVIEW  OF  RAIL  INDUSTRY

Certain interest groups have long sought to subject the rail industry to renewed federal economic regulation. In 1998, these efforts have been focused before Congress and the Surface Transportation Board (the "STB"). In response to a Congressional request, the STB held hearings in which rail access and competition issues were raised by shippers and shipper groups. On April 17, 1998, in Review of Rail Access and Competition Issues, STB Ex Parte No. 575, the STB initiated a review of several rail access and competition issues. The STB subsequently began rulemaking proceedings to consider revisions to its competitive access rules--under which shippers served by one railroad can obtain service from another--to address quality of service issues, and to consider eliminating the use of product and geographic competition from its analysis in rate relief proceedings to determine if a carrier has market dominance over the traffic involved. No final decisions have been issued in either of the rulemakings. In response to the STB decision, members of the shipping community and rail industry have met to discuss competitive access issues not related to quality of service, expanding the role of short-line railroads and other smaller carriers, establishing a formalized dialogue on a regular basis between carriers, their employees, and shippers, examining and recommending an appropriate standard for whether railroad revenues are "adequate." Management cannot predict at this time the outcome of these proceedings or the impact, if any, on the Company's results of operations, liquidity or financial position.

YEAR 2000

Background. The Company has established a committee of managers and employees, chaired by the Company's Chief Information Officer, to evaluate and manage the costs and risks associated with becoming Year 2000 compliant and to minimize the impact of the Year 2000 problem on the Company. Because many existing computer programs and microprocessors recognize only the last two digits of years (and not the century designation), they may be unable to accurately recognize and process dates beyond December 31, 1999, and consequently may fail or produce erroneous data. The Year 2000 problem may adversely affect the Company's operations and financial performance if its remedial efforts are not successfully implemented or if the railroad industry association or railroads with which the Company connects or critical customers or suppliers fail to become Year 2000 compliant.

State of Readiness.    Year 2000 issues were reviewed in September 1995
following the approval of the merger of the two railroads that now constitute BNSF Railway. The core mainframe systems for the merged railroad were selected in part because they were substantially Year 2000 compliant. These systems integrate all transportation-related activities and computer systems that support BNSF's transportation network, including operations, customer
information, and revenue data.   This merger-related information systems
integration and upgrade activity was substantially completed by July 1997.

Following this systems integration, BNSF adopted a three-phase approach to Year 2000: Inventory and Assessment; Remediation; and Certification Testing. Separate teams address technologies administered or maintained by the Information Systems Services department ("ISS technologies") and other enterprise-wide products and technologies used by the Company, including embedded microprocessor technology ("Enterprise technologies"). BNSF has substantially completed the Inventory and Assessment phase for both ISS and Enterprise technologies. During this phase, BNSF inventoried all ISS-administered source code, hardware, software and communications equipment that could be affected by the Year 2000 problem, and identified items potentially needing remediation. Additionally, the Enterprise team completed a company-wide audit of Enterprise technologies and associated suppliers and service providers for potential Year 2000 problems.

The Remediation phase is more than two-thirds complete. Remediation includes converting source code and replacing or upgrading purchased software and hardware. Remediation is expected to be completed by year-end 1998 for ISS technologies and by July 1999 for Enterprise technologies.

The Certification Testing phase includes validating the performance of ISS and Enterprise technologies in a Year 2000 test environment. The Certification Testing phase also includes validating Year 2000 compliance for critical third party suppliers and service providers. This phase, which is ongoing, overlaps with the Remediation phase. Certification testing for ISS technologies is beginning in November 1998, with critical applications receiving priority; testing for all applications is scheduled for completion in September 1999. Certification testing of all critical Enterprise technologies began in May 1998 and is scheduled for completion during December 1998, with non-critical Enterprise technologies to be certification tested by July 1999.

Costs. As a result of its merger-related systems integration that was completed in 1997, BNSF achieved substantial Year 2000 compliance on its core mainframe systems. In addition, spending on Year 2000 activities approximates $4 million to date. Currently, the total cost of achieving Year 2000 compliance for the Company's ISS and Enterprise technologies is estimated to be approximately $20 million.

Year 2000 Risks and Contingency Plans. Certain BNSF business processes rely on third parties for the efficient functioning of its transportation network. The Association of American Railroads (AAR) administers systems that benefit all North American railroads and their customers, including interline settlement, shipment tracing, and waybill processing. BNSF and other AAR-member railroads are participating in a process to test and certify these systems for Year 2000 compliance. The AAR expects that these systems will be compliant by March 1999 with certification testing conducted promptly thereafter. BNSF plans to develop contingency plans for the business processes supported by AAR systems.

Certain BNSF routes and resulting revenues are dependent on the use of trackage rights over other railroads, including Union Pacific Railroad, Montana Rail Link and the Arizona and California Railroad. Other BNSF traffic may originate or terminate on other carriers' lines or may otherwise involve use of a foreign connection en route. Approximately 60 percent of units handled by BNSF run over BNSF facilities only. BNSF's traffic levels and revenues could be significantly reduced and/or its operational network significantly impaired through congestion and other factors if other railroads are not able to accommodate BNSF trains or interchange traffic for any extended period of time due to Year 2000 problems. As a result of its work with other railroads to address Year 2000 problems on an industry-wide basis, however, management believes that the possibility of extended failures on other railroads is not significant. At present, the Company generally has not determined which of its customers may have Year 2000 problems that could result in reduced traffic for the Company.

It is the opinion of management that Year 2000 problems in BNSF's internal information systems and technology infrastructure will not have a materially adverse effect on the results of operations, liquidity or financial position of the Company. However, there can be no assurance that the systems or equipment of other parties which interact with BNSF's systems will be
compliant on a timely basis.   BNSF believes that the failure of systems or
equipment of one or more of key third parties (and of customers) is the most reasonably likely worst case Year 2000 scenario, and that an extended failure could have a material adverse effect on the results of operations, liquidity or financial position of the Company. Where appropriate, BNSF is developing contingency plans in the event that BNSF key third parties do not become Year 2000 compliant on a timely basis, which effort includes the formalization of existing disaster recovery plans. Contingency plans are expected to be in place by the end of the first quarter 1999.
                                   ***

The preceding Year 2000 discussion contains forward-looking statements, including those concerning the Company's plans and estimated completion dates, cost estimates, assessments of Year 2000 readiness of BNSF and third parties, and possible consequences of any failure on the part of the Company or third parties to be Year 2000 compliant on a timely basis. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such factors include, but are not limited to, the following: continued availability of qualified personnel to assess, remediate, and test ISS and Enterprise technologies at current estimated costs; emergence of unforeseen software or hardware problems, including where applications interact with each other in ways not anticipated, which could delay or hinder commercial transactions or other operations; the ability to locate and remediate Year 2000 problems with software source code and embedded computer chips in equipment; the failure, in whole or in part, of other railroads or AAR-supported systems to be Year 2000 compliant; the Year 2000 compliance of its business partners and customers and reduced traffic levels due to their failure, in whole or part, to be Year 2000 compliant; business interruption due to delays in obtaining supplies, parts, or equipment from key vendors or suppliers that are affected by Year 2000 problems; the ripple effect of Year 2000-related failures in industries supporting the nation's basic infrastructure, including fuel vendors and pipelines, gas, electric, and water utilities, communications companies, banks and financial institutions, and highway, water, and air transportation systems; and any significant downturn in the general economy, and adverse industry-specific economic conditions at the international, national, and regional levels, wholly or partially caused by Year 2000 problems.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SoP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SoP is required to be adopted by the Company in 1999 and provides prospective guidance on accounting for internally developed software, and proceeds from the sale of internally developed software. The Company estimates that the impact of adopting this SoP will not have a material effect on its results of operations.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for the Company's fiscal year 2000; however, early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability or an unrecognized firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income to the extent it offsets changes in the cash flows related to the variable rate asset, liability or forecasted transaction, with the difference reported in current period earnings. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

The Company is currently evaluating SFAS No. 133 and whether it will adopt this pronouncement prior to the effective date. Based on interest rate and fuel hedging instruments outstanding at September 30, 1998 and previously deferred losses from past interest rate hedging transactions, all of which are cash-flow hedge transactions, the Company currently estimates that the impact of SFAS No. 133 would result in a net-of-tax cumulative-effect charge to accumulated other comprehensive deficit of approximately $75 million upon adoption. The Company is presently evaluating the impact SFAS No. 133 will have on its ongoing results of operations.

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

Commodity Price Sensitivity

As discussed in Note 4 to the Company's consolidated financial statements, BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. For diesel fuel swaps, and forward purchase contracts the table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of September 30, 1998. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.





                                          Maturity Date
                              ----------------------------------------
                                                                      Fair
                          1998   1999   2000   2001   2002  Total   Value (1)
                         ------ ------ ------ ------ ------ ------ ----------
Diesel Fuel Swaps:
  Gallons (in millions)    145    907    491    277    101  1,921  $   (63)
  Weighted average
    price per gallon     $0.52  $0.48  $0.50  $0.49  $0.50  $0.49        -

Diesel Fuel Forward
  Purchase Contracts:
   Gallons (in millions)   100      -      -      -      -    100  $    (7)
   Weighted average
     price per gallon   $ 0.53      -      -      -      - $ 0.53        -

(1) Represents unrecognized loss (in millions) based on the price of Gulf Coast #2 heating oil at September 30, 1998.






Treasury Lock Transactions

In anticipation of future debt issuances, BNSF has entered into treasury lock transactions, based on the 30-year U.S. treasury rate, as reflected in the following table as of September 30, 1998.


                                      Maturity        Fair
                                        Date        Value (1)
                                      -----------------------
                                       1,999
                                      -------
Variable to Fixed Lock (in millions)  $  200        $ (21)
Average pay rate                        5.67%           -

(1) Represents unrecognized loss based on the U.S. 30-year treasury rate at September 30, 1998. As explained in Note 8 to the consolidated financial statements, in October 1998, in anticipation of future debt issuances, the Company entered into $500 million of treasury lock transactions. During November 1998, in conjunction with a November 1998 debt issuance, the Company closed out the $200 million treasury lock transaction detailed above.

Equity Price Sensitivity

The common stock put options sold by the Company in November 1997 expired unexercised on May 5, 1998.

During the second and third quarters of 1998, BNSF sold equity put options for 3 million shares of the Company's common stock to an independent third party and received cash proceeds of approximately $2.2 million. The option contracts have exercise prices ranging from $29 to $30 per share with expiration dates ranging from November 1998 to February 1999. The option contracts permit a net-share or net-cash settlement method at BNSF's election.

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                         PART  II    OTHER  INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

WHEAT AND BARLEY TRANSPORTATION RATES

Reference is made to the discussion in Registrant's Report on Form 10-K for the year ended December 31, 1997, of the challenge to the reasonableness of BNSF Railway export wheat and barley rates that were the subject of the August 14, 1997, decision of the Surface Transportation Board ("STB") in McCarty Farms, Inc. et al. v. Burlington Northern Inc. (Docket No. 37809).
The STB ruled that the plaintiffs had failed to demonstrate that the rates charged to transport wheat and barley from Montana to Pacific Coast ports were unreasonable, and it dismissed the proceeding. Plaintiffs filed petitions to review the STB decision before the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") and the United States District Court for the District of Montana ("Montana District Court"). In an October 20, 1998, decision, McCarty Farms, Inc. et al. v. Surface Transportation Board (No. 97-1632), the D.C. Circuit affirmed the STB's decision in all respects for those claims as to which it had jurisdiction (i.e., all claims except those relating to single-car wheat shipments moving before September 12,
1980). The appeal of the STB decision as to single-car wheat shipments moving before September 12, 1980, remains stayed in the Montana District Court at this time.


ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

A.    Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

B.    Reports on Form 8-K

The Registrant has filed one Current Report on Form 8-K since that reported on its Quarterly Report on Form 10-Q for the second quarter of 1998:

On November 10, 1998, the Registrant filed a Current Report on Form 8-K (Date of earliest event reported: October 20, 1998), in which it reported under
Item 5, Other Events, a press release concerning its third quarter 1998 earnings, and included as exhibits, under Item 7, Financial Statements and Exhibits, a computation of ratio of earnings to fixed charges and selected financial data from its 1997 Annual Report to Shareholders restated to reflect the Company's three-for-one common stock split effective September 1, 1998.

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





Fort  Worth,  Texas
November  13,  1998

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX



 10.1 Burlington Northern Santa Fe Corporation Deferred Compensation Plan, as amended and restated effective September 17, 1998 (formerly, Burlington Northern Inc. Deferred Compensation Plan).

  12      Computation of ratio of earnings to fixed charges.


  27      Financial  Data  Schedule.

                                                                  EXHIBIT 10.1




                   BURLINGTON NORTHERN SANTA FE CORPORATION

                          DEFERRED COMPENSATION PLAN



                    As Amended Effective September 17, 1998
                       Originally Effective July 1, 1985

                   BURLINGTON NORTHERN SANTA FE CORPORATION

                          DEFERRED COMPENSATION PLAN


                               TABLE OF CONTENTS
                               -----------------


                                                Page
                                                ----

Section  1          Purpose                       1


Section  2          Administration                1


Section  3          Participants                  1


Section  4          Deferrals                     2


Section  5          General  Provisions           4

                   BURLINGTON NORTHERN SANTA FE CORPORATION

                          DEFERRED COMPENSATION PLAN
                          --------------------------



                                   SECTION 1

                                    PURPOSE
                                    -------

          1.1 Purpose. The purpose of this Plan is to permit the executives of Burlington Northern Santa Fe Corporation (the "Company") and its subsidiaries to defer all or some part of their base salary and/or termination-related benefits, in order for the Company to attract and retain exceptional executives.


                                   SECTION 2

                                ADMINISTRATION
                                --------------

          2.1 Management Committee. The Plan shall be administered by a management committee (the "Management Committee") consisting of the Chief Executive Officer and such other senior officers as he or she shall designate. Subject to the Compensation Committee of the Company's Board of Directors (the "Board"), the Management Committee shall interpret the Plan, prescribe, amend and rescind rules relating to it, select eligible Participants, and take all other actions necessary for its administration, which actions shall be final and binding upon all Participants. No member of the Management Committee shall vote on any matter that pertains solely to himself or herself.


                                   SECTION 3

                                 PARTICIPANTS
                                 ------------

          3.1 Participants. The Management Committee shall determine and designate the executives of the Company and its subsidiaries who are eligible to defer base salary and/or termination-related benefits under the Plan (the "Participants"). Participants, in general, will be limited to those executives who because of their management or staff positions have the principal responsibility for the management, direction and success of the Company as a whole or a particular business unit thereof. Directors of the Company who are full-time executives of the Company shall be eligible to participate in the Plan. Notwithstanding the foregoing, employees who receive benefits under The Atchison, Topeka and Santa Fe Railway Company, Burlington Northern, Inc. or Burlington Northern Santa Fe Corporation change in control agreements shall be eligible to participate in the Plan to the extent provided in Section 4.7 hereof.

                                   SECTION 4

                                   DEFERRALS
                                   ---------

          4.1 Deferred Payment. Prior to the commencement of any payroll period, each Participant may elect to have the payment of all or a portion of his or her base salary and/or termination-related benefits attributable to services performed during such payroll period deferred until the earliest to occur of his or her retirement, death, permanent disability, resignation or termination of employment with the Company. The election shall be made on a form prescribed by the Management Committee, and shall remain in effect for subsequent payroll periods until amended or revoked by the Participant on a form prescribed by the Management Committee. No such amendment or revocation shall be effective until the payroll period next following the payroll period in which such amendment or revocation is made. If a Participant does not have an election in effect for a given payroll period, the base salary and/or termination-related benefits paid to him or her for such payroll period shall be paid in accordance with the Company's normal payroll practices.

          4.2 Special Deferrals. The Management Committee may, in its discretion, approve deferred payments (called "Special Deferrals") as follows. Prior to the commencement of any payroll period, each Participant may elect to have the payment of all or a portion of his or her base salary and/or termination-related benefits attributable to services performed during such payroll period deferred until the earliest to occur of a date specified by the Management Committee, or the Participant's retirement, death, permanent disability, resignation or termination of employment with the Company. The Special Deferral election shall be made on a form prescribed by the Management Committee, and shall remain in effect for subsequent payroll periods until amended or revoked by the Participant on a form prescribed by the Management Committee. No such amendment or revocation shall be effective until the payroll period next following the payroll period in which such amendment or revocation is made. If a Participant does not have a Special Deferral election in effect for a given payroll period, the base salary and/or termination-related benefits paid to him or her for such payroll period shall be paid in accordance with Section 4.1.

          4.3 Memorandum Account. The Company shall establish a ledger account (the "Memorandum Account") for each Participant who has elected to defer the payment of his or her base salary and/or termination-related benefits, for the purpose of reflecting the Company's obligation to pay the deferred base salary and/or termination-related benefits as provided in Sections 4.5 and 4.7. A separate Memorandum Account shall be established for each Special Deferral for each Participant. Interest shall accrue on the deferred base salary and/or termination-related benefits to the date of distribution, and shall be credited to the Memorandum Account at the end of each calendar quarter or such other periods as may be determined by the Management Committee. The Management Committee shall determine the rate of interest periodically and in so doing may take into account the earnings, losses, appreciation or depreciation attributable to any discretionary investments made pursuant to Section 4.4.

          4.4 Discretionary Investment by Company. The deferred base salary and/or termination-related benefits to be paid to the Participants is an unfunded obligation of the company. The Management Committee may annually direct that an amount equal to the deferred base salary and/or termination-related benefits for that year shall be invested by the Company as the Management Committee, in its sole discretion, shall determine. The Management Committee may in its sole discretion determine that all or some portion of an amount equal to the deferred base salary and/or termination-related benefits shall be paid into one or more grantor trusts to be established by the Company of which it shall be the beneficiary, and to the assets of which it shall become entitled as and to the extent that Participants receive benefits under this Plan. The Management Committee may designate an investment advisor to direct investments and reinvestments of the funds, including investment of any grantor trusts hereunder.

          4.5 Payment of Deferred Base Salary and/or Termination-Related Benefits. Within sixty (60) days following the earliest to occur of the retirement, death, permanent disability, resignation, termination of employment or, if relevant, Special Deferral payment date of a Participant who has elected to defer base salary and/or termination-related benefits for any payroll period, the Participant (or his or her Beneficiary in the case of his or her death) shall irrevocably elect to have the balance of his or her Memorandum Account, plus interest (at a rate determined by the Management Committee pursuant to Section 4.3) on the outstanding account balance to the date of distribution paid to him or her as follows:

               (a)     in a lump sum cash payment; or

               (b)     in periodic, annual installments over a period of two
                       (2) to ten (10) years.

          Payments shall commence or be made in January of the year following the Participant's retirement, death, permanent disability, resignation, termination of employment, or Special Deferral payment date (or within a reasonable time thereafter); provided that with respect to a Participant who retires on January 1, the Management Committee, in its sole discretion, may direct that payment shall commence or be made on the December 31 preceding the retirement date, on the January 31 following the retirement date or in January of the year following retirement; and provided further that the Management Committee, in its sole discretion, may direct payments to commence in the year of a Participant's retirement, death, resignation, termination, permanent disability or Special Deferral payment date.

          4.6 Acceleration of Payment of Deferred Base Salary and/or Termination-Related Benefits. The Management Committee, in its sole discretion, may accelerate the payment of the unpaid balance of a Participant's Memorandum Account upon its determination that the Participant(or his Beneficiary in the case of his death) has incurred a severe and unexpected financial hardship. Such accelerated payment shall not exceed the amount necessary to relieve such hardship. The Management Committee in making its determination may consider such factors and require such information as it deems appropriate.

          4.7 Special Rule for Deferral and Payment of Termination-Related Benefits. Each participant may also elect to defer the receipt of all or a portion of his or her termination-related benefits from the Company. Payment of deferred termination-related benefits shall be made to the Participant (or his or her Beneficiary, in the event of the Participant's death) in periodic, annual installments over a period of two (2) to ten (10) years, as elected by the Participant. Such election shall be made prior to the Participant's receiving or providing notice of termination of employment with the Company, shall be in the form prescribed by the Management Committee, and shall be irrevocable. Payment of deferred termination-related benefits shall commence in the month of January of the year following the Participant's resignation or termination of employment with the Company. If a Participant has not made an election to defer the receipt of termination-related benefits, the termination-related benefits shall be paid to him or her in accordance with any existing agreement between the Participant and the Company, or in the absence of such an agreement, in accordance with the Company's normal procedures. For purposes of this Plan, the term "termination-related benefits" shall mean cash payments from the Company attributable to a Participant's termination of employment from the Company, including severance and related payments, but excluding payments made from a qualified or nonqualified retirement plan, payments made for legal fees or other expenses incurred as a result of such termination, and payments made to compensate a Participant for any excise tax liability under Internal Revenue Code section 4999.


                                   SECTION 5

                              GENERAL PROVISIONS
                              ------------------

          5.1 Unfunded Obligation. The deferred amounts to be paid to Participants pursuant to this Plan are unfunded obligations of the Company. The Company is not required to segregate any monies from its general funds, to create any trusts, or to make any special deposits with respect to this obligation. Title to and beneficial ownership of any investments including trust investments which the Company may make to fulfill this obligation shall at all times remain in the Company. Any investments and the creation or maintenance of any trust or memorandum accounts shall not create or constitute a trust or a fiduciary relationship between the Management Committee or the Company and a Participant, or otherwise create any vested or beneficial interest in any Participant or his or her Beneficiary or his or her creditors in any assets of the Company whatsoever. The Participants shall have no claim against the Company for any changes in the value of any assets which may be invested or reinvested by the Company with respect to this Plan.

          5.2 Base Salary. The term "base salary" shall mean the Participant's base salary exclusive of bonuses or other forms of cash or non-cash incentive compensation.

          5.3 Beneficiary. The term "Beneficiary" shall mean the person or persons to whom payments are to be paid pursuant to the terms of the Plan in the event of the Participant's death. The designation shall be on a form provided by the Management Committee, executed by the Participant, and delivered to the Committee. A Participant may change his beneficiary designation at any time. If no beneficiary is designated, the designation is ineffective, or in the event the Beneficiary dies before the balance of the Memorandum Account is paid, the balance shall be paid to the Participant's spouse, or if there is no surviving spouse, to his or her lineal descendants, pro rata, or if there is no surviving spouse or lineal descendants, to the Participant's estate (unless the Management Committee for a given year has designated investment in an annuity, in which case the payment options selected by the Participant with respect thereto shall govern).

          5.4 Permanent Disability. A Participant shall be deemed to have become disabled for purposes of this Plan if the Management Committee finds, upon the basis of medical evidence satisfactory to it, that the Participant is totally disabled, whether due to physical or mental condition, so as to be prevented from engaging in further employment by the Company or any of its subsidiaries and that such disability will be permanent and continuous during the remainder of his or her life.

          5.5 Incapacity of Participant or Beneficiary. If the Management Committee finds that any Participant or Beneficiary to whom a payment is payable under the Plan is unable to care for his or her affairs because of illness or accident or is under a legal disability, any payment due (unless a prior claim therefor shall have been made by a duly appointed legal representative) at the discretion of the Committee, may be paid to the spouse, child, parent or brother or sister of such Participant or Beneficiary or to any person whom the Committee has determined has incurred expense for such Participant or Beneficiary. Any such payment shall be a complete discharge of the obligations of the Company under the provisions of the Plan.

          5.6 Nonassignment. The right of a Participant or Beneficiary to the payment of any amounts under the Plan may not be assigned, transferred, pledged or encumbered nor shall such right or other interests be subject to attachment, garnishment, execution or other legal process.

          5.7 No Right to Continued Employment. Nothing in the Plan shall be construed to confer upon any Participant any right to continued employment with the Company or a subsidiary, nor interfere in any way with the right of the Company or a subsidiary to terminate the employment of such Participant at any time without assigning any reason therefore.

          5.8 Withholding Taxes. Appropriate payroll taxes shall be withheld from cash payments made to Participants pursuant to this Plan.

          5.9 Termination and Amendment. The Compensation Committee may from time to time amend, suspend or terminate the Plan, in whole or in part, and if the Plan is suspended or terminated, the Committee may reinstate any or all of its provisions. The Management Committee may amend the Plan provided that it may not suspend or terminate the Plan, substantially increase the administrative cost of the Plan or the obligations of the Company, or expand the classification of employees who are eligible to participate in the Plan. No amendment, suspension or termination may impair the right of a Participant or his designated Beneficiary to receive the deferred compensation benefit accrued prior to the later of the date of adoption or the effective date of such amendment, suspension or termination.

          5.10 Applicable Law. The Plan shall be construed and governed in accordance with the laws of the State of Texas.

                                                           EXHIBIT  12



            BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                       (IN MILLIONS, EXCEPT RATIO AMOUNTS)
                                   (UNAUDITED)



                                               Nine Months Ended
                                                 September 30,
                                              -------------------

                                                 1998     1997
                                               -------- --------
Earnings:

  Pre-tax income                               $ 1,380  $ 1,061

  Add:
    Interest and fixed charges,
      excluding capitalized interest               264      255

    Portion of rent under long-term
      operating leases representative
      of an interest factor                        144      139

    Amortization of capitalized interest             3        3

  Less:  Undistributed equity in earnings
           of investments accounted for
           under the equity method                 (12)      (8)
                                               -------- --------


  Total earnings available for fixed charges   $ 1,779  $ 1,450
                                               ======== ========

Fixed charges:

  Interest and fixed charges                   $   276  $   268

  Portion of rent under long-term operating
    leases representative of an interest
    factor                                         144      139
                                               -------- --------

  Total fixed charges                          $   420  $   407
                                              ========= ========

Ratio of earnings to fixed charges            4.24x (1)   3.56x


(1) Earnings for the nine months ended September 30, 1998 include a pre-tax gain on the pipeline partnerships sale of $67 million. Excluding this gain, the ratio for the nine months ended September 30, 1998 would have been 4.08x.