Form 10-K
period 1998-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 1999-03-31
CIK 934612

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period fromto
                                      __________   __________

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
           Title of each class                           on which registered
           -------------------                          ---------------------
                                                       New York Stock Exchange
      Common Stock, $0.01 par value                    Chicago Stock Exchange
                                                       Pacific Exchange

                               ----------------

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15.7 billion on February 26, 1999. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Common Stock, $0.01 par value, 470,373,788 shares outstanding as of February 26, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the documents from which parts thereof have been incorporated by reference and the part of the Form 10-K into which such information is incorporated:

   Annual
    Report to
    Shareholders
    for the
    fiscal year
    ended
    December
    31, 1998...  PARTS I, II, AND IV
   Proxy
    Statement
    dated March
    8, 1999....             PART III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Items 1 and 2. Business and Properties....................................    1

Item 3. Legal Proceedings.................................................    9

Item 4. Submission of Matters to a Vote of Security Holders...............   13

EXECUTIVE OFFICERS OF THE REGISTRANT......................................   13

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters..................................................................   14

Item 6. Selected Financial Data...........................................   14

Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   14

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......   14

Item 8. Financial Statements and Supplementary Data.......................   17

Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................   17

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............   18

Item 11. Executive Compensation...........................................   18

Item 12. Security Ownership of Certain Beneficial Owners and Management...   18

Item 13. Certain Relationships and Related Transactions...................   18

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   18

SIGNATURES................................................................  S-1

REPORT OF INDEPENDENT ACCOUNTANTS AND CONSOLIDATED FINANCIAL STATEMENT
 SCHEDULE.................................................................  F-1

EXHIBITS..................................................................  E-1

                                    PART I

ITEMS 1 and 2. Business and Properties

   Burlington Northern Santa Fe Corporation ("BNSF") was incorporated in the State of Delaware on December 16, 1994. On September 22, 1995, the stockholders of Burlington Northern Inc. ("BNI") and Santa Fe Pacific Corporation ("SFP") became the stockholders of BNSF pursuant to a business combination of the two companies. To effect the combination, BNSF was formed to act as the parent holding company of BNI and SFP. BNI and SFP each owned a large, Class I railroad: Burlington Northern Railroad Company ("BNRR") and The Atchison, Topeka and Santa Fe Railway Company ("ATSF"), respectively.

   On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, ATSF merged with and into BNRR, and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company ("BNSF Railway"). On January 2, 1998, SFP merged with and into BNSF Railway.

   Through March 6, 1998, BNSF also had an equity interest in Santa Fe Pacific Pipeline Partners, L.P. and its operating subsidiary, which operated a 3,300-mile refined petroleum products pipeline system in six western and southwestern states, substantially all of which interest has now been sold. See the discussion in Note 2 to the Consolidated Financial Statements on pages 30-31 of BNSF's 1998 Annual Report to Shareholders, which information is hereby incorporated by reference.

   Through its subsidiaries, BNSF is engaged primarily in the rail transportation business. At December 31, 1998, BNSF and its subsidiaries had approximately 42,900 employees. The rail operations of BNSF Railway, BNSF's principal operating subsidiary, comprise one of the largest railroad systems in the United States. BNSF Railway's business and operations are described below.

Track Configuration

   BNSF Railway operates over a railroad system consisting of, at December 31, 1998, approximately 34,000 route miles of track (excluding, among other things, second main track), approximately 25,000 miles of which are owned route miles, including easements, through 28 states and two Canadian provinces. Approximately 7,700 route miles of BNSF Railway's system consist of trackage rights which permit BNSF Railway to operate its trains with its crews over another railroad's tracks. BNSF Railway operates over other trackage through lease or contractual arrangements.

   As of December 31, 1998, the total BNSF Railway system--including first, second, third and fourth main tracks, yard tracks, and sidings--consisted of approximately 51,000 operated miles of track, all of which were owned by or held under easement by BNSF Railway except for approximately 8,500 miles operated under trackage rights agreements with other parties. At December 31, 1998, approximately 27,000 miles of BNSF Railway's track consisted of 112-pound per yard or heavier rail, including approximately 18,800 track miles of 131-pound per yard or heavier rail.

Equipment Configuration

   BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock as of the dates shown below:

                                                            At December 31, 1998
                                                            --------------------
                                                             1998   1997   1996
                                                            ------ ------ ------
      Diesel Locomotives...................................  4,992  4,697  4,434
                                                            ====== ====== ======
      Freight Cars:
        Box--general purpose...............................    948  1,042  1,082
        Box--specially equipped............................ 10,295 10,533 10,719
        Open Hopper........................................ 10,772 10,617 10,430
        Covered Hopper..................................... 44,643 43,145 44,112
        Gondola............................................ 12,427 11,845 11,714
        Refrigerator.......................................  6,476  6,606  6,817
        Autorack...........................................  3,304  3,588  3,597
        Flat...............................................  6,289  5,454  5,508
        Tank...............................................    489    491    493
        Caboose............................................    351    389    451
        Other..............................................    729    732    732
                                                            ------ ------ ------
        Total Freight Cars................................. 96,723 94,442 95,655
                                                            ====== ====== ======
      Domestic Containers..................................  9,849 15,513 15,595
      Trailers.............................................  2,410    721    821
      Domestic Chassis.....................................  9,409  5,152  5,273
      Company Service Cars.................................  4,685  5,196  6,140
      Commuter Passenger Cars..............................    141    141    141

   In addition to the containers, trailers, and chassis shown above, BNSF Railway had under short-term leases 12,269 containers, 3,101 trailers, and 15,623 chassis at December 31, 1998. In addition to the owned and leased locomotives identified above, BNSF Railway operated 99 freight locomotives under power-purchase agreements as of December 31, 1998. The average age from date of manufacture of the locomotive fleet at December 31, 1998 was 10.63 years; the average age from date of manufacture or remanufacture of the freight car fleet at December 31, 1998 was 20.78 years. These averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance

   BNSF Railway capital expenditures for the periods indicated were as follows:

                                                           Year Ended December
                                                                   31,
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
                                                              (in millions)
      Maintenance of Way
        Rail.............................................. $  238 $  286 $  188
        Ties..............................................    220    230    191
        Surfacing.........................................    136    124    130
        Other.............................................    323    334    345
                                                           ------ ------ ------
          Total Maintenance of Way........................    917    974    854
      Equipment...........................................    583    572    544
      Terminal and Line Expansion.........................    488    428    439
      Other...............................................    159    208    445
                                                           ------ ------ ------
      Total Capital Expenditures..........................  2,147  2,182  2,282
      Less Non-Cash Capital Expenditures(1)...............    --     --      48
                                                           ------ ------ ------
      Net Cash Capital Expenditures....................... $2,147 $2,182 $2,234
                                                           ====== ====== ======

--------
(1) Consists primarily of directly financed equipment acquisitions.

   The above table does not include expenditures for equipment financed through operating leases (principally, locomotives and rolling stock). BNSF's planned 1999 cash capital expenditures approximate $2.1 billion, although up to $150 million primarily related to expansion projects may be deferred. Approximately $1.3 billion of total expenditures will be for maintenance of business activities, primarily consisting of expenditures to maintain BNSF's track, signals, bridges and tunnels, and to overhaul locomotives and freight cars. The remainder will be spent on terminal and line expansions and other projects, and on approximately $335 million of new locomotive acquisitions. In addition to the capital expenditures on new locomotives, BNSF Railway expects to acquire approximately $400 million of new locomotives through long-term operating leases in 1999.

   As of December 31, 1998, General Electric Company, the Electro-Motive Division of General Motors Corporation, and Boise Locomotive Corporation performed locomotive maintenance and overhauls for BNSF Railway under various maintenance agreements that covered approximately 2,300 locomotives. These agreements require the work to be done at BNSF Railway's facilities using BNSF Railway employees.

   The majority of maintenance of way expenditures for track have been for rail and tie refurbishment and track resurfacing. The extent of the BNSF Railway track maintenance program is depicted in the following table:

                                                            Year Ended December
                                                                    31,
                                                            --------------------
                                                             1998   1997   1996
                                                            ------ ------ ------
      Track miles of rail laid (1).........................  1,029  1,035  1,139
      Cross ties inserted (thousands)(1)...................  2,440  2,941  3,768
      Track resurfaced (miles)............................. 12,383 12,430 12,033

--------
(1) Includes expenditures for both maintenance of existing route system and expansion projects. These expenditures are primarily capitalized.

   BNSF Railway's planned 1999 track maintenance of way program, together with expansion projects, calls for the installation of approximately 800 track miles of rail, the replacement of about 2.4 million ties and the resurfacing of approximately 12,500 miles of track.

Property and Facilities

   BNSF Railway operates facilities and equipment to maintain its track, locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 38 major intermodal hubs located across the system and 11 intermodal hub centers off-line used in connection with haulage agreements with other railroads. BNSF Railway's largest intermodal facilities in terms of 1998 volume are:

      Intermodal Facilities                                               Units
      ---------------------                                              -------
      Hobart Yard (Los Angeles)......................................... 937,000
      Corwith Yard (Chicago)............................................ 728,000
      Willow Springs.................................................... 637,000
      Chicago Hub Center................................................ 426,000
      Alliance.......................................................... 377,000
      San Bernardino.................................................... 302,000
      Seattle International Gateway (SIG)............................... 292,000

   BNSF Railway owns 27 automotive distribution facilities where automobiles are loaded or unloaded from multi-level rail cars and serves eight port facilities in the United States and Canada.

   BNSF Railway's largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

                                                                  Daily Average
      Classification Yard                                         Cars Processed
      -------------------                                         --------------
      Argentine (Kansas).........................................     1,690
      Galesburg (Illinois).......................................     1,450
      Northtown (Minnesota)......................................     1,400
      Memphis (Tennessee)........................................     1,200
      Barstow (California).......................................     1,170
      Pasco (Washington).........................................     1,080

   Certain BNSF Railway properties and other assets are subject to liens securing, as of December 31, 1998, $498 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations, as referred to in Note 8 to the Consolidated Financial Statements on pages 32-33 of BNSF's 1998 Annual Report to Shareholders, which information is hereby incorporated by reference.

Employees and Labor Relations

   Productivity as measured by revenue ton miles per employee has risen steadily in the last three years, while compensation and benefits expense per revenue ton mile decreased from 1997 to 1998, and increased from 1996 to 1997, as shown in the table below.

                                                                 Year Ended
                                                                December 31,
                                                             ------------------
                                                              1998  1997  1996
                                                             ------ ----- -----
Thousand revenue ton-miles divided by average number of
 employees.................................................. 10,576 9,769 9,398
Compensation and benefits expense per thousand revenue ton-
 miles......................................................  $6.00 $6.30 $6.23

   Approximately 88 percent of BNSF Railway employees are union-represented. They work under collective bargaining agreements with 13 different labor organizations. The collective bargaining agreements reached in 1996 and 1997 as a result of industry-wide and certain local labor contract negotiations will remain in effect through at least December 31, 1999 and until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted.

   Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway's contributions under the Railroad Retirement System are approximately triple those in industries covered by Social Security.

   Railroad industry personnel are also covered by the Federal Employers' Liability Act ("FELA") rather than by state workers' compensation systems. FELA is a fault-based system, with compensation for injuries settled by negotiation and litigation, not subject to specific statutory limitations on the amount of recovery. By contrast, most other industries are covered under state-administered no-fault plans with standard compensation schedules. BNSF Railway believes it has adequate recorded liabilities for its FELA claims. However, the ultimate costs of these FELA claims are uncertain and the actual costs could be significantly higher than anticipated.

Business Mix

   In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a range of commodities derived from manufacturing, agricultural, and natural resource industries. Accordingly, its financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels.

   Major markets served directly by BNSF Railway include Albuquerque, Amarillo, Billings, Birmingham, Cheyenne, Chicago, Corpus Christi, Dallas, Denver, Des Moines, Duluth/Superior, El Paso, Fargo/Moorhead, Fort Worth, Galveston, Houston, Kansas City, Lincoln, Little Rock, Los Angeles, Memphis, Mobile, New Orleans, Oklahoma City, Omaha, Phoenix, Portland, Reno, Salt Lake City, San Antonio, the San Francisco Bay area, St. Louis, St. Paul/Minneapolis, Seattle, Spokane, Springfield (Missouri), Tacoma, Tulsa, Wichita, Vancouver (British Columbia), and Winnipeg (Manitoba). Other major cities are served through Intermodal Market Extension terminals located at various off-line points. Major ports served include Galveston, Houston, Long Beach, Los Angeles, New Orleans, Mobile, Portland, Richmond (Oakland), San Diego, Seattle, Duluth/Superior, Tacoma and Vancouver (British Columbia). Canadian traffic is accessed through border crossings in Minnesota, North Dakota, Montana, and Washington. BNSF Railway also accesses the Mexican market through the United States/Mexico crossings at Brownsville, Eagle Pass and El Paso, Texas and San Diego, California and, through an agreement with the Texas Mexican Railway Company, reaches Laredo, Texas, a major border crossing point.

   In 1998, approximately 28 percent of revenues were derived from Intermodal traffic and approximately 25 percent were derived from the transportation of Coal. About 12 percent of 1998 revenues reflected the transportation of Agricultural Commodities, with the balance largely accounted for by the Chemicals, Metals and Minerals, Forest Products, Consumer Goods, and Automotive business groups.

   Intermodal. The Intermodal freight business consists of the hauling of freight containers or truck trailers by combinations of water, rail, or motor carriers. The intermodal business is highly service-driven, and in many cases motor carriers and railroads work jointly to provide intermodal service.

   Intermodal 1998 results include revenue from four types of business:

  . Direct Marketing. Direct marketing efforts resulted in approximately 33 percent of total intermodal revenue. These center around traffic contracted from United Parcel Service and the United States Postal Service, and service for nationwide LTL (Less-Than-Truckload) carriers including Yellow Freight, Roadway Express, and Consolidated Freightways.

  . International. International business consists primarily of traffic from steamship companies and accounted for approximately 29 percent of intermodal revenues.

  . Intermodal Marketing Companies. Approximately 22 percent of total intermodal revenue was generated through intermodal marketing companies, primarily shipper agents and consolidators.

  . Truckload. Truckload traffic represented approximately 16 percent of total intermodal revenue. The joint service arrangement with J.B. Hunt, referred to as Quantum, represented the largest truckload component, while Schneider National was the next largest.

   Coal. Based on carloadings and tons hauled, BNSF Railway is the largest transporter of western low-sulfur coal in the United States. Approximately 90 percent of BNSF Railway's coal traffic originated in the Powder River Basin of Wyoming and Montana during the three years ended December 31, 1998. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States.

   BNSF Railway also transports increasing amounts of low-sulfur coal from the Powder River Basin for delivery to markets in the eastern and southeastern portions of the United States. The low-sulfur coal from the Powder River Basin is abundant, inexpensive to mine, clean-burning, and has a low delivered-cost to power plants. Because the Clean Air Act of 1990 requires power plants to reduce emissions either by burning coal with a lower sulfur content or by installing expensive scrubbing units by the year 2000, there are opportunities for increased shipments of this low-sulfur coal. Also, deregulation in the electric utility industry is expected to cause utilities to seek lower cost fuel sources and boost demand for Powder River Basin coal.

   Other coal shipments originate principally in Colorado, Illinois, New Mexico, and North Dakota and are moved to electrical generating stations and industrial plants in the Mountain and North Central regions.

   Agricultural Commodities. Agricultural Commodities include barley, corn, wheat, soybeans, oils, feeds, flour and mill products, specialty grains, malts, and milo. The BNSF Railway system is strategically located to serve the grain-producing regions of the Midwest and Great Plains where BNSF Railway serves most major terminal, storage, feeding and food-processing locations. Additionally, BNSF Railway has access to major export markets in the Pacific Northwest, western Great Lakes, and Texas Gulf regions, and in Mexico.

   Chemicals. The Chemicals business is comprised of fertilizer, petroleum and chemical commodities. Chemicals and plastics resins are transported for industrial and agricultural use. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks to produce other chemical and plastic products. Access to significant additional chemicals producers along the Louisiana and Texas Gulf Coasts, and in the Central Corridor area in Utah and Nevada, was gained as a result of the agreement and conditions resulting from the merger of the Union Pacific and Southern Pacific railroads. Agricultural minerals include sulphur that generally moves to the Gulf Coast and from there via vessels to Florida and overseas markets for use in making phosphatic fertilizers. Potash is transported to domestic markets and to export points for markets in Canada, Mexico, and overseas.

   Metals and Minerals. The Metals and Minerals business serves virtually all of the commodities included in or resulting from the production of steel. Taconite, an iron ore derivative produced in northern Minnesota, scrap steel, and coal coke are BNSF Railway's primary input products, while finished steel products range from structural beams and steel coils to wire and nails. BNSF Railway also hauls both ferrous and non-ferrous products including recyclable metals. BNSF Railway links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams, and coiled rod to the construction industry. Various non-ferrous products such as copper, lead, and aluminum are transported for the beverage, automotive, and telecommunications industries. Commodities in the Metals and Minerals group also include clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Both the oil and the construction industries are served. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, is moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and for use in foundry and oil drilling applications.

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

   Consumer Goods. Beverages, canned goods, and perishables are the principal food commodities moved by BNSF Railway. Other consumer goods handled include sugars and sweeteners, cotton, salt, rubber and tires, machinery, aircraft parts, military and miscellaneous boxcar shipments. Shipments of waste, ranging from municipal waste to contaminated soil, are transported to landfills and reclamation centers across the country.

   Automotive. The Automotive group is responsible for both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest.

   Freight Statistics. The following tables set forth certain freight statistics relating to rail operations for the periods indicated. Certain amounts have been reclassified to reflect changes in the business groups for years prior to 1998 and to conform to current year presentation.

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
      Revenue ton-miles (millions)...................... 469,045 424,588 411,059
      Freight revenue per thousand revenue ton-miles....  $19.02  $19.71  $19.63
      Average haul per ton (miles)......................     970     935     875

Revenues

                                                            Year Ended December
                                                                    31,
                                                            --------------------
                                                             1998   1997   1996
                                                            ------ ------ ------
                                                               (in millions)
      Intermodal........................................... $2,469 $2,282 $2,039
      Coal.................................................  2,239  1,972  1,973
      Agricultural Commodities.............................  1,077  1,087  1,171
      Chemicals............................................    841    812    782
      Metals and Minerals..................................    757    731    693
      Forest Products......................................    598    564    548
      Consumer Goods.......................................    553    497    468
      Automotive...........................................    388    422    396
                                                            ------ ------ ------
      Total Freight Revenue................................  8,922  8,367  8,070
      Other Revenue........................................     19      3     39
                                                            ------ ------ ------
          Total Revenues................................... $8,941 $8,370 $8,109
                                                            ====== ====== ======

Cars/Units

                                                                  Year Ended
                                                                 December 31,
                                                               -----------------
                                                               1998  1997  1996
                                                               ----- ----- -----
                                                                (in thousands)
      Intermodal.............................................. 3,126 2,854 2,570
      Coal.................................................... 2,078 1,862 1,854
      Agricultural Commodities................................   581   577   587
      Chemicals...............................................   504   482   460
      Metals and Minerals.....................................   660   622   628
      Forest Products.........................................   344   335   334
      Consumer Goods..........................................   365   349   308
      Automotive..............................................   226   264   251
                                                               ----- ----- -----
          Total Cars/Units.................................... 7,884 7,345 6,992
                                                               ===== ===== =====

Average Revenue Per Car/Unit

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
      Intermodal....................................... $   790 $   800 $   793
      Coal.............................................   1,077   1,059   1,064
      Agricultural Commodities.........................   1,854   1,884   1,995
      Chemicals........................................   1,669   1,685   1,700
      Metals and Minerals..............................   1,147   1,175   1,104
      Forest Products..................................   1,738   1,684   1,641
      Consumer Goods...................................   1,515   1,424   1,519
      Automotive.......................................   1,717   1,598   1,578
          Average Revenue Per Car/Unit.................   1,132   1,139   1,154

Government Regulation and Legislation

   Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board ("STB") of the United States Department of Transportation ("DOT"), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration ("OSHA"), and state regulatory agencies. The STB, which is the successor to the Interstate Commerce Commission ("ICC"), has jurisdiction over certain rates, routes, and services, the extension, sale, or abandonment of rail lines, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

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

   The railroad industry, including BNSF Railway, is subject to future requirements regulating air emissions from diesel locomotives. Final regulations applicable to new and rebuilt locomotives were promulgated by the United States Environmental Protection Agency ("EPA") and became effective June 15, 1998. The new standards will be phased in between 2000 and 2005. BNSF Railway has evaluated compliance requirements and associated costs and believes the costs will not be material in any given year. BNSF Railway has also entered into agreements with the California State Air Resources Board and the EPA regarding a program to reduce emissions in Southern California through accelerated deployment of locomotives which comply with the federal standards.

   Many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. For further discussion, reference is made to Note 12 to the Consolidated Financial Statements on pages 35-36 of BNSF's 1998 Annual Report to Shareholders, which information is hereby incorporated by reference.

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

   As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway's primary rail competitor in the western region of the United States is Union Pacific Railroad Company ("UP"). Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway. Coal, one of BNSF Railway's primary commodities, continues to be subject to various types of competitive pressures.

   In 1998, BNSF Railway and UP entered into an agreement to exchange half interests in the two pieces of the former Southern Pacific Transportation Company ("SP") rail line between Houston and New Orleans which are separately owned by the two railroads. Both railroads now have access to all customers, including chemical, steel, gas and other companies, along the entire line, including on former SP branch lines. The two railroads set up a joint regional dispatching center at Spring, Texas in March 1998 for much of their Gulf Coast train operations to better coordinate train flows in and through Houston. In February 1999, BNSF Railway and UP agreed to coordinate dispatching operations covering Southern California, the Kansas City area, and the Powder River Basin of Wyoming.

   The STB has approved the acquisition of Consolidated Rail Corporation ("Conrail") by CSX Corporation and Norfolk Southern Corporation which is expected to be implemented in 1999. Conrail, CSX and Norfolk Southern operate the three largest rail systems in the eastern United States. In March 1999, the STB also approved the acquisition of Illinois Central Corporation ("IC") by Canadian National Railway Company ("CN"). CN is Canada's largest railroad and reaches the U.S. cities of Detroit and Chicago, while IC has operations extending from Chicago to the Gulf of Mexico, and west through Iowa. The acquisitions of Conrail and IC are not expected to have a material adverse competitive impact on BNSF Railway.

ITEM 3. Legal Proceedings

   Set forth below is a description of certain legal proceedings involving BNSF and its subsidiaries.

Wheat and Barley Transportation Rates

   In September 1980, a class action lawsuit was filed against BNSF Railway in United States District Court for the District of Montana ("Montana District Court") challenging the reasonableness of BNSF Railway's export wheat and barley rates. The class consisted of Montana grain producers and elevators. The plaintiffs sought a finding that BNSF Railway single car export wheat and barley rates for shipments moving from Montana to the Pacific Northwest were unreasonably high and requested damages in the amount of $64 million. In March 1981, the Montana District Court referred the rate reasonableness issue to the ICC. Subsequently, the State of Montana filed a complaint at the ICC challenging BNSF Railway's multiple car rates for Montana wheat and barley movements occurring after October 1, 1980.

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

   On July 22, 1993, the ICC served an order in response to the D.C. Circuit's February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand-Alone Cost principles in assessing the reasonableness of BNSF Railway wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. On October 28, 1994, plaintiffs filed their opening evidence arguing that the revenue received by BNSF Railway exceeded the stand alone costs of transporting that traffic and that BNSF Railway rates were unreasonably high. BNSF Railway filed its evidence March 29, 1995, showing that the stand alone costs of transporting the traffic exceeded the revenue derived by BNSF Railway on that traffic and that consequently, its rates were not unreasonably high. The parties filed briefs simultaneously on August 16, 1995. In a decision served August 14, 1997, in McCarty Farms, Inc. et al. v. Burlington Northern Inc., No. 37808, the STB, successor to the ICC, ruled that the plaintiffs had failed to demonstrate that BNSF Railway rates charged to transport export wheat and barley from Montana to West Coast ports were unreasonable. The STB dismissed the proceeding in its entirety.

   The plaintiffs filed petitions to review the STB's decision before the D.C. Circuit and the Montana District Court. In an October 20, 1998 decision, McCarty Farms, Inc. et al. v. Surface Transportation Board (No. 97-1632), the D.C. Circuit affirmed the STB's decision in all respects for those claims as to which it had jurisdiction (i.e., all claims except those relating to single-car wheat shipments moving before September 12, 1980). The plaintiffs' appeal of the STB decision as to single-car wheat shipments moving before September 12, 1980 was dismissed by the Montana District Court on November 23, 1998. This matter is now considered terminated.

Environmental Proceedings

   BNSF Railway had been advised that it was a target of a Grand Jury investigation in the United States District Court for the Eastern District of Missouri with respect to former railcar cleaning activities conducted by independent contractors hired by BNSF Railway's predecessors at a rail siding near Cherryville, Missouri. The proceeding related to alleged violations of federal environmental protection statutes with respect to lead contamination at several sites in the Cherryville area. In addition, BNSF Railway had received personal injury claims from certain individuals formerly residing at or near some of these sites. The Missouri Department of Natural Resources ("DNR") also was investigating the matter with respect to possible violations of state environmental protection laws and BNSF Railway has been implementing remediation plans developed in conjunction with DNR.

   On December 4, 1998, BNSF Railway entered a plea in federal district court to one felony count under CERCLA for failure to immediately report to the federal government a release of a reportable quantity of lead sulfide and one misdemeanor count under the Clean Water Act for a negligent discharge of a pollutant into a waterway. BNSF Railway agreed in the settlement to pay a fine of $7 million and to make restitution payments to the State of Missouri of $3 million, and committed to spend $9 million, which includes amounts previously paid, in remediation costs in connection with its ongoing remediation efforts. In the plea agreement, the parties agreed that BNSF Railway had taken remedial safety and procedural actions in an effort to reduce the likelihood of recurrence of such matters.

   In addition, BNSF Railway has negotiated a settlement with the State of Missouri that requires a payment of $900,000 in penalties and $500,000 in natural resource damage. With the public comment period having ended January 26, 1999, BNSF Railway is executing the settlement agreement for entry by the court as a consent decree. Implementation costs of the investigation and remediation activities pursuant to the consent decree are not considered material. The Company considers the federal Grand Jury matter to be terminated, and all pending related matters, including personal injury claims received from certain individuals residing at or near the area, are not considered material.

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

   Reference is made to Note 4 to the consolidated financial statements on page 31 of BNSF's 1998 Annual Report to Shareholders for information concerning certain pending administrative appeals with the Internal Revenue Service, which information is hereby incorporated by reference.

ITEM 4. Submission Of Matters To a Vote Of Security Holders

   No matters were submitted by BNSF to a vote of its securities holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

   Listed below are the names, ages, and positions of all executive officers of BNSF (excluding Robert D. Krebs, an executive officer who is also a director of BNSF, information as to whom is included in BNSF's Proxy Statement dated March 8, 1999) and their business experience during the past five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, resignation, or removal.

Douglas J. Babb, 46

   Senior Vice President-Merchandise Business Unit since August 1997. Prior to that, Senior Vice President and Chief of Staff from September 1995 to August 1997, and Vice President and General Counsel of BNRR from December 1986 to September 1995.

Thomas N. Hund, 45

   Vice President and Controller since September 1995. Prior to that, Vice President and Controller of SFP from July 1990 to January 1998.

Jeffrey R. Moreland, 54

   Senior Vice President-Law and Chief of Staff since February 1998. Prior to that, Senior Vice President-Law and General Counsel from September 1995, and Vice President-Law and General Counsel of SFP from October 1994 to January 1998, and Vice President-Law and General Counsel of ATSF from June 1989 to December 1996.

Matthew K. Rose, 39

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

Charles L. Schultz, 51

   Senior Vice President-Intermodal and Automotive Business Unit since February 1996. Prior to that, Vice President-Intermodal of ATSF and BNRR from September 1995, Vice President-Intermodal of ATSF from January 1994, Vice President-Management Services of ATSF from June 1991, and Vice President-Information Services of ATSF from July 1989.

Denis E. Springer, 53

   Senior Vice President and Chief Financial Officer since September 1995. Prior to that, Senior Vice President and Chief Financial Officer of SFP from October 1993 to January 1998, and Senior Vice President, Treasurer and Chief Financial Officer of SFP from January 1991.

Gregory T. Swienton, 49

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

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

   BNSF's common stock is listed on the New York Stock Exchange under the symbol "BNI." The common stock is also listed on the Chicago Stock Exchange and Pacific Exchange. Information as to the high and low sales prices of such stock for the two years ending December 31, 1998 and the frequency and amount of dividends declared on such stock during such period, is set forth in Note 16 to the Consolidated Financial Statements on page 40 of BNSF's 1998 Annual Report to Shareholders and such information is hereby incorporated by reference. The approximate number of record holders of the common stock at January 31, 1999 was 56,000.

ITEM 6. Selected Financial Data

   Selected financial data of BNSF for each of the last five fiscal years, and data with respect to the following topics disclosed on page 1 of BNSF's 1998 Annual Report to Shareholders are hereby incorporated by reference: Revenues; Operating income; Income before extraordinary item and cumulative effect of change in accounting method; Accounting change/Extraordinary item; Net income; Basic earnings per share; Diluted earnings per share; Dividends declared per common share; Total assets; and Long-term debt and commercial paper, including current portion.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 15 through 24 of BNSF's 1998 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   In the ordinary course of business, BNSF utilizes various financial instruments which inherently have some degree of market risk. The quantitative information presented below and the additional qualitative information presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and Notes 8, 10, 11, and 15 of the Consolidated Financial Statements contained in the 1998 Annual Report to Shareholders describe significant aspects of BNSF's financial instrument programs which have a material market risk.

 Interest Rate Sensitivity

   The tables below provide information about BNSF's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations as of December 31, 1998 and 1997. For debt obligations, the tables present principal cash flows and related weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

 Long-term Debt

                                            December 31, 1998
                            -------------------------------------------------------
                                 Maturity Date
                            ----------------------------                      Fair
                            1999  2000  2001  2002  2003  Thereafter Total   Value
                            ----  ----  ----  ----  ----  ---------- ------  ------
   Fixed Rate Debt (in
    millions).............. $268  $146  $222  $248  $130    $3,946   $4,960  $5,216
   Average Interest Rate... 7.41% 6.45% 7.75% 7.10% 7.22%     7.13%    7.10%    --
   Variable Rate Debt (in
    millions)..............  --    --    --   $496   --        --    $  496  $  496
   Average Interest Rate...  --    --    --   5.43%  --        --      5.43%    --

                                            December 31, 1997
                            -------------------------------------------------------
                                 Maturity Date
                            ----------------------------                      Fair
                            1998  1999  2000  2001  2002  Thereafter Total   Value
                            ----  ----  ----  ----  ----  ---------- ------  ------
   Fixed Rate Debt (in
    millions).............. $108  $256  $138  $204  $258    $3,587   $4,551  $4,734
   Average Interest Rate... 7.78% 7.46% 6.47% 7.96% 7.16%     7.31%    7.33%    --
   Variable Rate Debt (in
    millions)..............  --    --    --    --   $738       --    $  738  $  738
   Average Interest Rate...  --    --    --    --   5.84%      --      5.84%    --

   BNSF has included $471 million and $668 million of commercial paper borrowings in 2002 maturities in the 1998 and 1997 tables, respectively. The commercial paper program is supported by BNSF's $1.5 billion, five-year revolving credit agreement which is scheduled to expire on November 12, 2002. BNSF classified commercial paper borrowings as long-term debt in the consolidated balance sheet at December 31, 1998 and 1997. In addition, maturities in 2000 included in the 1998 and 1997 tables exclude $100 million of 6.1 percent notes due 2027, which may be redeemed in 2000 at the option of the holder.

   In addition, the maturities in the 1998 table exclude $200 million of 6.29 percent debentures due 2029 and $100 million of 6.05 percent notes due 2031, which will either be remarketed by the holder of a call option on the debt and mature in 2029 and 2031, respectively; or will otherwise be repurchased by BNSF in 1999 and 2001, respectively. Maturities in 2003 exclude $175 million of 6.53 percent notes due 2037, which may be redeemed in 2003 at the option of the holder.

   On March 5, 1999, BNSF issued $200 million of 6.125 percent notes due 2009 and $200 million of 6.75 percent debentures due 2029. At the time of the 10-year debt issuance, BNSF closed out a $100 million treasury lock transaction scheduled to expire in 1999 at a gain of approximately $8 million which will be deferred and amortized to interest expense over the life of the debt.

 Interest Rate Swaps

   From time to time, BNSF enters into various interest rate hedging transactions for purposes of managing exposure to fluctuations in interest rates. At December 31, 1998 and 1997, BNSF had entered into swap transactions reflected in the tables below, which fixed the interest rate on a portion of its commercial paper debt.

                                                         December 31, 1998
                                                    ----------------------------
                                                    Maturity Date
                                                    -------------
                                                        1999      Fair Value (1)
                                                    ------------- --------------
      Variable to Fixed Swaps (in millions)........     $ 125          $ (2)
      Average Pay Rate.............................      6.14%          --
      Average Receive Rate.........................      4.95%          --

                                                    December 31, 1997
                                             ----------------------------------
                                              Maturity
                                                Date
                                             ------------
                                             1998   1999   Total  Fair Value (1)
                                             -----  -----  -----  -------------
Variable to Fixed Swaps (in millions)....... $ 250  $ 125  $ 375      $ (2)
Average Pay Rate............................  6.04%  6.14%  6.07%      --
Average Receive Rate........................  5.67%  5.73%  5.69%      --

--------
(1) Represents unrecognized losses in millions.

 Treasury Locks

   In anticipation of future debt issuances, BNSF had entered into treasury lock transactions, based on the 10-year and 30-year U.S. treasury rates as of December 31, 1998 and based on the 30-year U.S. treasury rate as of December 31, 1997, which are summarized in the tables below. Additionally, as discussed above, at the time of a March 1999 debt issuance, BNSF closed out the $100 million treasury lock transaction scheduled to expire in 1999 at a gain of approximately $8 million.

                                               December 31, 1998
                                     ------------------------------------------
                                       Maturity Date
                                     -------------------
                                     1999   2000   2001   Total  Fair Value (1)
                                     -----  -----  -----  -----  --------------
Fixed Rate Treasury Locks (in
 millions).......................... $ 100  $ 200  $ 200  $ 500       $ 19
Average Pay Rate....................  4.37%  4.80%  4.84%  4.73%       --

                                                         December 31, 1997
                                                    ----------------------------
                                                    Maturity Date
                                                    -------------
                                                        1998      Fair Value (1)
                                                    ------------- --------------
Fixed Rate Treasury Locks (in millions)............     $ 200          $  0
Average Pay Rate...................................      5.88%          --

--------
(1) Represents unrecognized gains in millions.

 Commodity Price Sensitivity

   During 1998 and 1997, fuel expenses approximated 11 percent of total operating expenses. Due to the significance of diesel fuel expenses to the operations of the railroad and the historical volatility of fuel prices, BNSF has established a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect BNSF's operating margins and overall profitability from adverse fuel price changes. However, to the extent BNSF hedges portions of its fuel purchases, it will not realize the impact of decreases in fuel prices. The fuel-hedging program in 1998 and 1997 includes the use of commodity swap transactions that are accounted for as hedges. Additionally, the 1997 fuel-hedging program also includes forward purchases for delivery at fueling facilities. Any gains or losses associated with changes in the market value of these hedging instruments are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used.

   Swap transactions are typically based on the price of pipeline delivery of Gulf Coast #2 heating oil and require BNSF to purchase a defined quantity at a defined price. Swap transactions are generally settled in cash with the counterparty. Based on historical information, BNSF believes there is a significant correlation between the market prices of diesel fuel and Gulf Coast #2 heating oil.

   The tables below provide information about BNSF's diesel fuel hedging instruments that are sensitive to changes in commodity prices. The tables present notional amounts in gallons and the weighted average contract price by contractual maturity date. The prices included in the tables do not include taxes, transportation costs, certain other fuel handling costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

                                                   December 31, 1998
                                        ----------------------------------------
                                             Maturity Date
                                        -----------------------          Fair
                                        1999  2000  2001  2002  Total  Value (1)
                                        ----- ----- ----- ----- ------ ---------
Diesel Fuel Swaps:
  Gallons (in millions)................   907   491   277   101  1,776   $(174)
  Weighted average price per gallon.... $0.48 $0.50 $0.49 $0.50 $ 0.49     --

                                                    December 31, 1997
                                            ----------------------------------
                                              Maturity Date
                                            ------------------          Fair
                                            1998  1999   2000  Total  Value (1)
                                            ----- ----- ------ ------ --------
Diesel Fuel Swaps:
  Gallons (in millions)....................   479   302    189    970   $(24)
  Weighted average price per gallon........ $0.54 $0.52 $ 0.52 $ 0.53    --

Diesel Fuel Forward Purchase Contracts:
  Gallons (in millions)....................   144   --     --     144   $  2
  Weighted average price per gallon........ $0.48   --     --  $ 0.48    --

--------
(1) Represents unrecognized gains (losses) (in millions) based on the price of Gulf Coast #2 heating oil.

   Additionally, at December 31, 1998 and 1997, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF's overall financial position and therefore represent no significant market exposure.

 Equity Price Sensitivity

   During the second and third quarter of 1998, BNSF sold equity put options for 3 million shares of BNSF's common stock to an independent third party and received cash proceeds of $2 million. The option contracts had exercise prices ranging from $29.00 to $30.00 per share with expiration dates ranging from November 1998 to February 1999. In November 1997, BNSF sold equity put options for 1.5 million shares of BNSF's common stock to an independent third party and received cash proceeds of approximately $1 million. The option contracts had an exercise price of $29.33 and an expiration date of May 5, 1998. All of the option contracts discussed above permitted a net-share or net-cash settlement method at BNSF's election and expired unexercised.

   The tables below present the notional amounts in shares of BNSF common stock and the contract price by contractual maturity date of equity put options outstanding at December 31, 1998 and 1997.

                                                              December 31, 1998
                                                             -------------------
                                                             Maturity Date
                                                             ------------- Fair
                                                                 1999      Value
                                                             ------------- -----
      Contract Number of Shares.............................     1,200,000 $  0
      Option Strike Price................................... $29.67 to $30  --

                                                              December 31, 1997
                                                             -------------------
                                                             Maturity Date
                                                             ------------- Fair
                                                                 1998      Value
                                                             ------------- -----
      Contract Number of Shares.............................     1,500,000 $  0
      Option Strike Price...................................        $29.33  --

ITEM 8. Financial Statements and Supplementary Data

   The consolidated financial statements of BNSF and subsidiary companies, together with the reports thereon, appearing in Part IV of this Report on Form 10-K and on pages 25 through 40 of BNSF's 1998 Annual Report to Shareholders, are hereby incorporated by reference.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

   Information concerning the directors of BNSF is provided on pages 11-12 under the heading "NOMINEES FOR DIRECTORS" of BNSF's proxy statement dated March 8, 1999, and the information under that heading is hereby incorporated by reference.

   Information concerning the executive officers of BNSF (excluding one executive officer who is also a director of BNSF) is included in Part I of this Report.

   Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is provided on page 4 under the heading "Section 16(a) Beneficial Ownership Reporting Reporting Compliance" in BNSF's Proxy Statement dated March 8, 1999, and the information under that heading is hereby incorporated by reference.

ITEM 11. Executive Compensation

   Information concerning the compensation of directors and executive officers of BNSF is provided on page 6 under the heading "Directors' Compensation" and pages 24 through 30 under the headings "Summary Compensation Table," "Stock Option Grants in 1998," "Option Exercises and Holdings," "Pension Plans," "Employment Contracts and Change in Control Arrangements" and "Trust Agreements," in BNSF's proxy statement dated March 8, 1999, and the information under those headings is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   Information concerning the ownership of BNSF equity securities by certain beneficial owners and by management is provided on pages 8 through 10 under the heading "STOCK OWNERSHIP IN THE COMPANY" in BNSF's proxy statement dated March 8, 1999, and is the information under that heading hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions

   Information concerning certain relationships and related transactions is provided on page 8 under the heading "Certain Relationships" of BNSF's proxy statement dated March 8, 1999, and the information under that heading is hereby incorporated by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as a part of this report:

                                                                        Page
                                                                      --------
1. Consolidated Financial Statements:

Report of PricewaterhouseCoopers LLP.................................    [25*]

Consolidated Statement of Income for the three years ended December
 31, 1998............................................................    [26*]

Consolidated Balance Sheet at December 31, 1998 and 1997.............    [27*]

Consolidated Statement of Cash Flows for the three years ended
 December 31, 1998...................................................    [28*]

Consolidated Statement of Changes In Stockholders' Equity for the
 three years ended December 31, 1998.................................    [29*]
Notes to Consolidated Financial Statements........................... [30-40*]

--------
(*Incorporated by reference from the indicated pages of BNSF's 1998 Annual
   Report to Shareholders.)

2. Consolidated Financial Statement Schedules for the three years ended
 December 31, 1998:

Report of PricewaterhouseCoopers LLP...................................... F-1

Schedule II--Valuation and Qualifying Accounts............................ F-2

   Schedules other than that listed above are omitted because they are not required or applicable, or the required information is included in the consolidated financial statements or related notes.

3. Exhibits:

   See Index to Exhibits on pages E-1--E-4 for a description of the exhibits filed as a part of this Report.

(b) Reports on Form 8-K

   BNSF filed the following Current Reports on Form 8-K during the quarter ended December 31, 1998, or subsequently:

   Current Report on Form 8-K (Date of earliest event reported: February 8,
1999), as amended, which referenced under Item 5, Other Events, and filed as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, the following material from the registrant's 1998 Annual Report to Shareholders: Consolidated Financial Highlights; Management's Discussion and Analysis of Financial Condition and Results of Operations; and Consolidated Financial Statements and Footnotes and Report of Management and Report of Independent Accountants thereon, dated February 8, 1999, and two other exhibits.

   Current Report on Form 8-K (Date of earliest event reported: December 4,
1998) which referenced under Item 5, Other Events, and filed as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits the registrant's fourth quarter 1998 and annual earnings press release, and also disclosed under Item 5 the resolution of claims by federal and State of Missouri authorities as to environmental contamination near Cherryville, Missouri stemming from former railcar cleaning activities conducted by independent contractors of BNSF Railway's predecessors.

   Current Report on Form 8-K (Date of earliest event reported: October 20,
1998) which referenced under Item 5, Other Events, and filed as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits the following: the registrant's third quarter 1998 earnings press release; a table with selected financial data for the five years ended December 31, 1997, with earnings per share restated to reflect to registrant's three-for-one stock split, effected in the form of a stock dividend payable September 1, 1998, for each share of common stock outstanding or held in the registrant's treasury as of the close of business on August 17, 1998; and a statement regarding computation of ratio of earnings to fixed charges (as of September 30, 1998).

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


Dated: March 29, 1999

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

          /s/ Thomas N. Hund                Vice President and Controller (Principal
 __________________________________________   Accounting Officer)
              Thomas N. Hund

       /s/ Joseph F. Alibrandi*             Director
___________________________________________
            Joseph F. Alibrandi

          /s/ Jack S. Blanton*              Director
___________________________________________
              Jack S. Blanton

        /s/ John J. Burns, Jr.*             Director
___________________________________________
            John J. Burns, Jr.

        /s/ George Deukmejian*              Director
___________________________________________
             George Deukmejian

          /s/ Bill M. Lindig*               Director
 __________________________________________
              Bill M. Lindig

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

          /s/ Robert H. West*               Director
___________________________________________
              Robert H. West

        /s/ J. Steven Whisler*              Director
___________________________________________
             J. Steven Whisler

     /s/ Edward E. Whitacre, Jr.*           Director
___________________________________________
          Edward E. Whitacre, Jr.

        /s/ Ronald B. Woodard*              Director
___________________________________________
             Ronald B. Woodard

        /s/ Michael B. Yanney*              Director
___________________________________________
             Michael B. Yanney


                          /s/ Jeffrey R. Moreland
                     *By:_________________________________
                              Jeffrey R. Moreland
         Senior Vice President-Law and Chief of Staff Attorney in Fact

Dated: March 29, 1999

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Burlington Northern Santa Fe Corporation and Subsidiaries

   Our audits of the consolidated financial statements referred to in our report dated February 8, 1999 appearing on page 25 of the 1998 Annual Report to Shareholders of Burlington Northern Santa Fe Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2. of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Fort Worth, Texas
February 8, 1999

                                  SCHEDULE II

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              For the years ended December 31, 1998, 1997 and 1996
                                 (In Millions)

               Column A                 Column B  Column C   Column D  Column E
               --------                 --------- --------- ---------- --------
                                                                       Balance
                                         Balance  Additions             at End
                                           at      Charged                of
                                        Beginning    to     Deductions  Period
              Description               of Period  Income      (1)       (2)
              -----------               --------- --------- ---------- --------
December 31, 1998
  Personal injury and environmental
   liabilities.........................   $711      $177       $253      $635
                                          ====      ====       ====      ====
December 31, 1997
  Personal injury and environmental
   liabilities.........................   $810      $165       $264      $711
                                          ====      ====       ====      ====
December 31, 1996
  Personal injury and environmental
   liabilities.........................   $916      $188       $294      $810
                                          ====      ====       ====      ====

--------
(1) Principally represents cash payments
(2) Classified in the consolidated balance sheet as follows:

                                                                 1998 1997 1996
                                                                 ---- ---- ----
      Accounts payable and other current liabilities............ $246 $263 $267
      Casualty and environmental liabilities....................  389  448  543
                                                                 ---- ---- ----
                                                                 $635 $711 $810
                                                                 ==== ==== ====

                    BURLINGTON NORTHERN SANTA FE CORPORATION

                               INDEX OF EXHIBITS

 Exhibit
 Number  Description
 ------- ----------------------------------------------------------------------
  3.1    Amended and Restated Certificate of Incorporation of BNSF (amended as of April 21, 1998). Incorporated by reference to Exhibit 3.1 to BNSF's
         Report on Form 10-Q for the quarter ended June 30, 1998.
  3.2    By-Laws of BNSF (amended as of September 18, 1997). Incorporated by reference to Exhibit 3.1 to BNSF's Report on Form 10-Q for the quarter ended September 30, 1997.
  4.1    Indenture, dated as of December 1, 1995, between BNSF and The First
         National Bank of Chicago, as Trustee. Incorporated by reference to
         Exhibit 4 to BNSF's Registration Statement on Form S-3 (No. 333-
         72013).
  4.2    Form of BNSF's 6 1/8% Note Due March 15, 2009.
  4.3    Form of BNSF's 6 3/4% Debenture Due March 15, 2029.

  4.4    Form of BNSF's 6.70% Debenture Due August 1, 2028.
  4.5 Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed
         10% of BNSF's total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
 10.1*   Burlington Northern Santa Fe Non-Employee Directors' Stock Plan.
         Incorporated by reference to Appendix A to BNSF's Proxy Statement dated March 5, 1996. Amendment to Burlington Northern Santa Fe Non-
         Employee Directors' Stock Plan dated January 16, 1997 is incorporated by reference to Exhibit 10.1 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1996.
 10.2*   Burlington Northern Santa Fe Corporation 1987 Stock Option Incentive
         Plan. Incorporated by reference to BNSF's Registration Statement on
         Form S-8 (File No. 33-62833).
 10.3*   Burlington Northern Santa Fe Corporation Incentive Compensation Plan.
         Incorporated by reference to BNSF's Registration Statement on Form S-8
         (File No. 33-62833).
 10.4*   Burlington Northern Inc. Senior Executive Survivor Benefit Plan as of
         April 1, 1986. Incorporated by reference to Amendment No. 1 to BNI's
         Report on Form 10-K for the fiscal year ended December 31, 1987.
 10.5* Burlington Northern Santa Fe Corporation Deferred Compensation Plan, as amended and restated effective September 17, 1998. Incorporated by reference to Exhibit 10.1 to BNSF's Report on Form 10-Q for the quarter ended September 30, 1998 (formerly, Burlington Northern Inc.
         Deferred Compensation Plan).
 10.6*   Burlington Northern Santa Fe Corporation Senior Management Stock
         Deferral Plan. Incorporated by reference to Exhibit 10.37 to BNFS's
         Report on Form 10-K for the fiscal year ended December 31, 1997.
 10.7*   Burlington Northern Inc. 1987 Performance Share Unit Plan as of
         January 1, 1988. Incorporated by reference to Amendment No. 1 to BNI's
         Report on Form 10-K for the fiscal year ended December 31, 1987.
 10.8* Burlington Northern Inc. Supplemental Benefits Plan (as amended and restated effective September 21, 1995). Incorporated by reference to
         Exhibit 10.8 to BNSF's Report on Form 10-K for the fiscal year ended
         December 31, 1995.
 10.9*   1989 Burlington Northern Inc. Restricted Stock Incentive Plan.
         Incorporated by reference to BNI's Report on Form 10-K for the fiscal year ended December 31, 1990.

--------
* Management contract or compensatory plan or arrangement.

 Exhibit
 Number  Description
 ------- ----------------------------------------------------------------------
 10.10*  Burlington Northern Santa Fe Corporation 1990 Directors Stock Option
         Plan. Incorporated by reference to BNSF's Registration Statement on
         Form S-8 (File No. 33-62825).
 10.11*  Burlington Northern Santa Fe Incentive Bonus Stock Program.
         Incorporated by reference to Exhibit 10.11 to BNSF's Report on Form
         10-K for the fiscal year ended December 31, 1995. Amendment of
         Burlington Northern Santa Fe Incentive Bonus Stock Program dated
         January 14, 1998 is incorporated by reference to Exhibit 10.11 to
         BNSF's Report on Form 10-K for the fiscal year ended December 31,
         1997.
 10.12*  Burlington Northern Santa Fe Corporation 1992 Stock Option Incentive
         Plan. Incorporated by reference to BNSF's Registration Statement on
         Form S-8 (File No. 33-62839).
 10.13*  Burlington Northern Santa Fe 1996 Stock Incentive Plan. Incorporated
         by reference to Appendix B to BNSF's Proxy Statement dated March 5,
         1996. Amendment of Burlington Northern Santa Fe 1996 Stock Incentive
         Plan dated January 15, 1998 is incorporated by reference to Exhibit
         10.13 to BNSF's Report on Form 10-K for the fiscal year ended December
         31, 1997.
 10.14*  Burlington Northern Santa Fe Supplemental Retirement Plan.
         Incorporated by reference to Exhibit 10.1 to BNSF's Report on Form 10-
         Q for the quarter ended September 30, 1996.
 10.15*  Burlington Northern Santa Fe Estate Enhancement Program, as amended and restated effective October 1, 1996. Incorporated by reference to
         Exhibit 10.15 to BNSF's Report on Form 10-K for the fiscal year ended
         December 31, 1996.
 10.16*  Agreement between BNSF and Robert D. Krabs dated as of January 30,
         1997. Incorporated by reference to Exhibit 10.16 to BNSF's Report on
         Form 10-K for the fiscal year ended December 31, 1996.
 10.17*  Form of BNSF Change-in-Control Agreement (applicable to Messrs. Babb,
         Moreland, Schultz, Springer, and Hund). Incorporated by reference to
         Exhibit 10.17 to BNSF's Report on Form 10-K for the fiscal year ended
         December 31, 1996.
 10.18*  Employment Agreement by and between Burlington Northern Inc. and
         Gregory T. Swienton. Incorporated by reference to Exhibit 10.23 to
         BNI's Report on Form 10-K for the fiscal year ended December 31, 1994.
 10.19*  Burlington Northern Santa Fe Deferred Compensation Plan for Directors
         as amended January 16, 1997. Incorporated by reference to Exhibit
         10.19 to BNSF's Report on Form 10-K for the fiscal year ended December
         31, 1996.
 10.20*  Burlington Northern Inc. Nonqualified 401(k) Restoration Plan.
         Incorporated by reference to Exhibit 10.20 to BNSF's Report on Form
         10-K for the fiscal year ended December 31, 1995.
 10.21*  Burlington Northern Inc. Form of Severance Agreement and amendments through September 18, 1995, (applicable to Messrs. Rose and Swienton as of March 13, 1998). Incorporated by reference to Exhibit 10.21 to
         BNSF's Report on Form 10-K for the fiscal year ended December 31,
         1995. Amendment to Form of Severance Agreement dated December 3, 1997 is incorporated by reference to Exhibit 10.21 to BNSF's Report on Form
         10-K for the fiscal year ended December 31, 1997.
 10.22*  Burlington Northern Inc. Director's Charitable Award Program.
         Incorporated by reference to Exhibit 10.22 to BNSF's Report on Form
         10-K for the fiscal year ended December 31, 1995.

--------
* Management contract or compensatory plan or arrangement.

 Exhibit
 Number  Description
 ------- ----------------------------------------------------------------------
 10.23*  Burlington Northern Santa Fe Salary Exchange Option Program.
         Incorporated by reference to Exhibit 10.23 to BNSF's Report on Form
         10-K for the fiscal year ended December 31, 1995. Amendment to
         Burlington Northern Santa Fe Salary Exchange Option Program dated
         January 15, 1997 is incorporated by reference to Exhibit 10.23 to
         BNSF's Report on Form 10-K for the fiscal year ended December 31,
         1996. 10.24* Santa Fe Pacific Corporation Supplemental Retirement Plan
         ("Supplemental Plan"). Incorporated by reference to Exhibit 10(d) to
         SFP's Report on Form 10-K for the fiscal year ended December 31, 1984.
         Supplemental Plan as amended October 1, 1989, and Amendment to
         Supplemental Plan dated February 27, 1990, are incorporated by reference to Exhibit 10(d) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1969. Amendment to Supplemental Plan dated
         March 22, 1994, and effective January 1, 1994, is incorporated by reference to Exhibit 10.24 to BNSF's Report on Form 10-K for the
         fiscal year ended December 31, 1995.
 10.25*  Burlington Northern Santa Fe Incentive Stock Compensation Plan.
         Incorporated by reference to BNSF's Registration Statement on Form S-8
         (File No. 33-63253).
 10.26*  SFP Form of Severance Agreement dated November 2, 1987 (applicable to
         Mr. Springer as of March 13, 1998), as adopted in May 1987 and amended in October 1987. Incorporated by reference to Exhibit 10(j) to SFP's
         Report on Form 10-K for the fiscal year ended December 31, 1987.
         Amendment to Form of Severance Agreement dated July 24, 1990 is incorporated by reference to SFP's Report on Form 10-Q for the quarter ended June 30, 1990. Amendment to Form of Severance Agreement adopted
         January 25, 1994 is incorporated by reference to Exhibit 10.1 to SFP's
         Report on Form 10-Q for the quarter ended June 30, 1994. Amendment to
         Form of Severance Agreement dated March 28, 1995 is incorporated by reference to Exhibit 10.5 to SFP's Report on Form 10-K for the fiscal year ended December 31, 1994. Amendment to Form of Severance Agreement
         dated December 3, 1997. Amendment to Form of Severance Agreement dated
         December 3, 1997. Amendment to Form of Severance Agreement dated
         February 6, 1998 (Mr. Hund) is incorporated by reference to Exhibit
         10.26 to BNSF's Report on Form 10-K for the fiscal year ended December
         31, 1997.
 10.27*  Burlington Northern Santa Fe Directors' Retirement Plan. Incorporated
         by reference to Exhibit 10.29 to BNSF's Report on Form 10-K for the
         fiscal year ended December 31, 1995.
 10.28*  Benefits Protection Trust Agreement dated as of January 22, 1996 by and between BNSF and Bankers Trust Company. Incorporated by reference to Exhibit 10.28 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1996.
 10.29*  Retirement Benefit Agreement dated February 26, 1992 between SFP and
         R. D. Krebs. Incorporated by reference to Exhibit 10(1) to SFP's
         Report on Form 10-K for the fiscal year ended December 31, 1991.
 10.30*  Amended and Restated Trust Agreement dated as of April 1, 1994 by and between SFP and The Bank of New York. Incorporated by reference to
         Exhibit 10.31 to BNSF's Report on Form 10-K for the fiscal year ended
         December 31, 1995.
 10.31*  Trust Agreement dated as of July 26, 1994 by and between SFP and The
         Bank of New York. Incorporated by reference to Exhibit 10.33 to BNSF's
         Report on Form 10-K for the fiscal year ended December 31, 1995.
 10.32*  The Atchison, Topeka and Santa Fe Railway Company Incentive
         Compensation plan. Incorporated by reference to Exhibit 10(n) to SFP's
         Report on Form 10-K for the fiscal year ended December 31, 1991.
 10.33*  Burlington Northern Santa Fe Long Term Incentive Stock Plan.
         Incorporated by reference to BNSF's Registration Statement on Form S-8
         (File No. 33-63247).
 10.34*  Santa Fe Pacific Corporation Supplemental Retirement and Savings Plan.
         Incorporated by reference to Exhibit 10(s) to SFP's Report on Form 10-
         K for the fiscal year ended December 31, 1993.

--------
* Management contract or compensatory plan or arrangement.

 Exhibit
 Number  Description
 ------- ---------------------------------------------------------------------
 10.35*  The Burlington Northern and Santa Fe Railway Company Severance Plan.
         Incorporated by reference to Exhibit 10.36 to BNSF's Report on Form
         10-K for the fiscal year ended December 31, 1997.
 10.36*  Burlington Northern Santa Fe 1999 Stock Incentive Plan. Incorporated
         by reference to Appendix to BNSF's Proxy Statement dated March 8,
         1999.
 10.37*  Form of indemnification agreement dated as of September 17, 1998 between BNSF and directors.
 10.38*  Form of indemnification agreement dated as of September 17, 1998 between BNSF and certain officers.
 12      Computation of Ratio of Earnings to Fixed Charges. Incorporated by
         reference to Exhibit 12 to BNSF's Current Report on Form 8-K/A (Date
         of earliest event reported: February 8, 1999).
 13      1998 Annual Report to Shareholders of BNSF (Consolidated Financial
         Highlights on page 1, and pages 15-40, only.)
 21      Subsidiaries of BNSF.
 23      Consent of PricewaterhouseCoopers LLP.
 24      Power of Attorney
 27.1    Financial Data Schedule (for the year ended December 31, 1998).
 27.2    Financial Data Schedule (restated for the quarter ended March 31,
         1998).
 27.3    Financial Data Schedule (restated for the quarter ended June 30,
         1998).
 27.4    Financial Data Schedule (restated for the quarter ended September 30,
         1998).
 27.5    Financial Data Schedule (restated for the year ended December 31,
         1997).
 27.6    Financial Data Schedule (restated for the quarter ended March 31,
         1997).
 27.7    Financial Data Schedule (restated for the quarter ended June 30,
         1997).
 27.8    Financial Data Schedule (restated for the quarter ended September 30,
         1997).
 27.9    Financial Data Schedule (restated for the year ended December 31,
         1996).

--------
* Management contract or compensatory plan or arrangement.