Form 10-K/A
period 1998-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 1999-04-13
CIK 934612

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___
                                                  ---

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

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Common Stock, $0.01 par value, 470,373,788 shares outstanding as of February 26, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the documents from which parts thereof have been incorporated by reference and the part of the Form 10-K into which such information is incorporated:

  Annual Report to Shareholders for the fiscal year ended
    December 31, 1998..........................................................  PARTS I, II, AND IV
  Proxy Statement dated March 8, 1999..........................................             PART III

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

                                                              At December 31,
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

   The above table does not include expenditures for equipment financed through operating leases (principally, locomotives and rolling stock). BNSF's planned 1999 cash capital expenditures approximate $2.1 billion, although up to $200 million primarily related to expansion projects may be deferred beyond 1999. Approximately $1.3 billion of total expenditures will be for maintenance of business activities, primarily consisting of expenditures to maintain BNSF's track, signals, bridges and tunnels, and to overhaul locomotives and freight cars. The remainder will be spent on terminal and line expansions and other projects, and on approximately $335 million of new locomotive acquisitions. In addition to the capital expenditures on new locomotives, BNSF Railway expects to acquire approximately $400 million of new locomotives through long-term operating leases in 1999.

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

                                          Burlington Northern Santa Fe
                                           Corporation

                                                /s/ Thomas N. Hund
                                          By: _________________________________

                                                    Thomas N. Hund

                                            Vice President and Controller


Dated: April 9, 1999

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

                             INDEX OF EXHIBITS

 Exhibit
 Number  Description
 ------- --------------------------------------
 23      Consent of PricewaterhouseCoopers LLP.