Form 10-Q
period 1999-03-31
BURLINGTON NORTHERN SANTA FE CORP
filed 1999-05-17
CIK 934612

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Shares
        Class                                   Outstanding at April 30, 1999
        -----                                   -----------------------------

Common stock, $.01 par value                           469,860,919 shares

                          PART I FINANCIAL INFORMATION



Item 1.  Financial Statements


           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (Dollars In Millions, Except Per Share Data)
                                  (Unaudited)


                                    Three Months Ended
                                         March 31,
                                   ----------------------
                                   1999              1998
                                   ----              ----
Revenues                         $2,190            $2,148
Operating expenses:
  Compensation and benefits         690               702
  Purchased services                236               217
  Depreciation and amortization     219               202
  Equipment rents                   193               191
  Fuel                              165               181
  Materials and other               207               208
                                 ------            ------
    Total operating expenses      1,710             1,701
                                 ======            ======

Operating income                    480               447
Interest expense                     94                88
Other income (expense), net          (9)               77
                                 ------            ------

Income before income taxes          377               436
Income tax expense                  141               171
                                 ------            ------

Net income                       $  236            $  265
                                 ======            ======

Earnings per share:
  Basic                          $ 0.50            $ 0.56
                                 ======            ======
  Diluted                        $ 0.50            $ 0.56
                                 ======            ======

Average shares (in millions):
  Basic                           469.3             469.1
  Dilutive effect of
   stock options                    5.4               6.2
                                 ------            ------
  Diluted                         474.7             475.3
                                 ======            ======

Dividends declared per share     $ 0.12            $ 0.10

See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  (Shares in thousands. Dollars in millions.)
                                  (Unaudited)




                                                March 31,        December 31,
                                                  1999              1998
                                                ---------        ------------
ASSETS

Current assets:
  Cash and cash equivalents                       $    19             $    25
  Accounts receivable, net                            555                 594
  Materials and supplies                              247                 244
  Current portion of deferred income taxes            306                 335
  Other current assets                                 34                  34
                                                  -------             -------
    Total current assets                            1,161               1,232

Property and equipment, net                        20,830              20,662
Other assets                                        1,019                 822
                                                  -------             -------
      Total assets                                $23,010             $22,716
                                                  =======             =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current
   liabilities                                    $ 1,873              $ 1,955
  Long-term debt due within one year                  302                  268
                                                  -------              -------
      Total current liabilities                     2,175                2,223

Long-term debt and commercial paper                 5,416                5,188
Deferred income taxes                               5,706                5,662
Casualty and environmental liabilities                390                  389
Employee merger and separation costs                  387                  409
Other liabilities                                   1,023                1,075
                                                  -------              -------
      Total liabilities                            15,097               14,946
                                                  -------              -------

Commitments and contingencies (See notes 4 and 5)

Stockholders' equity:
 Common stock, $.01 par value, 600,000
  shares authorized; 480,066 shares and
  477,436 shares issued, respectively                   5                    5
 Additional paid-in capital                         5,249                5,177
 Retained earnings                                  2,991                2,811
 Treasury stock, at cost, 10,185 shares
  and 6,961 shares, respectively                     (323)                (213)
  Accumulated other comprehensive deficit              (8)                  (8)
  Other                                                (1)                  (2)
                                                  -------              -------
    Total stockholders' equity                      7,913                7,770
                                                  -------              -------
    Total liabilities and stockholders' equity    $23,010              $22,716
                                                  =======              =======

See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)




                                                     Three Months Ended
                                                           March 31,
                                                     ------------------
                                                      1999        1998
                                                     -----        -----
Operating Activities:
 Net income                                          $ 236        $ 265
 Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                        219          202
  Deferred income taxes                                 74           28
  Employee merger and separation costs paid            (24)         (30)
  Other, net                                           (65)         (31)
  Changes in current assets and liabilities:
    Accounts receivable                                 39           65
    Materials and supplies                              (3)          (8)
    Other current assets                                 -          (20)
    Accounts payable and other current liabilities     (68)         (10)
                                                     -----        -----
Net cash provided by operating activities              408          461
                                                     -----        -----

Investing Activities:
 Capital expenditures                                 (373)        (366)
 Other, net                                           (196)         (82)
                                                     -----        -----
Net cash used for investing activities                (569)        (448)
                                                     -----        -----

Financing Activities:
 Net decrease in commercial paper
 and bank borrowings                                  (107)        (122)
 Proceeds from issuance of long-term debt              404          127
 Payments on long-term debt                            (31)         (26)
 Dividends paid                                        (56)         (47)
 Proceeds from stock options exercised                  43           63
 Purchase of BNSF common stock                        (100)          (6)
 Other, net                                              2            -
                                                     -----        -----
Net cash provided by (used for)
 financing activities                                  155          (11)
                                                     -----       ------

Increase (decrease) in cash and cash equivalents        (6)           2
Cash and cash equivalents:
 Beginning of period                                    25           31
                                                     -----        -----
 End of period                                       $  19        $  33
                                                     =====        =====

Supplemental cash flow information:
  Interest paid, net of amounts capitalized          $  97        $  92
  Income taxes paid (refunded), net                      7           (1)


See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   ACCOUNTING POLICIES AND INTERIM RESULTS

The consolidated financial statements should be read in conjunction with the Burlington Northern Santa Fe Corporation Annual Report on Form 10-K for the year ended December 31, 1998, as amended, including the financial statements and notes thereto incorporated by reference from the Registrant's 1998 Annual Report to Shareholders. The consolidated financial statements include the accounts of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries, all of which are separate legal entities (collectively, BNSF or Company). BNSF was incorporated in Delaware on December 16, 1994. The Company's principal operating subsidiary is The Burlington Northern and Santa Fe Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of March 31, 1999 and December 31, 1998 and the consolidated results of operations for the three month periods ended March 31, 1999 and 1998 have been included. For the three month periods ended March 31, 1999 and 1998, the Company's comprehensive income was equal to net income.

Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.   DEBT

In February 1999, the Company filed a new shelf registration statement that became effective in March 1999 for the issuance of debt securities, including medium-term notes, which may be issued in one or more series at an aggregate offering price not to exceed $750 million. Additionally, in February 1999, prior to the effective date of the new shelf registration, the Company amended its March 1998 shelf registration to combine it with the February 1999 shelf registration. Subsequently, the Company had $1.1 billion of borrowing capacity available under its shelf registration statement.

In March 1999, BNSF issued $200 million of 6.125 percent notes due March 2009 and $200 million of 6.75 percent debentures due March 2029 under the February 1999 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of commercial paper.

On April 29, 1999, the holder of a call option on $200 million of the Company's puttable reset debentures due 2029 exercised the call option. As a result, on May 13, 1999, the holder repurchased the debentures which were subsequently resold to investors. The interest rate on the debentures was reset to a fixed interest rate of 7.082 percent. The Company did not receive any proceeds from the resale of these debentures; however, the resale of these debentures reduced the amount available for borrowing under the Company's February 1999 shelf registration statement to $500 million.

3.   EMPLOYEE MERGER AND SEPARATION COSTS

Current and long-term employee merger and separation liabilities totaling $450 million are included in the consolidated balance sheet at March 31, 1999, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. During the first three months of 1999, the Company made employee merger and separation payments of $24 million.

Liabilities related to the consolidation of clerical functions are paid to affected employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employees' separation or retirement. Liabilities principally related to certain remaining non-union employee severances will be paid over the next several years based on deferral elections made by affected employees. At March 31, 1999, $63 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

4.   ENVIRONMENTAL AND OTHER CONTINGENCIES

The Company's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF's operating procedures include practices to protect the environment from the risks inherent in railroad operations, which include transporting chemicals and other hazardous materials. Additionally, many of BNSF's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNSF has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 32 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

BNSF is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 400 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $8 million during the first three months of 1999 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has accruals of approximately $191 million for remediation and restoration of all known sites. BNSF anticipates that the majority of the accrued costs at March 31, 1999, will be paid over the next five years. No individual site is considered to be material.

Liabilities recorded for environmental costs represent BNSF's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF's consolidated financial position or liquidity.

The railroad industry, including BNSF Railway, is subject to future requirements regulating air emissions from diesel locomotives. Final regulations applicable to new and rebuilt locomotive engines were promulgated by the United States Environmental Protection Agency (EPA) and became effective June 15, 1998. The new standards will be phased in between 2000 and 2005. BNSF Railway has evaluated compliance requirements and associated costs and believes the costs will not be material in any given year. BNSF Railway has also entered into agreements with the

California State Air Resources Board and the EPA regarding a program to reduce emissions in Southern California through accelerated deployment of locomotives which comply with the federal standards.

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

5.  HEDGING ACTIVITIES AND OTHER COMMITMENTS

FUEL

During the past three years, fuel expenses approximated 11 percent of total operating expenses. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has established a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes. However, to the extent the Company hedges portions of its fuel purchases, it will not realize the impact of decreases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on annualized fuel consumption during the first three months of 1999 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

As of March 31, 1999, BNSF had entered into fuel swaps for approximately 1,550 million gallons at an average price of approximately 49 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

Currently, BNSF's fuel hedging program covers approximately 76 percent of estimated fuel purchases for the remaining nine months of 1999, and approximately 40 percent, 22 percent and 7 percent of estimated annual and quarterly fuel purchases for 2000, 2001, and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized losses from BNSF's fuel swap transactions were approximately $129 million as of March 31, 1999, of which $58 million relates to swap transactions that will expire in 1999. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

INTEREST RATE

During March 1999, at the time of issuing $400 million of debt as discussed in
Note 2, the Company closed out a $100 million treasury lock transaction at a gain of approximately $8 million which has been deferred and is being amortized to interest expense over the life of the debt.

As of March 31, 1999, the Company has outstanding remaining treasury lock transactions, based on the 10-year and 30-year U.S. treasury rates, totaling $200 million and $200 million, respectively. The 10-year and 30-year treasury lock transactions have average interest rates of approximately 4.6 percent and
5.0 percent, respectively, and expire between 2000 and 2001. Unrecognized gains on the treasury lock transactions were approximately $33 million as of March 31, 1999.

6.  SHARE REPURCHASE PROGRAM

During the first three months of 1999, the Company repurchased approximately 3 million shares of its common stock at an average price of $33.79 per share under the Company's share repurchase program.

Since March 31, 1999, the Company repurchased approximately 2.7 million shares of its common stock at an average price of $34.41 per share. Since commencing its share repurchase program in January 1998, the Company has repurchased 10.7 million shares at an average cost of $32.54 per share through May 13, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis relates to the financial condition and results of operations of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively BNSF, Registrant or Company). The principal operating subsidiary of BNSF is The Burlington Northern and Santa Fe Railway Company (BNSF Railway). All earnings per share information is stated on a diluted basis.

Results of Operations
---------------------

Three months ended March 31, 1999 compared with three months ended March 31,
1998

BNSF recorded net income for the first quarter of 1999 of $236 million ($0.50 per share), compared with first quarter 1998 net income of $265 million ($0.56 per share). The decrease in net income is primarily due to a $67 million pre-tax gain ($32 million after-tax or $0.07 per share) on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. recorded in the first quarter of 1998. Excluding the after-tax gain on the pipelines sale, BNSF's net income and earnings per share increased $3 million, or $0.01 per share from 1998.

Revenues

The following table presents BNSF's revenue information by commodity for the three months ended March 31, 1999 and 1998 and includes certain reclassifications of prior year information to conform to current year presentation:

                                                                                            Average Revenue
                                        Revenues                   Cars/Units                Per Car/Unit
                               ------------------------    -------------------------   -------------------------
                                   1999          1998          1999          1998          1999          1998
                               ----------    ----------    -----------   ----------    -----------   -----------
                                     (In Millions)              (In Thousands)
Intermodal                       $  583        $  562            745          703         $  783        $  799
Coal                                566           559            527          510          1,074         1,096
Commercial Products                 280           275            176          171          1,591         1,608
Agricultural Commodities            262           279            141          148          1,858         1,885
Chemicals                           208           201            123          122          1,691         1,648
Industrial Products                 174           180            151          150          1,152         1,200
Automotive                          108            92             63           58          1,714         1,586
                                 ------        ------         ------       ------         ------        ------
Total Freight Revenues            2,181         2,148          1,926        1,862         $1,132        $1,154
                                                              ======       ======         ======        ======
Other Revenues                        9             -
                                 ------        ------
Total Operating Revenues         $2,190        $2,148
                                 ======        ======

Total revenues for first quarter of 1999 were $2,190 million or 2 percent higher compared with revenues of $2,148 million for the first quarter of 1998. The increase primarily reflects increases in the intermodal, coal, chemicals, commercial products, and automotive sectors, partially offset by lower agricultural commodities and industrial products revenues. Average revenue per car/unit decreased in the first quarter of 1999 to $1,132 from $1,154 in the first quarter of 1998.

Intermodal revenues of $583 million for the first quarter of 1999 increased $21 million or 4 percent reflecting increases in the direct marketing and international sectors. Direct marketing revenues benefited from increased units shipped for UPS, less than truckload (LTL) customers and the United States Postal Service. International revenues were up due to new business established with Sealand, NYK, Maersk and K-Line.

Coal revenues of $566 million for the first quarter of 1999 increased $7 million or 1 percent primarily due to continued strong demand for Powder River Basin coal and favorable weather conditions.

Commercial products revenues of $280 million for the first quarter of 1999 were $5 million or 2 percent higher than the first quarter of 1998 primarily due to increased inland lumber shipments and volume increases in bulk foods due to an increase in beet and corn syrup shipments.

Agricultural commodities revenues of $262 million for the first quarter of 1999 were $17 million or 6 percent lower than revenues for the first quarter of 1998 due to poor northern wheat exports, partially offset by increased Pacific Northwest corn exports.

Chemicals revenues of $208 million for the first quarter of 1999 were $7 million or 3 percent higher than the first quarter of 1998 primarily due to increases in fertilizer, petroleum products and plastics revenues.

Industrial products revenues of $174 million for the first quarter of 1999 were $6 million or 3 percent lower than the first quarter of 1998. Weaknesses in steel products, resulting from increased steel imports, and weaknesses in clay markets, due to reductions in clay used in oil and gas drilling as a result of the continued decline in oil prices and U.S. rig counts, contributed to the decrease. These decreases were partially offset by strength in cement and sodium compounds.

Automotive revenues of $108 million for the first quarter of 1999 were $16 million or 17 percent higher than the first quarter of 1998 reflecting increases in vehicle volumes for GM, Ford and Nissan, and increases in parts revenues due to strength in Ford loadings.

Expenses

Total operating expenses for the first quarter of 1999 were $1,710 million, an increase of $9 million or 1 percent, over 1998 despite a 3 percent increase in cars and units handled. The operating ratio improved to 78.1 percent for the first quarter of 1999, compared with a 79.2 percent operating ratio for the first quarter 1998.

Compensation and benefits expenses of $690 million were $12 million or 2 percent lower than the first quarter of 1998 primarily due to lower employment levels and lower incentive compensation expense.

Purchased services of $236 million for the first quarter of 1999 were $19 million or 9 percent higher than the first quarter of 1998 principally due to increased equipment maintenance costs and higher ramping costs related to increased intermodal volumes.

Equipment rents expenses for the first quarter of 1999 of $193 million were $2 million or 1 percent higher than the first quarter of 1998 reflecting higher leased equipment expense.

Fuel expenses of $165 million for the first quarter of 1999 were $16 million or 9 percent lower than the first quarter of 1998, as a result of a 7 cent or 11 percent decrease in the average all-in cost per gallon of diesel fuel, partially offset by a 2 percent volume driven increase in consumption from 288 million to 293 million gallons. The decrease in the average all-in cost per gallon of diesel fuel includes a 15 cent decrease in the average purchase price, partially offset by losses related to the Company's fuel hedging.

Materials and other expenses of $207 million for the first quarter of 1999 were slightly lower than the first quarter of 1998 principally reflecting lower maintenance of way expenses and locomotive overhaul expenses, partially offset by higher personal injury and casualties expenses.

Interest expense of $94 million for the first quarter of 1999 was $6 million or 7 percent higher than in the first quarter of 1998, reflecting higher debt levels which increased to $5,718 million at March 31, 1999 from $5,266 million at March 31, 1998.

Other income (expense), net was unfavorable $86 million compared to first quarter 1998 due to the $67 million pre-tax gain on the pipeline partnership sale in the first quarter of 1998, and the first quarter 1998 included gains of $18 million from the sale of a real estate portfolio.

Capital Resources and Liquidity
-------------------------------

Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, or leasing of assets.

BNSF issues commercial paper from time to time, which is supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $425 million on a short-term basis and $1.5 billion on a long-term basis. Annual facility fees are currently 0.075 percent and 0.09 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon i) LIBOR plus a spread based upon BNSF's senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The commitments of the lenders under the short-term agreement are scheduled to expire on June 15, 1999. The commitments of the lenders under the long-term agreement are scheduled to expire on November 12, 2002.

At March 31, 1999, there were no borrowings against the revolving credit agreements and the maturity value of commercial paper outstanding was $392 million, leaving a total remaining capacity of $1,108 million available under the long-term revolving credit agreement and $425 million available under the short-term credit agreement.

OPERATING ACTIVITIES

Net cash provided by operating activities was $408 million for the three months ended March 31, 1999, compared with $461 million for the three months ended March 31, 1998. The decrease in cash from operations was primarily due to an increase in cash used for working capital reflecting the timing of payments.

INVESTING ACTIVITIES

Net cash used for investing activities for the three months ended March 31, 1999, was $569 million comprised of $373 million in capital expenditures, as discussed below, and $196 million of other investing activities that primarily reflects the temporary acquisition of equipment which will ultimately be sold and leased back through operating leases.

BNSF reduced planned 1999 cash capital expenditures by approximately $200 million to $1.9 billion. The reductions primarily relate to various expansion projects that will be deferred beyond 1999.

A breakdown of cash capital expenditures for the three months ended March 31, 1999 and 1998, is set forth in the following table (in millions):

     Three Months Ended March 31,           1999               1998
     -----------------------------    ----------------------------------
     Maintenance of Way                    $ 139              $ 201
     Equipment                               168                 73
     Expansion Projects                       41                 76
     Other                                    25                 16
     -----------------------------         -----              -----
     Total                                 $ 373              $ 366
     -----------------------------         =====              =====

Maintenance of Way expenditures for 1999 decreased primarily due to timing of scheduled projects. Equipment expenditures increased in 1999 reflecting higher locomotive purchases. Expansion Project expenditures, principally relating to double and triple tracking of main line track, decreased primarily due to the reduced capital plan and timing of scheduled projects.

Through March 31, 1999, BNSF has acquired 132 of the 476 locomotives it has committed to acquire in 1999. Remaining locomotive commitments will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used will depend upon the current market conditions at the time of financing.

FINANCING ACTIVITIES

Net cash provided by financing activities during the first three months of 1999 was $155 million, primarily related to net proceeds from total debt of $266 million and proceeds from stock options exercised of $43 million, partially offset by common stock repurchases of $100 million and dividend payments of $56 million.

In February 1999, the Company filed a new shelf registration statement that became effective in March 1999 for the issuance of debt securities, including medium-term notes, which may be issued in one or more series at an aggregate offering price not to exceed $750 million. Additionally, in February 1999, prior to the effective date of the new shelf registration, the Company amended its March 1998 shelf registration to combine it with the February 1999 shelf registration. Subsequently, the Company had $1.1 billion of borrowing capacity available under its shelf registration statement.

In March 1999, BNSF issued $200 million of 6.125 percent notes due March 2009 and $200 million of 6.75 percent debentures due March 2029 under the February 1999 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of commercial paper.

During March 1999, at the time of issuing $400 million of debt as discussed above, the Company closed out a $100 million treasury lock transaction at a gain of approximately $8 million which has been deferred and is being amortized to interest expense over the life of the debt.

On April 29, 1999, the holder of a call option on $200 million of the Company's puttable reset debentures due 2029 exercised the call option. As a result, on May 13, 1999, the holder repurchased the debentures which were subsequently resold to investors. The interest rate on the debentures was reset to a fixed interest rate of 7.082 percent. The Company did not receive any proceeds from the resale of these debentures; however, the resale of these debentures reduced the amount available for borrowing under the Company's February 1999 shelf registration statement to $500 million.

BNSF's ratio of total debt to total capital was 41.9 percent and 41.3 percent at March 31, 1999 and December 31, 1998, respectively.

During the first three months of 1999, the Company repurchased approximately 3 million shares of its common stock at an average price of $33.79 per share. Since commencing its share repurchase program in January 1998, the Company has repurchased 10.7 million shares at an average cost of $32.54 per share through May 13, 1999. Repurchased shares are available to satisfy future requirements of various stock-based employee compensation programs. In evaluating the timing of share repurchases, management considers many factors including, among other things, economic, market and business conditions and outlook, alternative uses of cash and debt, balance sheet ratios, and stockholder returns. In connection with its share repurchase program, BNSF sold equity put options in April 1999 for 0.1 million shares of BNSF common stock to an independent third party and received cash proceeds of $0.1 million. The option contract has an exercise price of $29.00 per share with an expiration date of October 12, 1999.

DIVIDENDS

Common stock dividends declared for the three months ended March 31, 1999 and 1998 were $0.12 and $0.10 per share, respectively. Dividends paid on common stock during the first three months of 1999 and 1998 were $56 million and $47 million, respectively. On January 21, 1999, the Board of Directors declared a regular quarterly common stock dividend of 12 cents per share upon its outstanding shares of common stock, $0.01 par value, payable April 1, 1999, to shareholders of record on March 10, 1999.


OTHER MATTERS
-------------

YEAR 2000

BACKGROUND

The Company has established a committee of managers and employees, chaired by the Company's Chief Information Officer, to evaluate and manage the costs and risks associated with becoming Year 2000 compliant and to minimize the impact of the Year 2000 problem on the Company. Because many existing computer programs and microprocessors recognize only the last two digits of years (and not the century designation), they may be unable to accurately recognize and process dates beyond December 31, 1999, and consequently may fail or produce erroneous data. The Year 2000 problem may adversely affect the Company's operations and financial performance if its remediation efforts are not successfully implemented or if the railroads with which the Company connects, critical customers or suppliers fail to become Year 2000 compliant.

STATE OF READINESS

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

Following this systems integration, BNSF adopted a three-phase approach to Year 2000: Inventory and Assessment; Remediation; and Certification Testing. Separate teams address technologies administered or maintained by the Information Systems Services department (ISS technologies) and other enterprise-wide products and technologies used by the Company, including embedded microprocessor technology (Enterprise technologies). BNSF has completed the Inventory and Assessment phase for both ISS and Enterprise technologies. During this phase, BNSF Inventoried all ISS-administered source code, hardware, software and communications equipment that could be affected by the Year 2000 problem, and identified items potentially needing remediation. In addition, the Enterprise team completed a company-wide audit of Enterprise technologies and associated suppliers and service providers for potential Year 2000 problems.

The Remediation phase is more than 90 percent complete. Remediation includes converting source code and replacing or upgrading purchased software and hardware. Remediation is substantially complete for ISS technologies and is expected to be completed by July 1999 for Enterprise technologies.

The Certification Testing phase includes validating the performance of ISS and Enterprise technologies in a Year 2000 test environment. The Certification testing phase also includes validating year 2000 compliance for critical third party suppliers and service providers. This phase, which is ongoing, overlaps with the Remediation phase. Certification testing for ISS technologies began in November 1998, with critical applications receiving priority, and is 50 percent complete; testing for all applications is scheduled for completion by the end of September 1999. Certification testing of all critical Enterprise technologies began in May 1998 and is scheduled for completion in May 1999; testing for non-critical Enterprise technologies is scheduled for completion by July 1999.

COSTS

As a result of its merger-related systems integration that was completed in 1997, BNSF achieved substantial Year 2000 compliance on its core mainframe systems. In addition, spending on Year 2000 activities approximates $11 million to date. Currently, the total cost of achieving Year 2000 compliance for the Company's ISS and Enterprise technologies is estimated to be approximately $20 million.

YEAR 2000 RISKS AND CONTINGENCY PLANS

Certain BNSF business processes rely on third parties for the efficient functioning of its transportation network. The Association of American Railroads
(AAR) administers systems that benefit all North American railroads and their customers, including interline settlement, shipment tracing and waybill processing. BNSF and other AAR-member railroads are participating in a process to test and certify these systems for Year 2000 compliance. The AAR expects that these systems will be compliant and pilot tested by specific carriers by July 1999, with open carrier testing conducted promptly thereafter. BNSF has developed contingency plans for critical business processes supported by AAR systems.

Certain BNSF routes and resulting revenues are dependent on the use of trackage rights over other railroads, including UP, Montana Rail Link and the Arizona and California Railroad. Other BNSF traffic may originate or terminate on other carriers' lines or may otherwise involve use of a foreign connection en route. Approximately 60 percent of units handled by BNSF run over BNSF facilities only. BNSF's traffic levels and revenues could be significantly reduced and/or its operational network significantly impaired through congestion and other factors if other railroads are not able to accommodate BNSF trains or interchange traffic for any extended period of time due to Year 2000 problems. However, as a result of its work with other railroads to address Year 2000 problems on an industry-wide basis, management believes that the possibility of extended failures on other railroads is not significant. At present, the Company is in the process of determining which of its larger customers may have Year 2000 problems that could result in reduced traffic for the Company.

It is the opinion of management that Year 2000 problems in BNSF's internal information systems and technology infrastructure will not have a materially adverse effect on the results of operations, liquidity or financial position of the Company. However, there can be no assurance that the systems or equipment of other parties which interact with BNSF's systems will be compliant on a timely basis. BNSF believes that the failure of systems or equipment of one or more of its key third parties or customers is the most reasonably likely worst case Year 2000 scenario, and that an extended failure could have a material adverse effect on the results of operations, liquidity or financial position of the Company. Where appropriate, BNSF continues to develop contingency plans in the event that BNSF's key third parties do not become Year 2000 compliant on a timely basis, which effort includes the formalization of existing disaster recovery plans.

FORWARD LOOKING INFORMATION

The Year 2000 discussion above contains forward-looking statements, including those concerning the Company's plans and estimated completion dates, cost estimates, assessments of Year 2000 readiness of BNSF Railway and third parties, and possible consequences of any failure on the part of the Company or third parties to be Year 2000 compliant on a timely basis. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such factors include, but are not limited to, the following: continued availability of qualified personnel to assess, remediate, and test ISS and Enterprise technologies at current estimated costs; emergence of unforeseen software or hardware problems, including where applications interact with each other in ways not anticipated, which could delay or hinder commercial transactions or other operations; the ability to locate and remediate Year 2000 problems with software source code and embedded computer chips in equipment; the failure, in whole or in part, of other railroads or AAR-supported systems to be Year 2000 compliant; the Year 2000 compliance of its business partners and customers and reduced traffic levels due to their failure, in whole or part, to be Year 2000 compliant; business interruption due to delays in obtaining supplies, parts, or equipment from key vendors or suppliers that are affected by Year 2000 problems; the ripple effect of Year 2000-related failures in industries supporting the nation's basic infrastructure, including fuel vendors and pipelines, gas, electric, and water utilities, communications companies, banks and financial institutions, and highway, water, and air transportation systems; and any significant downturn in the general economy, and adverse industry-specific economic conditions at the international, national, and regional levels, wholly or partially caused by Year 2000 problems.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for the Company's fiscal year 2000; however, early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability or an unrecognized firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income to the extent it offsets changes in the cash flows related to the variable rate asset, liability or forecasted transaction, with the difference reported in current period earnings. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

The Company is currently evaluating SFAS No. 133 and whether it will adopt this pronouncement prior to the effective date. Based on interest rate and fuel hedging instruments outstanding at March 31, 1999, and previously deferred losses from past interest rate hedging transactions, all of which are cash-flow hedge transactions, the Company currently estimates that the impact of SFAS No. 133 would result in a net-of-tax cumulative-effect charge to accumulated other comprehensive deficit of approximately $85 million if adopted March 31, 1999. The Company is presently evaluating the impact SFAS No. 133 will have on its ongoing results of operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments which inherently have some degree of market risk. The qualitative and quantitative information presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 1998 Annual Report to Shareholders and in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, describes significant aspects of BNSF's financial instrument programs which have material market risk. Presented below is updated quantitative information for those programs that have changed significantly from the information reported in BNSF's Form 10-K for the year ended December 31, 1998.

COMMODITY PRICE SENSITIVITY

As discussed in Note 5 to the Company's consolidated financial statements, BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of March 31, 1999. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.


                                                                        March 31, 1999
                                         -------------------------------------------------------------------------
                                                         Maturity Date
                                         --------------------------------------------                      Fair
                                          1999         2000         2001         2002       Total        Value (1)
                                         -----        -----        -----        -----      ------        ---------
Diesel Fuel Swaps:
    Gallons (in millions)                  681          491          277          101       1,550            $(129)
    Weighted average price per
      gallon                             $0.48        $0.50        $0.49        $0.50       $0.49                -

(1) Represents unrecognized loss (in millions) based on the price of Gulf Coast #2 heating oil.

TREASURY LOCK TRANSACTIONS

In anticipation of future debt issuances, BNSF has entered into treasury lock transactions, based on the 10-year and 30-year U.S. treasury rates, as reflected in the following table as of March 31, 1999.

                                                      March 31, 1999
                                         --------------------------------------
                                         Maturity Date
                                         -------------
                                                                        Fair
                                         2000    2001     Total       Value (1)
                                         ----    ----     -----       ---------
Fixed Rate Treasury Locks (in millions)  $200    $200      $400          $33
Average Pay Rate                         4.80%   4.84%     4.82%           -

(1) Represents unrecognized gains (in millions).

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES



                          PART II  OTHER INFORMATION


Item 1. Legal Proceedings


     Reference is made to the discussion in the Company's Form 10-K for the year ended December 31, 1998, as amended, of the environmental proceeding with respect to former railcar cleaning activities conducted by independent contractors hired by BNSF Railway's predecessors at a rail siding near Cherryville, Missouri. The consent judgment in the State of Missouri was entered on April 28, 1999, by the Crawford County Circuit Court (State of Missouri v. The Burlington Northern and Santa Fe Railway Company, C.V. 199-191-C), and this matter is now considered terminated.


Item 4. Submission of Matters to a Vote of Security Holders

     At the April 15, 1999, annual meeting of stockholders, the Company's stockholders elected 15 directors, each for a one-year term, and voted on one Company proposal, and on one stockholder proposal raised from the floor at the meeting.

     Election of Fifteen Directors
     -----------------------------


     The Stockholders elected the Company's fifteen nominees to the fifteen director positions by the vote shown below; four stockholder nominees received the votes shown below but were not elected:

     Nominees (Elected*)          Votes For    Withheld
     --------------------         ---------    --------
     Joseph F. Alibrandi*        400,019,066    2,663,858
     Jack S. Blanton*            400,199,754    2,482,170
     John J. Burns, Jr.*         400,370,565    2,312,359
     George Deukmejian*          397,228,371    5,454,553
     Robert D. Krebs*            399,984,430    2,698,494
     Bill M. Lindig*             400,475,012    2,207,912
     Vilma S. Martinez*          400,358,616    2,324,308
     Roy S. Roberts*             400,455,944    2,226,980
     Marc J. Shapiro*            400,424,140    2,258,784
     Arnold R. Weber*            400,304,359    2,378,565
     Robert H. West*             400,402,893    2,280,031
     J. Steven Whisler*          400,440,944    2,241,980
     Edward E. Whitacre, Jr.*    400,433,878    2,249,046
     Ronald B. Woodard*          400,430,786    2,252,138
     Michael B. Yanney*          400,374,471    2,308,453
     Darla Ann Purdy                     594  402,682,330
     William S. Purdy                    594  402,682,330
     Lanee Marie Purdy                   594  402,682,330
     Howard W. Morgan                    685  402,682,239


     Company Proposal
     ----------------


     The stockholders approved a Company proposal for approval of the Burlington Northern Santa Fe 1999 Stock Incentive Plan by the following vote:

     For                 368,740,296
     Against              31,440,969
     Abstentions           2,502,253
     Broker Non-Votes              0

     Stockholder Proposal
     --------------------


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

     For                         594
     Against             402,682,924
     Abstentions                   0
     Broker Non-Votes              0


Item 5. Other Information


     On May 6, 1999, the Company announced that Denis E. Springer, Senior Vice President and Chief Financial Officer will be retiring and that Thomas N. Hund, the Company's Vice President and Controller, will be promoted to Senior Vice President and Chief Financial Officer effective August 1, 1999. At that time, Dennis R. Johnson, presently Assistant Vice President and Assistant Controller, will be appointed Vice President and Controller.


Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits

        See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B. Reports on Form 8-K

     The Registrant has filed one Current Report on Form 8-K since those reported in its Annual Report on Form 10-K for the year ended December 31, 1998, as amended:

     On May 7, 1999, the Registrant filed a Current Report on Form 8-K (Date of earliest event reported: April 20, 1999), which referenced under Item 5, Other Events, and filed as exhibits under Item 7, Financial Statements and Exhibits the following: a statement regarding the computation of ratio of earnings to fixed charges (as of March 31, 1999) and the Company's press release concerning its first quarter 1999 earnings (dated April 20, 1999).

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           BURLINGTON NORTHERN SANTA FE CORPORATION
                           (Registrant)



                           By: /s/  Thomas N. Hund
                               -----------------------------------------------
                                    Thomas N. Hund
                               Vice President and Controller
                               (On behalf of the Registrant and as principal
                                accounting officer)



Fort Worth, Texas
May 14, 1999

                   BURLINGTON NORTHERN SANTA FE CORPORATION

                                 Exhibit Index



12        Computation of Ratio of Earnings to Fixed Charges


27.1      Financial Data Schedule for the quarter ended March 31, 1999


27.2      Restated Financial Data Schedule for the year ended December 31, 1998