Form 10-Q
period 1999-06-30
BURLINGTON NORTHERN SANTA FE CORP
filed 1999-08-11
CIK 934612

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 1999



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



                                (817) 333-2000
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares
     Class                                     Outstanding at July 31, 1999
     -----                                     ----------------------------

Common stock, $.01 par value                          464,905,844 shares

                         PART I FINANCIAL INFORMATION



Item 1.  Financial Statements


           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                 (Dollars In Millions, Except Per Share Data)
                                  (Unaudited)

                                                         Three Months Ended                      Six Months Ended
                                                              June 30,                               June 30,
                                                 -----------------------------------    -----------------------------------
                                                      1999               1998                1999                1998
                                                 ---------------    ----------------    ----------------    ---------------
Revenues                                                $2,194              $2,205              $4,384             $4,353
                                                 ---------------    ----------------    ----------------    ---------------

Operating expenses:
  Compensation and benefits                                679                 690               1,369              1,392
  Purchased services                                       236                 219                 472                436
  Depreciation and amortization                            222                 205                 441                407
  Equipment rents                                          181                 203                 374                394
  Fuel                                                     169                 181                 334                362
  Materials and other                                      222                 178                 429                386
  Reorganization costs                                      48                   -                  48                  -
  Merger severance adjustment                              (54)                  -                 (54)                 -
                                                 ---------------    ----------------    ----------------    ---------------
    Total operating expenses                             1,703               1,676               3,413              3,377
                                                 ---------------    ----------------    ----------------    ---------------

Operating income                                           491                 529                 971                976
Interest expense                                            98                  85                 192                173
Other income (expense), net                                (12)                 (4)                (21)                73
                                                 ---------------    ----------------    ----------------    ---------------

Income before income taxes                                 381                 440                 758                876
Income tax expense                                         143                 163                 284                334
                                                 ---------------    ----------------    ----------------    ---------------

Net income                                               $ 238               $ 277               $ 474              $ 542
                                                 ===============    ================    ================    ===============

Earnings per share:
  Basic                                                 $ 0.51              $ 0.59              $ 1.01             $ 1.15
                                                 ===============    ================    ================    ===============
  Diluted                                               $ 0.50              $ 0.58              $ 1.00             $ 1.14
                                                 ===============    ================    ================    ===============

Average shares (in millions):
  Basic                                                  467.5               472.1               468.4              470.6
  Dilutive effect of stock options                         4.0                 6.2                 4.6                6.3
                                                 ---------------    ----------------    ----------------    ---------------
  Diluted                                                471.5               478.3               473.0              476.9
                                                 ===============    ================    ================    ===============

Dividends declared per share                            $ 0.12              $ 0.10              $ 0.24             $ 0.20




See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                  (Shares in thousands. Dollars in millions.)
                                  (Unaudited)


                                                                              June 30,          December 31,
ASSETS                                                                          1999                1998
                                                                           ----------------   ----------------
Current assets:
  Cash and cash equivalents                                                     $     28            $     25
  Accounts receivable, net                                                           486                 594
  Materials and supplies                                                             244                 244
  Current portion of deferred income taxes                                           318                 335
  Other current assets                                                                40                  34
                                                                           ----------------   ----------------
    Total current assets                                                           1,116               1,232

Property and equipment, net                                                       21,183              20,662
Other assets                                                                       1,181                 822
                                                                           ----------------   ----------------
      Total assets                                                              $ 23,480            $ 22,716
                                                                           ================   ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities                                $  1,866            $  1,955
  Long-term debt due within one year                                                 163                 268
                                                                           ----------------   ----------------
      Total current liabilities                                                    2,029               2,223

Long-term debt and commercial paper                                                5,917               5,188
Deferred income taxes                                                              5,812               5,662
Casualty and environmental liabilities                                               417                 389
Employee merger and separation costs                                                 348                 409
Other liabilities                                                                  1,024               1,075
                                                                           ----------------   ----------------
      Total liabilities                                                           15,547              14,946
                                                                           ----------------   ----------------

Commitments and contingencies (See notes 5 and 6)

Stockholders' equity:
  Common stock, $.01 par value, 600,000 shares authorized;
  483,019 shares and 477,436 shares issued, respectively                               5                   5
  Additional paid-in capital                                                       5,327               5,177
  Retained earnings                                                                3,173               2,811
  Treasury stock, at cost, 17,611 shares and 6,961 shares, respectively             (563)               (213)
  Accumulated other comprehensive deficit                                             (8)                 (8)
  Other                                                                               (1)                 (2)
                                                                           ----------------   ----------------
      Total stockholders' equity                                                   7,933               7,770
                                                                           ----------------   ----------------
      Total liabilities and stockholders' equity                                $ 23,480            $ 22,716
                                                                           ================   ================


See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                       -----------------------------
                                                                                          1999             1998
                                                                                       ------------    -------------
Operating Activities:
  Net income                                                                               $ 474            $ 542
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                          441              407
      Deferred income taxes                                                                  167              141
      Employee merger and separation costs paid                                              (40)             (45)
      Other, net                                                                             (65)             (91)
      Changes in current assets and liabilities:
        Accounts receivable                                                                  108               65
        Materials and supplies                                                                 -               (6)
        Other current assets                                                                  (6)             (37)
        Accounts payable and other current liabilities                                       (61)              25
                                                                                       ------------    -------------
Net cash provided by operating activities                                                  1,018            1,001
                                                                                       ------------    -------------

Investing Activities:
  Capital expenditures                                                                      (921)            (952)
  Other, net                                                                                (376)            (240)
                                                                                       ------------    -------------
Net cash used for investing activities                                                    (1,297)          (1,192)
                                                                                       ------------    -------------

Financing Activities:
  Net increase in commercial paper and bank borrowings                                       227               64
  Proceeds from issuance of long-term debt                                                   629              192
  Payments on long-term debt                                                                (227)             (50)
  Dividends paid                                                                            (113)             (94)
  Proceeds from stock options exercised                                                      101               84
  Purchase of BNSF common stock                                                             (334)              (6)
  Other, net                                                                                  (1)               1
                                                                                       ------------    -------------
Net cash provided by financing activities                                                    282              191
                                                                                       ------------    -------------

Increase in cash and cash equivalents                                                          3                -
Cash and cash equivalents:
  Beginning of period                                                                         25               31
                                                                                       ============    =============
  End of period                                                                             $ 28             $ 31
                                                                                       ============    =============

Supplemental cash flow information:
  Interest paid, net of amounts capitalized                                               $  183           $  180
  Income taxes paid, net of refunds                                                           32              141



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


The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of June 30, 1999 and December 31, 1998 and the consolidated results of operations for the three and six month periods ended June 30, 1999 and 1998 have been included. For the three and six month periods ended June 30, 1999 and 1998, the Company's comprehensive income was equal to net income.


Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.


2.  SPECIAL ITEMS


Included in the Statement of Income for the second quarter of 1999 are the following special items:

 . The Company incurred during the quarter $48 million of reorganization costs for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees that were part of the program announced in May 1999 to reduce operating costs. Components of the charge include approximately $29 million relating to estimated severance costs for salaried employees, approximately $16 million for special termination benefits to be received under the Company's retirement and medical plans, and approximately $3 million of costs incurred for relocating approximately 60 salaried employees as a result of the reorganization. The majority of these costs have not been paid out as of June 30, 1999. The program sought to eliminate approximately 400 salaried and 1,000 scheduled (union) positions. Approximately half of the planned reductions were made by June 30, 1999 with substantially all of the 325 salaried employees eliminated through severance and the remainder of the 400 through the elimination of contractors and normal attrition. The remaining union positions will be substantially eliminated during the third quarter of 1999. No significant costs have been or are anticipated to be incurred as a result of eliminating the 1,000 scheduled positions.

 . The Company recorded a $54 million credit for the reversal of certain liabilities associated with its clerical consolidation plan. These liabilities were related to planned work-force reductions that are no longer anticipated due to the Company's ability to utilize a series of job swaps between certain locations to achieve the advantages of functional work consolidation. This change in the clerical consolidation plan was communicated to Company employees in May 1999.

 . The Company accrued an additional $37 million for environmental expense as a result of significant developments at certain sites, primarily related to new information on the extent of contamination and other related developments. None of the sites are individually considered material in relation to the Company's results of operations, financial position or liquidity. These costs are classified as materials and other expenses on the Statement of Income.

On a combined basis, the three items increased operating expenses $31 million in the second quarter of 1999.

3.  DEBT


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


In March 1999, BNSF issued $200 million of 6.125 percent notes due March 2009 and $200 million of 6.75 percent debentures due March 2029 under the February 1999 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of commercial paper. At the time of issuing the $400 million of debt discussed above, the Company closed out a $100 million treasury lock transaction at a gain of approximately $8 million which has been deferred and is being amortized to interest expense over the life of the debt.


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


During the second quarter of 1999, BNSF Railway entered into $212 million of equipment secured debt.


4.  EMPLOYEE MERGER AND SEPARATION COSTS


Current and long-term employee merger and separation liabilities totaling $409 million are included in the consolidated balance sheet at June 30, 1999, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain salaried employee severance costs. During the first six months of 1999, the Company made employee merger and separation payments of $40 million.


As discussed in Note 2: Special Items, during the second quarter, the Company recorded a $29 million liability for estimated severance costs for involuntarily terminated salaried employees and a $54 million credit for the reversal of certain liabilities associated with the clerical consolidation plan.


Liabilities related to the consolidation of clerical functions are paid to affected union employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employee's separation or retirement. Liabilities principally related to certain remaining salaried employee severances will be paid in the form of a lump sum payment or over the next several years based on deferral elections made by affected employees. At June 30, 1999, $61 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.


5.  ENVIRONMENTAL AND OTHER CONTINGENCIES


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


Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when BNSF's liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for clean-up, and historical trend analyses. During the first six months of 1999, BNSF recorded total environmental expense of $56 million, including $37 million of additional expense as a result of significant second quarter developments at certain existing sites, primarily related to new information on the extent of contamination and other related developments.


BNSF is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 400 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $24 million during the first six months of 1999 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has accruals of approximately $217 million for remediation and restoration of all known sites. BNSF anticipates that the majority of the accrued costs at June 30, 1999, will be paid over the next five years. No individual site is considered to be material.


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

6.  HEDGING ACTIVITIES AND OTHER COMMITMENTS


FUEL


During the past three years, fuel expenses approximated 11 percent of total operating expenses. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has established a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on annualized fuel consumption during the first six months of 1999 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis. As of June 30, 1999, BNSF had entered into fuel swaps for approximately 1,323 million gallons at an average price of approximately 49 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.


Currently, BNSF's fuel hedging program covers approximately 78 percent of estimated fuel purchases for the remaining six months of 1999, and approximately 40 percent, 22 percent and 7 percent of estimated annual and quarterly fuel purchases for 2000, 2001, and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized losses from BNSF's fuel swap transactions were approximately $47 million as of June 30, 1999, of which $17 million relates to swap transactions that will expire in 1999. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.


INTEREST RATE


As of June 30, 1999, the Company has outstanding treasury lock transactions, based on the 10-year and 30-year U.S. treasury rates, totaling $200 million and $200 million, respectively. The 10-year and 30-year treasury lock transactions have average interest rates of approximately 4.6 percent and 5.0 percent, respectively, and expire between 2000 and 2001. Unrecognized gains on the treasury lock transactions were approximately $44 million as of June 30, 1999.


7.  SHARE REPURCHASE PROGRAM


During the first six months of 1999, the Company repurchased 10.1 million shares of its common stock at an average price of $33.10 per share under the Company's share repurchase program.


Since June 30, 1999, the Company repurchased 1.3 million shares of its common stock at an average price of $31.74 per share. Since commencing its share repurchase program in January 1998, the Company has repurchased 16.4 million shares at an average cost of $32.28 per share through August 10, 1999. In connection with its share repurchase program, BNSF sold equity put options in April 1999 for 0.1 million shares of BNSF common stock to an independent third party and received cash proceeds of $0.1 million. The option contract has an exercise price of $29.00 per share with an expiration date of October 12, 1999.



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

Results of Operations
---------------------

Three months ended June 30, 1999 compared with three months ended June 30, 1998

BNSF recorded net income for the second quarter of 1999 of $238 million ($0.50 per share), compared with second quarter 1998 net income of $277 million ($0.58 per share). The decrease in net income is primarily due to the Company recording pre-tax special items in 1999 of $48 million ($30 million after-tax or $0.06 per share) and $37 million ($23 million after-tax or $0.05 per share) for reorganization costs and environmental expenses, respectively, partially offset by a $54 million ($34 million after-tax or $0.07 per share) credit for the reversal of liabilities associated with the consolidation of certain clerical work-forces. These special items are further discussed in Note 2: Special Items and in the section Other Matters: Reorganization Costs. Excluding the after-tax effects of the special items, BNSF's adjusted net income was $257 million or $0.54 per share for the second quarter of 1999. The decrease in adjusted net income is primarily due to a small decrease in total revenues, an increase of $13 million in interest expense and an increase in other expense, net as discussed below.


Revenues


The following table presents BNSF's revenue information by commodity for the three months ended June 30, 1999 and 1998 and includes certain reclassifications of prior year information to conform to current year presentation:

                                                                                            Average Revenue
                                            Revenues               Cars/Units                 Per Car/Unit
                                    -----------------------   -----------------------   -----------------------
                                       1999         1998         1999         1998         1999          1998
                                    ----------   ----------   ----------   ----------   ----------   ----------
                                        (In Millions)             (In Thousands)
Carload                             $     642    $     672         450         470      $   1,427    $   1,430
Intermodal                                603          597         765         754            788          792
Coal                                      543          554         514         513          1,056        1,080
Agricultural Commodities                  287          275         158         154          1,816        1,786
Automotive                                112          101          63          60          1,778        1,683
                                    ----------   ----------   ----------   ----------   ----------   ----------
Total Freight Revenues                  2,187        2,199       1,950       1,951      $   1,122    $   1,127
                                                              ==========   ==========   ==========   ==========
Other Revenues                              7            6
                                    ----------   ----------
Total Operating Revenues            $   2,194   $    2,205
                                    ==========   ==========


Total revenues of $2,194 million for the second quarter of 1999 were $11 million or slightly lower than revenues of $2,205 million for the second quarter of 1998. The decrease primarily reflects decreases in the carload and coal sectors, partially offset by higher intermodal, agricultural commodities and automotive revenues.


Carload revenues of $642 million for the second quarter of 1999 were $30 million or 4 percent lower than the second quarter of 1998 due to decreases in the chemicals, metals, and minerals and machinery sectors, partially offset by increased forest product revenues. Weaknesses in the chemicals sector due to soft fertilizer markets and weaknesses in the metals sector due to increased steel imports and a decrease in special train movements of heavy machinery for Boeing contributed to the decrease. These decreases were partially offset by increased inland shipments of forest products.

Intermodal revenues of $603 million for the second quarter of 1999 increased $6 million or 1 percent reflecting increases in the direct marketing and international sectors. Direct marketing revenues benefited from increased units shipped for UPS, less than truckload (LTL) customers and the United States Postal Service. International revenues were up due to new business established with Sealand, NYK, Maersk and K-Line.


Coal revenues of $543 million for the second quarter of 1999 decreased $11 million or 2 percent primarily due to traffic congestion in the Powder River Basin and operating difficulties at two utility plants in early 1999, which resulted in plant closures during the second quarter.


Agricultural commodities revenues of $287 million for the second quarter of 1999 were $12 million or 4 percent higher than revenues for the second quarter of 1998 due primarily to increased Pacific Northwest corn exports.


Automotive revenues of $112 million for the second quarter of 1999 were $11 million or 11 percent higher than the second quarter of 1998 reflecting growth in both vehicle and parts shipments.

Expenses


Total operating expenses for the second quarter of 1999 were $1,703 million, an increase of $27 million or 2 percent, over second quarter 1998. As discussed above, the Company recorded special items which increased operating expenses $31 million ($19 million after-tax). Excluding the special items, operating expenses for the second quarter of 1999 were $1,672 or slightly lower than the second quarter of 1998. The adjusted operating ratio increased to 76.2 percent for the second quarter of 1999, compared with a 76.0 percent operating ratio for the second quarter 1998.


Compensation and benefits expenses of $679 million were $11 million or 2 percent lower than the second quarter of 1998 primarily due to lower employment levels and lower incentive compensation expense.


Purchased services of $236 million for the second quarter of 1999 were $17 million or 8 percent higher than the second quarter of 1998 principally due to increased equipment maintenance, intermodal ramping and other costs.


Equipment rents expenses for the second quarter of 1999 of $181 million were $22 million or 11 percent lower than the second quarter of 1998 reflecting lower intermodal leased equipment expense and lower leased locomotive expense.


Fuel expenses of $169 million for the second quarter of 1999 were $12 million or 7 percent lower than the second quarter of 1998, as a result of a 5 cent or 8 percent decrease in the average all-in cost per gallon of diesel fuel, partially offset by a 2 percent volume driven increase in consumption from 284 million to 289 million gallons. The decrease in the average all-in cost per gallon of diesel fuel includes a 4-cent decrease in the average purchase price and a 1-cent per gallon decrease in losses related to the Company's fuel hedging program.


Materials and other expenses of $222 million for the second quarter of 1999 were $44 million or 25 percent higher than the second quarter of 1998 principally reflecting additional environmental expense accruals of $37 million, as discussed above, and higher personal injury and casualties expenses.


Interest expense of $98 million for the second quarter of 1999 was $13 million or 15 percent higher than in the second quarter of 1998, reflecting higher debt levels which increased to $6,080 million at June 30, 1999 from $5,225 million at June 30, 1998.


Other income (expense), net was unfavorable $8 million compared to second quarter 1998 primarily due to the second quarter 1998 gains of $7 million from the sale of a real estate portfolio.


Six months ended June 30, 1999 compared with six months ended June 30, 1998


BNSF recorded net income for the first six months of 1999 of $474 million ($1.00 per share), compared with the first six months of 1998 net income of $542 million ($1.14 per share). The decrease in net income is primarily due to the Company recording pre-tax special items in 1999 of $48 million ($30 million after-tax or $0.06 per share) and $37 million ($23 million after-tax or $0.05 per share) for reorganization costs and environmental expenses, respectively, partially offset by a $54 million ($34 million after-tax or $0.07 per share) credit for the reversal of liabilities associated with the consolidation of certain clerical work-forces and a first quarter 1998 pre-tax gain of $67 million ($32 million after-tax or $0.07 per share) on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. Excluding the after-tax effects of these items, BNSF's adjusted net income was $493 million ($1.04 per share) and $510 million ($1.07 per share) for the first six months of 1999 and 1998, respectively. The decrease in adjusted net income is primarily due to a decrease in other income (expense), net as discussed below.


Revenues


The following table presents BNSF's revenue information by commodity for the six months ended June 30, 1999 and 1998 and includes certain reclassifications of prior year information to conform to the current year presentation:

                                                                                              Average Revenue
                                              Revenues               Cars/Units                 Per Car/Unit
                                      -----------------------  ------------------------   -------------------------
                                         1999         1998          1999         1998         1999          1998
                                      ----------   ----------    ----------  ----------   -----------   -----------
                                          (In Millions)            (In Thousands)
Carload                                $ 1,261      $ 1,292           880         898       $   1,433      $  1,439
Intermodal                               1,181        1,149         1,503       1,448             786           794
Coal                                     1,109        1,113         1,041       1,022           1,065         1,089
Agricultural Commodities                   597          599           326         327           1,831         1,832
Automotive                                 220          194           126         118           1,746         1,644
                                       ----------   ----------   -----------  ----------   -----------   -----------
Total Freight Revenues                   4,368        4,347         3,876       3,813       $   1,127      $  1,140
                                                                 ===========  ==========   ===========   ===========
Other Revenues                              16            6
                                      ----------   ----------
Total Operating Revenues               $ 4,384      $ 4,353
                                      ==========   ==========

Total revenues for the first six months of 1999 were $4,384 million or 1 percent higher compared with revenues of $4,353 million for the first six months of 1998. The increase primarily reflects increases in the intermodal and automotive sectors, partially offset by lower carload, coal, and agricultural commodities revenues. Average revenue per car/unit decreased in the first six months of 1999 to $1,127 from $1,140 in the first six months of 1998.

Carload revenues of $1,261 million for the first six months of 1999 were $31 million or 2 percent lower than the first six months of 1998 due to decreases in the chemicals, metals, and minerals and machinery sectors, partially offset by increased forest product revenues. Weaknesses in the chemicals sector due to soft fertilizer markets and weaknesses in the metals sector due to increased steel imports and a decrease in special train movements of heavy machinery for Boeing contributed to the decrease. These decreases were partially offset by increased inland shipments of forest products.

Intermodal revenues of $1,181 million for the first six months of 1999 increased $32 million or 3 percent compared with the first six months of 1998 reflecting increases in the direct marketing and international sectors. Direct marketing revenues benefited from increased units shipped for UPS, less than truckload
(LTL) customers and the United States Postal Service. International revenues were up due to new business established with Sealand, NYK, Maersk and K-Line.

Coal revenues of $1,109 million for the first six months of 1999 were $4 million or slightly lower than the first six months of 1998 primarily due to traffic congestion in the Powder River Basin and operating difficulties at two utility plants in early 1999, which resulted in plant closures during the second quarter.

Agricultural commodities revenues of $597 million for the first six months of 1999 were $2 million or slightly lower than revenues for the first six months of 1998 due to poor northern wheat exports, partially offset by increased Pacific Northwest corn exports.

Automotive revenues of $220 million for the first six months of 1999 were $26 million or 13 percent higher than the first six months of 1998 reflecting growth in both vehicle and parts shipments.

Expenses

Total operating expenses for the first six months of 1999 were $3,413 million, an increase of $36 million or 1 percent, over the first six months of 1998. As discussed above, the Company recorded three special items in the second quarter of 1999 which increased operating expenses $31 million ($19 million after-tax). Excluding the special items, operating expenses for the first six months of 1999 were $3,382 or slightly higher than the first six months of 1998. The adjusted operating ratio improved to 77.1 percent for the first six months of 1999, compared with a 77.6 percent operating ratio for the first six months of 1998.

Compensation and benefits expenses of $1,369 million were $23 million or 2 percent lower than the first six months of 1998 primarily due to lower employment levels and lower incentive compensation expense.

Purchased services of $472 million for the first six months of 1999 were $36 million or 8 percent higher than the first six months of 1998 principally due to increased equipment maintenance, intermodal ramping and other costs.

Equipment rents expenses for the first six months of 1999 of $374 million were $20 million or 5 percent lower than the first six months of 1998 reflecting lower intermodal equipment expenses.

Fuel expenses of $334 million for the first six months of 1999 were $28 million or 8 percent lower than the first six months of 1998, as a result of a 6 cent or 9 percent decrease in the average all-in cost per gallon of diesel fuel, partially offset by a 2 percent volume driven increase in consumption from 572 million to 582 million gallons. The decrease in the average all-in cost per gallon of diesel fuel includes a 9-cent decrease in the average purchase price, partially offset by a 3-cent per gallon increase in losses related to the Company's fuel hedging program.

Materials and other expenses of $429 million for the first six months of 1999 were $43 million or 11 percent higher than the first six months of 1998 principally reflecting additional environmental expense accruals of $37 million as discussed above and higher personal injury and casualties expenses.

Interest expense of $192 million for the first six months of 1999 was $19 million or 11 percent higher than in the first six months of 1998, reflecting higher debt levels which increased to $6,080 million at June 30, 1999 from $5,225 million at June 30, 1998.

Other income (expense), net was unfavorable by $94 million compared to the first six months of 1998 primarily due to the $67 million pre-tax gain on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. in the first quarter of 1998, and gains of $26 million from the sale of a real estate portfolio during the first six months of 1998.


Capital Resources and Liquidity
-------------------------------

Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, or leasing of assets.

BNSF issues commercial paper from time to time, which is supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements, which were renewed and extended effective June 28, 1999, allow borrowings of up to $750 million on a short-term basis and $750 million on a long-term basis. Annual facility fees are currently 0.10 percent and 0.125 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon i) LIBOR plus a spread based upon BNSF's senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or
iii) an alternate base rate. The commitments of the lenders under the short-term agreement are scheduled to expire in June 2000. The commitments of the lenders under the long-term agreement are scheduled to expire in June 2004.

At June 30, 1999, there were no borrowings against the revolving credit agreements and the maturity value of commercial paper outstanding was $727 million, leaving a total remaining capacity of $773 million available under the bank revolving credit agreements.

OPERATING ACTIVITIES

Net cash provided by operating activities was $1,018 million for the six months ended June 30, 1999, compared with $1,001 million for the six months ended June 30, 1998. The increase in cash from operations was primarily due to higher adjusted net income before depreciation and amortization. Other net-operating activities for 1999 include a net accrual of $28 million for all of the special items except $3 million relating to relocations which was reported as a change in accounts payable and other current liabilities (see Note 2: Special Items).

INVESTING ACTIVITIES

Net cash used for investing activities for the six months ended June 30, 1999, was $1,297 million comprised of $921 million in capital expenditures, as discussed below, and $376 million of other investing activities that primarily reflects the temporary acquisition of equipment which will ultimately be sold and leased back through operating leases.

BNSF reduced planned 1999 cash capital expenditures by approximately $250 million to $1.85 billion. The reductions primarily relate to various expansion projects that will be deferred beyond 1999.

A breakdown of cash capital expenditures for the six months ended June 30, 1999 and 1998, is set forth in the following table (in millions):


Six Months Ended June 30,                             1999               1998
-------------------------------------------       ------------       -------------
Maintenance of Way                                    $ 392               $ 487
Equipment                                               342                 210
Expansion Projects                                      114                 206
Other                                                    73                  49
-------------------------------------------       ------------       -------------
Total                                                 $ 921               $ 952
-------------------------------------------       ============       =============

Maintenance of Way expenditures for 1999 decreased primarily due to timing of scheduled projects. Equipment expenditures increased in 1999 reflecting higher locomotive purchases. Expansion Project expenditures, principally relating to double and triple tracking of main line track, decreased primarily due to the reduced capital plan.

Through June 30, 1999, BNSF has acquired 283 of the 460 locomotives it has committed to acquire in 1999. Remaining locomotive commitments will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used will depend upon the current market conditions at the time of financing.

FINANCING ACTIVITIES

Net cash provided by financing activities during the six months of 1999 was $282 million, primarily related to net proceeds from total debt of $629 million and proceeds from stock options exercised of $101 million, partially offset by common stock repurchases of $334 million and dividend payments of $113 million.

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

BNSF's ratio of total debt to total capital was 43.4 percent and 41.3 percent at June 30, 1999 and December 31, 1998, respectively.

During the first six months of 1999, the Company repurchased 10.1 million shares of its common stock at an average price of $33.10 per share. Since commencing its share repurchase program in January 1998, the Company has repurchased 16.4 million shares at an average cost of $32.28 per share through August 10, 1999. Repurchased shares are available to satisfy future requirements of various stock-based employee compensation programs. In evaluating the timing of share repurchases, management considers many factors including, among other things, economic, market and business conditions and outlook, alternative uses of cash and debt, balance sheet ratios, and stockholder returns. In connection with its share repurchase program, BNSF sold equity put options in April 1999 for 0.1 million shares of BNSF common stock to an independent third party and received cash proceeds of $0.1 million. The option contract has an exercise price of $29.00 per share with an expiration date of October 12, 1999.

DIVIDENDS

Common stock dividends declared for the six months ended June 30, 1999 and 1998 were $0.24 and $0.20 per share, respectively. Dividends paid on common stock during the first six months of 1999 and 1998 were $113 million and $94 million, respectively. On April 15, 1999, the Board of Directors declared a regular quarterly common stock dividend of 12 cents per share upon its outstanding shares of common stock, $0.01 par value, payable on July 1, 1999, to shareholders of record on June 9, 1999.

Other Matters
-------------

Reorganization Costs

The Company incurred during the quarter $48 million of reorganization costs for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees that were part of the program announced in May 1999 to reduce operating costs. Components of the charge include approximately $29 million relating to estimated severance costs for salaried employees, approximately $16 million for special termination benefits to be received under the Company's retirement and medical plans, and approximately $3 million of costs incurred for relocating approximately 60 salaried employees as a result of the reorganization. The majority of these costs have not been paid out as of June 30, 1999. The program sought to eliminate approximately 400 salaried and 1,000 scheduled (union) positions. Approximately half of the planned reductions were made by June 30, 1999 with substantially all of the 325 salaried employees eliminated through severance and the remainder of the 400 through the elimination of contractors and normal attrition. The remaining union positions will be substantially eliminated during the third quarter of 1999. No significant costs have been or are anticipated to be incurred as a result of eliminating the 1,000 scheduled positions. Total savings related to the reorganization are expected to be approximately $40 million in the remainder of 1999 and to approximate $100 million on an annual basis.

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

The Remediation phase is more than 98 percent complete. Remediation includes converting source code and replacing or upgrading purchased software and hardware. Remediation is complete for ISS technologies and is expected to be completed by October 1999 for Enterprise technologies.

The Certification Testing phase addresses validating the performance of ISS and Enterprise technologies in a Year 2000 test environment. The Certification Testing phase also includes validating Year 2000 compliance for critical third party suppliers and service providers. This phase, which is ongoing, overlaps with the Remediation phase. Certification testing for ISS technologies began in November 1998, with critical applications receiving priority. Certification testing for existing ISS critical applications was completed in July 1999. Testing for all applications is scheduled for completion by the end of September 1999. Certification testing of all critical and non-critical Enterprise technologies began in May 1998 and is scheduled for completion in October 1999.

COSTS

As a result of its merger-related systems integration that was completed in 1997, BNSF achieved substantial Year 2000 compliance on its core mainframe systems. In addition, spending on Year 2000 activities approximates $12 million to date. Currently, the total cost of achieving Year 2000 compliance for the Company's ISS and Enterprise technologies is estimated to be approximately $16 million.

YEAR 2000 RISKS AND CONTINGENCY PLANS

Certain BNSF business processes rely on third parties for the efficient functioning of its transportation network. The Association of American Railroads
(AAR) administers systems that benefit all North American railroads and their customers, including interline settlement, shipment tracing and waybill processing. BNSF and other AAR-member railroads are participating in a process to test and certify these systems for Year 2000 compliance. The AAR expects that these systems will be compliant and pilot tested by specific carriers by the end of August 1999, with open carrier testing through October 1999. BNSF has developed contingency plans for critical business processes supported by AAR systems.

Certain BNSF routes and resulting revenues are dependent on the use of trackage rights over other railroads, including Union Pacific Corporation, Montana Rail Link and the Arizona and California Railroad. Other BNSF traffic may originate or terminate on other carriers' lines or may otherwise involve use of a foreign connection en route. Approximately 60 percent of units handled by BNSF run over BNSF facilities only. BNSF's traffic levels and revenues could be significantly reduced and/or its operational network significantly impaired through congestion and other factors if other railroads are not able to accommodate BNSF trains or interchange traffic for any extended period of time due to Year 2000 problems. However, as a result of its work with other railroads to address Year 2000 problems on an industry-wide basis, management believes that the possibility of extended failures on other railroads is not significant. At present, the Company is in the process of determining which of its larger customers may have Year 2000 problems that could result in reduced traffic for the Company.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for the Company's fiscal year 2001; however, early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability or an unrecognized firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income to the extent it offsets changes in the cash flows related to the variable rate asset, liability or forecasted transaction, with the difference reported in current period earnings. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

The Company is currently evaluating SFAS No. 133 and whether it will adopt this pronouncement prior to the effective date. Based on interest rate and fuel hedging instruments outstanding at June 30, 1999, and previously deferred losses from past interest rate hedging transactions, all of which are cash-flow hedge transactions, the Company currently estimates that the impact of SFAS No. 133 would result in a net-of-tax cumulative-effect charge to accumulated other comprehensive deficit of approximately $25 million if adopted June 30, 1999.
The Company is presently evaluating the impact SFAS No. 133 will have on its ongoing results of operations.


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

To the extent that all other written statements include predictions concerning future operations and results of operations, such statements are forward-looking statements that involve risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, general economic downturns, which may limit demand and pricing; labor matters, which may affect the costs and feasibility of certain operations; and competition and commodity concentrations, which may affect traffic and pricing levels.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments which inherently have some degree of market risk. The qualitative and quantitative information presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 1998 Annual Report to Shareholders and in Item 7A of the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998, describes significant aspects of BNSF's financial instrument programs which have material market risk. Presented below is updated quantitative information for those programs that have changed significantly from the information reported in BNSF's Form 10-K, as amended, for the year ended December 31, 1998.

COMMODITY PRICE SENSITIVITY

As discussed in Note 6 to the Company's consolidated financial statements, BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of June 30, 1999. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

                                                                           June 30, 1999
                                             -------------------------------------------------------------------------
                                                             Maturity Date
                                             ---------------------------------------------                   Fair
                                               1999        2000         2001        2002       Total       Value (1)
                                             ---------    --------     -------     -------     -------     -----------
Diesel Fuel Swaps:
      Gallons (in millions)                       454         491         277         101       1,323          $ (47)
      Weighted average price per gallon         $0.48       $0.50       $0.49       $0.50       $0.49              -

(1) Represents unrecognized loss (in millions) based on the price of Gulf Coast #2 heating oil.

TREASURY LOCK TRANSACTIONS

In anticipation of future debt issuances, BNSF has entered into treasury lock transactions, based on the 10-year and 30-year U.S. treasury rates, as reflected in the following table as of June 30, 1999. The interest rates in the table below exclude a credit spread which will be determined at the time of the actual debt issuance and will be included in the all-in interest rate. Components of the Company's total cost of borrowing include the all-in interest rate and any debt issuance costs.

                                                                    June 30, 1999
                                                      ------------------------------------------
                                                         Maturity Date
                                                      --------------------               Fair
                                                        2000       2001      Total     Value (1)
                                                      --------   --------  ---------  ----------
Fixed Rate Treasury Locks (in millions)                  $ 200     $ 200       $400       $44
Average Pay Rate                                         4.80%     4.84%      4.82%         -



(1) Represents unrecognized gains (in millions).


                           PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.  Reports on Form 8-K

The Registrant has filed no Current Reports on Form 8-K since those reported in its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           BURLINGTON NORTHERN SANTA FE CORPORATION
                           (Registrant)



                           By: /s/  Dennis R. Johnson
                               -----------------------------
                               Dennis R. Johnson
                               Vice President and Controller
                               (On behalf of the Registrant and as principal accounting officer)



Fort Worth, Texas
August 11, 1999

                    BURLINGTON NORTHERN SANTA FE CORPORATION

                                 Exhibit Index


10.1    The Burlington Northern and Santa Fe Railway Company Severance Plan

10.2    Amendments to the Burlington Northern Santa Fe Estate Enhancement
        Program

12      Computation of Ratio of Earnings to Fixed Charges

27      Financial Data Schedule for the quarter ended June 30, 1999