Form 10-Q
period 1999-09-30
BURLINGTON NORTHERN SANTA FE CORP
filed 1999-11-15
CIK 934612

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No_____
                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares
     Class                                    Outstanding at October 31, 1999
     -----                                    -------------------------------
Common stock, $.01 par value                          456,948,832 shares

                         PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                 (Dollars In Millions, Except Per Share Data)
                                  (Unaudited)

                                                           Three Months Ended                             Nine  Months Ended
                                                              September 30,                                  September 30,
                                                   ----------------------------------            ---------------------------------
                                                          1999              1998                       1999               1998
                                                   ---------------      -------------            ---------------    -------------
Revenues                                           $    2,346             $   2,294              $    6,730         $         6,647

Operating expenses:
  Compensation and benefits                               701                   695                   2,070                   2,087
  Purchased services                                      232                   230                     704                     666
  Depreciation and amortization                           227                   211                     668                     618
  Equipment rents                                         190                   203                     564                     597
  Fuel                                                    170                   177                     504                     539
  Materials and other                                     195                   164                     624                     550
  Reorganization costs                                      -                     -                      48                       -
  Merger severance adjustment                               -                     -                     (54)                      -
                                                   ----------           -----------              ----------         ---------------
    Total operating expenses                            1,715                 1,680                   5,128                   5,057
                                                   ----------           -----------              ----------         ---------------

Operating income                                          631                   614                   1,602                   1,590
Interest expense                                           99                    91                     291                     264
Other income (expense), net                                25                   (19)                      4                      54
                                                   ----------            ----------              ----------         ---------------

Income before income taxes                                557                   504                   1,315                   1,380
Income tax expense                                        209                   187                     493                     521
                                                   ----------           -----------              ----------         ---------------
Net income                                         $      348                   317              $      822         $           859
                                                   ==========           ===========              ==========         ===============

Earnings per share:
  Basic                                            $     0.76            $     0.67              $     1.77         $          1.82
                                                   ==========            ==========              ==========         ===============
  Diluted                                          $     0.75            $     0.66              $     1.75         $          1.80
                                                   ==========            ==========              ==========         ===============

Average shares (in millions):
  Basic                                                 460.9                 471.7                   465.6                   470.9
  Dilutive effect of stock options                        3.2                   5.3                     3.6                     5.9
                                                   ----------           -----------              ----------         ---------------
  Diluted                                               464.1                 477.0                   469.2                   476.8
                                                   ==========           ===========              ==========         ===============

Dividends declared per share                       $     0.12            $     0.12              $     0.36         $          0.32

See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                  (Shares in thousands. Dollars in millions.)
                                  (Unaudited)

                                                                            September 30,           December 31,
ASSETS                                                                           1999                   1998
                                                                            -------------           ------------
 Current assets:
  Cash and cash equivalents                                                 $         24          $         25
  Accounts receivable, net                                                           465                   524
  Materials and supplies                                                             249                   244
  Current portion of deferred income taxes                                           328                   335
  Other current assets                                                                49                    34
                                                                            ------------          ------------
    Total current assets                                                           1,115                 1,162

Property and equipment, net                                                       21,457                20,662
Other assets                                                                         835                   822
                                                                            ------------          ------------
      Total assets                                                          $     23,407          $     22,646
                                                                            ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities                            $      1,906          $      1,885
  Long-term debt and commercial paper due within one year                            164                   268
                                                                            ------------          ------------
      Total current liabilities                                                    2,070                 2,153

Long-term debt and commercial paper                                                5,619                 5,188
Deferred income taxes                                                              5,984                 5,662
Casualty and environmental liabilities                                               419                   389
Employee merger and separation costs                                                 313                   409
Other liabilities                                                                    985                 1,075
                                                                            ------------          ------------
      Total liabilities                                                           15,390                14,876
                                                                            ------------          ------------

Commitments and contingencies (See notes 4 and 5)

Stockholders' equity:
Common stock, $.01 par value, 600,000 shares authorized;
  483,875 shares and 477,436 shares issued, respectively                               5                     5
Additional paid-in capital                                                         5,348                 5,177
Retained earnings                                                                  3,465                 2,811
Treasury stock, at cost, 25,417 shares and 6,961 shares,                            (792)                 (213)
 respectively
Accumulated other comprehensive deficit                                               (8)                   (8)
Other                                                                                 (1)                   (2)
                                                                            ------------          ------------
      Total stockholders' equity                                                   8,017                 7,770
                                                                            ------------          ------------
      Total liabilities and stockholders' equity                            $     23,407          $     22,646
                                                                            ============          ============

See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                        -----------------------------
                                                                                            1999             1998
                                                                                        ------------     ------------
Operating Activities:
  Net income                                                                             $     822        $       859
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            668                618
      Deferred income taxes                                                                    328                309
      Employee merger and separation costs paid                                                (80)               (63)
      Other, net                                                                              (108)              (125)
      Changes in current assets and liabilities:
        Accounts receivable                                                                     59                 19
        Materials and supplies                                                                  (5)                (7)
        Other current assets                                                                   (15)               (36)
        Accounts payable and other current liabilities                                          60                (22)
                                                                                         ---------        -----------
Net cash provided by operating activities                                                    1,729              1,552
                                                                                         ---------        -----------

Investing Activities:
  Capital expenditures                                                                      (1,388)            (1,558)
  Other, net                                                                                   (47)              (240)
                                                                                         ---------        -----------
Net cash used for investing activities                                                      (1,435)            (1,798)

Financing Activities:
  Net decrease in commercial paper and bank borrowings                                         (27)               (17)
  Proceeds from issuance of long-term debt                                                     633                507
  Payments on long-term debt                                                                  (273)               (92)
  Dividends paid                                                                              (169)              (141)
  Proceeds from stock options exercised                                                        115                 94
  Purchase of BNSF common stock                                                               (561)              (110)
  Other, net                                                                                   (13)                (9)
                                                                                         ---------        -----------
Net cash provided by (used in) financing activities                                           (295)               232
                                                                                         ---------        -----------

Decrease in cash and cash equivalents                                                           (1)               (14)
Cash and cash equivalents:
  Beginning of period                                                                           25                 31
                                                                                         ---------        -----------
  End of period                                                                          $      24        $        17
                                                                                         =========        ===========

Supplemental cash flow information:
  Interest paid, net of amounts capitalized                                              $     292        $       267
  Income taxes paid, net of refunds                                                             52                164

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of September 30, 1999 and December 31, 1998 and the consolidated results of operations for the three and nine month periods ended September 30, 1999 and 1998 have been included. For the three and nine month periods ended September 30, 1999 and 1998, the Company's comprehensive income was equal to net income.

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

In March 1999, BNSF issued $200 million of 6.125 percent notes due March 2009 and $200 million of 6.75 percent debentures due March 2029 under the February 1999 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of commercial paper. At the time of issuing the $400 million of debt discussed above, the Company closed out a $100 million treasury lock transaction at a gain of approximately $8 million which has been deferred and is being amortized to interest expense over the 10-year life of the debt.

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

During the second quarter of 1999, BNSF Railway entered into $212 million of equipment secured debt. The equipment secured debt has payments scheduled in 2000 to 2016 and interest rates ranging from 5.38 percent to 6.96 percent.

3.  EMPLOYEE MERGER AND SEPARATION COSTS

During the second quarter of 1999, the Company incurred $48 million of reorganization costs for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees that were part of the program announced in May 1999 to reduce operating expenses. Components of the charge include approximately $29 million relating to estimated severance costs for salaried employees, approximately $16 million for special termination benefits to be received under the Company's retirement and medical plans, and approximately $3 million of costs incurred for relocating approximately 60 salaried employees as a result of the reorganization. The program sought to eliminate approximately 400 salaried and 1,000 scheduled (union) positions through employee severances, normal attrition, and the elimination of contractors. Substantially all of the planned position reductions were made by September 30, 1999. No significant costs were incurred as a result of eliminating the 1,000 scheduled positions.

Additionally, in the second quarter the Company recorded a $54 million credit for the reversal of certain liabilities associated with its clerical consolidation plan. These liabilities were related to planned work-force reductions that are no longer anticipated due to the Company's ability to utilize a series of job swaps between certain locations to achieve the advantages of functional work consolidation. This change in the clerical consolidation plan was communicated to Company employees in May 1999.

Current and long-term employee merger and separation liabilities totaling $369 million are included in the consolidated balance sheet at September 30, 1999, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain salaried employee severance costs. During the first nine months of 1999, the Company made employee merger and separation payments of $80 million.

Liabilities related to the consolidation of clerical functions are paid to affected union employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employee's separation or retirement. Liabilities principally related to certain remaining salaried employee severances will be paid in the form of a lump sum payment or over the next several years based on deferral elections made by affected employees. At September 30, 1999, $56 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

4.  ENVIRONMENTAL AND OTHER CONTINGENCIES

The Company's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF's operating procedures include practices to protect the environment from the risks inherent in railroad operations, which include transporting chemicals and other hazardous materials. Additionally, many of BNSF's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNSF has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at approximately 33 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental cleanup costs are initially recorded when BNSF's liability for environmental cleanup is probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup, and historical trend analyses. During the first nine months of 1999, BNSF recorded total environmental expense of $79 million. This includes $37 million of additional expense as a result of significant second quarter developments at certain existing sites, primarily related to new information on the extent of contamination and other related developments.

BNSF is involved in a number of administrative and judicial proceedings and other cleanup efforts at approximately 400 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. BNSF paid approximately $52 million during the first nine months of 1999 for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF has accruals of approximately $212 million for remediation and restoration of all known sites. BNSF anticipates that the majority of the accrued costs at September 30, 1999, will be paid over the next five years. No individual site is considered to be material.

Liabilities recorded for environmental costs represent BNSF's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF's total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties' participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF's consolidated financial position or liquidity.

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

5.  HEDGING ACTIVITIES AND OTHER COMMITMENTS

FUEL

During the current year, fuel expense is approximately 10 percent of total operating expenses. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has established a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on an annualization of fuel consumption during the first nine months of 1999 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis. As of September 30, 1999, BNSF had entered into fuel swaps for approximately 1,096 million gallons at an average price of approximately 49 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

Currently, BNSF's fuel hedging program covers approximately 76 percent of estimated fuel purchases for the remaining three months of 1999, and approximately 40 percent, 22 percent and 7 percent of estimated annual and quarterly fuel purchases for 2000, 2001, and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized gains from BNSF's fuel swap transactions were approximately $34 million as of September 30, 1999, of which $25 million relates to swap transactions that will expire in 1999. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

INTEREST RATE

As of September 30, 1999, the Company has outstanding treasury lock transactions, based on the 10-year and 30-year U.S. treasury rates, totaling $200 million and $200 million, respectively. The 10-year and 30-year treasury lock transactions have average interest rates of approximately 4.6 percent and
5.0 percent, respectively, and expire between 2000 and 2001. Unrecognized gains on the treasury lock transactions were approximately $49 million as of September 30, 1999.

6.  SHARE REPURCHASE PROGRAM

During the first nine months of 1999, the Company repurchased 17.7 million shares of its common stock at an average price of $31.68 per share under the Company's share repurchase program. During the fourth quarter, the Company has repurchased 2.5 million shares of its common stock at an average price of $28.26 per share. Since commencing its share repurchase program in January 1998, the Company has repurchased 25.2 million shares at an average cost of $31.15 per share. In connection with its share repurchase program, BNSF sold equity put options in April 1999 for 0.1 million shares of BNSF common stock to an independent third party and received cash proceeds of $0.1 million. The third party excercised the options on October 12, 1999, which resulted in the Company purchasing 0.1 million shares of its common stock at $29 per share.

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

Results of Operations
---------------------

Three months ended September 30, 1999 compared with three months ended September 30, 1998

BNSF recorded net income for the third quarter of 1999 of $348 million ($0.75 per share), compared with third quarter 1998 net income of $317 million ($0.66 per share). The increase in net income is primarily due to an increase in operating income of $17 million and a $44 million increase in other income (expense), net resulting from the Company's recognition of a pre-tax gain of $50 million ($31 million after-tax) in connection with the sale of rail lines in Southern California in 1992 and 1993, partially offset by additional income tax expense.

Revenues

The following table presents BNSF's revenue information by commodity for the three months ended September 30, 1999 and 1998.

                                                                                                           Average Revenue
                                             Revenues                         Cars/Units                    Per Car/Unit
                                   ----------------------------      ---------------------------    ----------------------------
                                         1999           1998              1999          1998             1999            1998
                                   --------------   -----------      ------------   ------------    --------------  ------------
                                            (In Millions)                  (In Thousands)
Carload                            $         647  $         668              447            466     $      1,447    $      1,433
Intermodal                                   658            651              835            828              788             786
Coal                                         564            566              537            520            1,050           1,088
Agricultural Commodities                     371            318              196            173            1,893           1,838
Automotive                                    99             85               57             51            1,737           1,667
                                  --------------  -------------      -----------    -----------     ------------    ------------
Total Freight Revenues                     2,339          2,288            2,072          2,038     $      1,129    $      1,123
                                                                     ===========    ===========     ============    ============
Other Revenues                                 7              6
                                   -------------  -------------
Total Operating Revenues           $       2,346  $       2,294
                                   =============  =============

Total revenues of $2,346 million for the third quarter of 1999 were $52 million higher than revenues of $2,294 million for the third quarter of 1998. The increase primarily reflects increases in agricultural commodities, automotive, and intermodal revenues, partially offset by lower carload and coal revenues.

Carload revenues of $647 million for the third quarter of 1999 were $21 million or 3 percent lower than the third quarter of 1998 due to decreases in the chemicals, minerals and machinery, and metals sectors, partially offset by increased forest product revenues. The decreases were a result of weaknesses in the chemicals sector due to soft fertilizer markets, weaknesses in the metals sector due to increased steel imports, and a decrease in special train movements of heavy machinery. These decreases were partially offset by increased inland shipments of forest products.

Intermodal revenues of $658 million for the third quarter of 1999 increased $7 million or 1 percent reflecting increases in the direct marketing, international and truckload sectors, partially offset by a decline in the intermodal marketing companies (IMC) sector. Direct marketing revenues benefited from year over year growth of units shipped for UPS and Roadway. International revenues were up due to growth in trade from Far Eastern countries to the United States. Truckload revenues were up due to stronger Swift, Hunt, and Triple Crown loadings. These revenue increases were partially offset by losses in the IMC sector due to Union Pacific Corporation (UP) pricing pressures, an overall softening in the IMC market, and increased over the road capacity.

Coal revenues of $564 million for the third quarter of 1999 decreased $2 million or less than 1 percent primarily due to lower revenue per car.

Agricultural commodities revenues of $371 million for the third quarter of 1999 were $53 million or 17 percent higher than revenues for the third quarter of 1998 due primarily to stronger Pacific Northwest corn exports, Mexico soybean exports, and Texas gulf wheat exports.

Automotive revenues of $99 million for the third quarter of 1999 were $14 million or 16 percent higher than the third quarter of 1998 reflecting growth in vehicle shipments.

Expenses

Total operating expenses for the third quarter of 1999 were $1,715 million, an increase of $35 million or 2 percent, over third quarter 1998.

Compensation and benefits expenses of $701 million were $6 million or 1 percent higher than the third quarter of 1998 primarily due to increased wage rates and benefit costs offset by a lower number of employees in part due to the second quarter 1999 reorganization discussed in Note 3 to the Company's consolidated financial statements.

Purchased services of $232 million for the third quarter of 1999 were $2 million or 1 percent higher than the third quarter of 1998 principally due to increased contract equipment maintenance.

Equipment rents expenses for the third quarter of 1999 of $190 million were $13 million or 6 percent lower than the third quarter of 1998 reflecting lower intermodal equipment expenses due to a reduction in time and mileage, trailer, and container expenses.

Fuel expenses of $170 million for the third quarter of 1999 were $7 million or 4 percent lower than the third quarter of 1998, as a result of a 4 cent or 7 percent decrease in the average all-in cost per gallon of diesel fuel, partially offset by a 3 percent volume driven increase in consumption from 285 million to 295 million gallons. The decrease in the average all-in cost per gallon of diesel fuel includes a 12-cent per gallon favorable effect from the Company's fuel hedging program, partially offset by an 8-cent increase in the average purchase price.

Materials and other expenses of $195 million for the third quarter of 1999 were $31 million or 19 percent higher than the third quarter of 1998 principally reflecting higher expenses for personal injury, environmental, and property and other taxes.

Interest expense of $99 million for the third quarter of 1999 was $8 million or 9 percent higher than in the third quarter of 1998, reflecting higher debt levels which increased to $5,783 million at September 30, 1999 from $5,415 million at September 30, 1998.

Other income (expense), net was favorable $44 million compared to third quarter 1998 primarily due to the recognition of a gain of $50 million in connection with the sale of rail lines in Southern California in 1992 and 1993.

Nine months ended September 30, 1999 compared with nine months ended September 30, 1998

BNSF recorded net income for the first nine months of 1999 of $822 million ($1.75 per share), compared with the first nine months of 1998 net income of $859 million ($1.80 per share). The decrease in net income is primarily the result of a decrease in other income (expense), net of $50 million and an increase in interest expense of $27 million, partially offset by a $12 million increase in operating income and lower income tax expense.

Revenues

The following table presents BNSF's revenue information by commodity for the nine months ended September 30, 1999 and 1998:


                                                                                                          Average Revenue
                                             Revenues                         Cars/Units                    Per Car/Unit
                                   ----------------------------      --------------------------     --------------------------
                                        1999           1998             1999            1998            1999            1998
                                   -------------    -----------      -----------      ---------     -----------    ------------
                                            (In Millions)                  (In Thousands)
Carload                            $       1,908    $     1,960            1,327          1,364     $      1,438   $       1,437
Intermodal                                 1,839          1,800            2,338          2,276              787             791
Coal                                       1,673          1,679            1,578          1,542            1,060           1,089
Agricultural Commodities                     968            917              522            500            1,854           1,834
Automotive                                   319            279              183            169            1,743           1,651
                                   -------------    -----------      -----------    -----------     ------------   -------------
Total Freight Revenues                     6,707          6,635            5,948          5,851     $      1,128   $       1,134
                                                                     ===========    ===========     ============   =============
Other Revenues                                23             12
                                   -------------    -----------
Total Operating Revenues           $       6,730    $     6,647
                                   =============    ===========

Total revenues for the first nine months of 1999 were $6,730 million or 1 percent higher compared with revenues of $6,647 million for the first nine months of 1998. The increase primarily reflects increases in the agricultural commodities, intermodal and automotive sectors, partially offset by lower carload and coal revenues. Average revenue per car/unit decreased in the first nine months of 1999 to $1,128 from $1,134 in the first nine months of 1998.

Carload revenues of $1,908 million for the first nine months of 1999 were $52 million or 3 percent lower than the first nine months of 1998 due to decreases in the chemicals, minerals and machinery, metals, and perishable sectors, partially offset by increased forest product revenues. The decreases were a result of weaknesses in the chemicals sector due to soft fertilizer markets, a decrease in special train movements of heavy machinery, weaknesses in the metals sector due to increased steel imports, and decreased shipments of perishables. These decreases were partially offset by increased inland shipments of forest products.

Intermodal revenues of $1,839 million for the first nine months of 1999 increased $39 million or 2 percent compared with the first nine months of 1998 reflecting increases in the direct marketing, international and truckload sectors, partially offset by decreases in the IMC sector. Direct marketing revenues benefited from increased units shipped for UPS, less than truckload
(LTL) customers and the United States Postal Service. International revenues were up due to new business established with Sealand, NYK, Maersk and K-Line. Truckload revenues were driven primarily by year over year growth in J.B Hunt, Swift and Triple Crown loadings. These revenue increases were partially offset by decreases in the IMC sector due to UP pricing pressures, an overall softening in the IMC market, and increased over the road capacity.

Coal revenues of $1,673 million for the first nine months of 1999 were $6 million or less than 1 percent lower than the first nine months of 1998 primarily due to lower revenue per car.

Agricultural commodities revenues of $968 million for the first nine months of 1999 were $51 million or 6 percent higher than revenues for the first nine months of 1998 due to the increase in volume of corn and soybeans exports, partially offset by fewer shipments of oils.

Automotive revenues of $319 million for the first nine months of 1999 were $40 million or 14 percent higher than the first nine months of 1998 reflecting growth in both vehicle and parts shipments.

Expenses

Total operating expenses for the first nine months of 1999 were $5,128 million, an increase of $71 million or slightly over 1 percent, over the first nine months of 1998.

Compensation and benefits expenses of $2,070 million were $17 million or 1 percent lower than the first nine months of 1998 primarily caused by lower employment levels due in part to the second quarter reorganization discussed in
Note 3 to the Company's consolidated financial statements.

Purchased services of $704 million for the first nine months of 1999 were $38 million or 6 percent higher than the first nine months of 1998 principally due to increased contract equipment maintenance, ramping, and other costs.

Equipment rents expenses for the first nine months of 1999 of $564 million were $33 million or 6 percent lower than the first nine months of 1998 reflecting lower intermodal equipment expenses due to a reduction in time and mileage, private lease car, and container expenses.

Fuel expenses of $504 million for the first nine months of 1999 were $35 million or 6 percent lower than the first nine months of 1998, due to a 5 cent or 9 percent decrease in the average all-in cost per gallon of diesel fuel, partially offset by a 2 percent volume driven increase in consumption from 857 million to 877 million gallons. The decrease in the average all-in cost per gallon of diesel fuel includes a 4-cent decrease in the average purchase price and a 1-cent per gallon favorable effect from the Company's fuel hedging program.

Materials and other expenses of $624 million for the first nine months of 1999 were $74 million or 13 percent higher than the first nine months of 1998 principally reflecting additional environmental expense accruals of $37 million, as discussed in Note 4 to the Company's consolidated financial statements, and higher personal injury and property and other tax expenses.

As discussed in Note 3 to the Company's consolidated financial statements, reorganization costs of $48 million were incurred during the second quarter of 1999 for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees that were part of the program announced in May 1999 to reduce operating expenses.

Merger severance adjustment of $54 million (credit) was recorded during the second quarter of 1999 to reverse certain liabilities associated with the Company's clerical consolidation plan. These liabilities were related to planned work-force reductions that are no longer anticipated due to the Company's ability to utilize a series of job swaps between certain locations to achieve the advantages of functional work consolidation.

Interest expense of $291 million for the first nine months of 1999 was $27 million or 10 percent higher than in the first nine months of 1998, reflecting higher debt levels which increased to $5,783 million at September 30, 1999 from $5,415 million at September 30, 1998.

Other income (expense), net was unfavorable by $50 million compared to the first nine months of 1998 primarily due to the $67 million pre-tax gain on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. in the first quarter of 1998 and gains of $26 million from the sale of a real estate portfolio during the first nine months of 1998. This was partially offset by the recognition in the third quarter of 1999 of the gain of $50 million (pre-tax) in connection with the sale of rail lines in Southern California in 1992 and 1993.

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

At September 30, 1999, there were no borrowings against the revolving credit agreements and the maturity value of commercial paper outstanding was $474 million, leaving a total remaining capacity of $1,026 million available under the bank revolving credit agreements.

OPERATING ACTIVITIES

Net cash provided by operating activities was $1,729 million for the nine months ended September 30, 1999, compared with $1,552 million for the nine months ended September 30, 1998.

INVESTING ACTIVITIES

Net cash used for investing activities for the nine months ended September 30, 1999, was $1,435 million, primarily reflecting $1,388 million of cash capital expenditures.

A breakdown of cash capital expenditures for the nine months ended September 30, 1999 and 1998, is set forth in the following table (in millions):


     Nine Months Ended September 30,                                           1999               1998
     --------------------------------------------------                   -----------         -----------
     Maintenance of Way                                                   $       640          $      758
     Mechanical                                                                   164                 158
     Information Services                                                          54                  47
     Other                                                                         66                  48
     --------------------------------------------------                   -----------          ----------
     Total Maintenance of Business                                                924               1,011
     New Locomotives                                                              286                 216
     Terminal and Line Expansion                                                  178                 331
     --------------------------------------------------                   -----------          ----------
     Total                                                                $     1,388          $    1,558
     --------------------------------------------------                   ===========          ==========

BNSF reduced planned 1999 cash capital expenditures by approximately $250 million to $1.85 billion. The reductions primarily relate to various terminal and line expansion projects and new locomotive acquisitions that were deferred beyond 1999. The Company generated free cash flow (cash from operations less capital expenditures and other investing activities) of $294 million for the nine months ended September 30, 1999.

FINANCING ACTIVITIES

Net cash used by financing activities during the first nine months of 1999 was $295 million, primarily related to common stock repurchases of $561 million and dividend payments of $169 million, partially offset by net proceeds from total debt of $333 million and proceeds from stock options exercised of $115 million.

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

During March 1999, at the time of issuing $400 million of debt as discussed above, the Company closed out a $100 million treasury lock transaction at a gain of approximately $8 million which has been deferred and is being amortized to interest expense over the 10-year life of the debt.

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

During the second quarter of 1999, BNSF Railway entered into $212 million of equipment secured debt. The equipment secured debt has payments scheduled in 2000 to 2016 and interest rates ranging from 5.38 percent to 6.96 percent.

BNSF's ratio of total debt to total capital was 41.9 percent and 41.3 percent at September 30, 1999 and December 31, 1998, respectively.

During the first nine months of 1999, the Company repurchased 17.7 million shares of its common stock at an average price of $31.68 per share. During the fourth quarter, the Company has repurchased 2.5 million shares of its common stock at an average price of $28.26 per share. Since commencing its share repurchase program in January 1998, the Company has repurchased 25.2 million shares at an average cost of $31.15 per share. Repurchased shares are available to satisfy future requirements of various stock-based employee compensation programs. In evaluating the timing of share repurchases, management considers many factors including, among other things, economic, market and business conditions and outlook, alternative uses of cash and debt, balance sheet ratios, and stockholder returns. In connection with its share repurchase program, BNSF sold equity put options in April 1999 for 0.1 million shares of BNSF common stock to an independent third party and received cash proceeds of $0.1 million. The third party exercised the options on October 12, 1999, which resulted in the Company purchasing 0.1 million shares of its common stock at $29 per share.

DIVIDENDS

Common stock dividends declared for the nine months ended September 30, 1999 and 1998 were $0.36 and $0.32 per share, respectively. Dividends paid on common stock during the first nine months of 1999 and 1998 were $169 million and $141 million, respectively. On July 15, 1999, the Board of Directors declared a regular quarterly common stock dividend of 12 cents per share upon its outstanding shares of common stock, $0.01 par value, payable on October 1, 1999, to shareholders of record on September 10, 1999.

Other Matters
-------------

Reorganization Costs

As discussed in Note 3 to the Company's consolidated financial statements, reorganization costs of $48 million were incurred during the second quarter of 1999 for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees that were part of the program announced in May 1999 to reduce operating expenses. The program sought to eliminate approximately 400 salaried and 1,000 scheduled (union) positions through employee severances, normal attrition, and the elimination of contractors. Substantially all of the planned position reductions were made by September 30, 1999. No significant costs have been or are anticipated to be incurred as a result of eliminating the 1,000 scheduled positions. Total savings related to the reorganization are expected to be approximately $40 million in 1999 and to approximate $100 million on an annual basis.

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

The Remediation phase is more than 99 percent complete. Remediation includes converting source code and replacing or upgrading purchased software and hardware. Remediation is complete for ISS technologies and all critical Enterprise technologies. Remediation for all non-critical Enterprise technologies will continue through November 1999.

The Certification Testing phase addresses validating the performance of ISS and Enterprise technologies in a Year 2000 test environment. The Certification Testing phase also includes validating Year 2000 compliance for critical third party suppliers and service providers. This phase, which is ongoing, overlaps with the Remediation phase. Certification testing for ISS technologies began in November 1998, with critical applications receiving priority. Certification testing for existing ISS critical applications was completed in July 1999. Testing for all ISS applications was completed by the end of September 1999. Certification testing of all critical and non-critical Enterprise technologies began in May 1998. Testing for all critical Enterprise technologies is complete. Testing for all non-critical Enterprise technologies is scheduled for completion in November 1999. Certification of new systems and recent enhancements to existing systems, as well as the re-certification of all ISS critical systems is underway and will continue through December 3, 1999, which is the end of the last planned testing cycle.

Beginning in late September 1999, BNSF along with the other three major US railroads underwent a Federal Railroad Association sponsored Year 2000 readiness review, conducted by a firm called CACI. Through this assessment, BNSF received a weighted numeric rating placing the Company in the "very low risk" category.

COSTS

As a result of its merger-related systems integration that was completed in 1997, BNSF achieved substantial Year 2000 compliance on its core mainframe systems. Additionally, spending on Year 2000 activities approximates $13 million to date. The current estimate of the total cost of achieving Year 2000 compliance for the Company's ISS and Enterprise technologies is estimated to be approximately $16 million.

YEAR 2000 RISKS AND CONTINGENCY PLANS

Certain BNSF business processes rely on third parties for the efficient functioning of its transportation network. The Association of American Railroads
(AAR) administers systems that benefit all North American railroads and their customers, including interline settlement, shipment tracing and waybill processing. BNSF and other AAR-member railroads are participating in a process to test and certify these systems for Year 2000 compliance. Pilot testing for these systems is complete. Open carrier testing will continue through November 1999. BNSF has developed contingency plans for critical business processes supported by AAR systems.

Certain BNSF routes and resulting revenues are dependent on the use of trackage rights over other railroads, including Union Pacific Corporation, Montana Rail Link and the Arizona and California Railroad. Other BNSF traffic may originate or terminate on other carriers' lines or may otherwise involve use of a foreign connection en route. Approximately 60 percent of units handled by BNSF run over BNSF facilities only. BNSF's traffic levels and revenues could be significantly reduced and/or its operational network significantly impaired through congestion and other factors if other railroads are not able to accommodate BNSF trains or interchange traffic for any extended period of time due to Year 2000 problems. However, as a result of its work with other railroads to address Year 2000 problems on an industry-wide basis, management believes that the possibility of extended failures on other railroads is not significant. During the third quarter, the Company completed an initial evaluation to determine if any of its larger customers have potential Year 2000 problems that could result in reduced traffic for BNSF. Although the initial evaluation did not uncover any material issues, the Company is in the process of reevaluating its larger customers to provide further assurance of their Year 2000 compliance. This process is scheduled for completion in early December 1999.

It is the opinion of management that Year 2000 problems in BNSF's internal information systems and technology infrastructure will not have a materially adverse effect on the results of operations, liquidity or financial position of the Company. However, there can be no assurance that the systems or equipment of other parties which interact with BNSF's systems will be compliant on a timely basis. BNSF believes that the failure of systems or equipment of one or more of its key third parties or customers is the most reasonably likely worst case Year 2000 scenario, and that an extended failure could have a material adverse effect on the results of operations, liquidity or financial position of the Company. Where appropriate, BNSF has developed contingency plans in the event that BNSF's key third parties do not become Year 2000 compliant on a timely basis, which effort includes the formalization of existing disaster recovery plans.

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

Labor

The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees has begun. As before, wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have traditionally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements are not amendable until January 1, 2000, and will remain in effect until new agreements are reached or the Railway Labor Act's procedures are exhausted.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for the Company's fiscal year 2001; however, early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability or an unrecognized firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income to the extent it offsets changes in the cash flows related to the variable rate asset, liability or forecasted transaction, with the difference reported in current period earnings. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings.

The Company is currently evaluating SFAS No. 133 and whether it will adopt this pronouncement prior to the effective date. Based on interest rate and fuel hedging instruments outstanding at September 30, 1999, and previously deferred gains and losses from past interest rate hedging transactions, all of which are cash flow hedge transactions, the Company currently estimates that the impact of SFAS No. 133 would result in a net of tax cumulative-effect credit to accumulated other comprehensive deficit of approximately $32 million if adopted September 30, 1999. The Company is presently evaluating the impact SFAS No. 133 will have on its ongoing results of operations.

Forward-Looking Information

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

To the extent that all other statements made by the Company relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, general economic downturns, which may limit demand and pricing; labor matters and stoppages, which may affect the costs and feasibility of certain operations; competition and commodity concentrations, which may affect traffic and pricing levels; and severe weather conditions and natural occurrences such as floods and earthquakes.

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

COMMODITY PRICE SENSITIVITY

As discussed in Note 5 to the Company's consolidated financial statements, BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of September 30, 1999. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

                                                                    September 30, 1999
                                           -----------------------------------------------------------------------
                                                          Maturity Date                                     Fair
                                           -------------------------------------------
                                           1999         2000         2001         2002       Total        Value (1)
                                           ----         ----         ----         ----       -----        ---------
Diesel Fuel Swaps:
    Gallons (in millions)                   227          491          277          101         1,096            $34
    Weighted average price per            $0.48        $0.50        $0.49        $0.50        $ 0.49              -
    gallon

(1) Represents unrecognized gain (in millions) based on the price of Gulf Coast #2 heating oil.

TREASURY LOCK TRANSACTIONS

As discussed in Note 5 to the Company's consolidated financial statements, in anticipation of future debt issuances, BNSF has entered into treasury lock transactions, based on the 10-year and 30-year U.S. treasury rates, as reflected in the following table as of September 30, 1999. The interest rates in the table below exclude a credit spread which will be determined at the time of the actual debt issuance and will be included in the all-in interest rate. Components of the Company's total cost of borrowing include the all-in interest rate and any debt issuance costs.

                                                                    September 30, 1999
                                                        ---------------------------------------------
                                                            Maturity Date
                                                        --------------------
                                                                                              Fair
                                                         2000        2001         Total     Value (1)
                                                        -----      -------     ---------   -----------
Fixed Rate Treasury Locks (in millions)                  $ 200       $ 200        $ 400        $49
Average Pay Rate                                          4.80%       4.84%        4.82%         -

(1) Represents unrecognized gain (in millions).

                           PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   A.    Exhibits

         See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

   B.    Reports on Form 8-K

         The Registrant has filed one Current Report on Form 8-K since those reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1999:

         On August 18, 1999, the Registrant filed a Current Report on Form 8-K (Date of earliest event reported: August 16, 1999), which referenced under Item 5, Other Events, the Company's repurchase of 4,345,000 shares of its common stock from Alleghany Corporation as part of its previously announced share repurchase program.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           BURLINGTON NORTHERN SANTA FE CORPORATION
                           (Registrant)


                           By: /s/ Dennis R. Johnson
                               ----------------------
                               Dennis R. Johnson
                               Vice President and Controller
                               (On behalf of the Registrant and as principal accounting officer)

Fort Worth, Texas
November 15, 1999

                    BURLINGTON NORTHERN SANTA FE CORPORATION

                                 Exhibit Index

10.1      Resignation and Release Agreement

12        Computation of Ratio of Earnings to Fixed Charges

27.1      Financial Data Schedule for the quarter ended September 30, 1999

27.2      Restated Financial Data Schedule for the year ended December 31, 1998