Form 10-K405
period 1999-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2000-03-30
CIK 934612

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   Form 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from    to

                        Commission File Number: 1-11535

                                ---------------

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

                                ---------------

        Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes X   No
                                            ---    ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8.68 billion on February 29, 2000. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Common Stock, $0.01 par value, 441,954,657 shares outstanding as of February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the documents from which parts thereof have been incorporated by reference and the part of the Form 10-K into which such information is incorporated:

   Annual Report to Shareholders
    for the fiscal year ended
    December 31, 1999......................................  PARTS I, II, AND IV
   Proxy Statement dated March 23, 2000....................  PART III

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I


Items 1 and 2. Business and Properties....................................    1


Item 3. Legal Proceedings.................................................   10


Item 4. Submission of Matters to a Vote of Security Holders...............   12


EXECUTIVE OFFICERS OF THE REGISTRANT......................................   12


PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters..................................................................   13


Item 6. Selected Financial Data...........................................   13


Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   13


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......   13


Item 8. Financial Statements and Supplementary Data.......................   17


Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................   17


PART III


Item 10. Directors and Executive Officers of the Registrant...............   17


Item 11. Executive Compensation...........................................   17


Item 12. Security Ownership of Certain Beneficial Owners and Management...   17


Item 13. Certain Relationships and Related Transactions...................   17


PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   18


SIGNATURES................................................................  S-1


REPORT OF INDEPENDENT ACCOUNTANTS AND CONSOLIDATED FINANCIAL
 STATEMENT SCHEDULE.......................................................  F-1


EXHIBITS..................................................................  E-1

                                     PART I

ITEMS 1. and 2. Business and Properties

   Burlington Northern Santa Fe Corporation ("BNSF" or "Company") was incorporated in the State of Delaware on December 16, 1994. On September 22, 1995, the stockholders of Burlington Northern Inc. ("BNI") and Santa Fe Pacific Corporation ("SFP") became the stockholders of BNSF pursuant to a business combination of the two companies. To effect the combination, BNSF was formed to act as the parent holding company of BNI and SFP. BNI and SFP each owned a large, Class I railroad: Burlington Northern Railroad Company ("BNRR") and The Atchison, Topeka and Santa Fe Railway Company ("ATSF"), respectively.

   On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, ATSF merged with and into BNRR, and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company ("BNSF Railway"). On January 2, 1998, SFP merged with and into BNSF Railway.

   Through March 6, 1998, BNSF also had an equity interest in Santa Fe Pacific Pipeline Partners, L.P. and its operating subsidiary, which operated a 3,300-mile refined petroleum products pipeline system in six western and southwestern states, substantially all of which interest has now been sold. See the discussion in Note 3 to the Consolidated Financial Statements on pages 35-36 of BNSF's 1999 Annual Report to Shareholders, which information is hereby incorporated by reference.

   Through its subsidiaries, BNSF is engaged primarily in the rail transportation business. At December 31, 1999, BNSF and its subsidiaries had approximately 41,600 employees. The rail operations of BNSF Railway, BNSF's principal operating subsidiary, comprise one of the largest railroad systems in the United States. BNSF Railway's business and operations are described below.

   On December 18, 1999, BNSF and Canadian National Railway Company ("CN") entered into an agreement to combine their companies ("Combination"). Pursuant to the Amended and Restated Combination Agreement dated as of December 18, 1999 by and among BNSF, CN, North American Railways, Inc. ("North American Railways") and Western Merger Sub, Inc. (The "Combination Agreement"), the combined enterprise will consist of two public companies--North American Railways and CN--to comply with Canadian requirements prohibiting any person and that person's associates from owning more than 15 percent of the voting rights in CN and to ensure that the combination will be tax-efficient for each company's shareholders. Upon completion of the combination, BNSF will be a wholly owned subsidiary of North American Railways. All shareholders will have voting interests in both North American Railways and CN and economic interests in the combined companies. Further, upon completion of the combination each of the boards of directors of North American Railways and CN will be identical and will initially consist of six directors named by BNSF, six directors named by CN, and three directors named jointly. Completion of the combination requires approval of the shareholders of BNSF and CN. The combination is also subject to approval of the United States Surface Transportation Board ("STB"), compliance with the Competition Act (Canada), and approval by the Quebec Superior Court. See the discussion under "Proposed Combination With Canadian National Railway Company" in Note 1 to the Consolidated Financial Statements on pages 34-35 of BNSF's 1999 Annual Report to Shareholders, which information is hereby incorporated by reference.

   On March 17, 2000, the STB served a Decision (STB Ex Parte No. 582) directing Class I railroads to suspend activity relating to any railroad transaction that would be deemed a "major transaction" under STB regulations, "pending development of new rules" by the STB governing merger transactions. The Decision followed a four-day hearing that ended March 10, 2000, which the STB held to discuss the impact of future rail consolidations on the present and future structure of the rail industry and what the evolving structure of the North American railroad industry should be. The Decision stated that no filings relating to a major railroad transaction will be accepted for 15 months. The Decision also suspended the Notice of Intent to File Railroad Control Application that had been filed by BNSF and CN on December 20, 1999, giving notice of their intent to file a joint application for STB approval of their proposed rail combination on or after March 20, 2000.

   On March 17, 2000, BNSF, CN, and the Western Coal Traffic League filed petitions for review of the STB's March 17, 2000 Decision in the United States Court of Appeals for the District of Columbia Circuit. On March 20, 2000, BNSF filed a petition for stay pending judicial review with the STB. In the stay petition, BNSF argued that the STB lacks statutory authority to impose a moratorium on the filing of railroad applications, failed to observe required procedures before entering its moratorium, and could not suspend the Notice of Intent to File Railroad Application without conducting an adjudicatory proceeding. BNSF also argued that during the pendency of the stay, the Board should accept the BNSF/CN control application and should review it within the statutorily prescribed 16-month period. In the absence of action by the STB on the petition for a stay by March 29, 2000, BNSF filed on that date a motion for stay pending judicial review in the United States Court of Appeals for the District of Columbia Circuit, seeking similar relief to the petition for a stay filed with the STB.

   A special meeting for BNSF shareholders to vote on the proposed Combination has been postponed in light of the STB's March 17, 2000 Decision. The rescheduling of the special meeting will depend on the resolution of some or all of the litigation matters concerning the Combination described above and under Item 3, Legal Proceedings in this Form 10-K.

Track Configuration

   BNSF Railway operates over a railroad system consisting of, at December 31, 1999, approximately 33,500 route miles of track (excluding second, third and fourth main tracks, yard tracks, and sidings), approximately 25,000 miles of which are owned route miles, including easements, through 28 states and two Canadian provinces. Approximately 7,700 route miles of BNSF Railway's system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over another railroad's tracks. BNSF Railway operates over other trackage through lease or contractual arrangements.

   As of December 31, 1999, the total BNSF Railway system, including first, second, third and fourth main tracks, yard tracks, and sidings, consisted of approximately 51,000 operated miles of track, all of which were owned by or held under easement by BNSF Railway except for approximately 8,500 miles operated under trackage rights agreements with other parties. At December 31, 1999, approximately 26,300 miles of BNSF Railway's track consisted of 112-pound per yard or heavier rail, including approximately 18,400 track miles of 131-pound per yard or heavier rail.

Equipment Configuration

   BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock as of the dates shown below:

                                                              At December 31,
                                                            --------------------
                                                             1999   1998   1997
                                                            ------ ------ ------
   Diesel Locomotives......................................  5,095  4,992  4,697
                                                            ====== ====== ======
   Locomotives Under Power Purchase Agreements.............     99     99    196
                                                            ====== ====== ======
   Freight Cars:
     Box-general purpose...................................    913    948  1,042
     Box-specially equipped................................ 10,111 10,295 10,533
     Open Hopper........................................... 10,287 10,772 10,617
     Covered Hopper........................................ 45,463 44,643 43,145
     Gondola............................................... 12,753 12,427 11,845
     Refrigerator..........................................  6,236  6,476  6,606
     Autorack..............................................  4,799  3,304  3,588
     Flat..................................................  6,468  6,289  5,454
     Tank..................................................    482    489    491
     Caboose...............................................    319    351    389
     Other.................................................    728    729    732
                                                            ------ ------ ------
     Total Freight Cars.................................... 98,559 96,723 94,442
                                                            ====== ====== ======
   Domestic Containers..................................... 11,019  9,849 15,513
   Trailers................................................  2,213  2,410    721
   Domestic Chassis........................................  9,406  9,409  5,152
   Company Service Cars....................................  4,399  4,685  5,196
   Commuter Passenger Cars.................................    141    141    141

   In addition to the chassis, containers, trailers, and freight cars shown above, BNSF Railway had under short-term leases 19,692 chassis, 15,420 containers, 4,764 trailers, and 810 freight cars at December 31, 1999. The average age from date of manufacture of the locomotive fleet at December 31, 1999 was 11.46 years; the average age from date of manufacture or remanufacture of the freight car fleet at December 31, 1999 was 21.66 years. These averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance

   BNSF Railway capital expenditures for the periods indicated were as follows:

                                                           Year Ended December
                                                                   31,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
                                                              (in millions)
   Maintenance of Way
     Rail................................................. $  256 $  238 $  286
     Ties.................................................    170    220    231
     Surfacing............................................    130    136    124
     Other................................................    305    303    317
                                                           ------ ------ ------
       Total Maintenance of Way...........................    861    897    958
   Mechanical.............................................    240    243    198
   Information Services...................................     74     76     38
   Other..................................................    114    104     83
                                                           ------ ------ ------
     Total Maintenance of Business........................  1,289  1,320  1,277
   New Locomotives and Freight Cars.......................    261    340    374
   Terminal and Line Expansion............................    233    487    428
   Other Projects.........................................      5    --     103
                                                           ------ ------ ------
   Total Capital Expenditures............................. $1,788 $2,147 $2,182
                                                           ====== ====== ======

   The above table does not include expenditures for equipment financed through operating leases (principally locomotives and rolling stock). BNSF's planned 2000 cash capital commitments and total capital commitments (including equipment obtained through operating leases) approximate $1.5 billion and $1.7 billion, respectively. Approximately $1.5 billion of the total planned capital commitments will be for maintenance of business activities, primarily consisting of expenditures to maintain BNSF's track, signals, bridges and tunnels, as well as to overhaul locomotives and freight cars and to acquire new replacement locomotives, with the remaining to be spent on terminal and line expansions and other projects.

   As of December 31, 1999, General Electric Company, the Electro-Motive Division of General Motors Corporation, and Boise Locomotive Corporation performed locomotive maintenance and overhauls for BNSF Railway under various maintenance agreements that covered approximately 2,900 locomotives. These agreements require the work to be done at BNSF Railway's facilities using BNSF Railway employees.

   The majority of maintenance of way expenditures for track has been for rail and tie refurbishment and track resurfacing. The extent of the BNSF Railway track maintenance program is depicted in the following table:

                                                                 Year Ended
                                                                December 31,
                                                            --------------------
                                                             1999   1998   1997
                                                            ------ ------ ------
   Track miles of rail laid (1)............................    926  1,029  1,035
   Cross ties inserted (thousands)(1)......................  2,365  2,452  2,941
   Track resurfaced (miles)................................ 10,505 12,383 12,430

--------
(1) Includes both maintenance of way for the existing route system and expansion projects.

   BNSF Railway's planned 2000 track maintenance of way program, together with expansion projects, will result in the installation of approximately 725 track miles of rail, the replacement of about 2.5 million ties and the resurfacing of approximately 11,600 miles of track.

Property and Facilities

   BNSF Railway operates facilities and equipment to maintain its track, locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 38 major intermodal hubs located across the system and three intermodal hub centers off-line used in connection with haulage agreements with other railroads. BNSF Railway's largest intermodal facilities in terms of 1999 volume are:

       Intermodal Facilities                                              Units
       ---------------------                                             -------
       Hobart Yard (Los Angeles)........................................ 988,000
       Corwith Yard (Chicago)........................................... 732,000
       Willow Springs (Illinois)........................................ 678,000
       Alliance (Texas)................................................. 413,000
       Chicago Hub Center............................................... 405,000
       San Bernardino (California)...................................... 328,000
       Seattle International Gateway (Washington)....................... 247,000

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

   BNSF Railway's largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

                                                                  Daily Average
       Classification Yard                                        Cars Processed
       -------------------                                        --------------
       Argentine (Kansas)........................................     2,070
       Galesburg (Illinois)......................................     1,570
       Pasco (Washington)........................................     1,420
       Northtown (Minnesota).....................................     1,290
       Memphis (Tennessee).......................................     1,270
       Barstow (California)......................................     1,230

   Certain BNSF Railway properties and other assets are subject to liens securing, as of December 31, 1999, $503 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and leases, as referred to in Note 8 to the Consolidated Financial Statements on pages 37-38 of BNSF's 1999 Annual Report to Shareholders, which information is hereby incorporated by reference.

Employees and Labor Relations

   Productivity as measured by revenue ton miles per employee has risen steadily in the last three years, while compensation and benefits expense per revenue ton mile decreased over the same period, as shown in the table below.

                                                            Year Ended December
                                                                    31,
                                                            -------------------
                                                             1999   1998  1997
                                                            ------ ------ -----
   Thousand revenue ton-miles divided by average number of
    employees.............................................  11,435 10,576 9,769
   Compensation and benefits expense per thousand revenue
    ton-miles.............................................   $5.68  $6.00 $6.30

   Approximately 88 percent of BNSF Railway employees are union-represented. They work under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees has begun. As during the previous round five years ago, wages, health and welfare benefits, work rules, and other issues are being addressed through industry-wide negotiations. These negotiations have traditionally taken place over a number of months and have previously not resulted in any extended work stoppages. The major collective bargaining agreements reached in 1995 and 1996 as a result of industry-wide labor contract negotiations remained in effect on December 31, 1999 and will continue in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached.

   Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway's contributions under the Railroad Retirement System are approximately triple those in industries covered by Social Security.

   Railroad industry personnel are also covered by the Federal Employers' Liability Act ("FELA") rather than by state workers' compensation systems. FELA is a fault-based system, with compensation for injuries settled by negotiation and litigation, not subject to specific statutory limitations on the amount of recovery. By contrast, most other industries are covered under state no-fault workers' compensation plans with standard compensation schedules. BNSF Railway believes it has adequate recorded liabilities for its FELA claims. However, the ultimate costs of these FELA claims are uncertain and the actual costs could be significantly higher than anticipated.

Business Mix

   In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a wide range of products and commodities derived from manufacturing, agricultural, and natural resource industries. Accordingly, its financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels.

   Major markets served directly by BNSF Railway include Albuquerque, Amarillo, Billings, Birmingham, Cheyenne, Chicago, Corpus Christi, Dallas, Denver, Des Moines, Duluth/Superior, El Paso, Fargo/Moorhead, Fort Worth, Fresno/Bakersfield, Galveston, Houston, Kansas City, Lake Charles, Lincoln, Little Rock/Pine Bluff, Los Angeles, Memphis, Mobile, New Orleans, Oklahoma City, Omaha, Phoenix, Portland, Reno/Sparks, Salt Lake City/Ogden, San Antonio, San Diego, the San Francisco Bay area, the San Joaquin Valley area, St. Louis, St. Paul/Minneapolis, Seattle, Spokane, Springfield (Missouri), Tacoma, Tulsa, Waco, Wichita, Vancouver (British Columbia), and Winnipeg (Manitoba). Other major cities are served through Intermodal Market Extension terminals located at various off-line points. Major ports served include Beaumont, Brownsville, Corpus Christi, Galveston, Houston, Kalama, Long Beach, Longview, Los Angeles, Mobile, New Orleans, Portland, Richmond (Oakland), San Diego, Seattle, Duluth/Superior, Tacoma, Vancouver (Washington), and Vancouver (British Columbia). Canadian traffic is accessed through border crossings in Minnesota, North Dakota, Montana, and Washington, as well as through interchange with Canadian railroads at Chicago, Minneapolis/St. Paul, and other gateways. BNSF Railway also accesses the Mexican market through the United States/Mexico crossings at Brownsville, Eagle Pass and El Paso, Texas and San Diego, California and, through an interline agreement with the Texas Mexican Railway Company, BNSF Railway reaches Laredo, Texas, a major rail gateway between the U.S. and Mexico.

   Carload. The carload freight business provided approximately 28 percent of revenues in 1999. Carload 1999 results include revenue from five types of business:

  . Chemicals. The chemicals business is composed of fertilizer, petroleum, plastics and chemical commodities. Chemicals and plastics resins are transported for industrial and agricultural use. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks to produce other chemical and plastic products. Agricultural minerals include sulphur that generally moves to the Gulf Coast and from there via vessels to Florida and overseas markets for use in making phosphatic fertilizers. Potash is transported to domestic markets and to export points for markets in Canada, Mexico, and overseas.

  . Forest Products. The primary forest product commodities transported are lumber, plywood, oriented strand board, paper products, pulpmill feedstock, and wood pulp. Based on carloadings and tonnage hauled, BNSF Railway is the largest rail transporter of forest products in the United States. Commodity origins are primarily from the Pacific Northwest, upper Midwest, and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper, and industrial packaging.

  . Metals. The Metals business serves virtually all of the commodities included in or resulting from the production of steel. Taconite, an iron ore derivative produced in northern Minnesota, scrap steel, and coal coke are BNSF Railway's primary input products, while finished steel products range from structural beams and steel coils to wire and nails. BNSF Railway also hauls both ferrous and non-ferrous products including recyclable metals. BNSF Railway links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams, and coiled rod to the construction industry. Various non-ferrous products such as copper, lead, and aluminum are transported for the beverage, automotive, and telecommunications industries.

  . Minerals and Machinery. Mineral commodities include clays, sands, cements, aggregates, sodium compounds, waste and other industrial minerals. Both the oil and the construction industries are served. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, is moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and for use in foundry and oil drilling applications. Shipments of waste, ranging from municipal waste to contaminated soil, are transported to landfills and reclamation centers across the country. Machinery includes aircraft parts, agricultural and construction machinery, military equipment and large industrial machinery.

  . Consumer Goods (Perishables and Dry Boxcar). Beverages, canned goods, and perishables are the principal food commodities moved by BNSF Railway. Other consumer goods handled include cotton, salt, rubber and tires, and miscellaneous boxcar shipments.

   Intermodal. The intermodal freight business provided approximately 28 percent of revenues in 1999 and consists of the hauling of freight, usually in containers or truck trailers, through a combination of different modes of transportation such as rail, truck or water carriers. The intermodal business is highly service-driven, and in many cases truck carriers and railroads work jointly to provide intermodal service.

   Intermodal 1999 results include revenue from four types of business:

  . Direct Marketing. Direct marketing efforts resulted in approximately 35 percent of total intermodal revenue. These center around traffic contracted from United Parcel Service and the United States Postal Service, and service for nationwide LTL (Less-Than-Truckload) carriers including Yellow Freight, Roadway Express, and Consolidated Freightways.

  . International. International business consists primarily of traffic from steamship companies and accounted for approximately 31 percent of intermodal revenues.

  . Intermodal Marketing Companies. Approximately 19 percent of total intermodal revenue was generated through intermodal marketing companies, primarily shipper agents and consolidators.

  . Truckload. Truckload traffic represented approximately 15 percent of total intermodal revenue. The joint service arrangement with J.B. Hunt, referred to as Quantum, represented the largest truckload component, while Schneider National was the next largest.

   Coal. Based on carloadings and tons hauled, BNSF Railway is the largest transporter of western low-sulfur coal in the United States, and the transportation of coal contributed about 24 percent to 1999 revenues. Approximately 90 percent of BNSF Railway's coal traffic originated in the Powder River Basin of Wyoming and Montana during the three years ended December 31, 1999. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States.

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

   Agricultural Commodities. The transportation of agricultural commodities provided approximately 15 percent of 1999 revenues and includes wheat, corn, bulk foods, soybeans, oil seeds and meals, barley, oats and rye, feeds, flour and mill products, milo, oils, specialty grains, and malt. The BNSF Railway system is strategically located to serve the grain-producing regions of the Midwest and Great Plains. In addition to serving most grain-producing areas, BNSF Railway serves most major terminal, storage, feeding and food-processing locations. Furthermore, BNSF Railway has access to major export markets in the Pacific Northwest, western Great Lakes, and Texas Gulf regions, and in Mexico.

   Automotive. The transportation of both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest provided about five percent of 1999 revenues.

   Freight Statistics. The following tables set forth certain freight statistics relating to rail operations for the periods indicated. Certain amounts have been reclassified to reflect changes in the business groups for years prior to 1999 and to conform to current year presentation.

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
   Revenue ton-miles (millions)......................... 487,756 469,045 424,588
   Freight revenue per thousand revenue ton-miles.......  $18.60  $19.03  $19.71
   Average haul per ton (miles).........................     983     970     935

Revenues

                                                           Year Ended December
                                                                   31,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
                                                              (in millions)
   Carload................................................ $2,553 $2,588 $2,482
   Intermodal.............................................  2,518  2,437  2,243
   Coal...................................................  2,227  2,239  1,972
   Agricultural Commodities...............................  1,329  1,271  1,248
   Automotive.............................................    443    390    422
                                                           ------ ------ ------
   Total Freight Revenue..................................  9,070  8,925  8,367
   Other Revenue..........................................     30     16      3
                                                           ------ ------ ------
   Total Revenues......................................... $9,100 $8,941 $8,370
                                                           ====== ====== ======

Cars/Units

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
                                                             (in thousands)
   Carload..............................................   1,773   1,801   1,739
   Intermodal...........................................   3,203   3,086   2,811
   Coal.................................................   2,123   2,078   1,862
   Agricultural Commodities.............................     715     689     669
   Automotive...........................................     250     230     264
                                                         ------- ------- -------
   Total Cars/Units.....................................   8,064   7,884   7,345
                                                         ======= ======= =======

Average Revenue Per Car/Unit

                                                           Year Ended December
                                                                   31,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
   Carload................................................ $1,440 $1,437 $1,427
   Intermodal.............................................    786    790    798
   Coal...................................................  1,049  1,077  1,059
   Agricultural Commodities...............................  1,859  1,845  1,865
   Automotive.............................................  1,772  1,696  1,598
   Average Revenue Per Car/Unit...........................  1,125  1,132  1,139

Government Regulation and Legislation

   Rail operations are subject to the regulatory jurisdiction of the STB of the United States Department of Transportation ("DOT"), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration ("OSHA"), and state regulatory agencies. The STB, which is the successor to the Interstate Commerce Commission, has jurisdiction over certain rates, routes, and services, the extension, sale, or abandonment of rail lines, and consolidation or merger with, or acquisition of control of, rail common carriers. The STB has announced that it will soon begin a rulemaking relating to standards to be used in evaluating applications for authority to engage in certain railroad mergers, consolidations, and changes in control that are deemed "major transactions" under STB regulations. Such new standards may affect the ability of rail carriers and parent companies, such as BNSF, to obtain approval of merger, consolidation, or control applications before the STB.

   DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise pre-empted by federal law.

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

   Many of BNSF Railway's land holdings are and have been used for industrial or transportation related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. For further discussion, reference is made to Note 11 to the Consolidated Financial Statements on pages 39-40 of BNSF's 1999 Annual Report to Shareholders, which information is hereby incorporated by reference.

Competition

   The business environment in which BNSF Railway operates remains highly competitive. Depending on the specific market, deregulated motor carriers, other railroads and river barges may exert pressure on price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF Railway and other railroads continue to develop and implement operating efficiencies to improve productivity.

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

   In 1998, BNSF Railway and UP entered into an agreement to exchange half interests in the two pieces of the former Southern Pacific Transportation Company ("SP") rail line between Houston and New Orleans which are separately owned by the two railroads. Both railroads now have access to all customers, including chemical, steel, gas and other companies, along the entire line, including on connecting former SP branch lines. The two railroads set up a joint regional dispatching center at Spring, Texas in March 1998 for much of their Gulf Coast train operations to better coordinate train flows in and through Houston. In February 1999, BNSF Railway and UP agreed to coordinate dispatching operations covering Southern California, the Kansas City area, and the Powder River Basin of Wyoming.

   The STB approved the carve-up of Consolidated Rail Corporation ("Conrail") between CSX Corporation and Norfolk Southern Corporation which was implemented in 1999. CSX and Norfolk Southern operate the two largest rail systems in the eastern United States. Also, in 1999, CN acquired Illinois Central Corporation ("IC"). CN is Canada's largest railroad and reaches the U.S. cities of Detroit, Buffalo, Duluth, and Chicago, while IC has operations extending from Chicago to the Gulf of Mexico, and west through Iowa to Council Bluffs and Sioux City. See the discussion in Item 3, Legal Proceedings, regarding the litigation resulting from the March 17, 2000 STB Decision to impose a 15-month moratorium suspending activities relating to major transactions pending development of new rules by the STB for evaluating railroad merger and control proceedings.

ITEM 3. Legal Proceedings

   Set forth below is a description of certain legal proceedings involving BNSF and its subsidiaries.

BNSF/CN Combination

   On December 20, 1999, BNSF and BNSF Railway, together with the Canadian National Railway Company, Grand Trunk Western Railroad Incorporated, and Illinois Central Railroad Company (collectively, "CN") filed their notice of intent to file a railroad control application with the STB. The BNSF/CN common control proceeding was docketed as Finance Docket No. 33842.

   Subsequently, on January 24, 2000, the STB initiated a proceeding to solicit "Public Views on Major Rail Consolidations" and issued a notice of public hearing and request for comments. See Public Views on Major Rail Consolidations, STB Ex Parte No. 582, (STB served January 24, 2000) (hereinafter "January 24, 2000 Decision"). In the January 24, 2000 Decision, the STB stated that the public hearing was "prompted in part by the initiation of, but will be conducted separate and apart from, the BNSF/CN' control proceeding in STB Finance Docket No. 33842. . . . We are aware that, in the wake of the filing of the BNSF/CN notice of intent, there has been a great deal of speculation that the strategic responses of the remaining North American rail carriers to the proposed BNSF/CN transaction will lead to a new round of major railroad consolidations. . . ." January 24, 2000 Decision, slip op. at 2.
The STB noted that "there appears to be strong sentiment for a public review at this time of what the evolving structure of the North American railroad industry is and should be."

   In Ex Parte No. 582, the STB conducted four days of hearings ending March 10, 2000, in which more than 130 persons commented orally (and others supplied written comments). Following the hearing, in a decision served March 17, 2000, the STB entered an order directing "Class I railroads [including BNSF and CN].
 . . . to suspend activity relating to any railroad transaction that would be categorized as a major transaction under 49 CFR 1180.2, pending development of new rules by the Board" for evaluating railroad merger and control proposals. Public Views on Major Rail Consolidations, STB Ex Parte No. 582, (STB served March 17, 2000) ( "March 17, 2000 Decision"), slip op. at 11. The STB further declared that "[n]o filings relating to such a transaction will be accepted for 15 months," and suspended the BNSF/CN notice of intent to file.

   On the same day that the STB's March 17, 2000 Decision was served, BNSF, CN, and the Western Coal Traffic League filed petitions for review challenging the decision in the United States Court of Appeals for the District of Columbia Circuit. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company v. Surface Transportation Board and United States of America, No. 00-1120. CSX Corporation and CSX Transportation, Inc., Canadian Pacific Railway Company and three of its subsidiaries, Norfolk Southern Corporation, Norfolk Southern Railway Company, and Union Pacific Railroad Company have intervened in the D.C. Circuit Court of Appeals cases brought by BNSF, CN, and the Western Coal Traffic League.

   On March 20, 2000, BNSF filed a petition with the STB for a stay pending judicial review of the STB's Decision. In the stay petition, BNSF argued that the STB lacks statutory authority to impose a moratorium on the filing of railroad applications, failed to observe required procedures before entering its moratorium, and could not suspend the Notice of Intent to File Railroad Application without conducting an adjudicatory proceeding. BNSF also argued that during the pendency of the stay, the Board should accept the BNSF/CN control application and should review it within the statutorily prescribed 16-month period. In the absence of action by the STB on the petition for a stay by March 29, 2000, BNSF filed on that date a motion for stay pending judicial review in the United States Court of Appeals for the District of Columbia Circuit, seeking similar relief to the petition for a stay filed with the STB.

Environmental Proceeding

   On December 18, 1995, the State of Illinois filed a Complaint captioned People of the State of Illinois v. Burlington Northern Railroad Company, Beazer East, Inc. and Koppers Industries, Inc. (PCB No. 96-132) before the Illinois Pollution Control Board against BNSF Railway, Beazer East, Inc. and Koppers Industries, Inc. alleging violations of the Illinois Environmental Protection Act with respect to a facility in Galesburg, Illinois. This facility is not operated by BNSF Railway. BNSF Railway, Beazer East, Inc. and the State of Illinois have agreed to settle this matter, with BNSF Railway agreeing to pay $131,000. This matter is now considered terminated.

BNI/SFP Merger-Related Litigation

   Numerous complaints were filed in the Court of Chancery of the State of Delaware arising out of the Agreement and Plan of Merger dated June 29, 1994, as amended, between BNI and SFP alleging the breach of fiduciary duties by SFP's directors and various other claims. On October 14, 1994, the Chancery Court entered an order consolidating 11 purported stockholder class action suits under the heading In Re Santa Fe Pacific Corporation Shareholder Litigation, C.A. No. 13587. See description in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. On May 12, 1999, upon a stipulation of the parties, the Delaware Chancery Court dismissed the lawsuit without prejudice and with the parties to bear their own respective costs. This matter is now considered terminated.

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

   Reference is made to Note 4 to the consolidated financial statements on page 36 of BNSF's 1999 Annual Report to Shareholders for information concerning certain pending administrative appeals with the Internal Revenue Service, which information is hereby incorporated by reference.

ITEM 4. Submission Of Matters To a Vote Of Security Holders

   No matters were submitted by BNSF to a vote of its securities holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

   Listed below are the names, ages, and positions of all executive officers of BNSF (excluding Robert D. Krebs, an executive officer who is also a director of BNSF, information as to whom is included in BNSF's Proxy Statement dated March 23, 2000) and their business experience during the past five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, resignation, or removal.

Thomas N. Hund, 46

   Senior Vice President and Chief Financial Officer since August 1999. Prior to that, Vice President and Controller from September 1995, and Vice President and Controller of SFP from July 1990 to January 1998.

Carl R. Ice, 43

   Senior Vice President-Operations since June 1999. Prior to that, Vice President-Operations North from January 1999, Vice President-Chief Mechanical Officer from December 1996, Vice President-Chief Mechanical Officer of ATSF from January 1996, Vice President-Executive of ATSF from May 1995, and Vice President-Carload Commodities Unit of ATSF from May 1994.

Dennis R. Johnson, 38

   Vice President and Controller since August 1, 1999. Prior to that, Assistant Vice President and Assistant Controller from January 1997, and Assistant Vice President and Assistant Controller for ATSF from January 1992 to December 1996.

Jeffrey R. Moreland, 55

   Senior Vice President-Law and Chief of Staff since February 1998. Prior to that, Senior Vice President-Law and General Counsel from September 1995, and Vice President-Law and General Counsel of SFP from October 1994 to January 1998.

Matthew K. Rose, 40

   President and Chief Operating Officer since June 1999. Prior to that, Senior Vice President and Chief Operations Officer from August 1997, Senior Vice President-Merchandise Business Unit from May 1996, Vice President-Chemicals and Plastics of ATSF and BNRR from January 1996, and Vice President, South Region Field Marketing of BNRR from January 1995.

Charles L. Schultz, 52

   Executive Vice President and Chief Marketing Officer since June 1, 1999. Prior to that, Senior Vice President-Intermodal and Automotive Business Unit since February 1996, Vice President-Intermodal of ATSF and BNRR from September 1995, and Vice President-Intermodal of ATSF from January 1994.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

   BNSF's common stock is listed on the New York Stock Exchange under the symbol "BNI." The common stock is also listed on the Chicago Stock Exchange and Pacific Exchange. Information as to the high and low sales prices of such stock for the two years ending December 31, 1999, and the frequency and amount of dividends declared on such stock during such period, is set forth in Note 15 to the Consolidated Financial Statements on page 44 of BNSF's 1999 Annual Report to Shareholders and such information is hereby incorporated by reference. The approximate number of record holders of the common stock at February 29, 2000 was 46,000.

ITEM 6. Selected Financial Data

   Selected financial data of BNSF for each of the last five fiscal years, and data with respect to the following topics disclosed on page 1 of BNSF's 1999 Annual Report to Shareholders are hereby incorporated by reference: Revenues; Operating income; Income before extraordinary item and cumulative effect of change in accounting method; Accounting change/Extraordinary item; Net income; Basic earnings per share; Diluted earnings per share; Dividends declared per common share; Total assets; and Long-term debt and commercial paper, including current portion.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 19 through 28 of BNSF's 1999 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   In the ordinary course of business, BNSF utilizes various financial instruments, which inherently have some degree of market risk. The quantitative information presented below and the additional qualitative information presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and Notes 8, 10, and 14 of the Consolidated Financial Statements contained in the 1999 Annual Report to Shareholders describe significant aspects of BNSF's financial instrument programs which have a material market risk.

Interest Rate Sensitivity

   The tables below provide information about BNSF's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations as of December 31, 1999 and 1998. For debt obligations, the tables present principal cash flows and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

 Current and Long-term Debt

                                           December 31, 1999
                         -----------------------------------------------------------
                                    Maturity Date
                         ----------------------------------------
                         2000  2001  2002  2003  2004  Thereafter Total   Fair Value
                         ----  ----  ----  ----  ----  ---------- ------  ----------
Fixed Rate Debt (in
 millions).............. $158  $233  $285  $141  $241    $4,282   $5,340    $5,159
Average Interest Rate...  6.5%  7.7%  7.1%  7.2%  7.7%      7.0%     7.1%      --
Variable Rate Debt (in
 millions)..............  --    --    --    --   $473       --    $  473    $  473
Average Interest Rate...  --    --    --    --    7.0%      --       7.0%      --

                                           December 31, 1998
                         -----------------------------------------------------------
                                    Maturity Date
                         ----------------------------------------
                         2000  2001  2002  2003  2004  Thereafter Total   Fair Value
                         ----  ----  ----  ----  ----  ---------- ------  ----------
Fixed Rate Debt (in
 millions).............. $268  $146  $222  $248  $130    $3,946   $4,960    $5,216
Average Interest Rate...  7.4%  6.5%  7.8%  7.1%  7.2%      7.1%     7.1%      --
Variable Rate Debt (in
 millions)..............  --    --    --   $496   --        --    $  496    $  496
Average Interest Rate...  --    --    --    5.4%  --        --       5.4%      --

   BNSF has included $473 million in 2004 maturities and $471 million in 2002 maturities of commercial paper borrowings in the 1999 and 1998 tables, respectively. The commercial paper program is supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements which were renewed and extended effective June 28, 1999, allow borrowings of up to $750 million on a short-term basis and $750 million on a long-term basis. The commitments of the lenders under short-term and long-term agreements are scheduled to expire in June 2000 and June 2004, respectively. BNSF classified commercial paper borrowings as long-term debt in the consolidated balance sheet at December 31, 1999 and 1998.

   In addition, maturities in 2000 included in the 1999 and 1998 tables exclude $100 million of 6.1 percent notes due 2027 for which a put option on the notes was exercised at the option of the holders on February 28, 2000. Maturities in 2001 exclude $100 million of 6.1 percent notes due 2031, which will either be remarketed by the holder of a call option on the debt and mature in 2031 or will otherwise be repurchased by the Company in 2001. Maturities in 2003 exclude $175 million of 6.5 percent notes due 2037, which may be redeemed in 2003 at the option of the holder.

   In March 1999, BNSF issued $200 million of 6.1 percent notes due March 2009 and $200 million of 6.8 percent debentures due March 2029 under the February 1999 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of commercial paper. At the time of issuing the $200 million of 6.1 percent notes discussed above, the Company closed out a $100 million treasury lock transaction at a gain of approximately $8 million which has been deferred and is being amortized to interest expense over the 10-year life of the notes.

   In April 1999, the holder of a call option on $200 million of the Company's puttable reset debentures due 2029 exercised the call option. As a result, on May 13, 1999, the holder repurchased the debentures which were subsequently resold to investors. The interest rate on the debentures was reset to a fixed interest rate of 7.1 percent. The Company did not receive any proceeds from the resale of these debentures; however, the resale of these debentures, along with the $400 million of debt securities issued in March 1999, reduced the amount available for borrowing under the Company's February 1999 shelf registration statement to $500 million.

   During 1999, BNSF Railway entered into equipment obligations totaling $212 million payable from 2000 to 2016 with interest rates ranging from 5.4 percent to 7.0 percent and $60 million of capital lease obligations payable from 2000 to 2016. The capital lease and $137 million of equipment obligations relate to financing transactions involving German investors. In order to comply with the terms of the capital lease and the associated foreign regulations, BNSF Railway simultaneously deposited $60 million with a German bank and pledged this amount as an irrevocable security deposit to be used to pay the capital lease obligations. The capital lease obligation is classified as Long-Term Debt and the security deposit is classified as an Other Asset in the Company's consolidated balance sheet at December 31, 1999.

Interest Rate Swaps

   From time to time, BNSF enters into various interest rate hedging transactions for purposes of managing exposure to fluctuations in interest rates. At December 31, 1999, the Company had no interest rate swap instruments in place. At December 31, 1998, BNSF had entered into swap transactions reflected in the table below, which fixed the interest rate on a portion of its commercial paper debt. These instruments expired in December 1999.

                                                           December 31, 1998
                                                         ----------------------
                                                         Maturity Date   Fair
                                                             1999      Value (1)
                                                         ------------- --------
   Variable to Fixed Swaps (in millions)................     $125        $ (2)
   Average Pay Rate.....................................     6.14%        --
   Average Receive Rate.................................     4.95%        --

--------
(1) Represents unrecognized losses in millions.

Treasury Locks

   In anticipation of future debt issuances, BNSF has entered into treasury lock transactions, based on the 10-year and 30-year U.S. treasury rates as of December 31, 1999 and 1998, which are summarized in the tables below. Additionally, as discussed above, at the time of a March 1999 debt issuance, BNSF closed out the $100 million treasury lock transaction scheduled to expire in 1999 at a gain of approximately $8 million.

                                                       December 31, 1999
                                                    ---------------------------
                                                    Maturity
                                                      Date
                                                    ----------           Fair
                                                    2000  2001  Total  Value (1)
                                                    ----  ----  -----  --------
   Fixed Rate Treasury Locks (in millions)......... $200  $200  $400     $ 62
   Average Pay Rate................................ 4.80% 4.84% 4.82%     --

                                                       December 31, 1998
                                                 ---------------------------------
                                                 Maturity Date
                                                 ----------------           Fair
                                                 1999  2000  2001  Total  Value (1)
                                                 ----  ----  ----  -----  --------
             Fixed Rate Treasury
              Locks (in millions)....            $100  $200  $200  $500     $ 19
             Average Pay Rate........            4.37% 4.80% 4.84% 4.73%     --

--------
(1) Represents unrecognized gains in millions.

Commodity Price Sensitivity

   Fuel expense historically approximates 10 percent of total operating expenses. Due to the significance of diesel fuel expense to the operations of the railroad and the historical volatility of fuel prices, BNSF has established a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect BNSF's operating margins and overall profitability from adverse fuel price changes. However, to the extent BNSF hedges portions of its fuel purchases, it will not realize the impact of decreases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of these hedging instruments are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used.

   Swap transactions are typically based on the price of pipeline delivery of Gulf Coast #2 heating oil and require BNSF to purchase a defined quantity at a defined price. Swap transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices of diesel fuel and Gulf Coast #2 heating oil.

   The tables below provide information about BNSF's diesel fuel hedging instruments that are sensitive to changes in commodity prices. The tables present notional amounts in gallons and the weighted average contract price by contractual maturity date. The prices included in the tables do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

                                                       December 31, 1999
                                               ---------------------------------
                                                 Maturity Date
                                               -----------------         Fair
                                               2000  2001  2002  Total Value (1)
                                               ----- ----- ----- ----- ---------
   Diesel Fuel Swaps:
     Gallons (in millions)....................   491   277   101   869   $ 37
     Weighted average price per gallon........ $0.50 $0.49 $0.50 $0.50    --

                                                    December 31, 1998
                                         ---------------------------------------
                                              Maturity Date
                                         -----------------------         Fair
                                         1999  2000  2001  2002  Total Value (1)
                                         ----- ----- ----- ----- ----- ---------
   Diesel Fuel Swaps:
     Gallons (in millions)..............   907   491   277   101 1,776   $(174)
     Weighted average price
      per gallon........................ $0.48 $0.50 $0.49 $0.50 $0.49     --

--------
(1) Represents unrecognized gains (losses) (in millions) based on the price of Gulf Coast #2 heating oil.

   Additionally, at December 31, 1999 and 1998, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF's overall financial position and therefore represent no significant market exposure.

Equity Price Sensitivity

   An equity put option is a financial instrument whereby BNSF receives an upfront cash premium for granting another party the option to sell a defined number of BNSF shares to the Company at a fixed price on a specified future date. The Company considers the sale of equity put options as a method to acquire its common stock at a share price consistent with its share repurchase strategy and potentially reduce the all-in cost of the program. The Company's risk is that it may be required to purchase shares at a specified price that is higher than the common stock price at the exercise date of the equity put option. The Company has the ability to settle its equity put option transactions on a net share or net cash basis and accounts for the effects of these transactions within stockholders' equity. The number of shares subject to outstanding put options sold by the Company cannot exceed the amount of remaining shares the Board of Directors has authorized for repurchase.

   During the second and third quarters of 1998, BNSF sold equity put options for 3 million shares of the Company's common stock to an independent third party and received cash proceeds of $2.2 million. The option contracts had exercise prices ranging from $29.00 to $30.00 per share with expiration dates ranging from November 1998 to February 1999. These options expired unexercised. In April 1999, BNSF sold equity put options for 100,000 shares of BNSF common stock to an independent third party and received cash proceeds of $135,000. The third party exercised the options on October 12, 1999, which resulted in the Company purchasing 100,000 shares of its common stock at $29 per share. As of December 31, 1999 there were no equity put options outstanding.

   The table below presents the notional amount in shares of BNSF common stock and the contract price by contractual maturity date of equity put options outstanding at December 31, 1998.

                                                              December 31, 1998
                                                             -------------------
                                                             Maturity Date
                                                             ------------- Fair
                                                                 1999      Value
                                                             ------------- -----
       Contract Number of Shares............................   1,200,000   $  0
       Option Strike Price.................................. $29.67 to $30  --

ITEM 8.  Financial Statements and Supplementary Data

   The consolidated financial statements of BNSF and subsidiary companies, together with the reports thereon, appearing in Part IV of this Report on Form 10-K and on pages 29 through 44 of BNSF's 1999 Annual Report to Shareholders, are hereby incorporated by reference.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

   Information concerning the directors of BNSF is provided on pages 4-6 under the heading "NOMINEES FOR DIRECTORS" of BNSF's proxy statement dated March 23, 2000, and the information under that heading is hereby incorporated by reference.

   Information concerning the executive officers of BNSF (excluding one executive officer who is also a director of BNSF) is included in Part I of this Report.

   Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is provided on page 7 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in BNSF's Proxy Statement dated March 23, 2000, and the information under that heading is hereby incorporated by reference.

ITEM 11. Executive Compensation

   Information concerning the compensation of directors and executive officers of BNSF is provided on page 9 under the heading "Directors' Compensation" and pages 19-25 under the headings "Summary Compensation Table," "Stock Option Grants in 1999," "Aggregated 1999 Stock Option Exercises and Year-End Option Values," "Pension Plans," "Employment Contracts and Change in Control Arrangements" and "Trust Agreements," in BNSF's proxy statement dated March 23, 2000, and the information under those headings is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   Information concerning the ownership of BNSF equity securities by certain beneficial owners and by management is provided on pages 11-13 under the headings "Certain Beneficial Owners" and "Ownership of Management" in BNSF's proxy statement dated March 23, 2000, and the information under those headings is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions

   Information concerning certain relationships and related transactions is provided on page 10 under the heading "Certain Relationships" of BNSF's proxy statement dated March 23, 2000, and the information under that heading is hereby incorporated by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as a part of this report:

                                                                          Page
                                                                        --------
1.Consolidated Financial Statements:
  Report of PricewaterhouseCoopers LLP................................     [29*]
  Consolidated Statement of Income for the three years ended December
   31, 1999...........................................................     [30*]
  Consolidated Balance Sheet at December 31, 1999 and 1998............     [31*]
  Consolidated Statement of Cash Flows for the three years ended
   December 31, 1999..................................................     [32*]
  Consolidated Statement of Changes In Stockholders' Equity for the
   three years ended December 31, 1999................................     [33*]
  Notes to Consolidated Financial Statements..........................  [34-44*]
--------
(*Incorporated by reference from the indicated pages of BNSF's 1999 Annual
Report to Shareholders.)

2.Consolidated Financial Statement Schedules for the three years ended
 December 31, 1999:
  Report of PricewaterhouseCoopers LLP................................       F-1
  Schedule II--Valuation and Qualifying Accounts......................       F-2

   Schedules other than those listed above are omitted because they are not required or applicable, or the required information is included in the consolidated financial statements or related notes.

3.Exhibits:

   See Index to Exhibits on pages E-1 to E-4 for a description of the exhibits filed as a part of this Report.

   (b) Reports on Form 8-K

   BNSF filed the following Current Reports on Form 8-K during the quarter ended December 31, 1999, or subsequently:

   Current Report on Form 8-K (Date of earliest event reported: February 17, 2000 which referenced under Item 5, Other Events, and filed as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits the following: Amended and Restated Combination Agreement dated as of December 18, 1999 among Burlington Northern Santa Fe Corporation, Canadian National Railway Company, North American Railways, Inc. and Western Merger Sub, Inc., and Stock Option Agreements between Burlington Northern Santa Fe Corporation and Canadian National Railway Company.

   Current Report on Form 8-K (Date of earliest event reported: February 4,
2000), as amended, which referenced under Item 5, Other Events, and filed as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, the following material from the registrant's 1999 Annual Report to Shareholders: Consolidated Financial Highlights; Management's Discussion and Analysis of Financial Condition and Results of Operations; and Consolidated Financial Statements and Footnotes and Report of Management and Report of Independent Accountants thereon, dated February 4, 2000, and one other exhibit.

   Current Report on Form 8-K (Date of earliest event reported: January 20,
2000) which referenced under Item 5, Other Events, and filed as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits an amendment to the registrant's By-laws and the registrant's fourth quarter 1998 and annual earnings press release.

   Current Report on Form 8-K (Date of earliest event reported: December 20,
1999) which referenced under Item 5, Other Events, and filed as exhibits under
Item 7, Financial Statements, Pro Forma Financial Information and Exhibits various exhibits relating to the announcement of the proposed combination between Burlington Northern Santa Fe Corporation and Canadian National Railway Company.

   Current Report on Form 8-K (Date of earliest event reported: December 18,
1999) which referenced under Item 5, Other Events, and filed as exhibits under
Item 7, Financial Statements, Pro Forma Financial Information and Exhibits the following: Combination Agreement dated as of December 18, 1999 among Burlington Northern Santa Fe Corporation, Canadian National Railway Company, North American Railways, Inc. and Western Merger Sub, Inc.; Stock Option Agreements between Burlington Northern Santa Fe Corporation and Canadian National Railway Company; and December 20, 1999 press release announcing the proposed combination.

   Current Report on Form 8-K (Date of earliest event reported: December 18,
1999) which referenced under Item 5, Other Events, and filed as exhibits under
Item 7, Financial Statements, Pro Forma Financial Information and Exhibits the following: Rights Agreement, dated as of December 18, 1999, between Burlington Northern Santa Fe Corporation and First Chicago Trust Company of New York, as Rights Agent; registrant's Certificate of Designations, Preferences and Rights of the Series B Junior Participating Preferred Stock; and press release dated December 22, 1999.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Burlington Northern Santa Fe Corporation and Subsidiaries

   Our audits of the consolidated financial statements referred to in our report dated February 4, 2000 appearing in the 1999 Annual Report to Shareholders of Burlington Northern Santa Fe Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2. of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Fort Worth, Texas
February 4, 2000

                                  SCHEDULE II

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              For the years ended December 31, 1999, 1998 and 1997
                                 (In Millions)

            Column A               Column B  Column C    Column D     Column E
            --------               --------- --------- -------------  ---------
                                    Balance  Additions
                                      at      Charged                  Balance
                                   Beginning    to                    at End of
           Description             of Period  Income   Deductions (1) Period (2)
           -----------             --------- --------- -------------  ---------
December 31, 1999
Personal injury and environmental
 liabilities.....................    $635      $295        $252         $678
                                     ====      ====        ====         ====


December 31, 1998
Personal injury and environmental
 liabilities.....................    $711      $177        $253         $635
                                     ====      ====        ====         ====


December 31, 1997
Personal injury and environmental
 liabilities ....................    $810      $165        $264         $711
                                     ====      ====        ====         ====

--------
(1) Principally represents cash payments
(2) Classified in the consolidated balance sheet as follows:

                                                                 1999 1998 1997
                                                                 ---- ---- ----
   Accounts payable and other current liabilities............... $255 $246 $263
   Casualty and environmental liabilities.......................  423  389  448
                                                                 ---- ---- ----
                                                                 $678 $635 $711
                                                                 ==== ==== ====

                                   SIGNATURES

  Burlington Northern Santa Fe Corporation, pursuant to the requirements of
Section 13 or 15(d) of the Securities Exchange Act of 1934, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BURLINGTON NORTHERN SANTA FE
                                           CORPORATION

                                                    /s/Robert D. Krebs
                                          By: _________________________________
                                                Robert D. Krebs
                                               Chairman and Chief Executive
                                                          Officer

   Dated: March 30, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe Corporation and in the capacities and on the date indicated.

              Signature                         Title

         /s/Robert D. Krebs             Chairman and Chief Executive
-------------------------------------    Officer (Principal Executive
           Robert D. Krebs               Officer), and Director

          /s/Thomas N. Hund             Senior Vice President and Chief
-------------------------------------    Financial Officer (Principal
           Thomas N. Hund                Financial Officer)

        /s/Dennis R. Johnson            Vice President and Controller
-------------------------------------    (Principal Accounting Officer)
          Dennis R. Johnson

       /s/Joseph F. Alibrandi*          Director
-------------------------------------
         Joseph F. Alibrandi

         /s/Jack S. Blanton*            Director
-------------------------------------
           Jack S. Blanton

       /s/John J. Burns, Jr.*           Director
-------------------------------------
         John J. Burns, Jr.

        /s/George Deukmejian*           Director
-------------------------------------
          George Deukmejian

              Signature                         Title

         /s/Bill M. Lindig*             Director
-------------------------------------
           Bill M. Lindig

        /s/Vilma S. Martinez*           Director
-------------------------------------
          Vilma S. Martinez

         /s/Roy S. Roberts*             Director
-------------------------------------
           Roy S. Roberts

         /s/Marc J. Shapiro*            Director
-------------------------------------
           Marc J. Shapiro

         /s/Arnold R. Weber*            Director
-------------------------------------
           Arnold R. Weber

         /s/Robert H. West*             Director
-------------------------------------
           Robert H. West

        /s/J. Steven Whisler*           Director
-------------------------------------
          J. Steven Whisler

    /s/Edward E. Whitacre, Jr.**        Director
-------------------------------------
       Edward E. Whitacre, Jr.

        /s/Ronald B. Woodard*           Director
-------------------------------------
          Ronald B. Woodard

        /s/Michael B. Yanney*           Director
-------------------------------------
          Michael B. Yanney

Dated: March 30, 1999
                                        *By: /s/ Jeffrey R. Moreland
                                             ---------------------------------
                                                 Jeffrey R. Moreland
                                         Senior Vice President-Law and Chief
                                              of Staff Attorney in Fact

                    BURLINGTON NORTHERN SANTA FE CORPORATION

                               INDEX OF EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
   2.1   Amended and Restated Combination Agreement dated as of December 18,
         1999 by and among Burlington Northern Santa Fe Corporation ("BNSF"),
         Canadian National Railway Company, North American Railways, Inc. and
         Western Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to
         BNSF's Current Report on Form 8-K (Date of earliest event reported:
         February 17, 2000).

   3.1 Amended and Restated Certificate of Incorporation of BNSF (amended as of April 21, 1998). Incorporated by reference to Exhibit 3.1 to BNSF's
         Report on Form 10-Q for the quarter ended June 30, 1998.

   3.2   By-Laws of BNSF. Incorporated by reference to Exhibit 3.1 to BNSF's
         Report on Form 10-Q for the quarter ended September 30, 1997.
         Amendment to By-Laws effective January 20, 2000 is incorporated by reference to Exhibit 3.1 to BNSF's Current Report on Form 8-K (Date of earliest event reported: January 20, 2000).

   4.1   Indenture, dated as of December 1, 1995, between BNSF and The First
         National Bank of Chicago, as Trustee. Incorporated by reference to
         Exhibit 4 to BNSF's Registration Statement on Form S-3 (No. 333-
         72013).

   4.2   Form of BNSF's 6 1/8% Notes Due 2009. Incorporated by reference to
         Exhibit 4.2 to BNSF's Report on Form 10-K for the fiscal year ended
         December 31, 1998.

   4.3 Form of BNSF's 6 3/4% Debentures Due 2029. Incorporated by reference to Exhibit 4.3 to BNSF's Report on Form 10-K for the fiscal year ended
         December 31, 1998.

   4.4 Form of BNSF's 6.70% Debenture Due August 1, 2028. Incorporated by reference to BNSF's Report on Form 10-K for the year ended December
         31, 1998.

   4.5 Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed
         10% of BNSF's total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

   4.6   Rights Agreement dated as of December 18, 1999, between Burlington
         Northern Santa Fe Corporation and First Chicago Trust Company of New
         York, as Rights Agent, and Certificate of Designations, Preferences and Rights of the Series B Junior Participating Preferred Stock.
         Incorporated by reference to Exhibits 4.1 and 99.1 to BNSF's Current
         Report on Form 8-K (Date of earliest event reported: December 18,
         1999).

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

  10.3* Burlington Northern Santa Fe Incentive Compensation Plan. Incorporated by reference to BNSF's Registration Statement on Form S-8 (File No.
         33-62835).

  10.4*  Burlington Northern Inc. Senior Executive Survivor Benefit Plan as of
         April 1, 1986. Incorporated by reference to Amendment No. 1 to BNI's
         Report on Form 10-K for the fiscal year ended December 31, 1987.

 Exhibit
 Number                                Description
 -------                               -----------
  10.5*  Burlington Northern Santa Fe Corporation Deferred Compensation Plan,
         as amended and restated effective September 16, 1998. Incorporated by reference to Exhibit 10.1 to BNSF's Report on Form 10-Q for the
         quarter ended September 30, 1998 (formerly, Burlington Northern Inc.
         Deferred Compensation Plan).

  10.6*  Burlington Northern Santa Fe Corporation Senior Management Stock
         Deferral Plan. Incorporated by reference to Exhibit 10.37 to BNSF
         Report on Form 10-K for the fiscal year ended December 31, 1999.

  10.7*  Burlington Northern Santa Fe 1993 Long Term Incentive Compensation
         Plan. Incorporated by reference to Exhibit 10(s) to BNSF's
         Registration Statement on Form S-8 (File No. 33-63247).

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

  10.13* Burlington Northern Santa Fe 1996 Stock Incentive Plan. Incorporated by reference to Appendix B to BNSF's Proxy Statement dated March 5,
         1996. Amendment of Burlington Northern Santa Fe 1996 Stock Incentive
         Plan dated January 15, 1998 is incorporated by reference to Exhibit
         10.13 to BNSF's Report on Form 10-K for the fiscal year ended December
         31, 1997. Amendment dated December 3, 1998.

  10.14* Burlington Northern Santa Fe Supplemental Retirement Plan.
         Incorporated by reference to Exhibit 10.1 to BNSF's Report on Form 10-
         Q for the quarter ended September 30, 1996.

  10.15* Burlington Northern Santa Fe Estate Enhancement Program, as amended and restated effective October 1, 1996. Incorporated by reference to
         Exhibit 10.15 to BNSF's Report on Form 10-K for the fiscal year ended
         December 31, 1996. Amendment to Burlington Northern Santa Fe Estate
         Enhancement Program is incorporated by reference to Exhibit 10.2 to BNSF's Form 10-Q for the quarter ended June 30, 1999.

  10.16* Agreement between BNSF and Robert D. Krebs dated as of January 30,
         1997. Incorporated by reference to Exhibit 10.16 to BNSF's Report on
         Form 10-K for the fiscal year ended December 31, 1996.

  10.17* Form of BNSF Change-in-Control Agreement (applicable to Messrs. Hund,
         Moreland, and Schultz, and two other executive officers). Incorporated by reference to Exhibit 10.17 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1996.

  10.18* Burlington Northern Santa Fe Incentive Stock Compensation Plan.
         Incorporated by reference to BNSF's Registration Statement on Form S-8
         (File No. 33-63253).

  10.19* Burlington Northern Santa Fe Deferred Compensation Plan for Directors as amended January 16, 1997. Incorporated by reference to Exhibit
         10.19 to BNSF's Report on Form 10-K for the fiscal year ended December
         31, 1996.

 Exhibit
 Number                                Description
 -------                               -----------
  10.20* Burlington Northern Inc. Nonqualified 401(k) Restoration Plan.
         Incorporated by reference to Exhibit 10.20 to BNSF's Report on Form
         10-K for the fiscal year ended December 31, 1995.

  10.21* Burlington Northern Inc. Form of Severance Agreement and amendments through September 18, 1995 (applicable to Mr. Rose). Incorporated by reference to Exhibit 10.21 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1995. Amendment to Form of Severance
         Agreement dated December 3, 1997 is incorporated by reference to
         Exhibit 10.21 to BNSF's Report on Form 10-K for the fiscal year ended
         December 31, 1997.

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

  10.25* The Burlington Northern and Santa Fe Railway Company Severance Plan as amended effective June 1, 1999. Incorporated by reference to Exhibit
         10.1 to BNSF's Report on Form 10-Q for the quarter ended June 30,
         1999.

  10.26* Burlington Northern Santa Fe 1999 Stock Incentive Plan. Incorporated by reference to Appendix to BNSF's Proxy Statement dated March 8,
         1999.

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

  10.30* Amended and Restated Trust Agreement dated as of April 1, 1994 by and between SFP and The Bank of New York. Incorporated by reference to
         Exhibit 10.30 to BNSF's Report on Form 10-K for the fiscal year ended
         December 31, 1995.

  10.31* Trust Agreement dated as of July 26, 1994 by and between SFP and The
         Bank of New York. Incorporated by reference to Exhibit 10.31 to BNSF's
         Report on Form 10-K for the fiscal year ended December 31, 1995.

  10.32* Burlington Northern Santa Fe 1993 Long Term Incentive Stock Plan.
         Incorporated by reference to BNSF's Registration Statement on Form S-8
         (File No. 33-63247).

  10.33* Santa Fe Pacific Corporation Supplemental Retirement and Savings Plan.
         Incorporated by reference to Exhibit 10(s) to SFP's Report on Form 10-
         K for the fiscal year ended December 31, 1993.

 Exhibit
 Number                                Description
 -------                               -----------
  10.34* Form of indemnification agreement dated as of September 17, 1998 between BNSF and directors. Incorporated by reference to Exhibit 10.37 to BNSF's Report on Form 10-K for the fiscal year ended December 31,
         1998.

  10.35* Form of indemnification agreement dated as of September 17, 1998 between BNSF and certain officers. Incorporated by reference to
         Exhibit 10.38 to BNSF's Report on Form 10-K for the fiscal year ended
         December 31, 1998.

  12.1   Computation of Ratio of Earnings to Fixed Charges.

  13.1   1999 Annual Report to Shareholders of BNSF (Consolidated Financial
         Highlights on page 1, and pages 19-44, only.)

  21.1   Subsidiaries of BNSF.

  23.1   Consent of PricewaterhouseCoopers LLP.

  24.1   Powers of Attorney

  27.1   Financial Data Schedule (for the year ended December 31, 1999).

  27.2   Financial Data Schedule (restated for the period ended March 31,
         1999).

  27.3   Financial Data Schedule (restated for the period ended June 30, 1999).

  27.4   Financial Data Schedule (restated for the period ended September 30,
         1999).

  27.5   Financial Data Schedule (restated for the year ended December 31,
         1998).

  27.6   Financial Data Schedule (restated for the period ended March 31,
         1998).

  27.7   Financial Data Schedule (restated for the period ended June 30, 1998).

  27.8   Financial Data Schedule (restated for the period ended September 30,
         1998).

  27.9   Financial Data Schedule (restated for the year ended December 31,
         1997).

--------
*Management contract or compensatory plan or arrangement.