Form 10-Q
period 2000-03-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2000-05-15
CIK 934612

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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


                                (817) 333-2000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Shares
       Class                                     Outstanding at April 28, 2000
       -----                                     -----------------------------

Common stock, $.01 par value                           421,273,156 shares

                         PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in millions, except per share data)
                                  (Unaudited)

                                                                Three Months Ended
                                                                       March 31,
                                                   ----------------------------------------------
                                                                  2000                       1999
                                                   -------------------      ---------------------

Revenues                                                        $2,238                     $2,183
                                                   -------------------      ---------------------

Operating expenses:
  Compensation and benefits                                        698                        690
  Purchased services                                               231                        229
  Depreciation and amortization                                    222                        219
  Equipment rents                                                  179                        193
  Fuel                                                             211                        165
  Materials and other                                              187                        207
                                                   -------------------      ---------------------
    Total operating expenses                                     1,728                      1,703
                                                   -------------------      ---------------------

Operating income                                                   510                        480
Interest expense                                                   104                         94
Other income (expense), net                                        (15)                        (9)
                                                   -------------------      ---------------------

Income before income taxes                                         391                        377
Income tax expense                                                 148                        141
                                                   -------------------      ---------------------

Net income                                                      $  243                     $  236
                                                   ===================      =====================

Earnings per share:
  Basic                                                         $ 0.55                     $ 0.50
                                                   ===================      =====================
  Diluted                                                       $ 0.55                     $ 0.50
                                                   ===================      =====================

Average shares (in millions):
  Basic                                                          444.2                      469.3
  Dilutive effect of stock options                                 1.3                        5.4
                                                   -------------------      ---------------------
  Diluted                                                        445.5                      474.7
                                                   ===================      =====================

Dividends declared per share                                    $ 0.12                     $ 0.12




See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  (Shares in thousands. Dollars in millions.)
                                  (Unaudited)



                                                                               March 31,               December 31,
ASSETS                                                                           2000                     1999
                                                                         -------------------      -------------------
Current assets:
  Cash and cash equivalents                                                          $    32                  $    22
  Accounts receivable, net                                                               332                      397
  Materials and supplies                                                                 228                      255
  Current portion of deferred income taxes                                               306                      326
  Other current assets                                                                    90                       66
                                                                         -------------------      -------------------
    Total current assets                                                                 988                    1,066

Property and equipment, net                                                           21,755                   21,681
Other assets                                                                           1,151                      953
                                                                         -------------------      -------------------
      Total assets                                                                   $23,894                  $23,700
                                                                         ===================      ===================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities                                     $ 1,865                  $ 1,917
  Long-term debt due within one year                                                     127                      158
                                                                         -------------------      -------------------
      Total current liabilities                                                        1,992                    2,075

Long-term debt and commercial paper                                                    6,285                    5,655
Deferred income taxes                                                                  6,133                    6,097
Casualty and environmental liabilities                                                   435                      423
Employee merger and separation costs                                                     285                      302
Other liabilities                                                                        977                      976
                                                                         -------------------      -------------------
      Total liabilities                                                               16,107                   15,528
                                                                         -------------------      -------------------

Commitments and contingencies (see Notes 2, 3, 5, and 6)

Stockholders' equity:
  Common stock, $.01 par value, 600,000 shares authorized;
    484,985 shares and 484,572 shares issued, respectively                                 5                        5
  Additional paid-in capital                                                           5,401                    5,390
  Retained earnings                                                                    3,914                    3,726
  Treasury stock, at cost, 56,711 shares and 30,013 shares,                           (1,498)                    (913)
   respectively
  Unearned compensation                                                                  (28)                     (29)
  Accumulated other comprehensive deficit                                                 (7)                      (7)
                                                                         -------------------      -------------------
      Total stockholders' equity                                                       7,787                    8,172
                                                                         -------------------      -------------------
      Total liabilities and stockholders' equity                                     $23,894                  $23,700
                                                                         ===================      ===================

See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)


                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                    --------------------------------------
                                                                                           2000                  1999
                                                                                    ----------------      ----------------
Operating Activities:
  Net income                                                                                   $ 243                 $ 236
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                              222                   219
      Deferred income taxes                                                                       56                    74
      Employee merger and separation costs paid                                                  (20)                  (24)
      Other, net                                                                                  18                   (57)
      Changes in current assets and liabilities:
        Accounts receivable                                                                       65                    39
        Materials and supplies                                                                    27                    (3)
        Other current assets                                                                     (24)                    -
        Accounts payable and other current liabilities                                           (47)                  (68)
                                                                                    ----------------      ----------------
Net cash provided by operating activities                                                        540                   416
                                                                                    ----------------      ----------------

Investing Activities:
  Capital expenditures                                                                          (257)                 (373)
  Other, net                                                                                    (235)                 (204)
                                                                                    ----------------      ----------------
Net cash used for investing activities                                                          (492)                 (577)
                                                                                    ----------------      ----------------

Financing Activities:
  Net increase (decrease) in commercial paper and bank borrowings                                764                  (107)
  Proceeds from issuance of long-term debt                                                         -                   404
  Payments on long-term debt                                                                    (165)                  (31)
  Purchase of BNSF common stock                                                                 (583)                 (100)
  Dividends paid                                                                                 (55)                  (56)
  Proceeds from stock options exercised                                                            1                    43
  Other, net                                                                                       -                     2
                                                                                    ----------------      ----------------
Net cash provided by (used for) financing activities                                             (38)                  155
                                                                                    ----------------      ----------------

Increase (decrease) in cash and cash equivalents                                                  10                    (6)
Cash and cash equivalents:
  Beginning of period                                                                             22                    25
                                                                                    ----------------      ----------------
  End of period                                                                                $  32                 $  19
                                                                                    ================      ================

Supplemental cash flow information:
  Interest paid, net of amounts capitalized                                                    $ 109                 $  97
  Income taxes paid, net of refunds                                                               54                     7

See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  ACCOUNTING POLICIES AND INTERIM RESULTS

The consolidated financial statements should be read in conjunction with the Burlington Northern Santa Fe Corporation Annual Report on Form 10-K for the year ended December 31, 1999, including the financial statements and notes thereto incorporated by reference from the Registrant's 1999 Annual Report to Shareholders. The consolidated financial statements include the accounts of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries, all of which are separate legal entities (collectively, BNSF or Company). BNSF was incorporated in Delaware on December 16, 1994. The Company's principal operating subsidiary is The Burlington Northern and Santa Fe Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of March 31, 2000 and December 31, 1999 and the consolidated results of operations for the three month periods ended March 31, 2000 and 1999 have been included. For the three month periods ended March 31, 2000 and 1999, the Company's comprehensive income was equal to net income.

Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.  PROPOSED COMBINATION WITH CANADIAN NATIONAL RAILWAY COMPANY

On December 18, 1999, BNSF and Canadian National Railway Company ("CN") entered into an agreement to combine the two companies ("Combination"). See the discussion under "Proposed Combination With Canadian National Railway Company" in Note 1 to the Consolidated Financial Statements on pages 34-35 of BNSF's 1999 Annual Report to Shareholders, which information is hereby incorporated by reference.

Completion of the Combination requires approval of the shareholders of BNSF and CN. The Combination is also subject to approval of the U. S. Surface Transportation Board (STB), compliance with the Competition Act (Canada), and approval by the Quebec Superior Court. On March 17, 2000, the STB served a Decision (STB Ex Parte No. 582) directing Class I railroads to suspend activity relating to any railroad transaction that would be deemed a "major transaction" under STB regulations, "pending development of new rules" by the STB governing merger transactions. The Decision followed a four-day hearing that ended March 10, 2000, which the STB held to discuss the impact of future rail consolidations on the present and future structure of the rail industry and what the evolving structure of the North American railroad industry should be. The Decision stated that no filings relating to a major railroad transaction will be accepted for 15 months. The Decision also suspended the Notice of Intent to File Railroad Control Application that had been filed by BNSF and CN on December 20, 1999, giving notice of the intent to file a joint application for STB approval of the Combination on or after March 20, 2000.

On March 17, 2000, BNSF, CN, and the Western Coal Traffic League filed petitions for review of the STB's March 17, 2000 Decision in the United States Court of Appeals for the District of Columbia Circuit. On March 20, 2000, BNSF filed a petition for stay pending judicial review with the STB. In the stay petition, BNSF argued that the STB lacks statutory authority to impose a moratorium on the filing of railroad applications, failed to observe required procedures before entering its moratorium, and could not suspend the Notice of Intent to File Railroad Application without conducting an adjudicatory proceeding. BNSF also argued that during the pendency of the stay, the Board should accept the BNSF/CN control application and should review it within the statutorily prescribed 16-month period. In the absence of action by the STB on the petition for a stay by March 29, 2000, BNSF filed on that date a motion for stay pending judicial review of the United States Court of Appeals for the District of Columbia Circuit, seeking similar relief to the petition for a stay filed with the STB. On April 7, 2000, the STB denied the stay petition filed on March 20, 2000.

On April 25, 2000, the District of Columbia Circuit Court of Appeals granted BNSF's motion for expedited judicial review of the merits of the STB-issued moratorium order with oral argument to be heard on June 13, 2000. The Court deferred action on the stay motion pending oral argument.

Upon favorable resolution of the previously discussed litigation matters concerning the Combination, a special shareholders' meeting to vote on the Combination will be held pursuant to the Combination agreement.

3.   DEBT

In February 2000, a put option on $100 million of medium-term notes paying interest of 6.1 percent was exercised by the holders and the Company repaid the holders primarily with proceeds from the issuance of commercial paper.

In April 2000, BNSF issued $300 million of 7.9 percent notes due April 2007 and $200 million of 8.1 percent debentures due April 2020. The net proceeds of the debt issuance were used for the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases (see Note 7). At the time of issuing the $300 million of 7.9 percent notes and the $200 million of 8.1 percent debentures discussed above, the Company closed out two treasury lock transactions, each in an amount of $100 million (one based on the 10-year and one based on the 30-year U.S. treasury rates), at gains of approximately $9.5 million and $12.8 million, respectively, which have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively. Subsequent to this debt issuance, the Company had no remaining capacity under its existing shelf registration statement.

In April 2000, BNSF issued $50 million of privately placed debt secured by locomotives that were acquired in 1999. This debt carries an interest rate of
7.8 percent and matures in April 2015.

In May 2000, the Company filed a new shelf registration statement that is expected to become effective during May 2000 for the issuance of debt securities which may be issued in one or more series at an aggregate offering price not to exceed $1 billion.

4.  EMPLOYEE MERGER AND SEPARATION COSTS

Current and long-term employee merger and separation liabilities totaling $337 million are included in the consolidated balance sheet at March 31, 2000, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. During the first three months of 2000, the Company made employee merger and separation payments of $20 million.

Liabilities related to the consolidation of clerical functions are paid to affected employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employees' separation or retirement. Liabilities principally related to certain remaining non-union employee severances will be paid over the next several years based on deferral elections made by affected employees. At March 31, 2000, $52 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

5.  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

The Company's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF's operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNSF has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 31 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the

Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

BNSF is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 375 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $12 million during the first three months of 2000 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has accruals of approximately $237 million for remediation and restoration of all known sites. BNSF anticipates that the majority of the accrued costs at March 31, 2000, will be paid over the next five years. No individual site is considered to be material.

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

OTHER CLAIMS AND LITIGATION

BNSF and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the financial position or liquidity of BNSF, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

6.  HEDGING ACTIVITIES

FUEL

During the past three years, fuel expenses approximated 10 percent of total operating expenses. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it will not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on annualized fuel consumption during the first three months of 2000 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

As of March 31, 2000, BNSF had entered into fuel swaps for approximately 746 million gallons at an average price of approximately 50 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel. Currently, BNSF's fuel hedging program covers approximately 41 percent of estimated fuel purchases for the remaining nine months of 2000, and approximately 23 percent and 8 percent of estimated annual and quarterly fuel purchases for 2001 and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized gains from BNSF's fuel swap transactions were approximately $80 million as of March 31, 2000, of which $54 million relates to swap transactions that will expire in 2000. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

INTEREST RATE

As of March 31, 2000, the Company had outstanding treasury lock transactions, based on the 10-year and 30-year U.S. treasury rates, totaling $200 million and $200 million, respectively. The 10-year and 30-year treasury lock transactions have average interest rates of approximately 4.6 percent and 5.0 percent, respectively. In 2000, $100 million of 10-year treasury lock transactions and $100 million of 30-year treasury lock transactions will expire, and the remaining $200 million of treasury lock transactions will expire in 2001. Unrecognized gains on the treasury lock transactions were approximately $46 million as of March 31, 2000.

As discussed in Note 3, at the time of issuing the $300 million of 7.9 percent notes and the $200 million of 8.1 percent debentures in April 2000, the Company closed out the two treasury lock transactions with expiration dates in 2000 at gains of approximately $9.5 million and $12.8 million, respectively, which have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively.

7.  COMMON STOCK REPURCHASE PROGRAM

During the first quarter of 2000, BNSF repurchased 26.7 million shares of its common stock at an average price of $21.87 per share under the Company's share repurchase program amounting to a total cost of $583 million. On April 20, 2000, the Board of Directors authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the total of 60 million shares previously authorized in equal amounts in July 1997 and December 1999. Total repurchases under BNSF's 90 million share-repurchase program were 64.2 million shares through May 12, 2000 at an average price of $26.08 per share at a total cost of $1.68 billion.

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

Results of Operations
---------------------

Three months ended March 31, 2000 compared with three months ended March 31,
1999

BNSF recorded net income for the first quarter of 2000 of $243 million ($0.55 per share), compared with first quarter 1999 net income of $236 million ($0.50 per share). This increase is primarily due to an increase of $30 million in operating income as a result of higher revenues in most business units partially offset by significantly higher fuel costs and higher interest expense resulting from increased debt.

Revenues

The following table presents BNSF's revenue information by commodity for the three months ended March 31, 2000 and 1999 and includes certain reclassifications of prior year information to conform to current year presentation:


                                                                                                             Average Revenue
                                             Revenues                       Cars/Units                         Per Car/Unit
                                     ---------------------------    -----------------------------     -----------------------------
                                         2000            1999             2000            1999              2000            1999
                                     -----------     -----------    -------------     -----------     -------------    ------------
                                            (In Millions)                    (In Thousands)
Carload                            $         645     $       619              439             430     $       1,469    $      1,440
Intermodal                                   618             572              800             738               773             775
Coal                                         529             565              507             527             1,043           1,072
Agricultural Commodities                     322             310              175             168             1,840           1,845
Automotive                                   124             108               67              63             1,851           1,714
                                     -----------     -----------    -------------     -----------     -------------    ------------
Total Freight Revenues                     2,238           2,174            1,988           1,926     $       1,126    $      1,129
                                                                    =============     ===========     =============    ============
Other Revenues                                 -               9
                                     -----------     -----------
Total Operating Revenues           $       2,238   $       2,183
                                     ===========     ===========

Total revenues for first quarter of 2000 were $2,238 million or 3 percent higher than revenues of $2,183 million for the first quarter of 1999. The increase primarily reflects increases in the carload, intermodal, agricultural, and automotive sectors, partially offset by lower coal revenues. Average revenue per car/unit decreased slightly in the first quarter of 2000 to $1,126 from $1,129 in the first quarter of 1999.

Carload revenues of $645 million for the first quarter of 2000 were $26 million or 4 percent higher than the first quarter of 1999 due to increases in the chemicals, forest products, metals and other consumer products sectors, partially offset by decreased machinery revenues. The increases were a result of increased plastics shipments in the chemicals sector due to plant expansions, strong shipments of lumber and pulpboard in the forest products sector, increased steel coil loadings in the metals sector, and strong increases in beverages and cotton in the other consumer products sector. These increases were partially offset by decreased shipments of heavy machinery.

Intermodal revenues of $618 million for the first quarter of 2000 increased $46 million or 8 percent reflecting increases in the international, direct and truckload sectors. Direct marketing revenues benefited from increased units shipped for UPS. International revenues were up due to increased loadings from Maersk, Evergreen, and Hyundai as well as record trade from Far Eastern countries to the United States. Truckload marketing revenues benefited from increased shipments with Schneider National. These revenue increases were partially offset by decreases in the intermodal marketing companies (IMC) sector due to Union Pacific Corporation/CSX Intermodal, Inc. pricing pressures and increased trucking capacity. In addition, IMC has been negatively affected by eastern railroad service issues, which has resulted in some intermodal rail traffic converting to highway service.

Coal revenues of $529 million for the first quarter of 2000 decreased $36 million or 6 percent due in part to decreased demand as a result of mild winter weather.

Agricultural commodities revenues of $322 million for the first quarter of 2000 were $12 million or 4 percent higher than revenues for the first quarter of 1999 due to strong soybean export markets and increased northern wheat shipments, partially offset by decreased corn syrup, sugar and molasses shipments.

Automotive revenues of $124 million for the first quarter of 2000 were $16 million or 15 percent higher than the first quarter of 1999. This increase can be attributed to increased sales of domestic and foreign vehicles in the United States in the first quarter of 2000 which were partially driven by increases in regional demand for GM, Hyundai, Ford, Honda, and Mitsubishi vehicles.

Expenses

Total operating expenses for the first quarter of 2000 were $1,728 million, an increase of $25 million or 1 percent, over 1999 despite a 3 percent increase in cars and units handled. The operating ratio improved to 77.2 percent for the first quarter of 2000, compared with a 78.0 percent operating ratio for the first quarter 1999.

Compensation and benefits expenses of $698 million were $8 million or 1 percent higher than the first quarter of 1999 primarily due to increased wages for both the salaried and union workforce, higher incentive compensation expense and increased health and welfare costs partially offset by lower employment levels.

Purchased services of $231 million for the first quarter of 2000 were $2 million or 1 percent higher than the first quarter of 1999 principally due to increased equipment maintenance costs due to an increase in the number of locomotives under maintenance contracts partially offset by lower professional services costs.

Equipment rents expenses for the first quarter of 2000 of $179 million were $14 million or 7 percent lower than the first quarter of 1999 reflecting a decrease in the number of leased cars and lower lease rates.

Fuel expenses of $211 million for the first quarter of 2000 were $46 million or 28 percent higher than the first quarter of 1999, as a result of a 16 cent or 28 percent increase in the average all-in cost per gallon of diesel fuel. Consumption was essentially flat at 292 million gallons compared to 293 million gallons in the first quarter of 1999. The increase in the average all-in cost per gallon of diesel fuel includes a 38 cent increase in the average purchase price, partially offset by the favorable impact in 2000 from the Company's fuel hedging program of 10 cents per gallon compared with additional expense from hedging of 12 cents per gallon in 1999.

Materials and other expenses of $187 million for the first quarter of 2000 were $20 million or 10 percent lower than the first quarter of 1999 due to lower locomotive material costs, lower derailment expenses and gains from easement sales.

Interest expense of $104 million for the first quarter of 2000 was $10 million or 11 percent higher than in the first quarter of 1999, principally reflecting higher debt levels partially resulting from the Company's share repurchase program and higher interest rates. Total debt increased to $6,412 million at March 31, 2000 from $5,718 million at March 31, 1999.

Capital Resources and Liquidity
-------------------------------

Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, or leasing of assets.

OPERATING ACTIVITIES

Net cash provided by operating activities was $540 million for the three months ended March 31, 2000, compared with $416 million for the three months ended March 31, 1999. The increase in cash from operations was primarily due to an increase in cash provided by changes in working capital, principally lower accounts receivable, as well as the receipt of a $43 million dividend from the Company's equity investment in TTX Company.

INVESTING ACTIVITIES

Net cash used for investing activities for the three months ended March 31, 2000 was $492 million consisting of $257 million of capital expenditures, as discussed below, and $235 million of other investing activities that primarily reflects the temporary acquisition of equipment which the Company expects will be ultimately sold and leased back through operating leases.

A breakdown of cash capital expenditures for the three months ended March 31, 2000 and 1999, is set forth in the following table (in millions):

Three Months Ended March 31,                                               2000                1999
---------------------------------------------------------------       ---------------     ---------------
Maintenance of Way                                                              $ 165               $ 130
Mechanical                                                                         42                  48
Information Services                                                               13                  16
Other                                                                              22                  15
---------------------------------------------------------------       ---------------     ---------------
Total Maintenance of Business                                                     242                 209
New Locomotives and Freight Cars                                                    -                 121
Terminal and Line Expansion                                                         8                  40
Other Projects                                                                      7                   3
---------------------------------------------------------------       ---------------     ---------------
Total                                                                           $ 257               $ 373
---------------------------------------------------------------       ===============     ===============

Maintenance of Way expenditures for the first quarter 2000 increased primarily due to an earlier start on projects as a result of a mild winter. Terminal and Line Expansion expenditures, principally main line track and major facility construction, decreased due to a reduced capital program in 2000 and timing of scheduled projects.

Through March 31, 2000, BNSF has received 95 of the 196 locomotives it has committed to acquire in 2000. Locomotive acquisitions in 2000 are expected to ultimately be acquired through operating leases rather than a mix of capital and operating leases as in the prior year.

FINANCING ACTIVITIES

Net cash used for financing activities during the first three months of 2000 was $38 million, primarily related to common stock repurchases of $583 million and dividend payments of $55 million partially offset by net proceeds from total debt of $599 million.

During the first quarter of 2000, BNSF repurchased 26.7 million shares of its common stock at an average price of $21.87 per share under the Company's share repurchase program amounting to a total cost of $583 million. On April 20, 2000, the Board of Directors authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the total of 60 million shares previously authorized in equal amounts in July 1997 and December 1999. Total repurchases under BNSF's 90 million share-repurchase program were 64.2 million shares through May 12, 2000 at an average price of $26.08 per share at a total cost of $1.68 billion. In evaluating the timing of share repurchases, management considers many factors including, among other things, economic, market and business conditions and outlook, alternative uses of cash and debt, financial ratios, and stockholder returns.

In February 2000, a put option on $100 million of medium-term notes paying a coupon of 6.1 percent was exercised by the holders and the Company repaid the holders primarily with proceeds from the issuance of commercial paper.

In April 2000, BNSF issued $300 million of 7.9 percent notes due April 2007 and $200 million of 8.1 percent debentures due April 2020. The net proceeds of the debt issuance were used for the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases, as discussed above. At the time of issuing the $300 million of 7.9 percent notes and the $200 million of 8.1 percent debentures discussed above, the Company closed out two treasury lock transactions, each in an amount of $100 million (one based on the 10-year and one based on the 30-year U.S. treasury rates), at gains of approximately $9.5 million and $12.8 million, respectively, which have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively. Subsequent to this debt issuance, the Company had no remaining capacity under its existing shelf registration statement.

In May 2000, the Company filed a new shelf registration statement that is expected to become effective during May 2000 for the issuance of debt securities which may be issued in one or more series at an aggregate offering price not to exceed $1 billion.

In April 2000, BNSF issued $50 million of privately placed debt secured by locomotives that were acquired in 1999. This debt carries an interest rate of
7.8 percent and matures in April 2015.

BNSF's ratio of total debt to total capital was 45.2 percent and 41.6 percent at March 31, 2000 and December 31, 1999, respectively. This increase is attributable to the increase in debt due primarily to higher share repurchases as discussed above.

CREDIT AGREEMENTS

BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. At March 31, 2000, there were no borrowings against the revolving credit agreements. However, outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements which were renewed and extended effective June 28, 1999, allow borrowings of up to $750 million on a short-term basis and $750 million on a long-term basis. Annual facility fees are currently 0.10 percent and 0.125 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon i) LIBOR plus a spread determined by BNSF's senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The commitments of the lenders under the short-term agreement are scheduled to expire in June 2000. The commitments of the lenders under the long-term agreement are scheduled to expire in June 2004.

The maturity value of commercial paper outstanding as of March 31, 2000 was $1,245 million, reducing the total capacity available under the revolving credit agreements to $255 million. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at March 31, 2000, the Company was in compliance. As discussed in Note 3 to the Company's consolidated financial statements, in April 2000 the Company issued $500 million of debt and the proceeds were used to reduce commercial paper borrowings.

DIVIDENDS

Common stock dividends declared for the three months ended March 31, 2000 and 1999 were $0.12 per share, respectively. Dividends paid on common stock during the first three months of 2000 and 1999 were $55 million and $56 million, respectively. On January 20, 2000, the Board of Directors declared a regular quarterly common stock dividend of 12 cents per share upon its outstanding shares of common stock, $0.01 par value, payable April 3, 2000, to shareholders of record on March 13, 2000. On April 20, 2000, the Board of Directors declared a regular quarterly common stock dividend of 12 cents per share upon its outstanding shares of common stock, $0.01 par value, payable July 3, 2000 to shareholders of record on June 14, 2000.

Other Matters
-------------

Proposed Combination With Canadian National Railway Company

On December 18, 1999, BNSF and Canadian National Railway Company ("CN") entered into an agreement to combine the two companies ("Combination"). See the discussion under "Proposed Combination With Canadian National Railway Company" in Note 1 to the Consolidated Financial Statements on pages 34-35 of BNSF's 1999 Annual Report to Shareholders, which information is hereby incorporated by reference.

Completion of the combination requires approval of the shareholders of BNSF and CN. The combination is also subject to approval of the U. S. Surface Transportation Board (STB), compliance with the Competition Act (Canada), and approval by the Quebec Superior Court. On March 17, 2000, the STB served a Decision (STB Ex Parte No. 582) directing Class I railroads to suspend activity relating to any railroad transaction that would be deemed a "major transaction" under STB regulations, "pending development of new rules" by the STB governing merger transactions. The Decision followed a four-day hearing that ended March 10, 2000, which the STB held to discuss the impact of future rail consolidations on the present and future structure of the rail industry and what the evolving structure of the North American railroad industry should be. The Decision stated that no filings relating to a major railroad transaction will be accepted for 15 months. The Decision also suspended the Notice of Intent to File Railroad Control Application that had been filed by BNSF and CN on December 20, 1999, giving notice of the intent to file a joint application for STB approval of the Combination on or after March 20, 2000.

On March 17, 2000, BNSF, CN, and the Western Coal Traffic League filed petitions for review of the STB's March 17, 2000 Decision in the United States Court of Appeals for the District of Columbia Circuit. On March 20, 2000, BNSF filed a petition for stay pending judicial review with the STB. In the stay petition, BNSF argued that the STB lacks statutory authority to impose a moratorium on the filing of railroad applications, failed to observe required procedures before entering its moratorium, and could not suspend the Notice of Intent to File Railroad Application without conducting an adjudicatory proceeding. BNSF also argued that during the pendency of the stay, the Board should accept the BNSF/CN control application and should review it within the statutorily prescribed 16-month period. In the absence of action by the STB on the petition for a stay by March 29, 2000, BNSF filed on that date a motion for stay pending judicial review of the United States Court of Appeals for the District of Columbia Circuit, seeking similar relief to the petition for a stay filed with the STB. On April 7, 2000, the STB denied the stay petition filed on March 20, 2000.

On April 25, 2000, the District of Columbia Circuit Court of Appeals granted BNSF's motion for expedited judicial review of the merits of the STB-issued moratorium order with oral argument to be heard on June 13, 2000. The Court deferred action on the stay motion pending oral argument.

Upon favorable resolution of the previously discussed litigation matters concerning the Combination, a special shareholders' meeting to vote on the Combination will be held pursuant to the Combination agreement.

Other Claims and Litigation

BNSF and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the financial position or liquidity of BNSF, although an adverse resolution of a number of these items in a single period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Labor

The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees is underway. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements remained in effect on January 1, 2000, and will continue to remain in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." BNSF will be required to adopt FAS 133 beginning January 1, 2001. While earlier adoption is permitted, the Company does not currently believe it is likely to adopt the Statement before the effective date. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability or an unrecognized firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income to the extent it offsets changes in the cash flows related to the variable rate asset, liability or forecasted transaction, with the difference reported in current period earnings. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified in earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

Based on interest rate and fuel hedging instruments outstanding at March 31, 2000 and previously deferred losses from past interest rate hedging transactions, all of which are cash-flow hedge transactions, the Company currently estimates that the impact of SFAS No. 133 would result in a net-of-tax cumulative-effect benefit to accumulated other comprehensive deficit of approximately $60 million if adopted March 31, 2000. The Company is presently evaluating the impact SFAS No. 133 will have on its ongoing results of operations.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are "forward-looking" statements within the meaning of the federal securities laws. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, changes in fuel prices, and labor difficulties including strikes; legal and regulatory factors: change in laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition and commodity concentrations as well as natural events such as severe weather, floods and earthquakes. The factors noted, individually or in combination could, among other things, limit demand and pricing, affect costs and the feasibility of certain operations, or affect traffic and pricing levels.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments which inherently have some degree of market risk. The qualitative and quantitative information presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 1999 Annual Report to Shareholders and in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, describes significant aspects of BNSF's financial instrument programs which have material market risk. Presented below is updated quantitative information for those programs that have changed significantly from the information reported in BNSF's Form 10-K for the year ended December 31, 1999.

COMMODITY PRICE SENSITIVITY

As discussed in Note 6 to the Company's consolidated financial statements, BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of March 31, 2000. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

                                                              March 31, 2000
                                    ----------------------------------------------------------------
                                                Maturity Date
                                    ------------------------------------                  Fair
                                       2000         2001         2002       Total       Value (1)
                                    ----------    ---------    ---------    ---------    -----------

Diesel Fuel Swaps:
    Gallons (in millions)                  368          277          101          746            $80
    Weighted average price per
     gallon                              $0.50        $0.49        $0.50        $0.50              -

(1) Represents unrecognized gains (in millions) based on the price of Gulf Coast #2 heating oil.

TREASURY LOCK TRANSACTIONS

As discussed in Note 6 to the Company's consolidated financial statements, in anticipation of future debt issuances, BNSF has entered into treasury lock transactions, based on the 10-year and 30-year U.S. treasury rates, as reflected in the following table as of March 31, 2000. The interest rates in the table below exclude a credit spread which will be determined at the time of the actual debt issuance and will be included in the all-in interest.

                                                                March 31, 2000
                                        -----------------------------------------------------------
                                                Expiration Date
                                        -----------------------------                        Fair
                                               2000            2001           Total        Value (1)
                                               ----            ----           -----        ---------

Fixed Rate Treasury Locks (in millions)          $ 200          $ 200          $ 400            $46
Average Pay Rate                                  4.80%          4.84%          4.82%             -

(1)  Represents unrecognized gains (in millions).

At the time of issuing the $300 million of notes and the $200 million of debentures discussed in Note 3 to the Company's consolidated financial statements, the Company closed out the $200 million of treasury lock transactions with expiration dates in 2000 (one based on the 10-year and one based on the 30-year U.S. treasury rates), at gains of approximately $9.5 million and $12.8 million, respectively, which have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

                           PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to the discussion in the Company's Form 10-K for the year ended December 31, 1999, of the petitions for expedited review by the United States Court of Appeals for the District of Columbia of the United States Surface Transportation Board's decision imposing a 15 month moratorium (Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company v. Surface Transportation Board and United States of America, No. 00-1120). On April 25, 2000, the District of Columbia Court of Appeals approved this petition for expedited review of the merits of the STB-issued moratorium with oral argument to be heard on June 13, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the April 19, 2000, annual meeting of shareholders, the Company's shareholders elected 14 directors, each for a one-year term, and voted on one shareholder proposal.

     Election of Fourteen Directors
     ------------------------------

     The shareholders elected the Company's fourteen nominees to the fourteen director positions by the vote shown below; four shareholders nominees received the votes shown below but were not elected:


     Nominees (Elected*)           Votes For     Withheld
     -------------------           ---------     --------

     Joseph F. Alibrandi*        366,231,010    5,262,827
     John J. Burns, Jr.*         366,456,614    5,037,223
     George Deukmejian*          362,617,503    8,876,334
     Robert D. Krebs*            366,189,255    5,304,582
     Bill M. Lindig*             366,528,879    4,964,958
     Vilma S. Martinez*          366,424,182    5,069,655
     Roy S. Roberts*             366,532,924    4,960,913
     Marc J. Shapiro*            366,531,774    4,962,063
     Arnold R. Weber*            366,117,819    5,376,018
     Robert H. West*             366,481,068    5,012,769
     J. Steven Whisler*          366,525,136    4,968,701
     Edward E. Whitacre, Jr.*    366,524,496    4,969,341
     Ronald B. Woodard*          366,525,648    4,968,189
     Michael B. Yanney*          366,457,918    5,035,919
     William S. Purdy                    268  371,493,569
     Michael Coleman                     268  371,493,569
     Howard Morgan                       268  371,493,569
     Walter Vaughn                       268  371,493,569

     Shareholder Proposal
     --------------------

     The shareholders did not approve a shareholder proposal urging that the BNSF board of directors solicit shareholder approval for any "shareholder rights" plan adopted by the Board by the following vote:

     For                 143,183,322
     Against             188,018,860
     Abstentions           4,344,036
     Broker Non-Votes     35,947,619

Item 5.  Other Information

     On April 20, 2000, the parties to the Amended and Restated Combination Agreement dated as of December 18, 1999 ("Combination Agreement") between Canadian National Railway Company ("CN"), Burlington Northern Santa Fe Corporation ("BNSF"), North American Railways, Inc., and Western Merger Sub, Inc., mutually agreed to waive the respective limitations in the Combination Agreement on CN and BNSF repurchasing shares of their respective common stock. These limitations had prohibited purchases which in the aggregate would have the effect of decreasing the number of issued and outstanding common shares by more than 8 percent in any calendar year.

Item 6.  Exhibits and Reports on Form 8-K

  A.     Exhibits

         See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

  B.     Reports on Form 8-K

         The Registrant has filed no Current Reports on Form 8-K since those reported in its Annual Report on Form 10-K for the year ended December 31, 1999.

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



Fort Worth, Texas
May 15, 2000

                    BURLINGTON NORTHERN SANTA FE CORPORATION

                                 Exhibit Index


   3.1       Form of BNSF's 7.875% Notes Due April 15, 2007

   3.2       Form of BNSF's 8.125% Debentures Due April 15, 2020

  10.1* Burlington Northern Santa Fe Corporation Supplemental Investment and Retirement Plan

  12         Computation of Ratio of Earnings to Fixed Charges

  13 1999 Annual Report to Shareholders of Burlington Northern Santa Fe Corporation (pages 34-35 only)

  27.1       Financial Data Schedule for the quarter ended March 31, 2000

  27.2       Restated Financial Data Schedule for the quarter ended March 31,
             1999





*Management contract or compensatory plan or arrangement.