Form 10-Q
period 2000-06-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2000-08-14
CIK 934612

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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


                                (817) 333-2000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares
         Class                                 Outstanding at July 31, 2000
         -----                                 ----------------------------

Common stock, $.01 par value                           404,244,599 shares

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (Dollars In Millions, Except Per Share Data)
                                  (Unaudited)

                                               Three Months Ended          Six Months Ended
                                                     June 30,                  June 30,
                                               -------------------       --------------------
                                                2000         1999         2000         1999
                                               ------       ------       ------       -------

Revenues                                       $2,235       $2,189       $4,473       $4,372
                                               ------       ------       ------       ------

Operating expenses:
  Compensation and benefits                       677          679        1,375        1,369
  Purchased services                              227          231          458          460
  Depreciation and amortization                   223          222          445          441
  Equipment rents                                 176          181          355          374
  Fuel                                            219          169          430          334
  Materials and other                             230          216          417          423
                                               ------       ------       ------       ------
    Total operating expenses                    1,752        1,698        3,480        3,401
                                               ------       ------       ------       ------

Operating income                                  483          491          993          971
Interest expense                                  115           98          219          192
Other income (expense), net                        (8)         (12)         (23)         (21)
                                               ------       ------       ------       ------

Income before income taxes                        360          381          751          758
Income tax expense                                137          143          285          284
                                               ------       ------       ------       ------

Net income                                     $  223       $  238       $  466       $  474
                                               ======       ======       ======       ======


Earnings per share:
  Basic                                        $ 0.53       $ 0.51       $ 1.08       $ 1.01
                                               ======       ======       ======       ======
  Diluted                                      $ 0.53       $ 0.50       $ 1.08       $ 1.00
                                               ======       ======       ======       ======


Average shares (in millions):
  Basic                                         417.1        467.5        430.7        468.4
  Dilutive effect of stock options                1.3          4.0          1.3          4.6
                                               ------       ------       ------       ------
  Diluted                                       418.4        471.5        432.0        473.0
                                               ======       ======       ======       ======


Dividends declared per share                   $ 0.12       $ 0.12       $ 0.24       $ 0.24


See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  (Shares in thousands. Dollars in millions.)
                                  (Unaudited)



                                                                         June 30,   December 31,
ASSETS                                                                     2000         1999
                                                                         -------    -----------
Current assets:
  Cash and cash equivalents                                              $    26      $    22
  Accounts receivable, net                                                   325          397
  Materials and supplies                                                     204          255
  Current portion of deferred income taxes                                   316          326
  Other current assets                                                        96           66
                                                                         -------      -------
    Total current assets                                                     967        1,066

Property and equipment, net                                               21,959       21,681
Other assets                                                                 970          953
                                                                         -------      -------
      Total assets                                                       $23,896      $23,700
                                                                         =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities                         $ 1,832      $ 1,917
  Long-term debt due within one year                                         131          158
                                                                         -------      -------
      Total current liabilities                                            1,963        2,075

Long-term debt and commercial paper                                        6,565        5,655
Deferred income taxes                                                      6,208        6,097
Casualty and environmental liabilities                                       434          423
Employee merger and separation costs                                         290          302
Other liabilities                                                            988          976
                                                                         -------      -------
      Total liabilities                                                   16,448       15,528
                                                                         -------      -------

Commitments and contingencies (see Notes 2, 3, 5, and 6)

Stockholders' equity:
  Common stock, $.01 par value, 600,000 shares authorized;
    485,503 shares and 484,572 shares issued, respectively                     5            5
  Additional paid-in capital                                               5,410        5,390
  Retained earnings                                                        4,090        3,726
  Treasury stock, at cost, 78,441 shares and 30,013 shares,               (2,018)        (913)
   respectively
  Unearned compensation                                                      (32)         (29)
  Accumulated other comprehensive deficit                                     (7)          (7)
                                                                         -------      -------
      Total stockholders' equity                                           7,448        8,172
                                                                         -------      -------
      Total liabilities and stockholders' equity                         $23,896      $23,700
                                                                         =======      =======

See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                    --------------------

                                                                                      2000         1999
                                                                                    -------      -------
Operating Activities:
  Net income                                                                        $   466      $   474
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                     445          441
      Deferred income taxes                                                             121          167
      Employee merger and separation costs paid                                         (32)         (40)
      Other, net                                                                         48          (65)
      Changes in current assets and liabilities:
        Accounts receivable                                                              72          108
        Materials and supplies                                                           51            -
        Other current assets                                                            (30)          (6)
        Accounts payable and other current liabilities                                  (87)         (61)
                                                                                    -------      -------
Net cash provided by operating activities                                             1,054        1,018
                                                                                    -------      -------

Investing Activities:
  Capital expenditures                                                                 (651)        (888)
  Other, net                                                                            (93)        (396)
                                                                                    -------      -------
Net cash used for investing activities                                                 (744)      (1,284)
                                                                                    -------      -------

Financing Activities:
  Net increase in commercial paper and bank borrowings                                  532          227
  Proceeds from issuance of long-term debt                                              550          629
  Payments on long-term debt                                                           (198)        (227)
  Purchase of BNSF common stock                                                      (1,103)        (334)
  Dividends paid                                                                       (108)        (113)
  Proceeds from stock options exercised                                                   3          101
  Other, net                                                                             18          (14)
                                                                                    -------      -------
Net cash provided by (used for) financing activities                                   (306)         269
                                                                                    -------      -------

Increase in cash and cash equivalents                                                     4            3
Cash and cash equivalents:
  Beginning of period                                                                    22           25
                                                                                    -------      -------
  End of period                                                                     $    26      $    28
                                                                                    =======      =======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized                                         $   211      $   183
  Income taxes paid, net of refunds                                                     203           32



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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of June 30, 2000 and the consolidated results of operations for the three and six month periods ended June 30, 2000 and 1999 have been included. For the three and six month periods ended June 30, 2000 and 1999, the Company's comprehensive income was equal to net income.

Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2. TERMINATION OF PROPOSED COMBINATION WITH CANADIAN NATIONAL RAILWAY COMPANY

On December 18, 1999, BNSF and Canadian National Railway Company CN entered into an agreement to combine the two companies (Combination). See the discussion under "Proposed Combination With Canadian National Railway Company" in Note 1 to the Consolidated Financial Statements on pages 34-35 of BNSF's 1999 Annual Report to Shareholders, which information is hereby incorporated by reference. On July 20, 2000, BNSF and CN announced their mutual termination of the Combination Agreement with neither party paying any break-up fees.

The termination followed the imposition by the Surface Transportation Board
(STB) on March 17, 2000 of a 15-month moratorium on major railroad control transactions (STB Ex Parte No. 582) and the July 14, 2000 decision of the United States Court of Appeals for the District of Columbia upholding the STB's authority to impose the moratorium and to preclude BNSF and CN from filing their control application with the STB during the pendency of the moratorium.

Due to the termination of the Combination in July 2000, the Company expects to expense approximately $20 to $25 million (pre-tax) in costs related to the Combination during the third quarter. These costs would have been included as part of the purchase price had the combination proceeded. At June 30, 2000, the majority of the costs were deferred in the Company's balance sheet.

3. DEBT

In February 2000, a put option on $100 million of medium-term notes paying interest of 6.1 percent was exercised by the holders and the Company repaid the holders primarily with proceeds from the issuance of commercial paper.

In April 2000, BNSF issued $300 million of 7.9 percent notes due April 2007 and $200 million of 8.1 percent debentures due April 2020. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases (see Note 7). At the time of issuing the $300 million of 7.9 percent notes and the $200 million of 8.1 percent debentures discussed above, the Company closed out two treasury lock transactions, each in an amount of $100 million (one based on the 10-year and one based on the 30-year U.S. treasury rates), at gains of approximately $9 million and $13 million, respectively, which have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively. Subsequent to this debt issuance, the Company had no remaining capacity under the February 1999 shelf registration statement.

In April 2000, BNSF issued $50 million of privately placed debt secured by locomotives that were acquired in 1999. This debt carries an interest rate of
7.8 percent and matures in April 2015.

In May 2000, the Company filed a new shelf registration statement that became effective during May 2000 for the issuance of debt securities which may be issued in one or more series at an aggregate offering price not to exceed $1 billion.

BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. At June 30, 2000, there were no borrowings against the revolving credit agreements. However, outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements, which were renewed and extended effective June 21, 2000, allow borrowings of up to $1.0 billion on a short-term basis (an increase of $250 million over the prior agreement) and $750 million on a long-term basis. The commitments of the lenders under the short-term agreement are scheduled to expire in June 2001. The commitments of the lenders under the long-term agreement are scheduled to expire in June 2005.

The maturity value of commercial paper outstanding as of June 30, 2000 was $1,014 million, reducing the total capacity available under the revolving credit agreements to $736 million. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at June 30, 2000, the Company was in compliance.

In August 2000, BNSF issued $275 million of 7.9 percent debentures due August 2030 under the May 2000 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of commercial paper. At the time of issuing these debentures, the Company closed out a treasury lock transaction in the amount of $100 million (based on the 30-year U.S. treasury rate) at a gain of approximately $8 million which has been deferred and is being amortized to interest expense over the life of the debentures. Subsequent to this issuance, the Company had $725 million available for borrowing under the May 2000 registration statement.

4. EMPLOYEE MERGER AND SEPARATION COSTS

Current and long-term employee merger and separation liabilities totaling $347 million are included in the consolidated balance sheet at June 30, 2000, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers and employee-related severance costs for certain trainmen reserve boards; and (iii) certain salaried employee severance costs. During the first six months of 2000, the Company made employee merger and separation payments of $32 million.

During the second quarter of 2000, the Company incurred $22 million of costs for severance, medical and other benefit costs for approximately 150 involuntarily terminated employees, primarily material handlers in mechanical shops and trainmen reserve boards, as part of the Company's ongoing initiatives to reduce operating expense by improving its efficiency. The initiative sought to eliminate approximately 200 positions, with the remaining reductions through the elimination of contract services. As of June 30, 2000, approximately 100 positions have been eliminated, with the remaining positions to be eliminated by the first quarter of 2001. The majority of these costs have not been paid out as of June 30, 2000.

In the second quarter of 1999, the Company incurred $48 million of reorganization costs for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated non-union employees that were part of a program that sought to reduce operating expenses by eliminating 1,000 union and 400 non-union positions through severances, normal attrition and the elimination of contractors. No significant costs were incurred as a result of eliminating the 1,000 union positions. Additionally, in 1999 the Company recorded a $54 million credit for the reversal of certain liabilities associated with the consolidation of clerical functions.

Liabilities related to the consolidation of clerical functions are paid to affected union employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employee's separation or retirement and liabilities related to severance costs for trainmen are paid in the form of a lump-sum payment or payments made over one to three years. Liabilities principally related to certain remaining salaried employee severances will be paid in the form of a lump sum payment or over the next several years based on deferral elections made by affected employees. At June 30, 2000, $57 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

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

BNSF is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 370 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $23 million during the first six months of 2000 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has accruals of approximately $237 million for remediation and restoration of all known sites. BNSF anticipates that the majority of the accrued costs at June 30, 2000, will be paid over the next five years. No individual site is considered to be material.

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

6. HEDGING ACTIVITIES

FUEL

Historically, fuel expenses have approximated 10 percent of total operating expenses; however, fuel costs during the first six months of 2000 make up 12 percent of total operating expenses due to increased fuel prices. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it will not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on annualized fuel consumption during the first six months of 2000 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

As of June 30, 2000, BNSF had entered into fuel swaps for approximately 623 million gallons at an average price of approximately 50 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel. Currently, BNSF's fuel hedging program covers approximately 42 percent of estimated fuel purchases for the remaining six months of 2000, and approximately 23 percent and 8 percent of estimated annual and quarterly fuel purchases for 2001 and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized gains from BNSF's fuel swap transactions were approximately $114 million as of June 30, 2000, of which $62 million relates to swap transactions that will expire in 2000. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

INTEREST RATE

As discussed in Note 3 to the Company's consolidated financial statements, at the time of issuing the $300 million of 7.9 percent notes and the $200 million of 8.1 percent debentures in April 2000, the Company closed out two treasury lock transactions with expiration dates in 2000 at gains of approximately $9 million and $13 million, respectively, which have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively.

As of June 30, 2000, the Company had two outstanding treasury lock transactions, based on the 10-year and 30-year U.S. treasury rates, totaling $100 million each. The 10-year and 30-year treasury lock transactions have average interest rates of approximately 4.6 percent and 5.1 percent, respectively. Both treasury lock transactions expire in June 2001. Unrecognized gains on the treasury lock transactions were approximately $20 million as of June 30, 2000.

As discussed in Note 3 to the Company's consolidated financial statements, at the time of issuing the $275 million of 7.9 percent debentures in August 2000, the Company closed out the 30-year treasury lock expiring in June 2001 at a gain of $8 million which has been deferred and is being amortized to interest expense over the 30-year life of the debentures.

7. COMMON STOCK REPURCHASE PROGRAM

During the first six months of 2000, BNSF repurchased 48.3 million shares of its common stock at an average price of $22.84 per share under the Company's share repurchase program amounting to a total cost of $1.1 billion. On April 20, 2000, the Board of Directors authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the total of 60 million shares previously authorized in equal amounts in July 1997 and December 1999.

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

Results of Operations
---------------------

Three months ended June 30, 2000 compared with three months ended June 30, 1999

BNSF recorded net income for the second quarter of 2000 of $223 million ($0.53 per share), compared with second quarter 1999 net income of $238 million ($0.50 per share). The decrease in net income is primarily due to the effect of a $50 million increase in fuel expenses. Earnings per share improved compared to the same period in 1999 due to the favorable effect of the common stock repurchase program (see Note 7 to the Company's consolidated financial statements).

Revenues

The following table presents BNSF's revenue information by commodity for the three months ended June 30, 2000 and 1999 and includes certain reclassifications of prior year information to conform to current year presentation:

                                                                                                            Average Revenue
                                              Revenues                     Cars/Units                         Per Car/Unit
                                     ---------------------------    -----------------------------     -----------------------------
                                         2000           1999             2000            1999             2000            1999
                                     -----------     -----------    -------------     -----------     -------------    ------------
                                          (In Millions)                            (In Thousands)
Carload                              $       658     $       642              450             450     $       1,462    $      1,427
Intermodal                                   654             597              855             765               765             780
Coal                                         525             544              487             514             1,078           1,058
Agricultural Commodities                     263             287              150             158             1,753           1,816
Automotive                                   134             112               70              63             1,914           1,778
                                     -----------     -----------    -------------     -----------     -------------    ------------
Total Freight Revenues                     2,234           2,182            2,012           1,950             1,110           1,119
                                                                    =============     ===========     -------------    ------------
Other Revenues                                 1               7
                                     -----------     -----------
Total Operating Revenues             $     2,235     $     2,189
                                     ===========     ===========

Total revenues for second quarter of 2000 were $2,235 million or 2 percent higher than revenues of $2,189 million for the second quarter of 1999. The increase primarily reflects increases in the carload, intermodal, and automotive sectors, partially offset by lower coal and agricultural commodities revenues. Average revenue per car/unit decreased slightly in the second quarter of 2000 to $1,110 from $1,119 in the second quarter of 1999.

Carload revenues of $658 million for the second quarter of 2000 were $16 million or 2 percent higher than the second quarter of 1999 due to increases in the chemicals, metals, minerals and other consumer products sectors, partially offset by decreased forest products. The increases were a result of increased petroleum products and plastics shipments in the chemicals sector due to increased demand and plant expansions, increased steel and other metal loadings in the metals sector, increased loadings of sand and clay in the minerals sector due to increased domestic oil production, and strong increases in perishables and vegetable shipments in the other consumer products sector. These increases were partially offset by decreased shipments of lumber despite increased printing paper shipments in the forest products sector.

Intermodal revenues of $654 million for the second quarter of 2000 increased $57 million or 10 percent reflecting increases in all sectors lead by the International sector. International revenues were up due to increased loadings from Maersk, Evergreen, OOCL, and Hyundai. Direct marketing revenues benefited from increased units shipped for UPS. Truckload marketing revenues benefited from increased shipments with Schneider National. Intermodal marketing companies (IMC) revenues increased due to new marketing initiatives.

Coal revenues of $525 million for the second quarter of 2000 decreased $19 million or 3 percent due in part to decreased demand as a result of continued mild weather and high levels of existing inventory at power plants.

Agricultural commodities revenues of $263 million for the second quarter of 2000 were $24 million or 8 percent lower than revenues for the second quarter of 1999 due to weak Pacific Northwest and Mexico shipments of corn caused by worldwide crop competition, decreased shipments of soybeans to Mexico, and decreased shipments of bulk foods and barley due to market pricing issues.

Automotive revenues of $134 million for the second quarter of 2000 were $22 million or 20 percent higher than the second quarter of 1999. This increase can be attributed to increased regional demand for General Motors, Nissan, Ford, Honda, and Mitsubishi vehicles.

Expenses

Total operating expenses for the second quarter of 2000 were $1,752 million, an increase of $54 million or 3 percent, over 1999 despite a 3 percent increase in cars and units handled. The operating ratio of 78.4 percent for the second quarter of 2000 was higher than the 77.6 percent operating ratio for the second quarter 1999 primarily due to higher fuel costs in the second quarter 2000.

Compensation and benefits expenses of $677 million were $2 million or less than 1 percent lower than the second quarter of 1999 primarily due to lower employment levels offsetting increased wages and benefits levels.

Purchased services of $227 million for the second quarter of 2000 were $4 million or 2 percent lower than the second quarter of 1999 principally due to lower joint facility charges, contract switching and professional services partially offset by increased equipment maintenance costs due to an increase in the number of locomotives under maintenance contracts.

Equipment rents expenses for the second quarter of 2000 of $176 million were $5 million or 3 percent lower than the second quarter of 1999 due to a decrease in lease rates as well as a decrease in the number of leased agricultural commodity and coal cars.

Fuel expenses of $219 million for the second quarter of 2000 were $50 million or 30 percent higher than the second quarter of 1999, as a result of a 18 cent or 31 percent increase in the average all-in cost per gallon of diesel fuel. Consumption was slightly lower in the second quarter of 2000 at 286 million gallons compared to 289 million gallons in the second quarter of 1999. The increase in the average all-in cost per gallon of diesel fuel includes a 34 cent increase in the average purchase price, partially offset by the favorable impact in 2000 from the Company's fuel hedging program of 9 cents per gallon compared with additional expense from hedging of 6 cents per gallon in 1999.

Materials and other expenses of $230 million for the second quarter of 2000 were $14 million or 6 percent higher than the second quarter of 1999. The increase primarily reflects: (i) $22 million of employee related severance, medical and other benefit costs recorded in the second quarter of 2000 (see Note 4 to the Company's consolidated financial statements) for approximately 150 involuntarily terminated employees, primarily material handlers in mechanical shops and trainmen reserve boards; (ii) the second quarter 1999 $54 million reversal of certain liabilities associated with the consolidation of clerical functions (see
Note 4 to the Company's consolidated financial statements); and (iii) the loss of previously earned state tax incentives. Offsetting these increases were the following: (i) reorganization costs of $48 million incurred in the second quarter of 1999 for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees (see Note 4 to the Company's consolidated financial statements) and (ii) lower current year environmental expenses and locomotive and freight car material costs compared to second quarter 1999.

Interest expense of $115 million for the second quarter of 2000 was $17 million or 17 percent higher than in the second quarter of 1999, reflecting higher debt levels resulting from the Company's share repurchase program and higher interest rates. Total debt increased to $6,696 million at June 30, 2000 from $6,080 million at June 30, 1999.

Six months ended June 30, 2000 compared with six months ended June 30, 1999

BNSF recorded net income for the first six months of 2000 of $466 million ($1.08 per share), compared with the first six months of 1999 net income of $474 million ($1.00 per share). The decrease in net income is primarily due to the effect of a $96 million increase in fuel expenses. Earnings per share improved compared to the first six months of 1999 due to the favorable effect of the common stock repurchase program (see Note 7 to the Company's consolidated financial statements).

Revenues

The following table presents BNSF's revenue information by commodity for the six months ended June 30, 2000 and 1999 and includes certain reclassifications of prior year information to conform to current year presentation:



                                                                            Average Revenue
                                        Revenues           Cars/Units           Per/Unit
                                    ----------------    ---------------     ----------------
                                    2000       1999     2000      1999       2000      1999
                                   ------     ------    -----     -----     ------    ------
                                          (In Millions)               (In Thousands)
Carload                            $1,303     $1,261      889       880     $1,466    $1,433
Intermodal                          1,272      1,169    1,655     1,503        769       778
Coal                                1,054      1,109      994     1,041      1,060     1,065
Agricultural Commodities              585        597      325       326      1,800     1,831
Automotive                            258        220      137       126      1,883     1,746
                                   ------     ------    -----     -----     ------    ------
Total Freight Revenues              4,472      4,356    4,000     3,876      1,118     1,124
                                                        =====     =====     ------    ------

Other Revenues                          1         16
                                   ------     ------
Total Operating Revenues           $4,473     $4,372
                                   ======     ======

Total revenues for the first six months of 2000 were $4,473 million or 2 percent higher than revenues of $4,372 million for the first six months of 1999. The increase primarily reflects increases in the carload, intermodal, and automotive sectors, partially offset by lower coal and agricultural commodities revenues. Average revenue per car/unit decreased slightly in the first six months of 2000 to $1,118 from $1,124 in the first six months of 1999.

Carload revenues of $1,303 million for the first six months of 2000 were $42 million or 3 percent higher than the first six months of 1999 due to increases in most sectors. The increases were a result of increased plastics shipments in the chemicals sector due to plant expansions, increased steel coil and other metal loadings in the metals sector, increased loadings of sand and clay in the minerals sector due to increased domestic oil production, increased shipments of pulpboard and printing paper in the forest products sector, and strong increases in perishables and vegetable shipments in the other consumer products sector.

Intermodal revenues of $1,272 million for the first six months of 2000 increased $103 million or 9 percent reflecting increases in the international, direct, and truckload sectors. International revenues were up due to increased loadings from Maersk, Evergreen, OOCL, and Hyundai. Direct marketing revenues benefited from increased units shipped for UPS. Truckload marketing revenues benefited from increased shipments with Schneider National. These revenue increases were partially offset by decreases in the intermodal marketing companies (IMC) sector due to Union Pacific Corporation/CSX Intermodal, Inc. pricing pressures and increased trucking capacity. In addition, IMC has been negatively affected by eastern railroad service issues, which has resulted in some intermodal rail traffic converting to highway service.

Coal revenues of $1,054 million for the first six months of 2000 decreased $55 million or 5 percent compared to the first six months of 1999 due in part to decreased demand as a result of continued mild weather and high levels of existing inventory at power plants.

Agricultural commodities revenues of $585 million for the first six months of 2000 were $12 million or 2 percent lower than revenues for the first six months of 1999 due to weak Pacific Northwest shipments of corn caused by worldwide crop competition, and decreased shipments of bulk foods and barley due to market pricing issues. These decreases were partially offset by increased domestic wheat and soybean exports.

Automotive revenues of $258 million for the first six months of 2000 were $38 million or 17 percent higher than the first six months of 1999. This increase can be attributed to increased regional demand for General Motors, Nissan, Ford, Honda, and Mitsubishi vehicles.

Expenses

Total operating expenses for the first six months of 2000 were $3,480 million, an increase of $79 million or 2 percent, over 1999 despite a 3 percent increase in cars and units handled. For the first six months of 2000 and 1999, the operating ratio was 77.8 percent.

Compensation and benefits expenses of $1,375 million were $6 million or less than 1 percent higher than the first six months of 1999 primarily due to increased wages and benefits levels.

Purchased services of $458 million for the first six months of 2000 were $2 million or less than 1 percent lower than the first six months of 1999 principally due to lower joint facility charges, contract switching and professional services partially offset by increased equipment maintenance costs due to an increase in the number of locomotives under maintenance contracts.

Equipment rents expenses for the first six months of 2000 of $355 million were $19 million or 5 percent lower than the first six months of 1999 due to a decrease in lease rates as well as a decrease in the number of leased agricultural commodity and coal cars.

Fuel expenses of $430 million for the first six months of 2000 were $96 million or 29 percent higher than the first six months of 1999, as a result of a 17 cent or 30 percent increase in the average all-in cost per gallon of diesel fuel. Consumption was slightly lower in the first six months of 2000 at 578 million gallons compared to 582 million gallons in the first six months of 1999. The increase in the average all-in cost per gallon of diesel fuel includes a 36 cent increase in the average purchase price, partially offset by the favorable impact in 2000 from the Company's fuel hedging program of 10 cents per gallon compared with additional expense from hedging of 9 cents per gallon in 1999.

Materials and other expenses of $417 million for the first six months of 2000 were $6 million or 1 percent lower than the first six months of 1999. This decrease primarily reflects: (i) reorganization costs of $48 million incurred in the second quarter of 1999 for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees (see
Note 4 to the Company's consolidated financial statements), (ii) lower current year environmental expenses and locomotive and freight car material costs compared to 1999; and (iii) higher current year gains from easement sales. Offsetting these decreases were: (i) $22 million of employee related severance, medical and other benefit costs recorded in the second quarter of 2000 (see Note 4 to the Company's consolidated financial statements) for approximately 150 involuntarily terminated employees, primarily material handlers in mechanical shops and trainmen reserve boards; (ii) the second quarter 1999 $54 million reversal of certain liabilities associated with the consolidation of clerical functions (see Note 4 to the Company's consolidated financial statements); and
(iii) the loss of previously earned state tax incentives.

Interest expense of $219 million for the first six months of 2000 was $27 million or 14 percent higher than in the first six months of 1999, reflecting higher debt levels resulting from the Company's share repurchase program and higher interest rates. Total debt increased to $6,696 million at June 30, 2000 from $6,080 million at June 30, 1999.

Capital Resources and Liquidity
-------------------------------

Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, or leasing of assets.

OPERATING ACTIVITIES

Net cash provided by operating activities was $1,054 million for the six months ended June 30, 2000, compared with $1,018 million for the six months ended June 30, 1999. The increase in cash from operations was primarily due to the receipt of a $43 million dividend from the Company's equity investment in TTX Company in March 2000.

INVESTING ACTIVITIES

Net cash used for investing activities for the six months ended June 30, 2000 was $744 million consisting of $651 million of capital expenditures, as discussed below, and $93 million of other investing activities. The decrease in the use of cash for other investing activities compared to 1999, reflects the timing of current year temporary equipment acquisitions and the Company's ultimate sale and lease back of the equipment through operating leases, as compared with the timing of such transactions in the first six months of 1999.

A breakdown of cash capital expenditures for the six months ended June 30, 2000 and 1999, is set forth in the following table (in millions):

Six Months Ended June 30,               2000      1999
--------------------------------       -----     -----
Maintenance of Way                     $ 435     $ 371
Mechanical                                90       107
Information Services                      27        37
Other                                     54        52
--------------------------------       -----     -----
Total Maintenance of Business            606       567
New Locomotives and Freight Cars           -       202
Terminal and Line Expansion               26       114
Other Projects                            19         5
--------------------------------       -----     -----
Total                                  $ 651     $ 888
--------------------------------       =====     =====


Maintenance of Way expenditures for the first half of 2000 increased primarily due to an earlier start on projects as a result of a mild winter. Terminal and Line Expansion expenditures, principally main line track and major facility construction, decreased due to a reduced capital program in 2000 and timing of scheduled projects.

Through June 30, 2000, BNSF has received 160 of the 196 locomotives it has committed to acquire in 2000. Locomotive acquisitions in 2000 are expected to ultimately be acquired through operating leases rather than a mix of capital and operating leases as in the prior year.

FINANCING ACTIVITIES

Net cash used for financing activities during the first six months of 2000 was $306 million, primarily related to common stock repurchases of $1.1 billion and dividend payments of $108 million partially offset by net proceeds from total debt of $884 million.

During the first six months of 2000, BNSF repurchased 48.3 million shares of its common stock at an average price of $22.84 per share under the Company's share repurchase program amounting to a total cost of $1.1 billion. On April 20, 2000, the Board of Directors authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the total of 60 million shares previously authorized in equal amounts in July 1997 and December 1999. In evaluating the timing of share repurchases, management considers many factors including, among other things, economic, market and business conditions and outlook, alternative uses of cash and debt, financial ratios, and stockholder returns.

In February 2000, a put option on $100 million of medium-term notes paying a coupon of 6.1 percent was exercised by the holders and the Company repaid the holders primarily with proceeds from the issuance of commercial paper.

In April 2000, BNSF issued $300 million of 7.9 percent notes due April 2007 and $200 million of 8.1 percent debentures due April 2020. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases, as discussed above. At the time of issuing the $300 million of 7.9 percent notes and the $200 million of 8.1 percent debentures discussed above, the Company closed out two treasury lock transactions, each in an amount of $100 million (one based on the 10-year and one based on the 30-year U.S. treasury rates), at gains of approximately $9 million and $13 million, respectively, which have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively. Subsequent to this debt issuance, the Company had no remaining capacity under the February 1999 shelf registration statement.

In April 2000, BNSF issued $50 million of privately placed debt secured by locomotives that were acquired in 1999. This debt carries an interest rate of
7.8 percent and matures in April 2015.

In May 2000, the Company filed a new shelf registration statement that became effective during May 2000 for the issuance of debt securities which may be issued in one or more series at an aggregate offering price not to exceed $1 billion.

In August 2000, BNSF issued $275 million of 7.9 percent debentures due August 2030 under the May 2000 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of commercial paper. At the time of issuing these debentures, the Company closed out a treasury lock transaction in the amount of $100 million (based on the 30-year U.S. treasury rate) at a gain of approximately $8 million which has been deferred and is being amortized to interest expense over the 30-year life of the debentures. Subsequent to this issuance, the Company had $725 million available for borrowing under the May 2000 registration statement.

BNSF's ratio of total debt to total capital was 47.3 percent and 41.6 percent at June 30, 2000 and December 31, 1999, respectively. This increase is attributable to the increase in debt due primarily to higher share repurchases as discussed above.

CREDIT AGREEMENTS

BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. At June 30, 2000, there were no borrowings against the revolving credit agreements. However, outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements, which were renewed and extended effective June 21, 2000, allow borrowings of up to $1.0 billion on a short-term basis (an increase of $250 million over the prior agreement) and $750 million on a long-term basis. Annual facility fees are currently 0.1 percent and 0.125 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon i) LIBOR plus a spread determined by BNSF's senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The commitments of the lenders under the short-term agreement are scheduled to expire in June 2001. The commitments of the lenders under the long-term agreement are scheduled to expire in June 2005.

The maturity value of commercial paper outstanding as of June 30, 2000 was $1,014 million, reducing the total capacity available under the revolving credit agreements to $736 million. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at June 30, 2000, the Company was in compliance.

As discussed in Note 3 to the Company's consolidated financial statements, in April and August 2000 the Company issued $500 million and $275 million, respectively, of debt, and the proceeds were used for general corporate purposes including the repayment of commercial paper.

DIVIDENDS

Common stock dividends declared for the six months ended June 30, 2000 and 1999 were 24 cents per share. Dividends paid on common stock during the first six months of 2000 and 1999 were $108 million and $113 million, respectively. On April 20, 2000, the Board of Directors declared a regular quarterly common stock dividend of 12 cents per share upon its outstanding shares of common stock, $0.01 par value, payable July 3, 2000 to shareholders of record on June 14, 2000. On July 20, 2000, the Board of Directors declared a regular quarterly common stock dividend of 12 cents per share upon its outstanding shares of common stock, $0.01 par value, payable October 2, 2000 to shareholders of record on September 11, 2000.

Other Matters
-------------

Termination of Proposed Combination with Canadian National Railway Company

On December 18, 1999, BNSF and Canadian National Railway Company (CN) entered into an agreement to combine the two companies (Combination). See the discussion under "Proposed Combination With Canadian National Railway Company" in Note 1 to the Consolidated Financial Statements on pages 34-35 of BNSF's 1999 Annual Report to Shareholders, which information is hereby incorporated by reference. On July 20, 2000, BNSF and CN announced their mutual termination of the Combination Agreement with neither party paying any break-up fees.

The termination followed the imposition by the Surface Transportation Board
(STB) on March 17, 2000 of a 15-month moratorium on major railroad control transactions (STB Ex Parte No. 582) and the July 14, 2000 decision of the United States Court of Appeals for the District of Columbia upholding the STB's authority to impose the moratorium and to preclude BNSF and CN from filing their control application with the STB during the pendency of the moratorium.

Due to the termination of the Combination in July 2000, the Company expects to expense approximately $20 to $25 million (pre-tax) in costs related to the Combination during the third quarter. These costs would have been included as part of the purchase price had the combination proceeded. At June 30, 2000, the majority of the costs were deferred in the Company's balance sheet.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." BNSF will be required to adopt FAS 133 as amended by SFAS No. 138 beginning January 1, 2001. While earlier adoption is permitted, the Company does not currently intend to adopt the Statement before the effective date. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability or an unrecognized firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income to the extent it offsets changes in the cash flows related to the variable rate asset, liability or forecasted transaction, with the difference reported in current period earnings. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified in earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

Based on interest rate and fuel hedging instruments outstanding at June 30, 2000 and previously deferred net losses from past interest rate hedging transactions, all of which are cash-flow hedge transactions, the Company currently estimates that the impact of SFAS No. 133, as amended, would result in a net-of-tax cumulative-effect benefit to accumulated other comprehensive deficit of approximately $78 million if adopted as of June 30, 2000. The Company is presently evaluating the impact SFAS No. 133, as amended, will have on its ongoing results of operations.

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

COMMODITY PRICE SENSITIVITY

As discussed in Note 6 to the Company's consolidated financial statements, BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of June 30, 2000. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

                                                               June 30, 2000
                                    ----------------------------------------------------------------
                                                Maturity Date
                                    ------------------------------------                    Fair
                                       2000          2001         2002        Total       Value (1)
                                    ----------    ---------    ---------    ---------    -----------
Diesel Fuel Swaps:
    Gallons (in millions)                  245          277          101          623           $114
    Weighted average price per           $0.50        $0.49        $0.50        $0.50              -
    gallon

(1) Represents unrecognized gains (in millions) based on the price of Gulf Coast #2 heating oil.

TREASURY LOCK TRANSACTIONS

As discussed in Note 6 to the Company's consolidated financial statements, in anticipation of future debt issuances, BNSF has entered into treasury lock transactions, based on the 10-year and 30-year U.S. treasury rates, as reflected in the following table as of June 30, 2000. The interest rates in the table below exclude a credit spread which will be determined at the time of the actual debt issuance and will be included in the all-in interest.

                                                                June 30, 2000
                                         --------------------------------------------------------
                                                Expiration Date
                                         --------------------------
                                                                                        Fair
                                               2000         2001         Total        Value (1)
                                          ------------  -----------   ------------   ------------
Fixed Rate Treasury Locks (in millions)   $          -  $       200   $        200   $         20
Average Pay Rate                                   N/A         4.84%          4.84%             -

(1)  Represents unrecognized gains (in millions).

At the time of issuing the $300 million of notes and the $200 million of debentures in April 2000 and the $275 million of debentures in August 2000 as discussed in Note 3 to the Company's consolidated financial statements, the Company closed out $200 million of treasury lock transactions with expiration dates in 2000 (one based on the 10-year and one based on the 30-year U.S. treasury rates) and $100 million of treasury lock transactions shown above with an expiration date in 2001 (based on the 30-year U.S. treasury rate), at gains of approximately $9 million, $13 million and $8 million, respectively, which have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

                           PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

          Reference is made to the discussion in the Company's Form 10-K for the year ended December 31, 1999, and its Form 10-Q for the quarter ended March 31, 2000, of the petitions for expedited review filed with the United States Court of Appeals for the District of Columbia with respect to the United States Surface Transportation Board's decision to impose a 15-month moratorium on the filing of railroad merger applications (Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company v. Surface Transportation Board and Untied States of America, No. 00-1120) On July 14, 2000, the court issued its decision denying BNSF's petition for review and upholding the STB's authority to impose the moratorium. On July 20, 2000, BNSF and CN mutually agreed to terminate their proposed combination and their amended and restated Combination Agreement dated as of December 18, 1999. This matter is now considered terminated.

Item 6.   Exhibits and Reports on Form 8-K

  A.      Exhibits

          See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

  B.      Reports on Form 8-K

          The Registrant filed a Current Report on Form 8-K (Date of earliest event reported: July 20, 2000) in which it disclosed the mutual termination by BNSF and CN of their Amended and Restated Combination Agreement dated as of December 18, 1999. The Registrant filed a Current Report on Form 8-K (Date of earliest event reported: July 25,
          2000) in which it disclosed second quarter earnings and the ratio of earnings to fixed charges calculation for the six months ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           BURLINGTON NORTHERN SANTA FE CORPORATION
                           (Registrant)



                           By: /s/  Dennis R. Johnson
                               -----------------------------------------
                           Dennis R. Johnson
                           Vice President and Controller
                           (On behalf of the Registrant and as principal accounting officer)



Fort Worth, Texas
August 14, 2000

                    BURLINGTON NORTHERN SANTA FE CORPORATION

                                 Exhibit Index


4.1     Form of BNSF's 7.95% Debentures due August 15, 2030

12.1    Computation of Ratio of Earnings to Fixed Charges

13.1    1999 Annual Report to Shareholders of Burlington Northern Santa Fe Corporation (pages 34-35 only)

27.1    Financial Data Schedule for the quarter ended June 30, 2000

27.2    Restated Financial Data Schedule for the quarter ended June 30, 1999
