Form 10-Q
period 2000-09-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2000-11-13
CIK 934612

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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


                                (817) 333-2000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Shares
          Class                                Outstanding at October 31, 2000
          -----                                -------------------------------

Common stock, $.01 par value                           394,804,373 shares

                         PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                 (Dollars In Millions, Except Per Share Data)
                                  (Unaudited)

                                              Three Months Ended      Nine Months Ended
                                                 September 30,          September 30,
                                            ---------------------   --------------------
                                              2000         1999       2000        1999
                                            --------     --------   --------     -------
Revenues                                    $  2,315     $  2,340   $  6,788     $ 6,712
                                            --------     --------   --------     -------

Operating expenses:
  Compensation and benefits                      674          701      2,049       2,070
  Purchased services                             240          226        698         686
  Depreciation and amortization                  225          227        670         668
  Equipment rents                                192          190        547         564
  Fuel                                           231          170        661         504
  Materials and other                            182          195        599         618
                                            --------     --------   --------     -------
    Total operating expenses                   1,744        1,709      5,224       5,110
                                            --------     --------   --------     -------

Operating income                                 571          631      1,564       1,602
Interest expense                                 117           99        336         291
Other income (expense), net                      (36)          25        (59)          4
                                            --------     --------   --------     -------

Income before income taxes                       418          557      1,169       1,315
Income tax expense                               159          209        444         493
                                            --------     --------   --------     -------

Net income                                  $    259     $    348   $    725     $   822
                                            ========     ========   ========     =======

Earnings per share:
  Basic                                     $   0.65     $   0.76   $   1.72     $  1.77
                                            ========     ========   ========     =======
  Diluted                                   $   0.64     $   0.75   $   1.72     $  1.75
                                            ========     ========   ========     =======

Average shares (in millions):
  Basic                                        401.3        460.9      420.9       465.6
  Dilutive effect of stock options               1.2          3.2        1.3         3.6
                                            --------     --------   --------     -------
  Diluted                                      402.5        464.1      422.2       469.2
                                            ========     ========   ========     =======

Dividends declared per share                $   0.12     $   0.12   $   0.36     $  0.36

See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                  (Shares in thousands. Dollars in millions.)
                                  (Unaudited)

                                                                            September 30,           December 31,
ASSETS                                                                           2000                   1999
                                                                         -----------------      -----------------
Current assets:
  Cash and cash equivalents                                              $              28      $              22
  Accounts receivable, net                                                             354                    397
  Materials and supplies                                                               202                    255
  Current portion of deferred income taxes                                             324                    326
  Other current assets                                                                 108                     66
                                                                         -----------------      -----------------
    Total current assets                                                             1,016                  1,066

Property and equipment, net                                                         22,137                 21,681
Other assets                                                                           960                    953
                                                                         -----------------      -----------------
      Total assets                                                       $          24,113      $          23,700
                                                                         =================      =================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities                         $           1,938      $           1,917
  Long-term debt and commercial paper due within one year                              191                    158
                                                                         -----------------      -----------------
      Total current liabilities                                                      2,129                  2,075

Long-term debt and commercial paper                                                  6,542                  5,655
Deferred income taxes                                                                6,314                  6,097
Casualty and environmental liabilities                                                 437                    423
Employee merger and separation costs                                                   281                    302
Other liabilities                                                                      996                    976
                                                                         -----------------      -----------------
      Total liabilities                                                             16,699                 15,528
                                                                         -----------------      -----------------

Commitments and contingencies (see notes 3, 5, and 6)

Stockholders' equity:
  Common stock, $.01 par value, 600,000 shares authorized;
    485,774 shares and 484,572 shares issued, respectively                               5                      5
  Additional paid-in capital                                                         5,408                  5,390
  Retained earnings                                                                  4,300                  3,726
  Treasury stock, at cost, 88,899 shares and 30,013 shares, respectively            (2,260)                  (913)
  Unearned compensation                                                                (32)                   (29)
  Accumulated other comprehensive deficit                                               (7)                    (7)
                                                                         -----------------      -----------------
      Total stockholders' equity                                                     7,414                  8,172
                                                                         -----------------      -----------------
      Total liabilities and stockholders' equity                         $          24,113      $          23,700
                                                                         =================      =================

See accompanying notes to consolidated financial statements.

                     SANTA FE CORPORATION and SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)


                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                    -------------------------------------
                                                                                           2000                1999
                                                                                    -----------------      --------------
Operating Activities:
  Net income                                                                        $             725      $          822
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                               670                 668
      Deferred income taxes                                                                       218                 328
      Employee merger and separation costs paid                                                   (47)                (80)
      Other, net                                                                                   75                (108)
  Changes in current assets and liabilities:
      Accounts receivable                                                                          43                  59
      Materials and supplies                                                                       53                  (5)
      Other current assets                                                                        (41)                (15)
      Accounts payable and other current liabilities                                               11                  60
                                                                                    -----------------      --------------
Net cash provided by operating activities                                                       1,707               1,729
                                                                                    -----------------      --------------

Investing Activities:
  Capital expenditures                                                                           (990)             (1,357)
  Other, net                                                                                     (159)                (78)
                                                                                    -----------------      --------------
Net cash used for investing activities                                                         (1,149)             (1,435)
                                                                                    -----------------      --------------

Financing Activities:
  Net increase in commercial paper and bank borrowings                                            337                 (27)
  Proceeds from issuance of long-term debt                                                        825                 633
  Payments on long-term debt                                                                     (240)               (273)
  Purchase of BNSF common stock                                                                (1,344)               (561)
  Dividends paid                                                                                 (158)               (169)
  Proceeds from stock options exercised                                                             5                 115
  Other, net                                                                                       23                 (13)
                                                                                    -----------------      --------------
Net cash used for financing activities                                                          ( 552)               (295)
                                                                                    -----------------      --------------

Increase (decrease) in cash and cash equivalents                                                    6                  (1)
Cash and cash equivalents:
  Beginning of period                                                                              22                  25
                                                                                    -----------------      --------------
  End of period                                                                     $              28      $           24
                                                                                    =================      ==============

Supplemental cash flow information:
  Interest paid, net of amounts capitalized                                         $             317      $          292
  Income taxes paid, net of refunds                                                               252                  52

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of September 30, 2000 and the consolidated results of operations for the three and nine month periods ended September 30, 2000 and 1999 have been included. For the three and nine month periods ended September 30, 2000 and 1999, the Company's comprehensive income approximates net income.

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

The termination followed the imposition by the Surface Transportation Board
(STB) on March 17, 2000 of a 15-month moratorium on major railroad control transactions (STB Ex Parte No. 582) and the July 14, 2000 decision of the United States Court of Appeals for the District of Columbia Circuit upholding the STB's authority to impose the moratorium that precluded BNSF and CN from filing their control application with the STB during the pendency of the moratorium.

Due to the termination of the Combination in July 2000, the Company recorded to other income (expense) $20 million (pre-tax) in costs related to the Combination during the third quarter. These costs would have been included as part of the purchase price had the Combination been consummated.

3. DEBT

In February 2000, a put option on $100 million of medium-term notes paying interest of 6.1 percent was exercised by the holders and the Company repaid the holders primarily with proceeds from the issuance of commercial paper.

In April 2000, BNSF issued $300 million of 7.9 percent notes due April 2007 and $200 million of 8.1 percent debentures due April 2020. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases (see Note 7 to these consolidated financial statements). At the time of issuing the $300 million of 7.9 percent notes and the $200 million of 8.1 percent debentures discussed above, the Company closed out two treasury lock transactions, each in an amount of $100 million, at gains of approximately $9 million and $13 million, respectively, which have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively. Subsequent to this debt issuance, the Company had no remaining capacity under the February 1999 shelf registration statement.

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

In August 2000, BNSF issued $275 million of 7.9 percent debentures due August 2030 under the May 2000 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases. At the time of issuing these debentures, the Company closed out a treasury lock transaction in the amount of $100 million at a gain of approximately $8 million which has been deferred and is being amortized to interest expense over the life of the debentures. Subsequent to this issuance, the Company had $725 million available for borrowing under the May 2000 shelf registration statement.

BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. At September 30, 2000, there were no borrowings against the revolving credit agreements. However, outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements, which were renewed and extended effective June 21, 2000, allow borrowings of up to $1.0 billion on a short-term basis (an increase of $250 million over the prior agreement) and $750 million on a long-term basis. The Company generally classifies commercial paper as long-term to the extent of its borrowing capacity before reducing the capacity of its short-term facility. The commitments of the lenders under the short-term agreement are scheduled to expire in June 2001. The commitments of the lenders under the long-term agreement are scheduled to expire in June 2005.

The maturity value of commercial paper outstanding as of September 30, 2000 was $818 million, reducing the total capacity available under the revolving credit agreements to $932 million. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at September 30, 2000, the Company was in compliance.

4. EMPLOYEE MERGER AND SEPARATION COSTS

Current and long-term employee merger and separation liabilities totaling $332 million are included in the consolidated balance sheet at September 30, 2000, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain salaried employee severance costs. During the first nine months of 2000, the Company made employee merger and separation payments of $47 million.

During the second quarter of 2000, the Company incurred $22 million of costs for severance, medical and other benefit costs for approximately 150 involuntarily terminated employees, primarily material handlers in mechanical shops and trainmen on reserve boards, as part of the Company's ongoing initiatives to reduce operating expense by improving its efficiency. The initiative sought to eliminate approximately 200 positions, with the remaining reductions through the elimination of contract services. As of September 30, 2000, approximately 100 positions have been eliminated, with the remaining positions to be eliminated by the first quarter of 2001. The majority of these costs have not been paid as of September 30, 2000 primarily because most severed employees have elected to receive payments over the next several years, rather than lump-sum payments.

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

Liabilities related to the consolidation of clerical functions are paid to affected union employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employee's separation or retirement. Liabilities principally related to certain remaining salaried employee severances will be paid in the form of a lump sum payment or over the next several years based on deferral elections made by affected employees. At September 30, 2000, $51 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

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

BNSF is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 375 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $34 million during the first nine months of 2000 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has accruals of approximately $236 million for remediation and restoration of all known sites. BNSF anticipates that the majority of the accrued costs at September 30, 2000, will be paid over the next five years. No individual site is considered to be material.

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

6. HEDGING ACTIVITIES

FUEL

Historically, fuel expenses have approximated 10 percent of total operating expenses; however, fuel costs during the first nine months of 2000 represent 13 percent of total operating expenses due to significantly higher fuel prices. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on annualized fuel consumption during the first nine months of 2000 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

As of September 30, 2000, BNSF had entered into fuel swaps for approximately 500 million gallons at an average price of approximately 50 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel. Currently, BNSF's fuel hedging program covers approximately 42 percent of estimated fuel purchases for the remaining three months of 2000, and approximately 23 percent and 8 percent of estimated annual fuel purchases for 2001 and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized gains from BNSF's fuel swap transactions were approximately $153 million as of September 30, 2000, of which $55 million relates to swap transactions that will expire in 2000. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

INTEREST RATE

As discussed in Note 3 to these consolidated financial statements, at the time of issuing the $300 million of 7.9 percent notes and the $200 million of 8.1 percent debentures in April 2000, the Company closed out two treasury lock transactions with expiration dates in 2000, each in an amount of $100 million (one based on the 10-year and one based on the 30-year rates), at gains of approximately $9 million and $13 million, respectively, which have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively.

Also discussed in Note 3 to these consolidated financial statements, at the time of issuing the $275 million of 7.9 percent debentures in August 2000, the Company closed out the 30-year treasury lock expiring in June 2001 at a gain of $8 million which has been deferred and is being amortized to interest expense over the 30-year life of the debentures.

As of September 30, 2000, the Company had one outstanding treasury lock transaction of $100 million, based on the 10-year U.S. treasury rate. This treasury lock transaction has an average interest rate of approximately 4.6 percent and expires in June 2001. Unrecognized gain on the treasury lock transaction was approximately $8 million as of September 30, 2000.

7. COMMON STOCK REPURCHASE PROGRAM

During the first nine months of 2000, BNSF repurchased 58.5 million shares of its common stock at an average price of $22.97 per share under the Company's share repurchase program amounting to a total cost of $1,344 million. On September 21, 2000, the Board of Directors authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the total of 90 million shares previously authorized in equal amounts in July 1997, December 1999, and April 2000. Since the inception of the share repurchase program in 1997, 85.6 million shares have been repurchased, leaving 34.4 million shares remaining under current authorizations.

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

Results of Operations
---------------------

Three months ended September 30, 2000 compared with three months ended September 30, 1999

BNSF recorded net income for the third quarter of 2000 of $259 million ($0.64 per share), compared with third quarter 1999 net income of $348 million ($0.75 per share). The decrease in earnings per share is primarily due to the effect on net income of a $61 million increase in fuel expenses, softness in the agricultural commodities and coal business units and an unfavorable change in other income (expense), partially offset by the favorable effect of strong intermodal revenues and the common stock repurchase program (see Note 7 to the Company's consolidated financial statements).

Revenues

The following table presents BNSF's revenue information by commodity for the three months ended September 30, 2000 and 1999 and includes certain reclassifications of prior year information to conform to the current year presentation:


                                                                                                             Average Revenue
                                              Revenues                       Cars/Units                       Per Car/Unit
                                     ---------------------------    -----------------------------     -----------------------------
                                        2000            1999             2000            1999              2000            1999
                                     -----------     -----------    -------------     -----------     -------------    ------------
                                            (In Millions)                    (In Thousands)

Intermodal                         $         687     $       652              906             835     $         758    $        781
Carload                                      652             647              459             447             1,420           1,447
Coal                                         550             564              518             537             1,062           1,050
Agricultural Commodities                     317             371              176             196             1,801           1,893
Automotive                                   107              99               54              57             1,981           1,737
                                     -----------     -----------    -------------     -----------     -------------    ------------
Total Freight Revenues                     2,313           2,333            2,113           2,072             1,095           1,126
                                                                    =============     ===========     -------------    ------------
Other Revenues                                 2               7
                                     -----------     -----------
Total Operating Revenues             $     2,315     $     2,340
                                     ===========     ===========

Total revenues for third quarter of 2000 were $2,315 million or 1 percent lower than revenues of $2,340 million for the third quarter of 1999. The decrease primarily reflects decreases in the agricultural and coal sectors, partially offset by higher intermodal, carload, and automotive revenues. Average revenue per car/unit decreased approximately 3 percent in the third quarter of 2000 to $1,095 from $1,126 in the third quarter of 1999.

Intermodal revenues of $687 million for the third quarter of 2000 increased $35 million or 5 percent reflecting increases in the International and Truckload sectors partially offset by decreases in Direct and Intermodal Marketing Company
(IMC) revenues. International revenues were up sharply due to record Trans-Pacific trade, new customer contracts, and increased loadings from Maersk, Evergreen, OOCL, and Hyundai, while Truckload revenues benefited from increased shipments with Schneider National. These increases were partially offset by decreases in Direct revenues and IMC revenues due to the loss of shipments to Union Pacific Corporation due to pricing pressure and strong over-the-road competition.

Carload revenues of $652 million for the third quarter of 2000 were $5 million or 1 percent higher than the third quarter of 1999 due to increases in the Metals, Minerals and other Consumer Products sectors, partially offset by decreases in the Forest Products and Chemicals sectors. Increases were a result of additional steel and other metal loadings in the Metals sector, increased loadings of sand and clay in the Minerals sector due to growth in domestic oil production, and strong increases in perishables and vegetables as well as dry boxcar shipments in the other Consumer Products sector. These increases were partially offset by decreased shipments of lumber despite increased printing paper shipments in the Forest Products sector and decreased shipments of industrial chemicals and plastics in the Chemicals sector.

Coal revenues continue to be softer than in the third quarter of 1999 and declined $14 million, or 2 percent, to $550 million due to the effect on demand of mild weather and high customer stockpiles, particularly across the Midwest.

Agricultural commodities revenues of $317 million for the third quarter of 2000 were $54 million or 15 percent lower than revenues for the third quarter of 1999, due to weak Pacific Northwest and Mexico shipments of corn, and decreased shipments of Gulf and Pacific Northwest wheat, combined with decreased shipments of bulk foods and barley due to market pricing issues and decreased shipments of soybeans due to reduced exports.

Automotive revenues of $107 million for the third quarter of 2000 were $8 million or 8 percent higher than the third quarter of 1999. This increase can be attributed to increased regional demand for vehicles.

Expenses

Total operating expenses for the third quarter of 2000 were $1,744 million, an increase of $35 million or 2 percent, over 1999 on a 2 percent increase in cars and units handled and a $61 million increase in fuel expenses. The operating ratio of 75.3 percent for the third quarter of 2000 was higher than the 73.0 percent operating ratio for the third quarter 1999 primarily due to significantly higher fuel costs in the third quarter 2000.

Compensation and benefits expenses of $674 million were $27 million or 4 percent lower than the third quarter of 1999 primarily due to lower employment levels and reduced incentive expense offset by increased base wages.

Purchased services of $240 million for the third quarter of 2000 were $14 million or 6 percent higher than the third quarter of 1999 principally due to increased equipment maintenance costs due to an increase in the number of locomotives under maintenance contracts, and higher ramping and drayage expenses consistent with strong intermodal business.

Equipment rents expenses for the third quarter of 2000 of $192 million were $2 million or 1 percent higher than the third quarter of 1999 due to higher locomotive rental expense partially offset by lower leased equipment rent expenses resulting from a decrease in the number of leased agricultural commodity and coal cars.

Fuel expenses of $231 million for the third quarter of 2000 were $61 million or 36 percent higher than the third quarter of 1999, as a result of a 21 cent or 36 percent increase in the average all-in cost per gallon of diesel fuel. Consumption was slightly lower in the third quarter of 2000 at 293 million gallons compared to 295 million gallons in the third quarter of 1999. The increase in the average all-in cost per gallon of diesel fuel includes a 32 cent increase in the average purchase price, partially offset by a favorable impact in 2000 from the Company's fuel hedging program of 15 cents per gallon compared with the hedge benefit of 4 cents per gallon in 1999.

Materials and other expenses of $182 million for the third quarter of 2000 were $13 million or 7 percent lower than the third quarter of 1999 due in part to lower locomotive and other materials costs.

Interest expense of $117 million for the third quarter of 2000 was $18 million or 18 percent higher than in the third quarter of 1999, reflecting increased debt levels resulting from the Company's share repurchase program and higher interest rates. Total debt increased to $6,733 million at September 30, 2000 from $5,783 million at September 30, 1999.

Other income (expense) for the third quarter was unfavorable by $61 million compared to the third quarter of 1999 primarily due to the recognition in the third quarter of 1999 of a gain of $37 million (pre-tax) in connection with prior period line sales that was partially offset by costs related to those sales, and the recognition in the third quarter of 2000 of $20 million (pre-tax) of expenses relating to the termination of the BNSF/CN Combination Agreement (see Note 2 to the Company's consolidated financial statements).

Nine months ended September 30, 2000 compared with nine months ended September 30, 1999

BNSF recorded net income for the first nine months of 2000 of $725 million ($1.72 per share), compared with the first nine months of 1999 net income of $822 million ($1.75 per share). The decrease in earnings per share is primarily due to the effect on net income of a $157 million increase in fuel expenses and an unfavorable change in other income (expense), partially offset by the favorable effect of the common stock repurchase program (see Note 7 to the Company's consolidated financial statements).

Revenues

The following table presents BNSF's revenue information by commodity for the nine months ended September 30, 2000 and 1999 and includes certain reclassifications of prior year information to conform to current year presentation:


                                                                                                            Average Revenue
                                              Revenues                       Cars/Units                       Per Car/Unit
                                     ---------------------------    -----------------------------     -----------------------------
                                        2000            1999             2000            1999              2000            1999
                                     -----------     -----------    -------------     -----------     -------------    ------------
                                            (In Millions)                   (In Thousands)
Intermodal                           $     1,959     $     1,821            2,561           2,338     $         765    $        779
Carload                                    1,955           1,908            1,348           1,327             1,450           1,438
Coal                                       1,604           1,673            1,512           1,578             1,061           1,060
Agricultural Commodities                     902             968              501             522             1,800           1,854
Automotive                                   365             319              191             183             1,911           1,743
                                     -----------     -----------    -------------     -----------     -------------    ------------
Total Freight Revenues                     6,785           6,689            6,113           5,948             1,110           1,125
                                                                    =============     ===========     -------------    ------------
Other Revenues                                 3              23
                                     -----------     -----------
Total Operating Revenues             $     6,788     $     6,712
                                     ===========     ===========

Total revenues for the first nine months of 2000 were $6,788 million or 1 percent higher than revenues of $6,712 million for the first nine months of 1999. Increases primarily reflect growth in the intermodal, carload, and automotive sectors, partially offset by lower coal and agricultural commodities revenues. Average revenue per car/unit decreased 1 percent in the first nine months of 2000 to $1,110 from $1,125 in the first nine months of 1999.

Intermodal revenues of $1,959 million for the first nine months of 2000 increased $138 million or 8 percent reflecting increases in the international, and truckload sectors partially offset by decreases in the IMC sector. International revenues were up sharply due to increased loadings from Maersk, NYK, and OOCL, resulting from increased Trans-Pacific trade and new customer contracts. Truckload revenues benefited from increased shipments with Schneider National. Revenue increases were partially offset by decreases in the IMC sector due to the loss of shipments to Union Pacific Corporation due to pricing pressure and strong over-the-road competition.

Carload revenues of $1,955 million for the first nine months of 2000 were $47 million or 2 percent higher than the first nine months of 1999 due to increases in all sectors. The increases were a result of increased steel coil and other metal loadings in the Metals sector, increased loadings of sand and clay in the Minerals sector due to increased domestic oil production, increased shipments of pulpboard in the Forest Products sector, strong increases in Perishables and other Consumer Products sectors due to increased citrus and vegetable shipments, and increased shipments from beverage and food shippers.

Coal revenues of $1,604 million for the first nine months of 2000 decreased $69 million or 4 percent compared to the first nine months of 1999 due in part to decreased demand as a result of continued mild weather and high levels of existing inventory at power plants.

Agricultural commodities revenues of $902 million for the first nine months of 2000 were $66 million or 7 percent lower than revenues for the first nine months of 1999 due to weak Pacific Northwest and Mexico shipments of corn, and decreased shipments of Gulf and Pacific Northwest wheat, both caused by worldwide crop competition, decreased shipments of bulk foods and barley due to market pricing issues and decreased shipments of soybeans due to reduced exports.

Automotive revenues of $365 million for the first nine months of 2000 were $46 million or 14 percent higher than the first nine months of 1999. This increase can be attributed to increased regional demand for vehicles.

Expenses

Total operating expenses for the first nine months of 2000 were $5,224 million, an increase of $114 million or 2 percent, over 1999 despite a 3 percent increase in cars and units handled and a $157 million increase in fuel expenses. The operating ratio of 77.0 percent for the first nine months of 2000 was higher than the 76.1 percent operating ratio for the same period of 1999 due to significantly higher fuel costs to date in 2000.

Compensation and benefits expenses of $2,049 million were $21 million or 1 percent lower than the first nine months of 1999 primarily due to lower employment levels and reduced incentive expense offset by increased base wages.

Purchased services of $698 million for the first nine months of 2000 were $12 million or 2 percent higher than the first nine months of 1999 principally due to increased equipment maintenance costs due to an increase in the number of locomotives under maintenance contracts, and higher ramping and drayage expenses due to increased intermodal volume partially offset by lower joint facility charges.

Equipment rents expenses for the first nine months of 2000 of $547 million were $17 million or 3 percent lower than the first nine months of 1999 due to a decrease in lease rates as well as a decrease in the number of leased agricultural commodity and coal cars, partially offset by increased locomotive rental expense.

Fuel expenses of $661 million for the first nine months of 2000 were $157 million or 31 percent higher than the first nine months of 1999, as a result of a 18 cent or 32 percent increase in the average all-in cost per gallon of diesel fuel. Consumption was slightly lower in the first nine months of 2000 at 871 million gallons compared to 877 million gallons in the first nine months of 1999. The increase in the average all-in cost per gallon of diesel fuel includes a 34 cent increase in the average purchase price, partially offset by the favorable impact in 2000 from the Company's fuel hedging program of 12 cents per gallon compared with additional expense from hedging of 4 cents per gallon in 1999.

Materials and other expenses of $599 million for the first nine months of 2000 were $19 million or 3 percent lower than the first nine months of 1999. This decrease primarily reflects: (i) reorganization costs of $48 million incurred in the second quarter of 1999 for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees (see
Note 4 to the Company's consolidated financial statements), (ii) lower current year environmental expenses and locomotive and other materials costs compared to 1999; and (iii) higher current year gains from easement sales. Offsetting these decreases were: (i) $22 million of employee related severance, medical and other benefit costs recorded in the second quarter of 2000 (see Note 4 to the Company's consolidated financial statements) for approximately 150 involuntarily terminated employees, primarily material handlers in mechanical shops and trainmen reserve boards; (ii) the second quarter 1999 $54 million reversal of certain liabilities associated with the consolidation of clerical functions (see
Note 4 to the Company's consolidated financial statements); (iii) the loss of previously earned state tax incentives in the second quarter 2000; and (iv) higher costs in 2000 related to the maintenance of leased equipment.

Interest expense of $336 million for the first nine months of 2000 was $45 million or 15 percent higher than in the first nine months of 1999, reflecting higher debt levels resulting from the Company's share repurchase program and higher interest rates. Total debt increased to $6,733 million at September 30, 2000 from $5,783 million at September 30, 1999.

Other income (expense) was unfavorable by $63 million compared to the first nine months of 1999 primarily due to the recognition in the third quarter of 1999 of a gain of $37 million (pre-tax) in connection with prior period line sales that was partially offset by costs related to those sales, recognition in the third quarter of 2000 of $20 million (pre-tax) of expenses relating to the termination of the BNSF/CN Combination Agreement (see Note 2 to the Company's consolidated financial statements).

Capital Resources and Liquidity
-------------------------------

Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, or leasing of assets.

OPERATING ACTIVITIES

Net cash provided by operating activities was $1,707 million for the nine months ended September 30, 2000, compared with $1,729 million for the nine months ended September 30, 1999. The decrease in cash from operations was primarily due to the decrease in net income and lower deferred income taxes, partially offset by the receipt of a $43 million dividend from the Company's equity investment in TTX Company in March 2000 and lower casualty payments.

INVESTING ACTIVITIES

Net cash used for investing activities for the nine months ended September 30, 2000 was $1,149 million consisting of $990 million of capital expenditures, as discussed below, and $159 million of other investing activities.

A breakdown of cash capital expenditures for the nine months ended September 30, 2000 and 1999, is set forth in the following table (in millions):

Nine Months Ended September 30,                                            2000                1999
---------------------------------------------------------------       ---------------     ---------------
Maintenance of Way                                                              $ 656              $  607
Mechanical                                                                        144                 164
Information Services                                                               43                  54
Other                                                                              83                  90
---------------------------------------------------------------       ---------------     ---------------
Total Maintenance of Business                                                     926                 915
New Locomotives and Freight Cars                                                    -                 255
Terminal and Line Expansion                                                        56                 178
Other Projects                                                                      8                   9
---------------------------------------------------------------       ---------------     ---------------
Total                                                                           $ 990              $1,357
---------------------------------------------------------------       ===============     ===============

Maintenance of Way expenditures for the first nine months of 2000 increased primarily due to an earlier start on projects as a result of a mild winter. Terminal and Line Expansion expenditures, principally main line track and major facility construction, decreased primarily due to a reduced capital program in 2000.

Through September 30, 2000, BNSF has acquired 203 of the 246 locomotives it has committed to acquire in 2000. The increase in locomotive commitments from 196 represents an acceleration of 50 locomotives originally planned for acquisition in early 2001, due to current favorable market conditions. All locomotive acquisitions in 2000 are anticipated to be acquired through operating leases.

FINANCING ACTIVITIES

Net cash used for financing activities during the first nine months of 2000 was $552 million, primarily related to common stock repurchases of $1,344 million partially offset by net proceeds from total debt of $922 million.

During the first nine months of 2000, BNSF repurchased 58.5 million shares of its common stock at an average price of $22.97 per share under the Company's share repurchase program amounting to a total cost of $1,344 million. On September 21, 2000, the Board of Directors authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the total of 90 million shares previously authorized in equal amounts in July 1997, December 1999, and April 2000. In evaluating the timing of share repurchases, management considers many factors including, among other things, economic, market and business conditions and outlook, alternative uses of cash and debt, financial ratios, and stockholder returns.

In February 2000, a put option on $100 million of medium-term notes paying a coupon of 6.1 percent was exercised by the holders and the Company repaid the holders primarily with proceeds from the issuance of commercial paper.

In April 2000, BNSF issued $300 million of 7.9 percent notes due April 2007 and $200 million of 8.1 percent debentures due April 2020. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases, as discussed above. At the time of issuing the $300 million of 7.9 percent notes and the $200 million of 8.1 percent debentures discussed above, the Company closed out two treasury lock transactions, each in an amount of $100 million, at gains of approximately $9 million and $13 million, respectively, which have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively. Subsequent to this debt issuance, the Company had no remaining capacity under the February 1999 shelf registration statement.

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

In August 2000, BNSF issued $275 million of 7.9 percent debentures due August 2030 under the May 2000 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases. At the time of issuing these debentures, the Company closed out a treasury lock transaction in the amount of $100 million at a gain of approximately $8 million which has been deferred and is being amortized to interest expense over the 30-year life of the debentures. Subsequent to this issuance, the Company had $725 million available for borrowing under the May 2000 registration statement.

BNSF's ratio of total debt to total capital was 47.6 percent and 41.6 percent at September 30, 2000 and December 31, 1999, respectively. This increase is attributable to the increase in debt and lower equity due primarily to higher share repurchases as discussed above.

CREDIT AGREEMENTS

BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. At September 30, 2000, there were no borrowings against the revolving credit agreements. However, outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements, which were renewed and extended effective June 21, 2000, allow borrowings of up to $1.0 billion on a short-term basis (an increase of $250 million over the prior agreement) and $750 million on a long-term basis. Annual facility fees are currently 0.1 percent and 0.125 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon i) LIBOR plus a spread determined by BNSF's senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The commitments of the lenders under the short-term agreement are scheduled to expire in June 2001. The commitments of the lenders under the long-term agreement are scheduled to expire in June 2005.

The maturity value of commercial paper outstanding as of September 30, 2000 was $818 million, reducing the total capacity available under the revolving credit agreements to $932 million. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at September 30, 2000, the Company was in compliance.

DIVIDENDS

Common stock dividends declared for the nine months ended September 30, 2000 and 1999 were 36 cents per share. Dividends paid on common stock during the first nine months of 2000 and 1999 were $158 million and $169 million, respectively. On July 20, 2000, the Board of Directors declared a regular quarterly common stock dividend of 12 cents per share upon its outstanding shares of common stock, $0.01 par value, payable October 2, 2000 to shareholders of record on September 11, 2000. On October 19, 2000, the Board of Directors declared a regular quarterly common stock dividend of 12 cents per share upon its outstanding shares of common stock, $0.01 par value, payable January 2, 2001, to shareholders of record December 12, 2000.

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

The termination followed the imposition by the Surface Transportation Board
(STB) on March 17, 2000 of a 15-month moratorium on major railroad control transactions (STB Ex Parte No. 582) and the July 14, 2000 decision of the United States Court of Appeals for the District of Columbia Circuit upholding the STB's authority to impose the moratorium that precluded BNSF and CN from filing their control application with the STB during the pendency of the moratorium.

Due to the termination of the Combination in July 2000, the Company recorded to other income (expense) $20 million (pre-tax) in costs related to the Combination during the third quarter. These costs would have been included as part of the purchase price had the Combination been consummated.

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

Labor

The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees is underway. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements remained in effect on January 1, 2000, and will continue to remain in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers' Conference Committee, BNSF's multiemployer collective bargaining representative, recently reached a tentative agreement with the United Transportation Union (UTU) covering wage and work rule issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen (approximately one third of BNSF's unionized workforce). The agreement is subject to ratification by the UTU's membership. Health and welfare benefit issues were not resolved by this agreement, and will remain the subject of continuing negotiations.

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

Based on interest rate and fuel hedging instruments outstanding at September 30, 2000 and previously deferred net losses from past interest rate hedging transactions, all of which are cash-flow hedge transactions, the Company currently estimates that the impact of SFAS No. 133, as amended, would result in a net-of-tax cumulative-effect benefit to accumulated other comprehensive deficit in the Company's consolidated balance sheet of approximately $78 million if adopted as of September 30, 2000.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are "forward-looking" statements within the meaning of the federal securities laws. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, changes in fuel prices, changes in labor costs, and labor difficulties including strikes; legal and regulatory factors: changes in and new laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition and commodity concentrations as well as natural events such as severe weather, floods and earthquakes. The factors noted, individually or in combination could, among other things, limit demand and pricing, affect costs and the feasibility of certain operations, or affect traffic and pricing levels.

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

COMMODITY PRICE SENSITIVITY

As discussed in Note 6 to the Company's consolidated financial statements, BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of September 30, 2000. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

                                                            September 30, 2000
                                    ----------------------------------------------------------------
                                                Maturity Date
                                    ------------------------------------                    Fair
                                       2000         2001          2002        Total       Value (1)
                                    ----------    ---------    ---------    ---------    -----------
Diesel Fuel Swaps:
    Gallons (in millions)               123          277          101          501           $153
    Weighted average price per
         gallon                        $0.50        $0.49        $0.50        $0.50            -

(1) Represents unrecognized gains (in millions) based on the price of Gulf Coast #2 heating oil.

TREASURY LOCK TRANSACTIONS

As discussed in Note 6 to the Company's consolidated financial statements, in anticipation of future debt issuances, BNSF has entered into a treasury lock transaction, based on the 10-year U.S. treasury rate, as reflected in the following table as of September 30, 2000. The interest rates in the table below exclude a credit spread which will be determined at the time of the actual debt issuance and will be included in the all-in interest.

                                                     September 30, 2000
                                        -------------------------------------------
                                            Expiration
                                               Date
                                        ---------------
                                             2001           Total     Fair Value (1)
                                        ---------------   ---------   -------------
Fixed Rate Treasury Locks (in millions)     $ 100           $100           $8
Average Pay Rate                             4.6%           4.6%            -

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



                           BURLINGTON NORTHERN SANTA FE CORPORATION
                           (Registrant)



                           By:  /s/  Dennis R. Johnson
                               ------------------------------------------
                           Dennis R. Johnson
                           Vice President and Controller
                           (On behalf of the Registrant and as principal
                            accounting officer)



Fort Worth, Texas
November 13, 2000

                   BURLINGTON NORTHERN SANTA FE CORPORATION

                                 Exhibit Index



12.1  Computation of Ratio of Earnings to Fixed Charges

13.1 1999 Annual Report to Shareholders of Burlington Northern Santa Fe Corporation (pages 34-35 only) under the heading "Proposed Combination with Canadian National Railway Company"

27.1  Financial Data Schedule for the quarter ended September 30, 2000

27.2  Restated Financial Data Schedule for the quarter ended September 30, 1999