Form 10-K
period 2000-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2001-02-12
CIK 934612

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11.616 billion on January 31, 2001. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Common Stock, $0.01 par value, 392,452,205 shares outstanding as of January 31, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the documents from which parts thereof have been incorporated by reference and the part of the Form 10-K into which such information is incorporated:

   Burlington Northern Santa Fe Corporation's definitive Proxy
    Statement, to be filed not later than 120 days after the end of the fiscal year covered by this report.......................... PART III

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I


Items 1 and 2. Business and Properties....................................    1


Item 3. Legal Proceedings.................................................    9


Item 4. Submission of Matters to a Vote of Security Holders...............    9


EXECUTIVE OFFICERS OF THE REGISTRANT......................................    9


PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters..................................................................   10


Item 6. Selected Financial Data...........................................   11


Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   11


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......   24


Item 8. Financial Statements and Supplementary Data.......................   28


Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................   52


PART III


Item 10. Directors and Executive Officers of the Registrant...............   52


Item 11. Executive Compensation...........................................   53


Item 12. Security Ownership of Certain Beneficial Owners and Management...   53


Item 13. Certain Relationships and Related Transactions...................   53


PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   54


SIGNATURES................................................................  S-1


CONSOLIDATED FINANCIAL STATEMENT SCHEDULE.................................  F-1


EXHIBITS..................................................................  E-1

                                     PART I

ITEMS 1 and 2. Business and Properties

   Burlington Northern Santa Fe Corporation (BNSF) was incorporated in the State of Delaware on December 16, 1994. On September 22, 1995, the stockholders of Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (SFP) became the stockholders of BNSF pursuant to a business combination of the two companies. To effect the combination, BNSF was formed to act as the parent holding company of BNI and SFP. BNI and SFP each owned a large, Class I railroad: Burlington Northern Railroad Company (BNRR) and The Atchison, Topeka and Santa Fe Railway Company (ATSF), respectively.

   On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, ATSF merged with and into BNRR, and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company (BNSF Railway). On January 2, 1998, SFP merged with and into BNSF Railway.

   Through its subsidiaries, BNSF is engaged primarily in the rail transportation business. At December 31, 2000, BNSF and its subsidiaries had approximately 39,600 employees. The rail operations of BNSF Railway, BNSF's principal operating subsidiary, comprise one of the largest railroad systems in the United States. BNSF Railway's business and operations are described below.

   On December 18, 1999, BNSF and Canadian National Railway Company (CN) entered into an agreement to combine their companies. Pursuant to the Amended and Restated Combination Agreement dated as of December 18, 1999 by and among BNSF, CN, North American Railways, Inc. (North American Railways) and Western Merger Sub, Inc. (the Combination Agreement), the combined enterprise was to consist of two public companies--North American Railways and CN--to comply with Canadian requirements prohibiting any person and that person's associates from owning more than 15 percent of the voting rights in CN and to ensure that the combination would be tax-efficient for each company's shareholders. Upon completion of the combination, BNSF was to be a wholly owned subsidiary of North American Railways, and all shareholders were to have voting interests in both North American Railways and CN and economic interests in the combined companies. Completion of the combination required approval of the shareholders of BNSF and CN. The combination was also subject to approval of the U. S. Surface Transportation Board (STB), compliance with the Competition Act (Canada), and approval by the Quebec Superior Court.

   On March 17, 2000, the STB served a Decision (STB Ex Parte No. 582) directing Class I railroads to suspend activity relating to any railroad transaction that would be deemed a "major transaction" under STB regulations, "pending development of new rules" by the STB governing merger transactions. The Decision followed a four-day hearing that ended March 10, 2000, which the STB held to discuss the impact of future rail consolidations on the present and future structure of the rail industry and what the evolving structure of the North American railroad industry should be. The Decision stated that no filings relating to a major railroad transaction would be accepted for 15 months. The Decision also suspended the Notice of Intent to File Railroad Control Application that had been filed by BNSF and CN on December 20, 1999, giving notice of their intent to file a joint application for STB approval of their proposed rail combination on or after March 20, 2000.

   On March 17, 2000, BNSF, CN, and the Western Coal Traffic League filed petitions for review of the STB's March 17, 2000 Decision in the United States Court of Appeals for the District of Columbia Circuit. On March 29, 2000, BNSF filed a petition for stay of the STB's decision pending judicial review with the United States Court of Appeals for the District of Columbia Circuit.

   On July 14, 2000, the United States Court of Appeals for the District of Columbia Circuit ruled and upheld the STB's authority to impose the moratorium that precluded BNSF and CN from filing their control application with the STB during the pendency of the moratorium. On July 20, 2000, BNSF and CN announced their mutual termination of the Combination Agreement with neither party paying any break-up fees.

Track Configuration

   BNSF Railway operates over a railroad system consisting of, at December 31, 2000, approximately 33,500 route miles of track (excluding second, third and fourth main tracks, yard tracks, and sidings), approximately 25,000 miles of which are owned route miles, including easements, through 28 states and two Canadian provinces. Approximately 7,500 route miles of BNSF Railway's system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over another railroad's tracks. BNSF Railway operates over other trackage through lease or contractual arrangements.

   As of December 31, 2000, the total BNSF Railway system, including first, second, third and fourth main tracks, yard tracks, and sidings, consisted of approximately 51,000 operated miles of track, all of which were owned by or held under easement by BNSF Railway except for approximately 8,200 miles operated under trackage rights agreements with other parties. At December 31, 2000, approximately 26,700 miles of BNSF Railway's track consisted of 112-pound per yard or heavier rail, including approximately 18,900 track miles of 131-pound per yard or heavier rail.

Equipment Configuration

   BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock as of the dates shown below:

   At December 31,                                           2000   1999   1998
   ---------------                                          ------ ------ ------
   Diesel Locomotives......................................  4,966  5,095  4,992
                                                            ====== ====== ======
   Locomotives Under Power Purchase Agreements.............     99     99     99
                                                            ====== ====== ======
   Freight Cars:
     Box-general purpose...................................    896    913    948
     Box-specially equipped................................  9,785 10,111 10,295
     Open Hopper...........................................  9,984 10,287 10,772
     Covered Hopper........................................ 44,632 45,463 44,643
     Gondola............................................... 12,415 12,753 12,427
     Refrigerator..........................................  6,111  6,236  6,476
     Autorack..............................................  4,775  4,799  3,304
     Flat..................................................  6,389  6,468  6,289
     Tank..................................................    480    482    489
     Caboose...............................................    305    319    351
     Other.................................................    727    728    729
                                                            ------ ------ ------
     Total Freight Cars.................................... 96,499 98,559 96,723
                                                            ====== ====== ======
   Domestic Containers..................................... 10,999 11,019  9,849
   Trailers................................................  2,201  2,213  2,410
   Domestic Chassis........................................  9,405  9,406  9,409
   Company Service Cars....................................  4,334  4,399  4,685
   Commuter Passenger Cars.................................    141    141    141

   In addition to the chassis, containers, trailers, and freight cars shown above, BNSF Railway had under short-term leases 18,844 chassis, 13,692 containers, 2,675 trailers, and 2,270 freight cars at December 31, 2000. The average age from date of manufacture of the locomotive fleet at December 31, 2000 was 11.863 years; the average age from date of manufacture or remanufacture of the freight car fleet at December 31, 2000 was 17.24 years. These averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance

   BNSF Railway cash capital expenditures for the periods indicated were as follows:

   Year Ended December 31,                                  2000   1999   1998
   -----------------------                                 ------ ------ ------
                                                              (in millions)
   Maintenance of Way
     Rail................................................. $  210 $  256 $  238
     Ties.................................................    206    170    220
     Surfacing............................................    134    130    136
     Other................................................    285    254    205
                                                           ------ ------ ------
       Total Maintenance of Way...........................    835    810    799
   Mechanical.............................................    221    240    243
   Information Services...................................     66     74     76
   Other..................................................    144    151    185
                                                           ------ ------ ------
       Total Maintenance of Business......................  1,266  1,275  1,303
   New Locomotives and Freight Cars.......................    --     261    340
   Terminal and Line Expansion............................     99    233    487
   Other Projects.........................................     34     19     17
                                                           ------ ------ ------
   Total Capital Expenditures............................. $1,399 $1,788 $2,147
                                                           ====== ====== ======

   The above table does not include expenditures for equipment financed through operating leases (principally, locomotives and rolling stock). BNSF's planned 2001 cash capital commitments approximate $1.5 billion. Approximately $1.3 billion of the total planned capital commitments will be for maintenance of business activities, primarily consisting of expenditures to maintain BNSF's track, signals, bridges and tunnels, as well as to overhaul locomotives and freight cars with the remaining to be spent on terminal and line expansions and other projects.

   As of December 31, 2000, General Electric Company, the Electro-Motive Division of General Motors Corporation, and Boise Locomotive Corporation performed locomotive maintenance and overhauls for BNSF Railway under various maintenance agreements that covered approximately 3,000 locomotives. These agreements require the work to be done at BNSF Railway's facilities using BNSF Railway employees.

   The majority of maintenance of way expenditures for track has been for rail and tie refurbishment and track resurfacing. The extent of the BNSF Railway track maintenance program is depicted in the following table:

   Year Ended December 31,                                   2000   1999   1998
   -----------------------                                  ------ ------ ------
   Track miles of rail laid (1)............................    732    926  1,029
   Cross ties inserted (thousands)(1)......................  2,527  2,365  2,452
   Track resurfaced (miles)................................ 11,228 10,505 12,383

--------
(1) Includes expenditures for both maintenance of existing route system and expansion projects. These expenditures are primarily capitalized.

   BNSF Railway planned 2001 track maintenance of way program, together with expansion projects, will result in the installation of approximately 816 track miles of rail, the replacement of about 2.6 million ties and the resurfacing of approximately 11,500 miles of track.

Property and Facilities

   BNSF Railway operates facilities and equipment to maintain its track, locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 37 major intermodal hubs located across the system and three intermodal hub centers off-line used in connection with haulage agreements with other railroads. BNSF Railway's largest intermodal facilities in terms of 2000 volume are:

       Intermodal Facilities                                             Units
       ---------------------                                           ---------
       Hobart Yard (Los Angeles)...................................... 1,057,000
       Corwith Yard (Chicago).........................................   755,000
       Willow Springs (Illinois)......................................   697,000
       Chicago Hub Center.............................................   446,000
       Alliance (Texas)...............................................   412,000
       San Bernardino (California)....................................   388,000
       Argentine (Kansas).............................................   249,000

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

   BNSF Railway's largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

                                                                  Daily Average
       Classification Yard                                        Cars Processed
       -------------------                                        --------------
       Argentine (Kansas)........................................     2,046
       Galesburg (Illinois)......................................     1,553
       Pasco (Washington)........................................     1,443
       Barstow (California)......................................     1,281
       Memphis (Tennessee).......................................     1,242

   Certain BNSF Railway properties and other assets are subject to liens securing, as of December 31, 2000, $467 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and leases, as referred to in Note 8 to the Consolidated Financial Statements included in this filing.

Employees and Labor Relations

   Productivity as measured by revenue ton miles per employee has risen steadily in the last three years, while compensation and benefits expense per revenue ton mile decreased over the same period, as shown in the table below.

   Year Ended December 31,                                   2000   1999   1998
   -----------------------                                  ------ ------ ------
   Thousand revenue ton miles divided by average number of
    Employees.............................................  12,342 11,564 10,576
   Compensation and benefits expense per thousand revenue
    ton miles.............................................   $5.55  $5.62  $6.00

   Approximately 89 percent of BNSF Railway employees are union-represented. They work under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements will continue to remain in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers' Conference Committee, BNSF's multi-employer collective bargaining representative, recently reached a tentative agreement with the United Transportation Union (UTU) covering wage and work rule issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen (approximately one third of BNSF's unionized workforce). The agreement is subject to ratification by the UTU's membership. Health and welfare benefit issues were not resolved by this agreement, and will remain the subject of continuing negotiations.

   Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway's contributions under the Railroad Retirement System are approximately triple those in industries covered by Social Security.

   Railroad industry personnel are also covered by the Federal Employers' Liability Act (FELA) rather than by state workers' compensation systems. FELA is a fault-based system, with compensation for injuries settled by negotiation and litigation, not subject to specific statutory limitations on the amount of recovery. By contrast, most other industries are covered under state, no-fault workers' compensation plans with standard compensation schedules. BNSF Railway believes it has adequate recorded liabilities for its FELA claims. However, the ultimate costs of these FELA claims are uncertain and the actual costs could be significantly higher than anticipated.

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

   Major markets served directly by BNSF Railway include Albuquerque, Amarillo, Billings, Birmingham, Bismarck/Mandan, Cheyenne, Chicago, Corpus Christi, Council Bluffs, Dallas, Denver, Des Moines, Duluth/Superior, El Paso, Eugene/Salem, Fargo/Moorhead, Fort Worth, Fresno/Bakersfield, Galesburg, Galveston, Grand Forks, Helena, Houston, Kansas City, Lake Charles, Lincoln, Little Rock/Pine Bluff, Los Angeles, Lubbock, Memphis, Minot, Mobile, New Orleans, Oklahoma City, Olympia, Omaha, Peoria, Phoenix, Portland, the Quad Cities, Reno/Sparks, Sacramento, Salt Lake City/Ogden, San Antonio, San Diego, the San Francisco Bay area, the San Joaquin Valley area, St. Louis/East St. Louis, St. Paul/Minneapolis, Seattle, Sioux City, Sioux Falls, Spokane, Springfield (Missouri), Stockton, Tacoma, Topeka, Tulsa, Waco, Wichita, Vancouver (British Columbia), Wenatchee, Winnipeg (Manitoba) and Yakima. BNSF serves Cedar Rapids through a "Voluntary Coordination Agreement" with the Cedar Rapids and Iowa City Railway Company and Iowa Interstate Railroad, and through a haulage agreement with CN. Other major cities are served through Intermodal Market Extension terminals located at various off-line points. Major ports served include Beaumont, Bellingham, Brownsville, Corpus Christi, Everett, Galveston, Houston, Kalama, Long Beach, Longview, Los Angeles, Mobile, New Orleans, Portland, Richmond (Oakland), San Diego, Seattle, Duluth/Superior, Tacoma, Vancouver (Washington), and Vancouver (British Columbia). Canadian traffic is accessed through border crossings in Minnesota, North Dakota, Montana, and Washington, as well as through interchange with

Canadian railroads at Chicago, Minneapolis/St. Paul, and other gateways. BNSF Railway also accesses markets in Mexico through United States/Mexico crossings at Brownsville, Eagle Pass and El Paso, Texas and San Diego, California and, through an interline agreement with the Texas Mexican Railway Company, BNSF Railway reaches Laredo, Texas, a major rail gateway between the U.S. and Mexico.

   Carload. The carload freight business provided approximately 28 percent of revenues in 2000. Carload revenue comes from five types of business:

  . Chemicals. The chemicals business is composed of fertilizer, petroleum, plastics and chemical commodities. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks to produce other chemical and plastic products. Agricultural chemicals and minerals include sulphur that generally moves to the Gulf Coast and from there via vessels to Florida and overseas markets for use in making phosphatic fertilizers. Potash is transported to domestic markets and to export points for markets in South America and Asia.

  . Forest Products. The primary forest product commodities transported are lumber, plywood, oriented strand board, particle board, paper products, pulpmill feedstocks, wood pulp and sawlogs. This diverse commodities group primarily originates from the Pacific Northwest, Western Canada, upper Midwest, and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper, and industrial packaging.

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

   Intermodal. The intermodal freight business provided approximately 29 percent of revenues in 2000 and consists of the hauling of freight, usually in containers or truck trailers, through a combination of different modes of transportation such as rail, truck or water carriers. The intermodal business is highly service-driven, and in many cases truck carriers and railroads work jointly to provide intermodal service.

   Intermodal 2000 results include revenue from four types of business:

  . Direct Marketing. Direct marketing efforts resulted in approximately 32 percent of total intermodal revenue. These center around traffic contracted from United Parcel Service and the United States Postal Service, and service for nationwide LTL (Less-Than-Truckload) carriers including Yellow Freight, Roadway Express, and Consolidated Freightways.

  . International. International business consists primarily of traffic from steamship companies and accounted for approximately 35 percent of intermodal revenues.

  . Intermodal Marketing Companies. Approximately 17 percent of total intermodal revenue was generated through intermodal marketing companies, primarily shipper agents and consolidators.

  . Truckload. Truckload traffic represented approximately 16 percent of total intermodal revenue. The joint service arrangement with J.B. Hunt, referred to as Quantum, represented the largest truckload component, while Schneider National was the next largest.

   Coal. Based on carloadings and tons hauled, BNSF Railway is the largest transporter of western low-sulfur coal in the United States, and the transportation of coal contributed about 23 percent to 2000 revenues. Approximately 90 percent of BNSF Railway's coal traffic originated in the Powder River Basin of Wyoming and Montana during the three years ended December 31, 2000. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States.

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

   Agricultural Commodities. The transportation of agricultural commodities provided approximately 14 percent of 2000 revenues and includes wheat, corn, bulk foods, soybeans, oil seeds and meals, feeds, barley, oats and rye, flour and mill products, milo, oils, specialty grains, and malt. The BNSF Railway system is strategically located to serve the grain-producing regions of the Midwest and Great Plains. In addition to serving most grain-producing areas, BNSF Railway serves most major terminal, storage, feeding and food-processing locations. Furthermore, BNSF Railway has access to major export markets in the Pacific Northwest, western Great Lakes, and Texas Gulf regions, and in Mexico.

   Automotive. The transportation of both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest provided about five percent of 2000 revenues.

   Freight Statistics. The following tables set forth certain freight statistics relating to rail operations for the periods indicated. Certain amounts have been reclassified to reflect changes in the business groups for years prior to 2000 and to conform to current year presentation.

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
   Revenue ton miles (millions)......................... 491,959 493,207 469,045
   Freight revenue per thousand revenue ton miles.......  $18.52  $18.40  $19.08
   Average haul per ton (miles).........................     996     994     970

   For revenue, cars/units and average revenue per unit information for the three years ended December 31, 2000, see the revenue table included as part of
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this filing.

Government Regulation and Legislation

   Rail operations are subject to the regulatory jurisdiction of the STB of the United States Department of Transportation (DOT), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration
(OSHA), and state regulatory agencies. The STB, which is the successor to the Interstate Commerce Commission (ICC), has jurisdiction over certain rates, routes, and services, the extension, sale, or abandonment of rail lines, and consolidation or merger with, or acquisition of control of, rail common carriers. On October 3, 2000, the STB issued a Notice of Proposed Rulemaking relating to standards to be used in evaluating applications for authority to engage in certain railroad mergers, consolidations, and changes in control that are deemed "major transactions" under STB regulations. The proposed new standards are designed to increase the burden on applicants to demonstrate that a proposed merger is in the public interest. The rulemaking is expected to be completed in June 2001.

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

   Many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the "Superfund" law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. For further discussion, see Note 11 to the Consolidated Financial Statements included in this filing.

Competition

   The business environment in which BNSF Railway operates remains highly competitive. Depending on the specific market, deregulated motor carriers, other railroads and river barges may exert pressure on price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF Railway and other railroads strive to develop and implement operating efficiencies to improve productivity.

   As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway's primary rail competitor in the western region of the United States is Union Pacific Railroad Company (UP). Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway. Coal, one of BNSF Railway's primary commodities, continues to be subject to various types of competitive pressures.

   As a condition to approval of the merger of rail carriers controlled by Union Pacific and Southern Pacific, the STB in its 1996 decision required the grant to BNSF Railway of trackage rights over approximately 4,000 miles of UP/SP track. BNSF Railway also purchased over 335 miles of track from UP/SP as a result of the STB's decision. BNSF Railway and Union Pacific compete head-to-head in Gulf Coast, Intermountain and West Coast markets served by these lines. In 1998, BNSF Railway and UP entered into an agreement to exchange half interests in the two pieces of the former Southern Pacific Transportation Company ("SP") rail line between Houston and New Orleans which are separately owned by the two railroads. Both railroads now have access to all customers, including chemical, steel, gas and other companies, along the entire line, including on former SP branch lines.

   The STB approved the carve-up of Consolidated Rail Corporation (Conrail) between CSX Corporation and Norfolk Southern Corporation which was implemented in 1999. CSX and Norfolk Southern operate the two largest rail systems in the eastern United States. Also, in 1999, Canadian National Railway Company (CN) acquired Illinois Central Corporation (IC). CN is Canada's largest railroad and reaches the U.S. cities of Detroit and Chicago, while IC has operations extending from Chicago to the Gulf of Mexico, and west through Iowa. In January 2001, CN announced its intention to acquire the Wisconsin Central, a regional railroad with track and trackage rights in Illinois, Wisconsin, Minnesota, Michigan, and the province of Ontario.

ITEM 3. Legal Proceedings

   BNSF and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of BNSF management that none of these items, when finally resolved, will have a material adverse effect on the financial position or liquidity of BNSF, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

   Reference is made to Note 4 to the Consolidated Financial Statements included in this filing for information concerning certain pending administrative appeals with the Internal Revenue Service.

ITEM 4. Submission Of Matters To a Vote Of Security Holders

   No matters were submitted by BNSF to a vote of its securities holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

   Listed below are the names, ages, and positions of all executive officers of BNSF (excluding Robert D. Krebs and Matthew K. Rose, executive officers who are also directors of BNSF, information as to whom will be included in BNSF's Proxy Statement for its 2001 annual meeting of shareholders which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year) and their business experience during the past five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, resignation, or removal.

Thomas N. Hund, 47

   Executive Vice President and Chief Financial Officer since January 2001. Prior to that, Senior Vice President and Chief Financial Officer and Treasurer from August 1999, and Vice President and Controller from September 1995.

Carl R. Ice, 44

   Executive Vice President and Chief Operations Officer since January 2001. Prior to that, Senior Vice President-Operations from June 1999, Vice President-Operations North from January 1999, Vice President-Chief Mechanical Officer from December 1996, Vice President-Chief Mechanical Officer of ATSF from January 1996 and Vice President-Executive of ATSF from May 1995.

Dennis R. Johnson, 39

   Vice President and Controller since August 1999. Prior to that, Assistant Vice President and Assistant Controller from January 1997, and Assistant Vice President and Assistant Controller for ATSF from January 1992 to December 1996.

Jeffrey R. Moreland, 56

   Executive Vice President-Law and Chief of Staff since January 2001. Prior to that, Senior Vice President-Law and Chief of Staff since February 1998, and Senior Vice President-Law and General Counsel from September 1995.

Charles L. Schultz, 53

   Executive Vice President and Chief Marketing Officer since June 1999. Prior to that, Senior Vice President-Intermodal and Automotive Business Unit since February 1996, and Vice President-Intermodal of ATSF and BNRR from September 1995.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

   BNSF's common stock is listed on the New York Stock Exchange under the symbol "BNI." The common stock is also listed on the Chicago Stock Exchange and Pacific Exchange. Information as to the high and low sales prices of such stock for the two years ending December 31, 2000 and the frequency and amount of dividends declared on such stock during such period, is set forth in Note 15 to the Consolidated Financial Statements included in this filing. The approximate number of record holders of the common stock at January 31, 2001 was 44,000.

ITEM 6. Selected Financial Data

   The following table presents, as of and for the dates indicated, selected historical financial information for the Company.

                                                 December 31,
                                    -------------------------------------------
                                     2000     1999     1998     1997     1996
                                    -------  -------  -------  -------  -------
                                    (Dollars in millions, except per share
                                                     data)
FOR THE YEAR ENDED:
Revenues..........................  $ 9,205  $ 9,189  $ 9,054  $ 8,489  $ 8,192
Operating income..................  $ 2,108  $ 2,205  $ 2,158  $ 1,767  $ 1,748
Net income........................  $   980  $ 1,137  $ 1,155  $   885  $   889
Basic earnings per share..........  $  2.38  $  2.46  $  2.45  $  1.91  $  1.95
Average shares (in millions)......    412.1    463.2    470.5    464.4    456.3
Diluted earnings per share........  $  2.36  $  2.44  $  2.43  $  1.88  $  1.91
Average shares (in millions)......    415.2    466.8    476.2    471.1    464.4
Dividends declared per common
 share............................  $  0.48  $  0.48  $  0.44  $  0.40  $  0.40
                                    -------  -------  -------  -------  -------
AT YEAR END:
Total assets......................  $24,375  $23,700  $22,646  $21,266  $19,693
Long-term debt and commercial
 paper, including current portion.  $ 6,846  $ 5,813  $ 5,456  $ 5,289  $ 4,711
Stockholders' equity..............  $ 7,480  $ 8,172  $ 7,784  $ 6,822  $ 5,994
Total debt to capital.............     47.8%    41.6%    41.2%    43.7%    44.0%
                                    -------  -------  -------  -------  -------
FOR THE YEAR ENDED:
Capital expenditures..............  $ 1,399  $ 1,788  $ 2,147  $ 2,182  $ 2,234
Depreciation and amortization.....  $   895  $   897  $   832  $   773  $   760
                                    =======  =======  =======  =======  =======

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Management's discussion and analysis relates to the financial condition and results of operations of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively, BNSF or Company). The principal subsidiary of BNSF is The Burlington Northern and Santa Fe Railway Company (BNSF Railway). All earnings per share information is stated on a diluted basis.

Revenue Table

   The following table presents BNSF's revenue information by commodity for the years ended December 31, 2000, 1999 and 1998 and includes certain reclassifications of prior year information to conform to current year presentation.

                                                                  Average Revenue
                               Revenues          Cars/Units         Per Car/Unit
                         -------------------- ----------------- --------------------
                          2000   1999   1998  2000  1999  1998   2000   1999   1998
                         ------ ------ ------ ----- ----- ----- ------ ------ ------
                            (In Millions)                 (In Thousands)
Intermodal.............. $2,654 $2,507 $2,451 3,441 3,203 3,086 $  771 $  783 $  794
Carload.................  2,577  2,561  2,593 1,774 1,773 1,801  1,453  1,444  1,440
Coal....................  2,131  2,226  2,239 2,023 2,123 2,078  1,053  1,049  1,077
Agricultural
 Commodities............  1,257  1,337  1,280   680   715   689  1,849  1,870  1,858
Automotive..............    493    443    388   249   250   230  1,980  1,772  1,687
                         ------ ------ ------ ----- ----- ----- ------ ------ ------
Total Freight Revenues..  9,112  9,074  8,951 8,167 8,064 7,884 $1,116 $1,125 $1,135
                         ====== ====== ====== ===== ===== ===== ====== ====== ======
Other Revenues..........     93    115    103
                         ------ ------ ------
Total Revenues.......... $9,205 $9,189 $9,054
                         ====== ====== ======

Results of Operations

 Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

   Net income in 2000 was $980 million ($2.36 per share) compared with $1,137 million ($2.44 per share) for 1999. The decrease in earnings per share is primarily due to the effect on net income of a $232 million increase in fuel expenses and recognition in 1999 of a gain of $50 million (pre-tax) in connection with prior period line sales, less costs of $13 million (pre-tax) related to those sales, partially offset by the favorable effect of the common stock repurchase program (see Liquidity and Capital Resources: Common Stock Repurchase Program).

Revenues

   Total revenues for 2000 were $9,205 million or $16 million higher than 1999 revenues of $9,189 million. The $16 million increase primarily reflects increases in the intermodal, carload and automotive sectors, partially offset by lower coal and agricultural revenues. Average revenue per car/unit decreased in 2000 to $1,116 from $1,125 in 1999. Volumes increased for the year but experienced a general slowing late in 2000 based on economic conditions which have continued in January 2001. During 2000, based on reporting to the Association of American Railroads (AAR), BNSF's share of the western United States rail traffic market decreased 0.4 points to 43.1 percent.

   Intermodal revenues of $2,654 million improved $147 million, or 6 percent, compared with 1999 reflecting increases in the international and truckload sectors, partially offset by decreases in the intermodal marketing companies
(IMC) and direct marketing sectors. International revenues were up due to high levels of Trans-Pacific trade as well as market share gains with Mitsui, Yang Ming and Hapag Lloyd. Truckload revenues benefited from strong Schneider National loadings. These revenue increases were partially offset by decreases in the direct marketing sector due to decreased loadings within the less than truckload segment and in the IMC sector due to pricing pressures, and strong over the road competition.

   Carload revenues, which include revenues from the chemicals, forest products, metals, minerals and machinery, perishable and dry boxcar sectors, of $2,577 million for 2000 were $16 million, or 1 percent, higher than 1999 due to increases from the metals, perishables, and minerals sectors, partially offset by decreased chemicals, forest products, and machinery revenues. The metals increases were a result of a strong market for steel; the growth in perishables was from the success of new service offerings and a partial recapture of the truck market; and increases in minerals were due to higher demand for clay and sand used in domestic oil production. These increases were partially offset by decreased shipments of industrial chemicals, softness in the forest products sector, and lower shipments of heavy machinery.

   Coal revenues of $2,131 million for 2000 decreased $95 million, or 4 percent, as a result of volume decreases due to a decrease in demand as a result of milder weather and high customer inventories that affected shipments for most of the year, while 1999 benefited from an inventory build up in preparation for possible Year 2000 outages.

   Agricultural commodities revenues of $1,257 million for 2000 were $80 million, or 6 percent, lower than 1999 due primarily to weaker corn export shipments to the Pacific Northwest and Mexico, and decreased shipments of Gulf and Pacific Northwest wheat, both caused by worldwide crop competition. Revenues were also lower as a result of decreased shipments of bulk foods due to an oversupply of sugar and supplier price competition in the syrup market which resulted in less traffic.

   Automotive revenues of $493 million for 2000 were $50 million, or 11 percent, higher than 1999 reflecting increased industry-wide automobile production for most of the year and more profitable longer haul traffic despite essentially flat volumes year-over-year.

Expenses

   Total operating expenses for 2000 were $7,097 million, an increase of $113 million or 2 percent, compared with operating expenses for 1999 of $6,984 million, despite a $232 million increase in fuel expenses.

   Compensation and benefits expenses of $2,729 million were $43 million, or 2 percent, lower than 1999 primarily due to lower employment levels and reduced incentive expense partially offset by increased base wages.

   Purchased services of $1,022 million for 2000 were $23 million, or 2 percent, lower than 1999 primarily as a result of decreased joint facility and contract switching charges as well as recoveries related to prior periods. This decrease was partially offset by increased contract equipment maintenance costs due to an increase in the number of locomotives under maintenance contracts and volume-related increases in ramping expenses.

   Equipment rents expenses of $742 million were $10 million, or 1 percent, lower than 1999 as a result of lower lease rates on rail cars as well as a decrease in the number of leased agricultural commodity and coal cars, partially offset by increased locomotive rental expense.

   Fuel expenses of $932 million for 2000 were $232 million, or 33 percent, higher than 1999, as a result of a 20 cent, or 35 percent, increase in the average all-in cost per gallon of diesel fuel, partially offset by a 1 percent decrease in consumption from 1,187 million gallons to 1,173 million gallons. The increase in the average all-in cost per gallon of diesel fuel includes a 34 cent increase in the average purchase price, partially offset by the favorable impact in 2000 from the Company's fuel hedging program of 13 cents per gallon compared with additional expense from hedging of 1 cent per gallon in 1999.

   Materials and other expenses of $777 million for 2000 were $41 million, or 5 percent, lower than 1999 principally reflecting: (i) reorganization costs of $48 million incurred in the second quarter of 1999 for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees (see Other Matters: Employee Merger and Separation Costs);
(ii) lower current year environmental expenses and other materials costs compared with 1999; and (iii) higher current year gains from easement sales. Offsetting these decreases were: (i) $22 million of employee-related severance, medical and other benefit costs recorded in the second quarter of 2000 (see Other Matters: Employee Merger and Separation Costs) for approximately 150 involuntarily terminated employees, primarily material handlers in mechanical shops and trainmen reserve boards; (ii) $54 million credit for the reversal of certain liabilities associated with the consolidation of clerical functions in the second quarter 1999 (see Other Matters: Employee Merger and Separation Costs); (iii) the loss of previously earned state tax incentives in the second quarter 2000; and (iv) higher costs in 2000 related to the maintenance of leased equipment.

   Interest expense for 2000 of $453 million increased $66 million, or 17 percent, principally reflecting higher debt levels resulting from the Company's share repurchase program and higher interest rates. Total debt increased to $6,846 million at December 31, 2000, from $5,813 million at December 31, 1999.

   Other income (expense), net was unfavorable by $71 million compared with 1999 primarily due to a $50 million (pre-tax) deferred gain recognized during 1999 in connection with the sale of rail lines in Southern California in 1992 and 1993, and the recognition in 2000 of $20 million (pre-tax) of expenses related to the termination of the proposed combination with Canadian National Railway Company (see Note 3 to the Company's consolidated financial statements).

 Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

   Earnings per share increased to $2.44 per share for 1999 from $2.43 per share for 1998, although net income was slightly lower for 1999 at $1,137 million compared with 1998 net income of $1,155 million. The slight decrease in net income is primarily due to a 1998 gain of $67 million on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P., along with 1998 gains on real estate portfolio sales and higher interest expense in 1999 incurred on borrowings to fund the share repurchase program (see Liquidity and Capital Resources: Common Stock Repurchase Program), and increased 1999 environmental expenses. These decreases in net income were partially offset by increased operating revenues in 1999 due to volume gains in most sectors.

Revenues

   Total revenues for 1999 were $9,189 million, or 1 percent, higher compared with revenues of $9,054 million for 1998. The $135 million increase primarily reflects increases in the intermodal, agricultural commodities and automotive sectors, partially offset by lower carload and coal revenues. Average revenue per car/unit decreased slightly in 1999 to $1,125 from $1,135 in 1998. During 1999, BNSF's share of the Western United States rail traffic market, based on reporting to the AAR, decreased 0.8 points to 43.5 percent. This decrease in market share was primarily due to Union Pacific regaining market share as a result of its recovery from operating difficulties experienced in the prior year.

   Carload revenues of $2,561 million for 1999 were $32 million, or 1 percent, lower than 1998 due to decreases in the chemicals, minerals and machinery, and metals sectors, partially offset by increased forest product revenues. The decreases were a result of weaknesses in the chemicals sector due to soft fertilizer markets, weaknesses in the metals sector due to increased steel imports, and a decrease in dedicated train movements of heavy machinery. These decreases were partially offset by increased inland shipments of forest products.

   Intermodal revenues of $2,507 million improved $56 million, or 2 percent, compared with 1998 reflecting increases in the direct marketing, international and truckload sectors, partially offset by decreases in the intermodal marketing companies (IMC) sector. Direct marketing revenues benefited from year-over-year growth of units shipped for UPS and Roadway Express. International revenues were up due to market share gains and new business with Sealand, NYK, Maersk and K-Line. Truckload revenues were driven primarily by year-over-year growth in J.B. Hunt, Swift and Triple Crown loadings. These revenue increases were partially offset by decreases in the IMC sector due to competitive pricing pressures, an overall softening in the IMC market, and increased trucking capacity.

   Coal revenues of $2,226 million for 1999 decreased $13 million, or 1 percent, as a result of a decrease in average revenue per car due to a decline in coal shipping rates on contracts renewed beginning in late 1998 at the lower 1998 and 1999 market based rates. Operating difficulties early in the year at the Powder River Basin mines, and a decrease in the demand for coal due to milder weather for most of the year, contributed to the year-over-year decrease, which was partially offset by an inventory build-up in 1999 to prepare for possible Year 2000 outages. The total number of rail cars shipped increased by 45,000, or 2 percent, over 1998 volumes.

   Agricultural commodities revenues of $1,337 million for 1999 were $57 million, or 4 percent, higher than 1998 due primarily to increased demand for soybean exports and Pacific Northwest corn. The increase in soybean revenue was fueled by favorable pricing and an increased supply of soybeans that was sufficient to meet the higher demand. Increases in revenue were slightly offset by lower wheat revenue per car and fewer soybean oil shipments in 1999 compared with 1998.

   Automotive revenues of $443 million for 1999 were $55 million, or 14 percent, higher than 1998 reflecting growth in vehicle shipments due to both a record year of new vehicle production coupled with an increase in revenue per unit as a result of a favorable change in the mix of vehicles transported.

Expenses

   Total operating expenses for 1999 were $6,984 million, an increase of $88 million or 1 percent, compared with operating expenses for 1998 of $6,896 million.

   Compensation and benefits expenses of $2,772 million were $40 million, or 1 percent, lower than 1998 primarily due to lower employment levels resulting from the second quarter 1999 reorganization discussed in Other Matters:
Employee Merger and Separation Costs partially offset by increased base wage rates.

   Purchased services of $1,045 million for 1999 were $25 million, or 2 percent, higher than 1998 due primarily to increased contract equipment maintenance costs as well as ramping and other transportation service contracts, partially offset by lower haulage expenses.

   Equipment rents expenses of $752 million were $52 million, or 6 percent, lower than 1998 as a result of lower intermodal equipment costs due to a reduction in time and mileage, and trailer and container expenses. Lower agricultural leased car expense due to improved cycle times also contributed to the decrease.

   Fuel expenses of $700 million for 1999 were $21 million, or 3 percent, lower than 1998, as a result of a 3 cent, or 6 percent, decrease in the average all-in cost per gallon of diesel fuel, partially offset by a 3 percent volume-driven increase in consumption from 1,155 million gallons to 1,187 million gallons. The average all-in cost per gallon of diesel fuel decreased year-over-year due to current year fuel hedge losses of 1 cent per gallon compared to 7 cents per gallon in the prior year, which were partially offset by a 3 cent increase in the average purchase price.

   Materials and other expenses of $818 million for 1999 were $111 million, or 16 percent, higher than 1998 principally reflecting higher environmental, personal injury, property and other tax expenses. As discussed in Other
Matters: Employee Merger and Separation Costs, reorganization costs of $45 million were incurred during the second quarter of 1999 for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees that were part of a reorganization program announced in May 1999 to reduce operating expenses and an additional $3 million of costs incurred for relocating approximately 60 non-union employees as a result of the reorganization. In addition, the Company also reversed during the second quarter certain merger severance liabilities of $54 million associated with the Company's clerical consolidation plan. These liabilities related to planned work-force reductions which were no longer needed due to the Company's ability to utilize a series of job swaps between certain locations to achieve the advantages of functional work consolidation.

   Interest expense for 1999 of $387 million increased $33 million, or 9 percent, principally reflecting higher debt levels resulting from the Company's share repurchase program. Total debt increased to $5,813 million at December 31, 1999, from $5,456 million at December 31, 1998.

   Other income (expense), net was unfavorable by $44 million compared with 1998 primarily due to the $67 million gain (pre-tax) on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. in 1998 and gains of $26 million (pre-tax) from the sale of a real estate portfolio in 1998. This was partially offset by the recognition in 1999 of a $50 million (pre-tax) deferred gain in connection with the sale of rail lines in Southern California in 1992 and 1993.

Liquidity and Capital Resources

   Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper or leasing of assets.

   During 2000, BNSF generated free cash flow after dividends paid (calculated as cash flow from operations less capital expenditures, other investing activities and dividends paid) of $431 million, an improvement of $171 million from free cash flow of $260 million in 1999. This increase was due primarily to reduced capital spending partially offset by reduced cash flow from operating activities.

Operating Activities

   Net cash provided by operating activities was $2,317 million during 2000 compared with $2,424 million during 1999. The decrease in cash from operations was primarily due to a decrease in net income and lower deferred taxes partially offset by the receipt of a $43 million dividend from the Company's equity investment in TTX Company in March 2000 as well as lower merger, separation and environmental clean-up payments.

Investing Activities

   Net cash used for investing activities during 2000 was $1,680 million consisting of $1,399 million in capital expenditures as described below, and $281 million of other investing activities which primarily include retired track structure removal costs, participation in joint investment projects and advances for future investment transactions. The increase in other investing activities compared to 1999 was principally due to an increase in joint investment projects and advances for future investment transactions.

   A breakdown of cash capital expenditures is set forth in the following table (in millions):

   Year ended December 31,                                  2000   1999   1998
   -----------------------                                 ------ ------ ------
   Maintenance of way..................................... $  835 $  810 $  799
   Mechanical.............................................    221    240    243
   Information services...................................     66     74     76
   Other..................................................    144    151    185
                                                           ------ ------ ------
   Total maintenance of business..........................  1,266  1,275  1,303
   New locomotives and freight cars.......................    --     261    340
   Expansion and other....................................    133    252    504
                                                           ------ ------ ------
   Total.................................................. $1,399 $1,788 $2,147
                                                           ====== ====== ======

   BNSF reduced 2000 cash capital expenditures compared with 1999 by approximately $389 million to $1,399 million. Cash used for new locomotives was lower in 2000 reflecting a decrease in the number of locomotives purchased. In 2000, 246 new locomotives were delivered to BNSF under long-term operating leases compared with 476 locomotives in 1999. Expansion projects, principally main line track and major facility construction, decreased due a reduced capital program in 2000.

   BNSF has entered into commitments to acquire 100 locomotives in 2001. The locomotives will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used will depend upon then current market conditions and other factors.

Financing Activities

   Net cash used for financing activities during 2000 was $648 million, principally consisting of share repurchases of $1,496 million and dividend payments of $206 million partially offset by net debt borrowings of $1,034 million.

   In February 2000, a put option on $100 million of medium-term notes paying a coupon of 6.10 percent was exercised by the holders and the Company repaid the holders primarily with proceeds from the issuance of commercial paper.

   In April 2000, BNSF issued $300 million of 7.875 percent notes due April 2007 and $200 million of 8.125 percent debentures due April 2020. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases. At the time of issuing the $300 million of 7.875 percent notes and the $200 million of 8.125 percent debentures discussed above, the Company closed out two treasury lock transactions, each in an amount of $100 million, at gains of approximately $9 million and $13 million, respectively, which have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively. Subsequent to this debt issuance, the Company had no remaining capacity under the February 1999 shelf registration statement.

   In April 2000, BNSF Railway issued $50 million of privately placed debt collateralized by locomotives that were acquired in 1999. This debt carries an interest rate of 7.77 percent and matures from April 2001 to 2015.

   In May 2000, the Company filed a new shelf registration statement that became effective during May 2000 for the issuance of debt securities which may be issued in one or more series at an aggregate offering price not to exceed $1 billion.

   In August 2000, BNSF issued $275 million of 7.95 percent debentures due August 2030 under the May 2000 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases. At the time of issuing these debentures, the Company closed out a treasury lock transaction in the amount of $100 million at a gain of approximately $8 million which has been deferred and is being amortized to interest expense over the 30-year life of the debentures. Subsequent to this issuance, the Company had $725 million available for borrowing under the May 2000 registration statement.

   In December 2000, BNSF issued $300 million of 7.125 percent notes due December 2010 under the May 2000 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases. At the time of issuing these debentures, the Company closed out a treasury lock transaction in the amount of $100 million at a gain of approximately $5 million which has been deferred and is being amortized to interest expense over the 10-year life of the notes. Subsequent to this issuance, the Company had $425 million available for borrowing under the May 2000 registration statement.

   In March 1999, BNSF issued $200 million of 6.125 percent notes due March 2009 and $200 million of 6.750 percent debentures due March 2029 under the February 1999 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of commercial paper. At the time of issuing the $200 million of 6.125 percent notes discussed above, the Company closed out a $100 million treasury lock transaction at a gain of approximately $8 million which has been deferred and is being amortized to interest expense over the 10-year life of the notes.

   In April 1999, the holder of a call option on $200 million of the Company's puttable reset debentures due 2029 exercised the call option. As a result, on May 13, 1999, the holder repurchased the debentures which were subsequently resold to investors. The interest rate on the debentures was reset to a fixed interest rate of 7.082 percent. The Company did not receive any proceeds from the resale of these debentures.

   Aggregate long-term debt scheduled to mature in 2001 is $232 million. BNSF's ratio of total debt to total capital was 47.8 percent at the end of 2000, 41.6 percent at the end of 1999, and 41.2 percent at the end of 1998. The increase in 2000 over the prior year is attributable to the increase in debt and lower equity due primarily to higher share repurchases, as discussed below.

Credit Agreements

   BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements, which were renewed and extended effective June 21, 2000, allow borrowings of up to $1.0 billion on a short-term basis (an increase of $250 million over the prior agreement) and $750 million on a long-term basis. Annual facility fees are currently 0.1 percent and 0.125 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon
i) LIBOR plus a spread determined by BNSF's senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The Company generally classifies commercial paper as long-term to the extent of its commitments available under the revolving credit agreements. The commitments of the lenders under the short-term agreement are scheduled to expire in June 2001, with the ability for any amounts then outstanding to mature as late as June 2002. The commitments of the lenders under the long-term agreement are scheduled to expire in June 2005.

   BNSF also had outstanding bank borrowings at December 31, 2000, with maturity values of $75 million and interest rates similar to commercial paper which, upon maturity, may be replaced with commercial paper or other bank borrowings. There were no bank borrowings outstanding at December 31, 1999.

   At December 31, 2000 there were no borrowings against the revolving credit agreements and the maturity value of commercial paper outstanding was $573 million, leaving a total capacity of $1,177 million available under the revolving credit agreements. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at December 31, 2000, the Company was in compliance.

Common Stock Repurchase Program

   In July 1997, the Board of Directors of BNSF authorized the repurchase of up to 30 million shares of the Company's common stock from time to time in the open market. In December 1999, April 2000 and September 2000, the Board of Directors authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date to the total shares previously authorized. During 2000, 1999 and 1998, the Company repurchased approximately 65 million, 22 million, and 5 million shares, respectively, of its common stock at average prices of $23.16 per share, $31.08 per share, and $30.75 per share, respectively. There were no repurchases under this program in 1997. Total repurchases through January 31, 2001, were 92 million shares at a total average cost of $25.51 per share, leaving 28 million shares available for repurchase out of the 120 million shares authorized.

   In connection with its share repurchase program, in April 1999, BNSF sold equity put options for 0.1 million shares of common stock to an independent third party and received cash proceeds of $0.1 million. The third party exercised the options on October 12, 1999, which resulted in the Company purchasing 0.1 million shares of its common stock at $29 per share. The Company accounts for the effects of equity put option transactions within stockholders' equity. During 2000, there were no sales of equity put options.

   An equity put option is a financial instrument whereby BNSF receives an upfront cash premium for granting another party the option to sell a defined number of BNSF shares to the Company at a fixed price on a specified future date. The Company considers the sale of equity put options as a method to acquire its common stock at a share price consistent with its share repurchase strategy and potentially reduce the all-in cost of the program. The Company's risk is that it may be required to purchase shares at a specified price that is higher than the common stock price at the exercise date of the equity put option. The Company has the ability to settle its equity put option transactions on a net share or net cash basis and accounts for the effects of these transactions within stockholders' equity. The number of shares subject to outstanding put options sold by the Company cannot exceed the amount of remaining shares the Board of Directors has authorized for repurchase. As of January 31, 2001, there were no equity put options outstanding.

Common Stock Split

   On July 16, 1998, the Board of Directors approved a three-for-one common stock split, which was effected in the form of a stock dividend of two additional shares of BNSF common stock payable for each share outstanding or held in treasury on September 1, 1998, to stockholders of record on August 17, 1998. All equity-based benefit plans reflect the issuance of additional shares or options due to the declaration of the stock split. All share and per share data were restated to reflect the stock split.

Dividends

   Common stock dividends declared were $0.48 per share annually for 2000 and 1999 and $0.44 per share annually in 1998. Dividends paid on common stock were $206 million, $224 million and $197 million during

2000, 1999 and 1998, respectively. On January 18, 2001, the Board of Directors declared a quarterly dividend of 12 cents per share upon outstanding shares of common stock, $.01 par value, payable April 2, 2001, to stockholders of record on March 12, 2001.

Other Matters

Casualty and Environmental

   Personal injury claims, including work-related injuries to employees, are a significant expense for the railroad industry. Employees of BNSF are compensated for work-related injuries according to the provisions of the Federal Employers' Liability Act (FELA). FELA's system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to significant increases in expense in past years. BNSF has implemented a number of safety programs to reduce the number of personal injuries as well as the associated claims and personal injury expense. BNSF made payments for personal injuries of approximately $178 million, $179 million, and $193 million in 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, the Company had recorded liabilities of $436 million and $446 million related to both asserted and unasserted personal injury claims.

   As discussed in more detail in Note 11 to the Company's consolidated financial statements, the Company's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF's operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 31 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

   BNSF is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 385 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $49 million, $67 million and $64 million during 2000, 1999 and 1998, respectively, for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. The Company had recorded liabilities for remediation and restoration of all known sites of approximately $223 million at December 31, 2000, compared with $232 million at December 31, 1999. BNSF anticipates that the majority of the accrued costs at December 31, 2000, will be paid over the next five years. No individual site is considered to be material.

   Liabilities recorded for environmental costs represent BNSF's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF's consolidated results of operations, financial position or liquidity.

Other Claims and Litigation

   BNSF and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Employee Merger and Separation Costs

   Employee merger and separation liabilities of $310 million and $356 million are included in the consolidated balance sheet at December 31, 2000 and 1999, respectively, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded to Materials and Other in the Company's consolidated income statement.

Consolidation of Clerical Functions

   Liabilities related to the consolidation of clerical functions were $96 million and $119 million at December 31, 2000 and 1999, respectively, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon consummation of the business combination of BNSF's predecessor companies Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger). The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999.

   In the fourth quarter of 2000 and the second quarter of 1999, the Company recorded a $10 million and $54 million, respectively, reversal of certain liabilities associated with the consolidation plan. These liabilities related to planned work force reductions that are no longer required due to the Company's ability to place certain identified employees in alternate positions. The remaining liability balance at December 31, 2000 represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

   In the second quarter of 2000, the Company recorded a charge of $17 million for severance, medical and other benefit costs related to approximately 140 material handlers in mechanical shops. Liabilities remaining at December 31, 2000 related to this program reflect elections to receive payments over the next several years rather than lump sum payments.

Conductors, Trainmen and Locomotive Engineers

   Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $183 million and $193 million at December 31, 2000 and 1999, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the Merger which, among other things, reduced train crew sizes and allowed for more flexible work rules.

   In the second quarter of 2000, the Company incurred $3 million of costs for severance, medical and other benefit costs for approximately 50 trainmen on reserve boards. The remaining reserve of less than $1 million at December 31, 2000 will be paid over the next two years to severed employees who elected to receive their payments over time.

Non-Union Employee Severance

   Liabilities principally related to certain remaining non-union employee severances resulting from the May 1999 reorganization and from the Merger were $30 million and $44 million at December 31, 2000 and 1999, respectively. These costs will be paid over the next several years based on deferral elections made by the employees.

   In the second quarter of 2000, the Company incurred $2 million of costs for severance, medical and other benefit costs for ten involuntarily terminated non-union positions. All of these planned reductions were completed at December 31, 2000.

   In the second quarter of 1999, the Company incurred $45 million of reorganization costs for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated non-union employees that were part of the program announced in May 1999 that sought to reduce operating expenses by eliminating approximately 400 non-union and 1,000 scheduled (union) positions through severances, normal attrition and the elimination of contractors. Components of the charge include approximately $29 million relating to severance costs for non-union employees, and approximately $16 million for special termination benefits to be received under the Company's retirement and medical plans. Substantially all of the planned reductions were made by September 30, 1999. No significant costs were incurred as a result of eliminating the 1,000 scheduled positions.

   During 2000, 1999 and 1998, BNSF made employee merger and separation payments of $58 million, $93 million and $77 million, respectively. At December 31, 2000, $49 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid in 2001.

Hedging Activities

Fuel

   Historically, fuel expenses have approximated 10 percent of total operating expenses; however, fuel costs during 2000 represented 13 percent of total operating expenses due to significantly higher than historical fuel prices which have continued to date into 2001. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on 2000 fuel consumption and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

   As of January 31, 2001, BNSF had entered into fuel swaps for approximately 378 million gallons at an average price of approximately 50 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel. Currently, BNSF's fuel hedging program covers approximately 24 percent and 8 percent of estimated annual fuel purchases for 2001 and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized gains from BNSF's fuel swap transactions were approximately $74 million as of December 31, 2000, of which $60 million relates to swap transactions that will expire in 2001. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance. Receivables from fuel hedging activities of $50 million and $29 million at December 31, 2000 and 1999, respectively, are recorded in the Company's consolidated balance sheet as part of Other Current Assets and represent settled fuel hedging contracts.

Interest Rate

   From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances. Swaps totaling $125 million which were used to fix the interest rate on commercial paper debt expired in December 1999. While the swaps were outstanding, BNSF recognized, on an accrual basis, a fixed rate of interest on the principal amount of commercial paper hedged over the term of the swap agreements. As of January 31, 2001, BNSF had no interest rate swap instruments in place.

   At the time of issuing the $300 million of 7.875 percent notes and the $200 million of 8.125 percent debentures in April 2000, the Company closed out two treasury lock transactions with expiration dates in 2000, each in an amount of $100 million (one based on the 10-year and one based on the 30-year rates), at gains of approximately $9 million and $13 million, respectively, which have been deferred and are being amortized to interest expense over the 30-year and 10-year lives of the notes and the debentures, respectively.

   At the time of issuing the $275 million of 7.95 percent debentures in August 2000 and the $300 million of 7.125 percent notes in December 2000, the Company closed out two treasury lock transactions, each in an amount of $100 million (one based on the 30-year and one based on the 10-year rates and both with expiration dates in June 2001), at gains of $8 million and $5 million, respectively, which have been deferred and are being amortized to interest expense over the 30-year and 10-year lives of the debentures and notes, respectively.

   In 1999, at the time of issuing $200 million of debt, the Company closed out $100 million of treasury lock transactions at a gain of $8 million. During 1998, at the time of issuing $400 million of debt, the Company closed out $400 million of treasury lock transactions at a loss of approximately $18 million. In each case, the gain or loss has been deferred and is being amortized to interest expense over the life of the debt.

   As of December 31, 2000, the Company had no outstanding treasury lock transactions.

Labor

   Labor unions represent approximately 89 percent of BNSF Railway's employees under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements remained in effect through the end of the year, and will continue to remain in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers' Conference Committee, BNSF's multi-employer collective bargaining representative, during the third quarter of 2000 reached a tentative agreement with the United Transportation Union
(UTU) covering wage and work rule issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen (approximately one third of BNSF's unionized workforce). The agreement is subject to ratification by the UTU's membership. Health and welfare benefit issues were not resolved by this agreement, and will remain the subject of continuing negotiations.

Inflation

   Due to the capital intensive nature of BNSF's business, the full effect of inflation is not reflected in operating expenses because depreciation is based on historical cost. An assumption that all operating assets were depreciated at current price levels would result in substantially greater expense than historically reported amounts.

Accounting Pronouncements

   BNSF adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, beginning January 1, 2001. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated and qualifies for hedge accounting and, if it does, the type of hedge transaction.

   For qualifying cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income to the extent it offsets changes in the cash flows related to the variable rate asset, liability or forecasted transaction, with the difference reported in current period earnings. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

   Based on fuel hedging instruments outstanding at January 1, 2001 and previously deferred net gains from past interest rate hedging transactions, all of which are cash-flow hedge transactions, the Company will record a net-of-tax cumulative-effect benefit to accumulated other comprehensive deficit in the Company's consolidated balance sheet of approximately $58 million on adoption in the first quarter 2001. Because the Company's derivative instruments historically have been highly effective in hedging the exposure to changes in cash flows associated with forecasted purchases of diesel fuel and changes in the risk-free rate of interest on anticipated issuances of long-term debt, we do not expect the adoption of SFAS 133, as amended, to have a material impact on our future results of operations.

   Although BNSF expects the derivative instruments it currently uses to hedge to continue to be highly effective, if they are determined not to be highly effective in the future, or if the Company uses derivative instruments that do not meet the stringent requirements for hedge accounting under SFAS 133, as amended, then future earnings could reflect greater volatility. Additionally, if a cash flow hedge is discontinued because the forecasted transaction is no longer expected to occur, any gain or loss in accumulated comprehensive income associated with the hedged transaction will be immediately recognized in net income.

Forward-Looking Information

   To the extent that the statements made by the Company in this annual report or otherwise relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are "forward-looking" statements within the meaning of the federal securities laws. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, changes in fuel prices, and labor difficulties including strikes; legal and regulatory factors: change in laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition and commodity concentrations as well as natural events such as severe weather, floods and earthquakes. The factors noted, individually or in combination could, among other things, limit demand and pricing, affect costs and the feasibility of certain operations, or affect traffic and pricing levels.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   In the ordinary course of business, BNSF utilizes various financial instruments, which inherently have some degree of market risk. The quantitative information presented below and the additional qualitative information presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and Notes 8, 10, and 14 of the Consolidated Financial Statements included in this filing describe significant aspects of BNSFs financial instrument programs which have a material market risk.

Interest Rate Sensitivity

   The tables below provide information about BNSF's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates as of December 31, 2000 and 1999. For debt obligations, the tables present principal cash flows and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

 Current and Long-term Debt

                                         December 31, 2000
                         -------------------------------------------------------
                                    Maturity Date
                         ----------------------------------------          Fair
                         2001  2002  2003  2004  2005  Thereafter Total   Value
                         ----  ----  ----  ----  ----  ---------- ------  ------
Fixed Rate Debt (in
 millions).............. $232  $288  $145  $244  $440    $4,856   $6,205  $6,163
Average Interest Rate...  7.7%  7.1%  7.2%  7.7%  6.6%      7.2%     7.2%    --
Variable Rate Debt (in
 millions)..............  --    --    --    --   $641       --    $  641  $  641
Average Interest Rate...  --    --    --    --    6.0%      --       6.0%    --

                                         December 31, 1999
                         -------------------------------------------------------
                                    Maturity Date
                         ----------------------------------------          Fair
                         2000  2001  2002  2003  2004  Thereafter Total   Value
                         ----  ----  ----  ----  ----  ---------- ------  ------
Fixed Rate Debt (in
 millions).............. $158  $233  $285  $141  $241    $4,282   $5,340  $5,159
Average Interest Rate...  6.5%  7.7%  7.1%  7.2%  7.7%      7.0%     7.1%    --
Variable Rate Debt (in
 millions)..............  --    --    --    --   $473       --    $  473  $  473
Average Interest Rate...  --    --    --    --    7.0%      --       7.0%    --

   BNSF has included $641 million in 2005 maturities and $473 million in 2004 maturities of commercial paper and bank borrowings in the 2000 and 1999 tables, respectively. The commercial paper program is supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements which were renewed and extended effective June 21, 2000, allow borrowings of up to $1.0 billion on a short-term basis and $750 million on a long-term basis. The commitments of the lenders under the short-term agreement are scheduled to expire in June 2001 with the ability for any amounts then outstanding to mature as late as June 2002. The commitments of the lenders under the long-term agreement are scheduled to expire in June 2005. BNSF classified commercial paper and bank borrowings as long-term debt in the consolidated balance sheet at December 31, 2000 and 1999. The bank borrowings have maturities and interest rates similar to commercial paper, which upon maturity, may be replaced with commercial paper or other bank borrowings.

   In addition, maturities in 2001 included in the 2000 table exclude $100 million of 6.050 percent notes due 2031 which will either be remarketed by the holder of a call option on the debt and mature in 2031 or will otherwise be repurchased by the Company in March 2001. Maturities in 2003 exclude $175 million of 6.530 percent notes due 2037, which may be redeemed in 2003 at the option of the holder.

   In February 2000, a put option on $100 million of medium-term notes paying a coupon of 6.10 percent was exercised by the holders and the Company repaid the holders primarily with proceeds from the issuance of commercial paper.

   In April 2000, BNSF issued $300 million of 7.875 percent notes due April 2007 and $200 million of 8.125 percent debentures due April 2020. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases, as discussed above. At the time of issuing the $300 million of 7.875 percent notes and the $200 million of
8.125 percent debentures discussed above, the Company closed out two treasury lock transactions, each in an amount of $100 million, at gains of approximately $9 million and $13 million, respectively, which have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively. Subsequent to this debt issuance, the Company had no remaining capacity under the February 1999 shelf registration statement.

   In April 2000, BNSF Railway issued $50 million of privately placed debt collateralized by locomotives that were acquired in 1999. This debt carries an interest rate of 7.77 percent and matures from April 2001 to 2015.

   In May 2000, the Company filed a new shelf registration statement that became effective during May 2000 for the issuance of debt securities which may be issued in one or more series at an aggregate offering price not to exceed $1 billion.

   In August 2000, BNSF issued $275 million of 7.950 percent debentures due August 2030 under the May 2000 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases. At the time of issuing these debentures, the Company closed out a treasury lock transaction in the amount of $100 million at a gain of approximately $8 million which has been deferred and is being amortized to interest expense over the life of the debentures. Subsequent to this issuance, the Company had $725 million available for borrowing under the May 2000 registration statement.

   In December 2000, BNSF issued $300 million of 7.125 percent notes due December 2010 under the May 2000 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases. At the time of issuing these debentures, the Company closed out a treasury lock transaction in the amount of $100 million at a gain of approximately $5 million which has been deferred and is being amortized to interest expense over the life of the notes. Subsequent to this issuance, the Company had $425 million available for borrowing under the May 2000 registration statement.

Treasury Locks

   In anticipation of future debt issuances, BNSF entered into treasury lock transactions, based on the 10-year and 30-year U.S. treasury rates. Treasury locks outstanding as of December 31, 1999, are summarized in the table below. There were no treasury locks outstanding at December 31, 2000. Additionally, as discussed above, at the time of the debt issuances in April, August, and December of 2000, BNSF closed out the $400 million of treasury lock transactions scheduled to expire in 2000 and 2001 at a total gain of approximately $35 million.

                                                     Maturity
   December 31, 1999                                   Date
   -----------------                                 ----------           Fair
                                                     2000  2001  Total  Value(1)
                                                     ----  ----  -----  --------
   Fixed Rate Treasury Locks (in millions).......... $200  $200  $400     $62
   Average Pay Rate................................. 4.80% 4.84% 4.82%    --

--------
(1) Represents unrecognized gains in millions.

Commodity Price Sensitivity

   Historically, fuel expenses have approximated 10 percent of total operating expenses; however, fuel costs during 2000 represent 13 percent of total operating expenses due to significantly higher fuel prices. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used.

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

                                                       Maturity
   December 31, 2000                                     Date
   -----------------                                  -----------         Fair
                                                      2001  2002  Total Value(1)
                                                      ----- ----- ----- --------
   Diesel Fuel Swaps:
     Gallons (in millions)...........................   277   101   378   $74
     Weighted average price per gallon............... $0.49 $0.50 $0.50   --

   December 31, 1999                              Maturity Date
   -----------------                            -----------------         Fair
                                                2000  2001  2002  Total Value(1)
                                                ----- ----- ----- ----- --------
   Diesel Fuel Swaps:
     Gallons (in millions).....................   491   277   101   869   $37
     Weighted average price per gallon......... $0.50 $0.49 $0.50 $0.50   --

--------
(1) Represents unrecognized gains (in millions) based on the price of Gulf Coast #2 heating oil.

   Additionally, at December 31, 2000 and 1999, BNSF maintained fuel inventories for use in normal operations which were not material to BNSFs overall financial position and therefore represent no significant market exposure.

Equity Price Sensitivity

   In April 1999, BNSF sold equity put options for 0.1 million shares of BNSF common stock to an independent third party and received cash proceeds of $0.1 million. The third party exercised the options on October 12, 1999, which resulted in the Company purchasing 0.1 million shares of its common stock at $29 per share. As of December 31, 2000 there were no equity put options outstanding.

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

ITEM 8. Financial Statements and Supplementary Data

   The consolidated financial statements of BNSF and subsidiary companies, together with the report thereon, are included as part of this filing.

   (a) The following documents are filed as a part of this report:

                                                                         Page
                                                                        -------
1. Consolidated Financial Statements:
  Report of PricewaterhouseCoopers LLP.................................    [29]
  Consolidated Statement of Income for the three years ended December
   31, 2000............................................................    [30]
  Consolidated Balance Sheet at December 31, 2000 and 1999.............    [31]
  Consolidated Statement of Cash Flows for the three years ended
   December 31, 2000...................................................    [32]
  Consolidated Statement of Changes In Stockholders' Equity for the
   three years ended December 31, 2000.................................    [33]
  Notes to Consolidated Financial Statements........................... [34-53]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board
of Directors of Burlington
Northern Santa Fe Corporation
and Subsidiaries

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Burlington Northern Santa Fe Corporation and subsidiary companies at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 14 (a)(2) on page 54 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Fort Worth, Texas
February 2, 2001

                        CONSOLIDATED STATEMENT OF INCOME

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                  (Dollars in millions, except per share data)

                                                          ---------------------
Year Ended December 31,                                    2000    1999   1998
-----------------------                                   ------  ------ ------
Revenues................................................. $9,205  $9,189 $9,054
Operating expenses:
  Compensation and benefits..............................  2,729   2,772  2,812
  Purchased services.....................................  1,022   1,045  1,020
  Depreciation and amortization..........................    895     897    832
  Equipment rents........................................    742     752    804
  Fuel...................................................    932     700    721
  Materials and other....................................    777     818    707
                                                          ------  ------ ------
    Total operating expenses.............................  7,097   6,984  6,896
                                                          ------  ------ ------
Operating income.........................................  2,108   2,205  2,158
Interest expense.........................................    453     387    354
Other income (expense), net..............................    (70)      1     45
                                                          ------  ------ ------
Income before income taxes...............................  1,585   1,819  1,849
Income tax expense.......................................    605     682    694
                                                          ------  ------ ------
Net income............................................... $  980  $1,137 $1,155
                                                          ------  ------ ------
Earnings per share:
  Basic.................................................. $ 2.38  $ 2.46 $ 2.45
  Diluted................................................ $ 2.36  $ 2.44 $ 2.43
Average shares (in millions):
  Basic..................................................  412.1   463.2  470.5
  Dilutive effect of stock awards........................    3.1     3.6    5.7
                                                          ------  ------ ------
  Diluted................................................  415.2   466.8  476.2
                                                          ======  ====== ======


          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                   (Shares in thousands, Dollars in millions)

December 31,                                                   2000     1999
------------                                                  -------  -------
ASSETS
Current assets:
  Cash and cash equivalents.................................. $    11  $    22
  Accounts receivable, net...................................     314      397
  Materials and supplies.....................................     220      255
  Current portion of deferred income taxes...................     299      326
  Other current assets.......................................     132       66
                                                              -------  -------
    Total current assets.....................................     976    1,066
Property and equipment, net..................................  22,369   21,681
Other assets.................................................   1,030      953
                                                              -------  -------
    Total assets............................................. $24,375  $23,700
                                                              -------  -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other current liabilities............. $ 1,954  $ 1,917
  Long-term debt due within one year.........................     232      158
                                                              -------  -------
    Total current liabilities................................   2,186    2,075
Long-term debt and commercial paper..........................   6,614    5,655
Deferred income taxes........................................   6,422    6,097
Casualty and environmental liabilities.......................     430      423
Employee merger and separation costs.........................     262      302
Other liabilities............................................     981      976
                                                              -------  -------
    Total liabilities........................................  16,895   15,528
                                                              -------  -------
Commitments and contingencies (see Notes 8, 10 and 11)
Stockholders'equity:
  Common stock, $.01 par value 600,000 shares authorized;
   486,637 shares and 484,572 shares issued, respectively....       5        5
  Additional paid-in-capital.................................   5,428    5,390
  Retained earnings..........................................   4,505    3,726
  Treasury stock, at cost, 95,045 shares and 30,013 shares,
   respectively..............................................  (2,413)    (913)
  Unearned compensation......................................     (35)     (29)
  Accumulated other comprehensive deficit....................     (10)      (7)
                                                              -------  -------
    Total stockholders' equity...............................   7,480    8,172
                                                              -------  -------
    Total liabilities and stockholders' equity............... $24,375  $23,700
                                                              =======  =======

          See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                             (Dollars in millions)

Year Ended December 31,                               2000     1999     1998
-----------------------                              -------  -------  -------
OPERATING ACTIVITIES
  Net income........................................ $   980  $ 1,137  $ 1,155
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization.....................     895      897      832
  Deferred income taxes.............................     353      444      489
  Employee merger and separation costs paid.........     (58)     (93)     (77)
  Other, net........................................      33     (112)    (243)
  Changes in current assets and liabilities:
  Accounts receivable:
  Sale of accounts receivable.......................     --       --        19
  Other changes.....................................      83      127       20
  Materials and supplies............................      35      (11)     (39)
  Other current assets..............................     (66)     (32)      (4)
  Accounts payable and other current liabilities....      62       67       66
                                                     -------  -------  -------
    Net cash provided by operating activities.......   2,317    2,424    2,218
                                                     -------  -------  -------
INVESTING ACTIVITIES
  Capital expenditures..............................  (1,399)  (1,788)  (2,147)
  Other, net........................................    (281)    (152)    (271)
                                                     -------  -------  -------
    Net cash used for investing activities..........  (1,680)  (1,940)  (2,418)
                                                     -------  -------  -------
FINANCING ACTIVITIES
  Net increase (decrease) in commercial paper and
   bank borrowings..................................     169      (23)    (242)
  Proceeds from issuance of long-term debt..........   1,125      679      794
  Payments on long-term debt........................    (260)    (293)    (112)
  Dividends paid....................................    (206)    (224)    (197)
  Proceeds from stock options exercised.............      13      121      111
  Purchase of BNSF common stock.....................  (1,496)    (688)    (153)
  Other, net........................................       7      (59)      (7)
                                                     -------  -------  -------
    Net cash provided by (used for) financing
     activities.....................................    (648)    (487)     194
                                                     -------  -------  -------
  Decrease in cash and cash equivalents.............     (11)      (3)      (6)
  Cash and cash equivalents:
  Beginning of year.................................      22       25       31
                                                     -------  -------  -------
  End of year....................................... $    11  $    22  $    25
                                                     -------  -------  -------
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of amounts capitalized......... $   437  $   382  $   354
  Income taxes paid, net of refunds................. $   296  $   142  $   220
                                                     =======  =======  =======

          See accompanying notes to consolidated financial statements

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES (Shares in thousands, Dollars in millions, except per share data)

                                                Common
                          Shares of           Stock and                                   Accumulated
                           Common   Shares of Additional                                     Other
                            Stock   Treasury   Paid-in   Retained Treasury    Unearned   Comprehensive
                           Issued     Stock    Capital   Earnings  Stock    Compensation    Deficit    Total
                          --------- --------- ---------- -------- --------  ------------ ------------- ------
Balance at December 31,
 1997...................   470,240    (1,329)   $5,033    $1,863  $   (36)      $(31)        $ (7)     $6,822
Comprehensive income:
 Net income.............                                   1,155                                        1,155
 Minimum pension
  liability adjustment
  (net of tax benefit of
  $0.5).................                                                                       (1)         (1)
                                                                                                       ------
 Total comprehensive
  income................                                                                                1,154
                                                                                                       ------
Common stock dividends,
 $0.44 per share........                                    (207)                                        (207)
Adjustments associated
 with unearned
 compensation,
 restricted stock.......       527      (132)       15                             2                       17
Exercise of stock
 options and related tax
 benefit................     6,669      (537)      167                (17)                                150
Purchase of BNSF common
 stock..................              (4,963)                        (153)                               (153)
Other...................                             3                            (2)                       1
                           -------   -------    ------    ------  -------       ----         ----      ------
Balance at December 31,
 1998...................   477,436    (6,961)    5,218     2,811     (206)       (31)          (8)      7,784
Comprehensive income:
 Net income.............                                   1,137                                        1,137
 Minimum pension
  liability adjustment
  (net of tax expense of
  $0.5).................                                                                        1           1
                                                                                                       ------
 Total comprehensive
  income................                                                                                1,138
                                                                                                       ------
Common stock dividends,
 $0.48 per share........                                    (222)                                        (222)
Adjustments associated
 with unearned
 compensation,
 restricted stock.......       811      (332)       14                             2                       16
Exercise of stock
 options and related tax
 benefit................     6,325      (600)      163                (19)                                144
Purchase of BNSF common
 stock..................             (22,120)                        (688)                               (688)
                           -------   -------    ------    ------  -------       ----         ----      ------
Balance at December 31,
 1999...................   484,572   (30,013)    5,395     3,726     (913)       (29)        $ (7)     $8,172
Comprehensive income:
 Net income.............                                     980                                          980
 Minimum pension
  liability adjustment
  (net of tax benefit of
  $1.5).................                                                                       (3)         (3)
                                                                                                       ------
 Total comprehensive
  income................                                                                                  977
                                                                                                       ------
Common stock dividends,
 $0.48 per share........                                    (197)                                        (197)
Adjustments associated
 with unearned
 compensation,
 restricted stock.......       808      (297)       14                            (6)                       8
Exercise of stock
 options and related tax
 benefit................     1,257      (154)       24                 (4)                                 20
Shares issued from
 treasury...............                   2
Shareholder rights
 redemption.............                                      (4)                                          (4)
Purchase of BNSF common
 stock..................             (64,583)                      (1,496)                             (1,496)
                           -------   -------    ------    ------  -------       ----         ----      ------
Balance at December 31,
 2000...................   486,637   (95,045)   $5,433    $4,505  $(2,413)      $(35)        $(10)     $7,480
                           =======   =======    ======    ======  =======       ====         ====      ======

          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

1. The Company

   Burlington Northern Santa Fe Corporation including its majority-owned subsidiaries (collectively, BNSF or Company) is engaged primarily in railroad transportation through its principal subsidiary, The Burlington Northern and Santa Fe Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America with approximately 33,500 route miles covering 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of containers and trailers (intermodal), coal and agricultural commodities which constituted 29 percent, 23 percent and 14 percent, respectively, of total revenues for the year ended December 31, 2000. Other significant aspects of BNSF's business include the transportation of chemicals, forest products, consumer goods, metals, minerals, automobiles and automobile parts. Revenues derived from other sources are not significant.

2. Accounting Policies

Principles of Consolidation

   The consolidated financial statements include the accounts of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries, including its principal subsidiary BNSF Railway, all of which are separate legal entities. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

   The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

Reclassifications

   Certain comparative prior year amounts in the consolidated financial statements and accompanying notes have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported operating income and net income.

Cash and Cash Equivalents

   All short-term investments with original maturities of less than 90 days are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value because of the short maturity of these instruments.

Materials and Supplies

   Materials and supplies, which consist mainly of rail, ties and other items for construction and maintenance of property and equipment, as well as diesel fuel, are valued at the lower of average cost or market.

Property and Equipment

   Property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. Upon normal sale or retirement of depreciable railroad property, cost less net salvage is charged to accumulated depreciation and no gain or loss is recognized. Significant premature retirements and the disposal of land and non-rail property are recorded as gains or losses at the time of their occurrence. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. Property and equipment are stated at cost.

   The Company incurs certain direct labor, contract service and other costs associated with the development and installation of internal-use computer software. Costs for newly developed software or significant enhancements to existing software are typically capitalized. Research, preliminary project, operations, maintenance and training costs are charged to operating expense when the work is performed.

Revenue Recognition

   Transportation revenues are recognized based upon the proportion of service provided as of the balance sheet date. Revenues from ancillary services are recognized when performed.

   The Company adopted Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, beginning in the fourth quarter of 2000. Accordingly, reclassifications were made between revenue and operating expense for all periods presented. These reclassifications had no effect on previously reported operating income and net income.

3. Other Income (Expense), Net

   Other income (expense), net includes the following (in millions):

   Year ended December 31,                               2000     1999     1998
   -----------------------                             -------- -------- -------
   Gain on property dispositions......................   $ 29     $ 26    $ 48
   Deferred gain on prior period line sale............    --        50     --
   Gain on sale of Pipeline Partnership...............    --       --       67
   Equity in earnings of Pipeline Partnership.........    --       --        4
   Accounts receivable sale fees......................    (40)     (33)    (34)
   Merger costs.......................................    (20)     --      --
   Miscellaneous, net.................................    (39)     (42)    (40)
                                                         ----     ----    ----
     Total............................................   $(70)    $  1    $ 45
                                                         ====     ====    ====

   On December 18, 1999, BNSF and Canadian National Railway Company (CN) entered into an agreement to combine the two companies. On July 20, 2000, BNSF and CN announced their mutual termination of the combination agreement with neither party paying any break-up fees. Due to the termination, the Company recorded to other income (expense) $20 million (pre-tax) in costs related to the combination during the third quarter. These costs would have been included as part of the purchase price had the combination been consummated.

   BNSF recognized a $50 million deferred gain in the third quarter of 1999 in connection with the sale of rail lines in Southern California in 1992 and 1993 that was partially offset by $13 million of costs related to those sales.

   Santa Fe Pacific Pipelines, Inc. (SFP Pipelines), an indirect, wholly-owned subsidiary of BNSF, served as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (Pipeline Partnership) and of its operating partnership subsidiary, SFPP, L.P. SFP Pipelines owned a two percent interest as the Pipeline Partnership's and SFPP, L.P.'s general partner and an approximate 42 percent interest in partnership units of the Pipeline Partnership. SFP Pipeline Holdings, Inc., an indirect, wholly-owned subsidiary of BNSF (SFP Holdings), had outstanding $219 million principal amount of Variable Rate Exchangeable Debentures due 2010 (VREDs) at December 31, 1997.

   On March 6, 1998, Kinder Morgan Energy Partners, L.P. (Kinder Morgan) acquired substantially all of SFP Pipelines' interest in the Pipeline Partnership and SFPP, L.P. for approximately $84 million in cash. The Pipeline Partnership was liquidated as part of the transaction and SFP Pipelines' partnership units were converted into the right to receive Kinder Morgan common units. Consummation of the transaction caused an "Exchange Event" under the VRED agreement and in June 1998 all VRED holders received either partnership units of Kinder Morgan or cash equal to the par value of the VREDs. In addition, the agreement called for SFP Pipelines' interest in SFPP, L.P. to be partially redeemed for a cash distribution of $5.8 million, with SFP Pipelines retaining only a 0.5 percent special limited partnership interest in SFPP, L.P. As a result of the transaction, the Company recognized a $67 million gain and substantially all of the Company's investment in the Pipeline Partnership and SFPP, L. P. and the VREDs were removed from the consolidated balance sheet.

4. Income Taxes

   Income tax expense was as follows (in millions):

   Year ended December 31,                                     2000  1999  1998
   -----------------------                                     ----  ----  ----
   Current:
     Federal.................................................. $225  $213  $191
     State....................................................   27    25    14
                                                               ----  ----  ----
                                                                252   238   205
                                                               ----  ----  ----
   Deferred:
     Federal..................................................  303   376   410
     State....................................................   50    68    79
                                                               ----  ----  ----
                                                                353   444   489
                                                               ----  ----  ----
   Total...................................................... $605  $682  $694
                                                               ====  ====  ====

   Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

   Year ended December 31,                                     2000  1999  1998
   -----------------------                                     ----  ----  ----
   Federal statutory income tax rate.......................... 35.0% 35.0% 35.0%
   State income taxes, net of federal tax benefit.............  3.2   3.3   3.3
   Other, net.................................................  --   (0.8) (0.7)
                                                               ----  ----  ----
     Effective tax rate....................................... 38.2% 37.5% 37.6%
                                                               ====  ====  ====

   The components of deferred tax assets and liabilities were as follows (in millions):

   December 31,                                                2000     1999
   ------------                                               -------  -------
   Deferred tax liabilities:
     Depreciation and amortization........................... $(6,382) $(6,106)
     Other...................................................    (477)    (441)
                                                              -------  -------
       Total deferred tax liabilities........................  (6,859)  (6,547)
                                                              -------  -------
   Deferred tax assets:
     Casualty and environmental..............................     273      272
     Employee merger and separation costs....................     119      137
     Postretirement benefits.................................      95       93
     Other...................................................     249      274
                                                              -------  -------
       Total deferred tax assets.............................     736      776
                                                              -------  -------
       Net deferred tax liability............................ $(6,123) $(5,771)
                                                              -------  -------
   Noncurrent deferred income tax liability.................. $(6,422) $(6,097)
   Current deferred income tax asset.........................     299      326
                                                              -------  -------
       Net deferred tax liability............................ $(6,123) $(5,771)
                                                              =======  =======

   The federal income tax returns of BNSF's predecessor companies, Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (SFP) have been examined through 1994 and merger date September 1995, respectively. All years prior to 1992 for BNI and 1993 for SFP are closed. Issues relating to the years 1992-1994 for BNI and for years 1993 through merger date September 1995 for SFP are being contested through various stages of administrative appeal. BNSF is currently under IRS examination for years 1995-1997. In addition, BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Management believes that adequate provision has been made for any adjustment that might be assessed for open years through 2000.

5. ACCOUNTS RECEIVABLE, NET

   BNSF Railway, through a special purpose subsidiary, has an account receivable sales agreement which allows it to sell up to $600 million of variable rate certificates that mature in 2002 and evidence undivided interests in an accounts receivable master trust. The master trust's assets include an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable which are used to support the certificates.

   At both December 31, 2000 and 1999, $600 million of certificates were outstanding. These certificates were supported by $882 million of receivables at December 31, 2000 and $972 million of receivables at December 31, 1999. When BNSF sells these receivables to the master trust it retains an undivided interest in the receivables sold. Due to a relatively short collection cycle, the fair value of this undivided interest is calculated as the gross amount receivable less an allowance for uncollectible accounts. At December 31, 2000 and 1999, BNSF's retained interest in these receivables totaled $282 million and $372 million, respectively, less the normal allowances for uncollectible accounts. The retained interest in both years reflects the total receivables sold less $600 million of receivables derecognized in connection with the sale of the certificates. The investors in the master trust have no recourse to BNSF Railway's other assets.

   BNSF Railway has retained the collection responsibility with respect to the accounts receivable. The costs of the sales of receivables to the master trust vary monthly relative to certain interest rates. These costs are included in Other Income (Expense), Net. The costs of these sales in 2000 and 1999 were $40 million and $33 million, respectively. These costs were based on weighted average interest rates of 6.7% in 2000 and 5.5% in 1999. Proceeds from collections reinvested in the securitization were approximately $10 million in 2000 and in 1999.

   BNSF maintains an allowance for uncollectible accounts receivable. At December 31, 2000 and 1999, $45 million and $50 million, respectively, of such allowances had been recorded.

6. Property and Equipment, Net

   Property and equipment, net (in millions), and the weighted average annual depreciation rate (%) were as follows:

                                                                       2000
                                                                   Depreciation
   December 31,                                   2000     1999        Rate
   ------------                                  -------  -------  ------------
   Land......................................... $ 1,420  $ 1,430       --
   Track structure..............................  11,900   11,322       4.0%
   Other roadway................................   9,137    8,884       2.5
   Locomotives..................................   2,799    2,602       5.0
   Freight cars and other equipment.............   1,821    1,838       3.8
   Computer hardware and software...............     362      448      14.7
                                                 -------  -------
   Total cost...................................  27,439   26,524
   Less accumulated depreciation and
    amortization................................  (5,070)  (4,843)
                                                 -------  -------
   Property and equipment, net.................. $22,369  $21,681
                                                 =======  =======

   The consolidated balance sheet at December 31, 2000 and 1999 included $1,195 million and $1,218 million, respectively, for property and equipment under capital leases.

7. Accounts Payable and Other Current Liabilities

   Accounts payable and other current liabilities consisted of the following (in millions):

   December 31,                                                    2000   1999
   ------------                                                   ------ ------
   Compensation and benefits payable............................. $  352 $  376
   Casualty and environmental liabilities........................    229    255
   Accounts payable..............................................    212    161
   Tax liabilities...............................................    143    201
   Rents and leases..............................................    142    160
   Accrued interest..............................................    114     98
   Contract allowances...........................................    109     96
   Employee merger and separation costs..........................     49     54
   Other.........................................................    604    516
                                                                  ------ ------
   Total......................................................... $1,954 $1,917
                                                                  ====== ======

8. Debt

   Debt outstanding was as follows (in millions):

   December 31,                                                  2000    1999
   ------------                                                 ------  ------
   Notes and debentures, weighted average rate of 7.2%, due
    2001 to 2097............................................... $4,294  $3,321
   Capitalized lease obligations, weighted average rate of
    6.6%, due 2001 to 2016.....................................    736     791
   Equipment obligations, weighted average rate of 7.3%, due
    2001 to 2016...............................................    742     755
   Mortgage bonds, weighted average rate of 7.9%, due 2001 to
    2047.......................................................    467     503
   Commercial paper, 7.0% (variable)...........................    567     473
   Bank borrowings, 6.9%.......................................     74     --
   Unamortized discount and other, net.........................    (34)    (30)
                                                                ------  ------
   Total.......................................................  6,846   5,813
   Less: current portion of long-term debt.....................   (232)   (158)
                                                                ------  ------
   Long-term debt.............................................. $6,614  $5,655
                                                                ======  ======

   BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements, which were renewed and extended effective June 21, 2000, allow borrowings of up to $1.0 billion on a short-term basis (an increase of $250 million over the prior agreement) and $750 million on a long-term basis. Annual facility fees are currently 0.1 percent and 0.125 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon
i) LIBOR plus a spread determined by BNSF's senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The Company generally classifies commercial paper as long-term to the extent of its commitments available under the revolving credit agreements. The commitments of the lenders under the short-term agreement are scheduled to expire in June 2001 with the ability for any amounts then outstanding to mature as late as June 2002. The commitments of the lenders under the long-term agreement are scheduled to expire in June 2005.

   At December 31, 2000, there were no borrowings against the revolving credit agreements and the maturity value of commercial paper outstanding was $573 million, leaving a total remaining capacity of $1,177 million available under the revolving credit agreements. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at December 31, 2000, the Company was in compliance.

   In February 2000, a put option on $100 million of medium-term notes paying a coupon of 6.10 percent was exercised by the holders and the Company repaid the holders primarily with proceeds from the issuance of commercial paper.

   In April 2000, BNSF issued $300 million of 7.875 percent notes due April 2007 and $200 million of 8.125 percent debentures due April 2020. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases. At the time of issuing the $300 million of 7.875 percent notes and the $200 million of 8.125 percent debentures discussed above, the Company closed out two treasury lock transactions, each in an amount of $100 million, at gains of approximately $9 million and $13 million, respectively, which have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively. Subsequent to this debt issuance, the Company had no remaining capacity under the February 1999 shelf registration statement.

   In April 2000, BNSF Railway issued $50 million of privately placed debt collateralized by locomotives that were acquired in 1999. This debt carries an interest rate of 7.77 percent and matures from April 2001 to 2015.

   In May 2000, the Company filed a new shelf registration statement that became effective during May 2000 for the issuance of debt securities which may be issued in one or more series at an aggregate offering price not to exceed $1 billion.

   In August 2000, BNSF issued $275 million of 7.950 percent debentures due August 2030 under the May 2000 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases. At the time of issuing these debentures, the Company closed out a treasury lock transaction in the amount of $100 million at a gain of approximately $8 million which has been deferred and is being amortized to interest expense over the 30-year life of the debentures. Subsequent to this issuance, the Company had $725 million available for borrowing under the May 2000 registration statement.

   In December 2000, BNSF issued $300 million of 7.125 percent notes due December 2010 under the May 2000 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases. At the time of issuing these debentures, the Company closed out a treasury lock transaction in the amount of $100 million at a gain of approximately $5 million which has been deferred and is being amortized to interest expense over the 10-year life of the notes. Subsequent to this issuance, the Company had $425 million available for borrowing under the May 2000 registration statement.

   In March 1999, BNSF issued $200 million of 6.125 percent notes due March 2009 and $200 million of 6.750 percent debentures due March 2029 under the February 1999 shelf registration statement. The net proceeds were used for general corporate purposes including the repayment of commercial paper. At the time of issuing the $200 million of 6.125 percent notes discussed above, the Company closed out a $100 million treasury lock transaction at a gain of approximately $8 million which has been deferred and is being amortized to interest expense over the 10-year life of the notes.

   In April 1999, the holder of a call option on $200 million of the Company's puttable reset debentures due 2029 exercised the call option. As a result, on May 13, 1999, the holder repurchased the debentures which were subsequently resold to investors. The interest rate on the debentures was reset to a fixed interest rate of 7.082 percent. The Company did not receive any proceeds from the resale of these debentures.

   Most BNSF Railway properties and certain other assets are pledged as collateral to, or are otherwise restricted under, the various BNSF Railway long-term debt agreements. Equipment obligations and capital leases are collateralized by the underlying equipment.

   SFP Pipelines, Inc., in connection with its remaining 0.5 percent special limited partner interest in SFPP, L.P., is contingently liable for $190 million of certain Kinder Morgan debt pursuant to the sale discussed in Note 3: Other Income (Expense), Net. In addition, BNSF and another major railroad jointly and severally guarantee $75 million of debt of KCT Intermodal Transportation Corporation, the proceeds of which were used to finance the construction of a double track grade separation bridge in Kansas City, Missouri, to be operated and used by Kansas City Terminal Railway Company.

   Aggregate long-term debt scheduled maturities are $232 million, $288 million, $145 million, $244 million and $1,081 million for 2001 through 2005, respectively. Maturities in 2001 exclude $100 million of 6.050 percent notes due 2031, which will either be remarketed by the holder of a call option on the debt and mature in 2031 or will otherwise be repurchased by the Company in March 2001. Maturities in 2003 exclude $175 million of 6.530 percent notes due 2037, which may be redeemed in 2003 at the option of the holder. In addition, commercial paper and bank borrowings of $641 million are included in maturities for 2005. BNSF had bank borrowings outstanding at December 31, 2000, with maturity values of $75 million and interest rates similar to commercial paper which, upon maturity, may be replaced with commercial paper or other bank borrowings. There were no bank borrowings outstanding at December 31, 1999.

   The carrying amounts of BNSF's long-term debt and commercial paper at December 31, 2000 and 1999 were $6,846 million and $5,813 million, respectively, while the estimated fair values at December 31, 2000 and 1999 were $6,804 million and $5,632 million, respectively. The fair value of BNSF's long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities. The carrying amount of commercial paper approximates fair value because of the short maturity of these instruments.

9. Employee Merger and Separation Costs

   Employee merger and separation liabilities of $310 million and $356 million are included in the consolidated balance sheet at December 31, 2000 and 1999, respectively, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and Other in the Company's consolidated income statement.

Consolidation of Clerical Functions

   Liabilities related to the consolidation of clerical functions were $96 million and $119 million at December 31, 2000 and 1999, respectively, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon consummation of the business combination of BNSF's predecessor companies Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger). The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999.

   In the fourth quarter of 2000 and the second quarter of 1999, the Company recorded a $10 million and $54 million, respectively, reversal of certain liabilities associated with the consolidation plan. These liabilities related to planned work-force reductions that are no longer required due to the Company's ability to place certain identified employees in alternate positions. The remaining liability balance at December 31, 2000 represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

   In the second quarter of 2000, the Company recorded a charge of $17 million for severance, medical and other benefit costs related to approximately 140 material handlers in mechanical shops. Liabilities remaining at December 31, 2000 related to this program reflect elections to receive payments over the next several years, rather than lump sum payments.

Conductors, Trainmen and Locomotive Engineers

   Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $183 million and $193 million at December 31, 2000 and 1999, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the Merger which, among other things, reduced train crew sizes and allowed for more flexible work rules.

   In the second quarter of 2000, the Company incurred $3 million of costs for severance, medical and other benefit costs for approximately 50 trainmen on reserve boards. The remaining reserve of less than $1 million will be paid over the next two years to severed employees who elected to receive their payments over time.

Non-Union Employee Severance

   Liabilities principally related to certain remaining non-union employee severances resulting from the May 1999 reorganization and from the Merger were $30 million and $44 million at December 31, 2000 and 1999, respectively. These costs will be paid over the next several years based on deferral elections made by the employees.

   In the second quarter of 2000, the Company incurred $2 million of costs for severance, medical and other benefit costs for ten involuntarily terminated non-union positions. All of these planned reductions were completed at December 31, 2000.

   In the second quarter of 1999, the Company incurred $45 million of reorganization costs for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated non-union employees that were part of the program announced in May 1999 that sought to reduce operating expenses by eliminating approximately 400 non-union and 1,000 scheduled (union) positions through severances, normal attrition and the elimination of contractors. Components of the charge include approximately $29 million relating to severance costs for non-union employees, and approximately $16 million for special termination benefits to be received under the Company's retirement and medical plans. Substantially all of the planned reductions were made by September 30, 1999. No significant costs were incurred as a result of eliminating the 1,000 scheduled positions.

   During 2000, 1999 and 1998, BNSF made employee merger and separation payments of $58 million, $93 million and $77 million, respectively. At December 31, 2000, $49 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid in 2001.

10. Hedging Activities

Fuel

   Historically, fuel expenses have approximated 10 percent of total operating expenses; however, fuel costs during 2000 represent 13 percent of total operating expenses due to significantly higher than historical fuel prices. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on 2000 fuel consumption and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

   As of January 31, 2001, BNSF had entered into fuel swaps for approximately 378 million gallons at an average price of approximately 50 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel. Currently, BNSF's fuel hedging program covers approximately 24 percent and 8 percent of estimated annual fuel purchases for 2001 and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized gains from BNSF's fuel swap transactions were approximately $74 million as of

December 31, 2000, of which $60 million relates to swap transactions that will expire in 2001. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance. Receivables from fuel hedging activities of $50 million and $29 million at December 31, 2000 and 1999, respectively, are recorded in the Company's consolidated balance sheet as part of Other Current Assets and represent settled fuel hedging contracts.

Interest Rate

   From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances. Swaps totaling $125 million which were used to fix the interest rate on commercial paper debt expired in December 1999. While the swaps were outstanding, BNSF recognized, on an accrual basis, a fixed rate of interest on the principal amount of commercial paper hedged over the term of the swap agreements. As of January 31, 2001, BNSF had no interest rate swap instruments in place.

   As discussed in Note 8 to these consolidated financial statements, at the time of issuing the $300 million of 7.875 percent notes and the $200 million of
8.125 percent debentures in April 2000, the Company closed out two treasury lock transactions with expiration dates in 2000, each in an amount of $100 million (one based on the 10-year and one based on the 30-year rates), at gains of approximately $9 million and $13 million, respectively. These gains have been deferred and are being amortized to interest expense over the 30-year and 10-year lives of the notes and the debentures, respectively.

   Also discussed in Note 8 to these consolidated financial statements, at the time of issuing the $275 million of 7.95 percent debentures in August 2000 and the $300 million of 7.125 percent notes in December 2000, the Company closed out two treasury lock transactions each in an amount of $100 million (one based on the 30-year and one based on the 10-year rates and both with expiration dates in June 2001), at gains of $8 million and $5 million, respectively. These gains have been deferred and are being amortized to interest expense over the 30-year and 10-year lives of the debentures and notes, respectively.

   In 1999, at the time of issuing $200 million of debt, the Company closed out $100 million of treasury lock transactions at a gain of $8 million. During 1998, at the time of issuing $400 million of debt, the Company closed out $400 million of treasury lock transactions at a loss of approximately $18 million. In each case, the gain or loss has been deferred and is being amortized to interest expense over the life of the debt.

   As of December 31, 2000, the Company had no outstanding treasury lock transactions.

11. Commitments and Contingencies

Lease Commitments

   BNSF has substantial lease commitments for locomotives, freight cars, trailers, office buildings and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments (which reflect leases having non-cancelable lease terms in excess of one year) as of December 31, 2000 are summarized as follows (in millions):

                                                               Capital Operating
   Year ended December 31,                                     Leases   Leases
   -----------------------                                     ------- ---------
   2001.......................................................  $112    $  345
   2002.......................................................   106       311
   2003.......................................................   106       299
   2004.......................................................   106       294
   2005.......................................................    97       275
   Thereafter.................................................   434     3,082
                                                                ----    ------
   Total......................................................   961    $4,606
                                                                        ======
   Less amount representing interest..........................   225
                                                                ----
   Present value of minimum lease payments....................  $736
                                                                ====

   Lease rental expense for all operating leases was $424 million, $435 million and $466 million for the years ended December 31, 2000, 1999, and 1998, respectively. Contingent rentals and sublease rentals were not significant.

Other Commitments

   BNSF has entered into commitments to acquire 100 locomotives in 2001. The locomotives will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used will depend upon then current market conditions and other factors.

Environmental

   BNSF's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF's operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 31 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

   BNSF is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 385 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $49 million, $67 million and $64 million during 2000, 1999 and 1998, respectively, for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. The Company had recorded liabilities for remediation and restoration of all known sites of approximately $223 million at December 31, 2000 compared to $232 million at December 31, 1999. BNSF anticipates that the majority of the accrued costs at December 31, 2000 will be paid over the next five years. No individual site is considered to be material.

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

Other Claims and Litigation

   BNSF and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

12. Retirement Plans and Other Postemployment Benefit Plans

   BNSF sponsors two significant defined benefit pension plans: the noncontributory qualified BNSF Retirement Plan, which covers substantially all non-union employees, and the nonqualified BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under BNSF's plans are based on years of credited service and the highest five year average compensation levels. BNSF's funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes.

   Certain salaried employees of BNSF that have met certain age and years of service requirements are eligible for medical benefits and life insurance coverage during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The life insurance plan is noncontributory and covers retirees only. BNSF's policy is to fund benefits payable under the medical and life insurance plans as they come due. Employees beginning salaried employment with BNSF subsequent to September 22, 1995 are not eligible for benefits under these plans.

   Components of the net benefit costs for these plans were as follows (in millions):

                                                                   Medical and
   Year ended December 31,                   Pension Benefits     Life Benefits
   -----------------------                   -------------------  --------------
                                             2000   1999   1998   2000 1999 1998
                                             -----  -----  -----  ---- ---- ----
   Service cost............................. $  13  $  15  $  15  $ 4  $ 5  $ 4
   Interest cost............................   100    100    101   18   17   16
   Expected return on plan assets...........  (129)  (126)  (117) --   --   --
   Special termination benefits.............   --      10    --   --     6  --
   Net amortization and deferred amounts....     3      3      4    1    1  --
                                             -----  -----  -----  ---  ---  ---
   Net benefit cost......................... $ (13) $   2  $   3  $23  $29  $20
                                             =====  =====  =====  ===  ===  ===

   The following tables show the change in benefit obligation and plan assets of the plans (in millions):

                                                Pension      Medical and Life
                                               Benefits          Benefits
                                             --------------  ------------------
   Change in benefit obligation               2000    1999     2000      1999
   ----------------------------              ------  ------  --------  --------
   Benefit obligation at beginning of year.  $1,387  $1,487  $    244  $    249
   Service cost............................      13      15         4         5
   Interest cost...........................     100     100        18        17
   Plan participants' contributions........     --      --          3         4
   Amendments..............................     --      --         (7)      --
   Actuarial (gain) loss...................      39    (115)        7       (17)
   Special termination benefits............     --       10       --          6
   Curtailment loss........................     --        7       --        --
   Benefits paid...........................    (120)   (117)      (22)      (20)
                                             ------  ------  --------  --------
   Benefit obligation at end of year.......  $1,419  $1,387  $    247  $    244
                                             ======  ======  ========  ========

                                                Pension      Medical and Life
                                               Benefits          Benefits
                                             --------------  ------------------
   Change in plan assets                      2000    1999     2000      1999
   ---------------------                     ------  ------  --------  --------
   Fair value of plan assets at beginning
    of year................................  $1,530  $1,469  $     --  $     --
   Actual return on plan assets............     162     174       --        --
   Employer contribution...................       5       4        19        16
   Plan participants' contributions........     --      --          3         4
   Benefits paid...........................    (120)   (117)      (22)      (20)
                                             ------  ------  --------  --------
   Fair value of plan assets at end of
    year...................................  $1,577  $1,530  $     --  $     --
                                             ======  ======  ========  ========

   The following table shows the reconciliation of the funded status of the plans with amounts recorded in the consolidated balance sheet (in millions):

                                                Pension    Medical and Life
                                               Benefits        Benefits
                                               ----------  ------------------
   December 31,                                2000  1999    2000      1999
   ------------                                ----  ----  --------  --------
   Funded status.............................. $158  $143  $   (247) $   (244)
   Unrecognized net (gain) loss............... (146) (151)       (1)       (7)
   Unrecognized prior service cost............   (6)   (7)       (1)        7
   Unamortized net transition obligation......    5     9       --        --
                                               ----  ----  --------  --------
   Net amount recognized...................... $ 11  $ (6) $   (249) $   (244)
                                               ====  ====  ========  ========

                                                Pension    Medical and Life
                                               Benefits        Benefits
                                               ----------  ------------------
   December 31,                                2000  1999    2000      1999
   ------------                                ----  ----  --------  --------
   Amounts recognized in the consolidated
    balance sheet consist of:
   Prepaid benefit cost....................... $ 45  $ 24  $    --   $    --
   Accrued benefit liability..................  (50)  (44)     (249)     (244)
   Intangible asset...........................  --      2       --        --
   Accumulated other comprehensive deficit....   16    12       --        --
                                               ----  ----  --------  --------
   Net amount recognized...................... $ 11  $ (6) $   (249) $   (244)
                                               ====  ====  ========  ========

   BNSF uses a September 30 measurement date. The assumptions used in accounting for the BNSF plans were as follows:

                                                                        Medical
                                                            Pension    and Life
                                                           Benefits    Benefits
                                                           ----------  ---------
   Assumptions                                             2000  1999  2000 1999
   -----------                                             ----  ----  ---- ----
   Discount rate.......................................... 7.5%  7.5%  7.5% 7.5%
   Rate of increase in compensation levels................ 4.0%  4.0%   N/A  N/A
   Expected return on plan assets......................... 9.5%  9.5%   N/A  N/A

   For purposes of the medical and life benefits calculations for 2000, the assumed health care cost trend rate for both managed care and non-managed care medical costs is 9.5 percent and is assumed to decrease gradually to five percent by 2006 and remain constant thereafter. Increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $19 million and the combined service and interest components of net postretirement benefit cost recognized in 2000 by $2 million. Decreasing the assumed health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation by $16 million and the combined service and interest components of net postretirement benefit cost recognized in 2000 by $2 million.

Other Plans

   Under collective bargaining agreements, BNSF participates in multi-employer benefit plans which provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $15 million, $14 million and $18 million, in 2000, 1999 and 1998, respectively.

Defined Contribution Plans

   BNSF sponsors 401(k) thrift and profit sharing plans which cover substantially all non-union employees and certain union employees. BNSF matches 50 percent of the first six percent of non-union employees' contributions, which are subject to certain percentage limits of the employees' earnings, at each pay period. Depending on BNSF's performance, an additional matching contribution of up to 30 percent of the first six percent can be made at the end of the year. Employer contributions for all non-union employees are subject to a five year length of service vesting schedule. BNSF's 401(k) matching expense was $16 million, $18 million and $16 million in 2000, 1999 and 1998, respectively.

13. Stock Options and Other Incentive Plans

   On April 15, 1999, BNSF shareholders approved the BNSF 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Total shares authorized under 1999 and 1996 stock incentive plans and the non-employee directors' stock plan are up to 50 million and 0.9 million shares of BNSF common stock, respectively. Approximately five million common shares were available for future grant at December 31, 2000.

Stock Options

   Under BNSF's stock option plans, options may be granted to officers and salaried employees at the fair market value of the Company's common stock on the date of grant. All options generally vest in one year and expire within 10 years after the date of grant. Shares issued upon exercise of options may be issued from treasury shares or from authorized but unissued shares.

   The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its fixed stock option plans as the exercise price equals the stock price on the date of grant. Had compensation expense been determined for stock options granted in 2000, 1999 and 1998 based on the fair value at grant dates consistent with Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation," the Company's pro forma net income and earnings per share would have been as follows:

                                                            2000   1999   1998
                                                            ----- ------ ------
   Net income (in millions)................................ $ 933 $1,092 $1,124
   Basic earnings per share................................ $2.26 $ 2.36 $ 2.39
   Diluted earnings per share.............................. $2.25 $ 2.34 $ 2.36

   The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions:

                                                               2000  1999  1998
                                                               ----- ----- -----
   Weighted average expected life (years).....................   3.0   3.0   3.0
   Expected volatility........................................   35%   30%   20%
   Annual dividend per share.................................. $0.48 $0.48 $0.48
   Risk free interest rate.................................... 5.36% 6.63% 5.11%
   Weighted average fair value of options granted............. $6.70 $8.43 $5.13

   A summary of the status of the stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years then ended, is presented below:

                                2000                 1999                 1998
                         -------------------- -------------------- --------------------
                                     Weighted             Weighted             Weighted
                                     Average              Average              Average
                                     Exercise             Exercise             Exercise
                          Options     Prices   Options     Prices   Options     Prices
                         ----------  -------- ----------  -------- ----------  --------
Balance at beginning of
 year................... 29,808,157   $27.37  28,135,869   $24.27  25,761,369   $20.98
Granted................. 11,521,045    25.56   9,857,345    32.96   9,587,926    29.33
Exercised............... (1,255,643)   12.73  (6,315,238)   21.24  (6,666,864)   18.66
Cancelled............... (1,650,957)   29.95  (1,869,819)   30.94    (546,562)   26.25
                         ----------   ------  ----------   ------  ----------   ------
Balance at end of year.. 38,422,602   $27.22  29,808,157   $27.37  28,135,869   $24.27
                         ==========   ======  ==========   ======  ==========   ======
Options exercisable at
 year end............... 26,729,220   $27.90  20,710,679   $25.00  17,763,770   $21.45

   The following table summarizes information regarding stock options outstanding at December 31, 2000:

                                 Options Outstanding       Options Exercisable
                            ------------------------------ --------------------
                                        Weighted  Weighted             Weighted
                                         Average  Average              Average
                              Number    Remaining Exercise   Number    Exercise
Range of Exercise Prices    Outstanding   Life     Prices  Exercisable  Prices
------------------------    ----------- --------- -------- ----------- --------
$ 4.23 to $24.83...........  7,000,483  4.5 Years  $19.17   6,196,614   $18.50
$25.66 to $28.73........... 11,227,022  8.7 Years  $25.75     708,115   $27.15
$28.76 to $30.97........... 11,577,288  6.6 Years  $29.24  11,206,682   $29.26
$31.17 to $36.73...........  8,617,809  7.9 Years  $32.96   8,617,809   $32.96
                            ----------  ---------  ------  ----------   ------
$ 4.23 to $36.73........... 38,422,602  7.1 Years  $27.22  26,729,220   $27.90
                            ==========  =========  ======  ==========   ======

   Weighted average stock options totaling 25.0 million, 35.6 million, 35.3 million and 31.6 million for the first, second, third and fourth quarters of 2000, respectively, and 8.9 million and 21.4 million for the third and fourth quarters of 1999, respectively, were not included in the computation of diluted earnings per share, because the options' exercise price exceeded the average market price of the Company's stock for those periods.

Other Incentive Plans

   BNSF has other long-term incentive programs in addition to stock options which are administered separately on behalf of employees.

   BNSF awarded a total of approximately 1.2 million shares of restricted stock subject to performance periods to eligible employees and directors during 1996. No cash payment is required by the individuals. The restrictions will be lifted in thirds over three years beginning on the third anniversary of the grant date if certain stock price-based performance goals are met. If, however, the performance goals are not met, the restricted shares will be forfeited. All shares still subject to restrictions are generally forfeited and returned to the plan if the employee's or director's relationship is terminated. Approximately 616 thousand restricted shares related to this award were outstanding as of December 31, 2000.

   Under the BNSF 1999 and 1996 Stock Incentive Plans certain eligible employees may defer through the BNSF Incentive Bonus Stock Program (IBSP) the cash payment of their bonus paid under the Incentive Compensation Plan (ICP) and receive restricted stock for which restrictions lapse in three years (or in two years if certain performance goals are met). The number of restricted shares awarded are based on the amount of bonus deferred, plus incremental shares, using the market price of BNSF common stock on the date of grant. Restricted awards granted under this program totaled approximately 350 thousand, 400 thousand and 380 thousand shares in 2000, 1999 and 1998, respectively. A total of approximately 1.1 million shares were outstanding under this and prior programs of this type on December 31, 2000.

   In addition, all regularly-assigned salaried employees not eligible to participate in the IBSP are eligible to participate in the BNSF Discounted Stock Purchase Program. This program allows employees to use their bonus earned under the ICP to purchase BNSF common stock at a discount from the market price and requires that the stock be restricted for a three year period. During the years ended December 31, 2000, 1999 and 1998, approximately 45 thousand, 65 thousand and 55 thousand shares, respectively, were purchased under this program.

   Additionally, the Company periodically issues time vesting restricted shares, which generally vest ratably over three to five years. Restricted stock awards under these plans, net of forfeitures, were approximately 116 thousand, and 330 thousand for the years ended December 2000 and 1999, respectively. A total of 408 thousand restricted shares related to these awards were outstanding on December 31, 2000.

   On January 1, 2001, approximately 625 thousand restricted shares were granted. These shares have a value of $28.49 per share which is equal to the fair market value of BNSF common stock on the date of grant and the restrictions will lapse at the end of three years. Total compensation expense of $17.8 million will be recognized ratably over the three year vesting period.

   Shares awarded under the plans may not be sold or used as collateral, and are generally not transferable, by the holder until the shares awarded become free of restrictions. Compensation expense is recorded under the BNSF Stock Incentive Plans in accordance with APB Opinion 25 and was not material in 2000, 1999 or 1998.

14. Common Stock and Preferred Capital Stock

Common Stock

   BNSF is authorized to issue 600 million shares of common stock, $.01 Par Value. At December 31, 2000, there were 391.6 million shares of common stock outstanding. Each holder of common stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of stockholders. Subject to the rights and preferences of any future issuances of preferred stock, each share of common stock is entitled to receive dividends as may be declared by the Board of Directors out of funds legally available and to share ratably in all assets available for distribution to stockholders upon dissolution or liquidation. No holder of common stock has any preemptive right to subscribe for any securities of BNSF.

Shareholder Rights Plan

   In December 1999, BNSF's Board of Directors (the Board) approved a shareholder rights plan (Rights Plan). In connection with the Rights Plan, the Board declared a dividend of one Preferred Stock Purchase Right (Right or Rights) for each outstanding share of BNSF common stock to shareholders of record on December 31, 1999. Shareholders were automatically entitled to the Rights corresponding to their shares owned. The distribution was not taxable to shareholders under current United States tax laws. Adoption of the Rights Plan was required by the terms of the proposed combination between BNSF and Canadian National which was terminated on July 20, 2000.

   Under the Rights Plan, Rights were redeemable for $0.01 per Right, subject to adjustment, before the acquisition of control, by a person or group, of 15 percent or more of BNSF common stock. On December 7, 2000, the Board of Directors voted to redeem all Rights under the Rights Plan. As a result of the redemption, the Rights may no longer be exercised and shareholders are only entitled to receive a redemption payment of $0.01 per Right. The redemption payment will be distributed on April 2, 2001 to shareholders of record as of March 12, 2001. Each Right would have expired on December 18, 2009.

Preferred Capital Stock

   At December 31, 2000, BNSF had 50 million shares of Class A Preferred Stock, $.01 Par Value and 25 million shares of Preferred Stock, $.01 Par Value available for issuance. The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix the designations and the powers, rights, and qualifications and restrictions of each series.

Share Repurchase Program

   In July 1997, the Board of Directors of BNSF authorized the repurchase of up to 30 million shares of the Company's common stock from time to time in the open market. In December 1999, April 2000, and September 2000, the Board of Directors authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date to the total shares previously authorized. During 2000, 1999, and 1998, the Company repurchased approximately 65 million, 22 million, and 5 million shares, respectively, of its common stock at average prices of $23.16 per share, $31.08 per share, and $30.75 per share, respectively. There were no repurchases under this program in 1997. Total repurchases through January 31, 2001, were 92 million shares at a total average cost of $25.51 per share, leaving 28 million shares available for repurchase under the authorization.

   During the second and third quarters of 1998, BNSF sold equity put options for 3 million shares of the Company's common stock to an independent third party and received cash proceeds of $2.2 million. The option contracts had exercise prices ranging from $29.00 to $30.00 per share with expiration dates ranging from November 1998 to February 1999. The option contracts permitted a net-share or net-cash settlement method at BNSF's election. These options expired unexercised. In April 1999, BNSF sold equity put options for 0.1 million shares of BNSF common stock to an independent third party and received cash proceeds of $0.1 million. The third party exercised the options on October 12, 1999, which resulted in the company purchasing 0.1 million shares of its common stock at $29 per share. The Company accounts for the effects of equity put option transactions within stockholders' equity.

   An equity put option is a financial instrument whereby BNSF receives an upfront cash premium for granting another party the option to sell a defined number of BNSF shares to the Company at a fixed price on a specified future date. The Company considers the sale of equity put options as a method to acquire its common stock at a share price consistent with its share repurchase strategy and potentially reduce the all-in cost of the program. The Company's risk is that it may be required to purchase shares at a specified price that is higher than the common stock price at the exercise date of the equity put option. The Company has the ability to settle its equity put option transactions on a net share or net cash basis and accounts for the effects of these transactions within stockholders' equity. The number of shares subject to outstanding put options sold by the Company cannot exceed the amount of remaining shares the Board of Directors has authorized for repurchase. As of January 31, 2001 there were no equity put options outstanding.

15. Quarterly Financial Data--Unaudited

(Dollars in millions, except per share data)        Fourth Third  Second First
--------------------------------------------        ------ ------ ------ ------
2000
Revenues (1)....................................... $2,339 $2,342 $2,260 $2,264
Operating income................................... $  544 $  571 $  483 $  510
                                                    ------ ------ ------ ------
Net income......................................... $  255 $  259 $  223 $  243
                                                    ------ ------ ------ ------
Basic earnings per share........................... $ 0.65 $ 0.65 $ 0.53 $ 0.55
Diluted earnings per share......................... $ 0.65 $ 0.64 $ 0.53 $ 0.55
Dividends declared per share....................... $ 0.12 $ 0.12 $ 0.12 $ 0.12
Common stock price:
 High.............................................. $29.56 $27.44 $26.25 $27.50
 Low............................................... $20.88 $20.38 $21.63 $19.06
1999
Revenues (1)....................................... $2,390 $2,367 $2,219 $2,213
                                                    ------ ------ ------ ------
Operating income................................... $  603 $  631 $  491 $  480
                                                    ------ ------ ------ ------
Net income......................................... $  315 $  348 $  238 $  236
                                                    ------ ------ ------ ------
Basic earnings per share........................... $ 0.69 $ 0.76 $ 0.51 $ 0.50
Diluted earnings per share......................... $ 0.69 $ 0.75 $ 0.50 $ 0.50
Dividends declared per share....................... $ 0.12 $ 0.12 $ 0.12 $ 0.12
Common stock price:
 High.............................................. $32.75 $33.38 $37.94 $36.44
 Low............................................... $22.88 $25.63 $29.75 $31.56

--------
(1) All periods have been reclassified to conform with the current year presentation (see Note 2 to these consolidated financial statements).

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

   Information concerning the directors of BNSF will be provided under the heading "NOMINEES FOR DIRECTORS" in BNSF's proxy statement for its 2001 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

   Information concerning the executive officers of BNSF (excluding two executive officers who are also directors of BNSF) is included in Part I of this Report.

   Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in BNSF's proxy statement for its 2001 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

ITEM 11. Executive Compensation

   Information concerning the compensation of directors and executive officers of BNSF will be provided under the heading "Directors' Compensation" and under the headings "Summary Compensation Table," "Stock Option Grants in 2000," "Aggregated 2000 Stock Option Exercises and Year-End Option Values," "Pension Plans," "Employment Contracts and Change in Control Arrangements," "Trust Agreements," and "New Plan Benefits" in BNSF's proxy statement for its 2001 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   Information concerning the ownership of BNSF equity securities by certain beneficial owners and by management will be provided under the heading "Certain Beneficial Owners" and "Ownership of Management" in BNSF's proxy statement for its 2001 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions

   Information concerning certain relationships and related transactions will be provided under the heading "Certain Relationships" of BNSF's proxy statement for its 2001 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   1.Consolidated Financial Statements--See Item 8......................
   2.Consolidated Financial Statement Schedules:
     Schedule II--Valuation and Qualifying Accounts..................... page F-1

   Schedules other than those listed above are omitted because they are not required or applicable, or the required information is included in the consolidated financial statements or related notes.

  3.Exhibits:

    See Index to Exhibits on pages [E-1 to E-4] for a description of the exhibits filed as a part of this Report.

    (b) Reports on Form 8-K

    BNSF filed the following Current Report on Form 8-K during the quarter ended December 31, 2000, or subsequently:

   Current Report on Form 8-K (Date of earliest event reported: December 7,
2000) which referenced under Item 5, Other Events, and filed as exhibits under
Item 7, Financial Statements, Pro Forma Financial Information and Exhibits the following: press release announcing and notice of redemption of all outstanding rights to purchase Series B Junior Participating Preferred Stock of BNSF previously issued pursuant to the Rights Agreement, dated as of December 18, 1999, between Burlington Northern Santa Fe Corporation and First Chicago Trust Company of New York, as Rights Agent; and the announcement that Matthew K. Rose was elected President and Chief Executive Officer, with Robert D. Krebs remaining Chairman of the Board in the press release dated December 7, 2000.

                                   SIGNATURES

   Burlington Northern Santa Fe Corporation, pursuant to the requirements of
Section 13 or 15(d) of the Securities Exchange Act of 1934, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BURLINGTON NORTHERN SANTA FE
                                           CORPORATION

                                                   /s/Matthew K. Rose
                                          By: _________________________________
                                                Matthew K. Rose
                                               President and Chief Executive
                                                          Officer

   Dated: February 9, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe Corporation and in the capacities and on the date indicated.

              Signature                         Title

                                        President and Chief Executive
-------------------------------------    Officer (Principal Executive
           Matthew K. Rose               Officer), and Director

                                        Executive Vice President and
-------------------------------------    Chief Financial Officer
           Thomas N. Hund                (Principal Financial Officer)

                                        Vice President and Controller
-------------------------------------    (Principal Accounting Officer)
          Dennis R. Johnson

                                        Chairman of the Board and Director
-------------------------------------
           Robert D. Krebs

                                        Director
-------------------------------------
         Joseph F. Alibrandi

                                        Director
-------------------------------------
         John J. Burns, Jr.

                                        Director
-------------------------------------
          George Deukmejian

                                        Director
-------------------------------------
           Bill M. Lindig

                                        Director
-------------------------------------
          Vilma S. Martinez

              Signature                         Title

                                        Director
-------------------------------------
           Roy S. Roberts

                                        Director
-------------------------------------
           Marc J. Shapiro

                                        Director
-------------------------------------
           Arnold R. Weber

                                        Director
-------------------------------------
           Robert H. West

                                        Director
-------------------------------------
          J. Steven Whisler

                                        Director
-------------------------------------
       Edward E. Whitacre, Jr.

                                        Director
-------------------------------------
          Ronald B. Woodard

                                        Director
-------------------------------------
          Michael B. Yanney

Dated: February 9, 2001
                                        *By: /s/ Jeffrey R. Moreland
                                             ---------------------------------
                                                 Jeffrey R. Moreland
                                          Executtive Vice President-Law and
                                                   Chief of Staff

                                  SCHEDULE II

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              For the years ended December 31, 2000, 1999 and 1998
                                 (In Millions)

            Column A               Column B  Column C     Column D     Column E
            --------               --------- --------- -------------- ----------
                                    Balance  Additions
                                      at      Charged                 Balance at
                                   Beginning    to                      End of
           Description             of Period  Income   Deductions (1) Period (2)
           -----------             --------- --------- -------------- ----------
December 31, 2000
Personal injury and environmental
 liabilities.....................    $678      $208         $227         $659
                                     ====      ====         ====         ====
December 31, 1999
Personal injury and environmental
 liabilities.....................    $635      $295         $252         $678
                                     ====      ====         ====         ====
December 31, 1998
Personal injury and environmental
 liabilities.....................    $711      $177         $253         $635
                                     ====      ====         ====         ====

--------
(1) Principally represents cash payments
(2) Classified in the consolidated balance sheet as follows:

                                                                 2000 1999 1998
                                                                 ---- ---- ----
   Accounts payable and other current liabilities............... $229 $255 $246
   Casualty and environmental liabilities.......................  430  423  389
                                                                 ---- ---- ----
                                                                 $659 $678 $635
                                                                 ==== ==== ====

                               INDEX OF EXHIBITS

 Exhibit
 Number                               Description
 -------                              -----------
 3.1      Amended and Restated Certificate of Incorporation of BNSF (amended as of April 21, 1998). Incorporated by reference to Exhibit 3.1 to
          BNSF's Report on Form 10-Q for the quarter ended June 30, 1998.


 3.2      By-Laws of BNSF as amended December 7, 2000.


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

 4.4 Form of BNSF's 6.70% Debenture Due August 1, 2028. Incorporated by reference to BNSF's Report on Form 10-K for the year ended December
          31, 1998.

 4.5      Form of BNSF's 7.875% Note Due April 15, 2007.


 4.6      Form of BNSF's 8.125% Debenture Due April 15, 2020.


 4.7      Form of BNSF's 7.95% Debenture Due August 15, 2030.


 4.8 Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF's total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange
          Commission.

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

 10.6*    Burlington Northern Santa Fe Corporation Senior Management Stock
          Deferral Plan. Incorporated by reference to Exhibit 10.37 to BNSF's
          Report on Form 10-K for the fiscal year ended December 31, 1999.

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

 10.11*   Burlington Northern Santa Fe Incentive Bonus Stock Program.
          Incorporated by reference to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1999.

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

 10.17*   Form of BNSF Change-in-Control Agreement (applicable to Messrs. Ice,
          Hund, Moreland, and Schultz, and one other executive officer).
          Incorporated by reference to Exhibit 10.17 to BNSF's Report on Form
          10-K for the fiscal year ended December 31, 1996.

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

 10.20*   Burlington Northern Santa Fe Corporation Supplemental Investment and
          Retirement Plan.


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

 10.23*   Burlington Northern Santa Fe Salary Exchange Option Program.
          Incorporated by reference to Exhibit 23 to BNSF's Report on Form 10-
          K for the fiscal year ended December 31, 1999.

 Exhibit
 Number                               Description
 -------                              -----------
 10.24*   Santa Fe Pacific Corporation Supplemental Retirement Plan
          (Supplemental Plan). Incorporated by reference to Exhibit 10(d) to
          SFP's Report on Form 10-K for the fiscal year ended December 31,
          1984. Supplemental Plan as amended October 1, 1989, and Amendment to
          Supplemental Plan dated February 27, 1990, are incorporated by reference to Exhibit 10(d) to SFP's Report on Form 10-K for the
          fiscal year ended December 31, 1989. Amendment to Supplemental Plan dated March 22, 1994, and effective January 1, 1994, is incorporated by reference to Exhibit 10.24 to BNSF's Report on Form 10-K for the
          fiscal year ended December 31, 1995.


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

 12.1     Computation of Ratio of Earnings to Fixed Charges.


 21.1     Subsidiaries of BNSF.


 23.1     Consent of PricewaterhouseCoopers LLP.


 24.1     Powers of Attorney.

--------
   *Management contract or compensatory plan or arrangement.