Form 10-K/A
period 2000-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2001-03-12
CIK 934612

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  Form 10-K/A
                                Amendment No. 1

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

   This Amendment No. 1 is being filed to correct typographical errors in the Signature pages and to add certain exhibits as indicated in the Exhibit Index.

                                   SIGNATURES

   Burlington Northern Santa Fe Corporation, pursuant to the requirements of
Section 13 or 15(d) of the Securities Exchange Act of 1934, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BURLINGTON NORTHERN SANTA FE
                                           CORPORATION

                                                  /s/ Dennis R. Johnson
                                          By: _________________________________
                                               Dennis R. Johnson
                                             Vice President and Controller

   Dated: March 9, 2001

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

  3.Exhibits:

    See Index to Exhibits on pages E-1 to E-3 for a description of the exhibits filed as a part of this Report.

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

                                          BURLINGTON NORTHERN SANTA FE
                                           CORPORATION

                                                   /s/ Matthew K. Rose
                                          By: _________________________________
                                                Matthew K. Rose
                                             President and Chief Executive
                                                        Officer
                                           (Principal Executive Officer) and
                                                       Director

   Dated: February 9, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe Corporation and in the capacities and on the date indicated.

              Signature                         Title

         /s/ Matthew K. Rose            President and Chief Executive
-------------------------------------    Officer (Principal Executive
           Matthew K. Rose               Officer), and Director

         /s/ Thomas N. Hund             Executive Vice President and
-------------------------------------    Chief Financial Officer
           Thomas N. Hund                (Principal Financial Officer)

        /s/ Dennis R. Johnson           Vice President and Controller
-------------------------------------    (Principal Accounting Officer)
          Dennis R. Johnson

        /s/ Robert D. Krebs*            Chairman of the Board and Director
-------------------------------------
           Robert D. Krebs

      /s/ Joseph F. Alibrandi*          Director
-------------------------------------
         Joseph F. Alibrandi

       /s/ John J. Burns, Jr.*          Director
-------------------------------------
         John J. Burns, Jr.

       /s/ George Deukmejian*           Director
-------------------------------------
          George Deukmejian

         /s/ Bill M. Lindig*            Director
-------------------------------------
           Bill M. Lindig

       /s/ Vilma S. Martinez*           Director
-------------------------------------
          Vilma S. Martinez

              Signature                         Title

         /s/ Roy S. Roberts*            Director
-------------------------------------
           Roy S. Roberts

        /s/ Marc J. Shapiro*            Director
-------------------------------------
           Marc J. Shapiro

        /s/ Arnold R. Weber*            Director
-------------------------------------
           Arnold R. Weber

         /s/ Robert H. West*            Director
-------------------------------------
           Robert H. West

       /s/ J. Steven Whisler*           Director
-------------------------------------
          J. Steven Whisler

    /s/ Edward E. Whitacre, Jr.*        Director
-------------------------------------
       Edward E. Whitacre, Jr.

       /s/ Ronald B. Woodard*           Director
-------------------------------------
          Ronald B. Woodard

       /s/ Michael B. Yanney*           Director
-------------------------------------
          Michael B. Yanney

Dated: February 9, 2001
                                        *By: /s/ Jeffrey R. Moreland
                                             ---------------------------------
                                                 Jeffrey R. Moreland
                                          Executive Vice President-Law and
                                                   Chief of Staff

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

 10.1*+   Burlington Northern Santa Fe Non-Employee Directors' Stock Plan.
          Incorporated by reference to Appendix A to BNSF's Proxy Statement dated March 5, 1996. Amendment to Burlington Northern Santa Fe Non-
          Employee Directors' Stock Plan dated January 16, 1997 is incorporated by reference to Exhibit 10.1 to BNSF's Report on Form
          10-K for the fiscal year ended December 31, 1996. Amendment to Burlington Northern Santa Fe Non-Employee Directors' Stock Plan dated January 18, 2001.

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

 10.36*+ Board of Directors resolutions (December 7, 2000) with respect to compensatory arrangements as to Robert D. Krebs.


 12.1     Computation of Ratio of Earnings to Fixed Charges.


 21.1     Subsidiaries of BNSF.


 23.1     Consent of PricewaterhouseCoopers LLP.


 24.1     Powers of Attorney.

--------
   *Management contract or compensatory plan or arrangement.
  +With the exception of documents incorporated by reference, these documents have been filed with Form 10-K/A, Amendment No 1.