Form 10-Q
period 2001-03-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2001-05-07
CIK 934612

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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


                                (817) 333-2000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Shares
          Class                                  Outstanding at April 20, 2001
          -----                                  -----------------------------

Common stock, $.01 par value                          391,737,886 shares

                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in millions, except per share data)
                                  (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                      2001              2000
                                                                   ---------         ---------
Revenues                                                           $   2,292         $   2,264
                                                                   ---------         ---------
Operating expenses:
  Compensation and benefits                                              729               698
  Purchased services                                                     261               258
  Depreciation and amortization                                          228               222
  Equipment rents                                                        187               179
  Fuel                                                                   257               211
  Materials and other                                                    211               186
                                                                   ---------         ---------
    Total operating expenses                                           1,873             1,754
                                                                   ---------         ---------

Operating income                                                         419               510
Interest expense                                                         120               104
Other income (expense), net                                              (73)              (15)
                                                                   ---------         ---------

Income before income taxes and extraordinary charge                      226               391
Income tax expense                                                        86               148
                                                                   ---------         ---------

Income before extraordinary charge                                 $     140         $     243
Extraordinary charge, net                                                 (6)                -
                                                                   ---------         ---------

Net income                                                         $     134         $     243
                                                                   =========         =========
Earnings per share:
  Basic
    Before extraordinary charge                                    $    0.36         $    0.55
    Extraordinary charge                                                (.02)                -
                                                                   ---------         ---------
    Basic earnings per share                                       $    0.34         $    0.55
                                                                   =========         =========
  Diluted
    Before extraordinary charge                                    $    0.36         $    0.55
    Extraordinary charge                                                (.02)                -
                                                                   ---------         ---------
    Diluted earnings per share                                     $    0.34         $    0.55
                                                                   =========         =========
Average shares (in millions):
  Basic                                                                391.7             444.2
  Dilutive effect of stock awards                                        2.4               1.3
                                                                   ---------         ---------
  Diluted                                                              394.1             445.5
                                                                   =========         =========

Dividends declared per share                                       $    0.12         $    0.12



See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                  (Shares in thousands. Dollars in millions.)
                                  (Unaudited)



                                                                                 March 31,            December 31,
ASSETS                                                                              2001                  2000
                                                                                 ---------            -----------
Current assets:
  Cash and cash equivalents                                                      $      15              $      11
  Accounts receivable, net                                                             281                    314
  Materials and supplies                                                               209                    220
  Current portion of deferred income taxes                                             297                    299
  Other current assets                                                                 128                    132
                                                                                 ---------              ---------
    Total current assets                                                               930                    976

Property and equipment, net                                                         22,376                 22,369
Other assets                                                                         1,099                  1,030
                                                                                 ---------              ---------
      Total assets                                                               $  24,405              $  24,375
                                                                                 =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities                                 $   1,826              $   1,954
  Long-term debt due within one year                                                   235                    232
                                                                                 ---------              ---------
      Total current liabilities                                                      2,061                  2,186

Long-term debt and commercial paper                                                  6,636                  6,614
Deferred income taxes                                                                6,480                  6,422
Casualty and environmental liabilities                                                 409                    430
Employee merger and separation costs                                                   247                    262
Other liabilities                                                                      977                    981
                                                                                 ---------              ---------
      Total liabilities                                                             16,810                 16,895
                                                                                 ---------              ---------
Commitments and contingencies (see notes 2, 5, and 7)

Stockholders' equity:
  Common stock, $.01 par value, 600,000 shares authorized;
    489,252 shares and 486,637 shares issued, respectively                               5                      5
  Additional paid-in capital                                                         5,502                  5,428
  Retained earnings                                                                  4,591                  4,505
  Treasury stock, at cost, 97,440 shares and 95,045 shares, respectively            (2,482)                (2,413)
  Unearned compensation                                                                (47)                   (35)
  Accumulated other comprehensive income (deficit)                                      26                    (10)
                                                                                 ---------              ---------
      Total stockholders' equity                                                     7,595                  7,480
                                                                                 ---------              ---------
      Total liabilities and stockholders' equity                                 $  24,405              $  24,375
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

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)


                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                            -----------------------------
                                                                                               2001                2000
                                                                                            ---------           ---------
Operating Activities:
  Net income                                                                                $     134           $     243
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                               228                 222
      Deferred income taxes                                                                        39                  56
      Extraordinary charge                                                                          9                   -
      Employee merger and separation costs paid                                                   (17)                (20)
      Other, net                                                                                   58                  18
  Changes in current assets and liabilities:
      Accounts receivable:
        Sale of accounts receivable                                                                25                   -
        Other changes                                                                               7                  65
      Materials and supplies                                                                       11                  27
      Other current assets                                                                          4                 (24)
      Accounts payable and other current liabilities                                             (138)                (47)
                                                                                            ---------           ---------
Net cash provided by operating activities                                                         360                 540
                                                                                            ---------           ---------
Investing Activities:
  Capital expenditures                                                                           (234)               (252)
  Other, net                                                                                      (66)               (240)
                                                                                            ---------           ---------
Net cash used for investing activities                                                          ( 300)               (492)
                                                                                            ---------           ---------

Financing Activities:
  Net increase in commercial paper and bank borrowings                                            149                 764
  Payments on long-term debt                                                                     (128)               (165)
  Dividends paid                                                                                  (48)                (55)
  Proceeds from stock options exercised                                                            45                   1
  Purchase of BNSF common stock                                                                   (65)               (583)
  Other, net                                                                                       (9)                  -
                                                                                            ---------           ---------
Net cash used for financing activities                                                           ( 56)                (38)
                                                                                            ---------           ---------

Increase in cash and cash equivalents                                                               4                  10
Cash and cash equivalents:
  Beginning of period                                                                              11                  22
                                                                                            ---------           ---------
  End of period                                                                             $      15           $      32
                                                                                            =========           =========
Supplemental cash flow information:
  Interest paid, net of amounts capitalized                                                 $     115           $     109
  Income taxes paid, net of refunds                                                                 1                  54


See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Accounting policies and interim results

The consolidated financial statements should be read in conjunction with the Burlington Northern Santa Fe Corporation Annual Report on Form 10-K for the year ended December 31, 2000, as amended, including the financial statements and notes thereto. The consolidated financial statements include the accounts of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries, all of which are separate legal entities (collectively, BNSF or Company). The Company's principal operating subsidiary is The Burlington Northern and Santa Fe Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated. BNSF was incorporated in Delaware on December 16, 1994.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of March 31, 2001 and the results of operations for the three-month periods ended March 31, 2001 and 2000 have been included. During the quarter ended March 31, 2001, BNSF recorded $64 million ($40 million, net of tax) of non-recurring losses related to non-rail investments in Other Income (Expense), net in the consolidated statement of income.

Certain comparative prior-year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.   Hedging activities

On January 1, 2001, BNSF adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and recorded a cumulative transition benefit of $58 million, net of tax, to Accumulated Other Comprehensive Income. The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for documentation and measurement of hedging activities.

The Company currently uses derivatives to hedge against increases in diesel fuel prices and interest rates. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or to forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income as a separate component of Stockholders' Equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

FUEL

Historically, fuel expenses approximated 10 percent of total operating expenses; however, during the first quarter of 2001 and 2000, fuel costs represented 14 percent and 12 percent of total operating expenses, respectively, reflecting significantly higher than historical fuel prices, which have continued to date. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on annualized fuel consumption during the first three months of 2001 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that qualify and are accounted for as cash flow hedges. As of March 31, 2001, BNSF had entered into derivatives for approximately 309 million gallons of diesel fuel at an average price of approximately 50 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel. Currently, BNSF's fuel-hedging program covers approximately 24 percent and 8 percent of estimated annual fuel purchases for 2001 and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

As a result of adopting SFAS 133, the Company recorded a cumulative transition benefit of $56 million, net of tax, to Accumulated Other Comprehensive Income related to deferred gains on fuel hedge transactions. For the three months ended March 31, 2001, the Company recognized approximately $1 million of income associated with the ineffective portion of derivatives in fuel expense. At March 31, 2001, Accumulated Other Comprehensive Income includes a pre-tax gain of $56 million of which $41 million relates to derivative transactions that will expire in 2001. Receivables of $19 million and $50 million at March 31, 2001 and December 31, 2000, respectively, are recorded in the Company's balance sheet as part of the Other Current Assets and represent amounts due on settled fuel-hedging contracts.

INTEREST RATE

From time to time, the Company enters into various interest rate-hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances. The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date.

At March 31, 2001, the Company had no outstanding interest rate derivatives. However, the cumulative transition benefit of adopting SFAS No. 133 as of January 1, 2001 included $2 million, net of tax, related to deferred gains on closed-out derivatives which were used to lock the treasury rate on anticipated borrowings. The deferred gains in Accumulated Other Comprehensive Income are being amortized to interest expense over the life of the debt.

As discussed in Note 4, on April 17, 2001, BNSF entered into an interest rate swap to fix the LIBOR component of $100 million of commercial paper at 4.59 percent. The effective date of the swap is April 19, 2001 and will expire on April 19, 2002.

3.  Comprehensive income

BNSF's comprehensive income, net of tax, for the three months ended March 31, 2001 and 2000 was $170 million and $243 million, respectively. BNSF's comprehensive income includes net income and adjustments to the minimum pension liability, as well as changes related to derivatives which qualify for cash flow hedge accounting.

The change in Accumulated Other Comprehensive Income, net of tax, for the three months ended March 31 was as follows:

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                          2001            2000
                                                                                        --------        --------
                                                                                             (in millions)
Balance at beginning of period....................................................      $    (10)       $     (7)

  Cumulative effect of adoption of SFAS No.133....................................            58               -
  Gain on derivative instruments, included in net income..........................           (12)              -
  Change in fair value of derivative instruments..................................           (10)              -
                                                                                        --------        --------
Balance at end of period..........................................................      $     26        $     (7)
                                                                                        ========        ========



4.   Accounts receivable

In the first quarter of 2001, BNSF Railway, through a special purpose subsidiary, increased capacity to sell variable rate certificates that mature in 2002 and evidence undivided interests in an accounts receivable master trust. The amount of variable rate certificates which can be sold under the accounts receivable sales agreement increased by $100 million to $700 million. The master trust's assets include an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable which are used to support the certificates. At March 31, 2001, $625 million of certificates were outstanding.

5.   Debt

In March 2001, $100 million of 33-year re-marketable bonds issued in 1998 were called by the holder of the call option. BNSF subsequently purchased the option from the holder and retired the bonds, and incurred an extraordinary loss of $6 million, net of tax, due to early retirement.

BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. At March 31, 2001, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $1.75 billion. The Company generally classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities. The commitments of the lenders under the short-term agreement are scheduled to expire in June 2001, and the Company has the ability to have any amounts then outstanding mature as late as June 2002. The commitments of the lenders under the long-term agreement are scheduled to expire in June 2005.

The maturity value of commercial paper outstanding as of March 31, 2001 was $747 million, reducing the total capacity available under the revolving credit agreements to $1,003 million. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at March 31, 2001, the Company was in compliance.

In March 2001, BNSF issued a $12 million, 5.96 percent note due April 2004.

On April 17, 2001, BNSF entered into an interest rate swap to fix the LIBOR component of $100 million of commercial paper at 4.59 percent. The effective date of the swap is April 19, 2001, and it will expire on April 19, 2002.

In May 2001, the Company increased the amount of debt securities under its shelf registration, enabling it to issue debt securities in one or more series at an aggregate offering price not to exceed $1 billion.

6.   Employee merger and separation costs

Current and long-term employee merger and separation liabilities totaling $294 million are included in the consolidated balance sheet at March 31, 2001, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain salaried employee severance costs. During the first three months of 2001, the Company made employee merger and separation payments of $17 million.

During the second quarter of 2000, the Company incurred $22 million of costs for severance, medical and other benefit costs for approximately 150 involuntarily terminated employees, primarily material handlers in mechanical shops and trainmen on reserve boards, as part of the Company's ongoing initiatives to reduce operating expense by improving its efficiency. The initiative sought to eliminate approximately 200 positions, with the remaining reductions through the elimination of contract services. As of March 31, 2001, substantially all reductions have taken place. The majority of these costs have not been paid as of March 31, 2001, primarily because most severed employees have elected to receive payments over the next several years, rather than lump-sum payments.

Liabilities related to the consolidation of clerical functions are paid to affected employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employees' separation or retirement. Liabilities principally related to certain remaining salaried employee severances will be paid in the form of a lump sum payment or over the next several years based on deferral elections made by affected employees. At March 31, 2001, $47 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

7.   Commitments and contingencies

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

BNSF is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 385 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $24 million during the first three months of 2001 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has recorded liabilities for remediation and restoration of all known sites of approximately $213 million. BNSF anticipates that the majority of the accrued costs at March 31, 2001 will be paid over the next five years. No individual site is considered to be material.

Liabilities recorded for environmental costs represent BNSF's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF's results of operations, financial position or liquidity.

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

8.   Common stock repurchase program

During the first quarter of 2001, BNSF repurchased 2.2 million shares of its common stock at an average price of $28.86 per share under the Company's share repurchase program amounting to a total cost of $65 million. Total repurchases under BNSF's 120 million share-repurchase program were 93.9 million shares through March 31, 2001 at an average price of $25.57 per share for a total cost of $2.4 billion since the program was announced in July 1997.

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

Results of Operations
---------------------

Three months ended March 31, 2001 compared with three months ended March 31,
2000

BNSF recorded net income for the first quarter of 2001 of $134 million, or $0.34 per share, after an extraordinary charge of $6 million, net of tax, ($0.02 per share) related to the early extinguishment of a debt obligation, compared with first quarter 2000 net income of $243 million, or $0.55 per share. The decrease in net income is due to a $91 million decrease in operating income primarily as a result of significantly higher fuel costs, the impact of more severe winter weather conditions, higher electricity and other energy costs, and increased compensation and benefit costs principally due to wage rate increases and higher benefit rates, partially offset by slightly higher freight revenues in 2001. In addition, first quarter 2001 results were impacted by non-recurring losses of $40 million, net of tax, or $0.10 per share, related to non-rail investments.

Revenues

The following table presents BNSF's revenue information by commodity group for the three months ended March 31, 2001 and 2000, and includes certain reclassifications of prior-year information to conform to current-year presentation:

                                                                                                             Average Revenue
                                               Revenues                       Cars/Units                       Per Car/Unit
                                     ---------------------------    -----------------------------     -----------------------------
                                         2001            2000            2001             2000             2001            2000
                                     -----------     -----------    -------------     -----------     -------------    ------------
                                            (In Millions)                   (In Thousands)
Consumer                             $       807     $       801              900             903       $       897     $       887
Industrial                                   569             587              379             403             1,501           1,457
Coal                                         526             529              516             507             1,019           1,043
Agricultural Commodities                     361             325              191             175             1,890           1,857
                                     -----------     -----------      -----------     -----------       -----------     -----------
  Total Freight Revenues                   2,263           2,242            1,986           1,988       $     1,139     $     1,128
                                                                      ===========     ===========       ===========     ===========
Other Revenues                                29              22
                                     -----------     -----------
  Total Operating Revenues           $     2,292     $     2,264
                                     ===========     ===========



Freight revenues for first quarter of 2001 were $2.26 billion, up slightly on 4 percent higher ton miles compared with first quarter of 2000. The increase in freight revenues primarily reflects increases in consumer and agricultural commodities, partially offset by lower coal and industrial revenues. Average revenue per car/unit increased one percent in the first quarter of 2001 to $1,139 from $1,128 in the first quarter of 2000.

Consumer revenues of $807 million for the first quarter of 2001 were $6 million, or 1 percent, higher than the first quarter of 2000. Consumer revenues reflect increased international shipments from Yang Ming Lines and Maersk/Sealand for the intermodal sector and increased intermodal truckload-marketing shipments with Toyota Logistics and JB Hunt. These revenue increases were partially offset by reduced revenues in direct marketing as a result of decreased loadings with UPS, Roadway and Yellow Freight. In addition, automotive revenues decreased due to a loss of Chrysler business as well as sluggish industry-wide sales.

Industrial revenues of $569 million for the first quarter of 2001 fell $18 million, or 3 percent, despite increased revenue per unit reflecting increased length of haul and selected price increases. Revenues for the first quarter of 2001 fell due to production cutbacks affecting the chemicals, forest products, and metals sectors, partially offset by slight increases in the government and machinery sector. More specifically, these decreases were a result of a reduction in the production of fertilizer and industrial chemicals in the chemicals sector and aluminum and nonferrous in the metals sector caused by high natural gas prices, and a reduction in the forest products sector due to weak markets and high inventories. Offsetting these decreases were increases in the minerals and machinery sectors resulting from increased government shipments of machinery and increased demand for clay and sand in the drilling industry as a result of high import oil prices. Additionally, the chemicals sector benefited slightly from increases in petroleum products due to increased liquid petroleum gas moves and new fuel movements by tank car.

Coal revenues of $526 million for the first quarter of 2001 decreased $3 million, or 1 percent, as a result of lower revenue per unit on certain contract renewals; this was partially offset by increased demand for western coal due to colder weather, tight eastern coal supplies and high natural gas prices.

Agricultural commodities revenues of $361 million for the first quarter of 2001 were $36 million, or 11 percent, higher than revenues for the first quarter of 2000 due to increased demand for soybeans moving through the Pacific Northwest to China, increased northern spring wheat moving to the upper Midwest and eastern domestic markets, and increased corn syrup, sugar and molasses shipments.

Expenses

Total operating expenses for the first quarter of 2001 were $1,873 million, an increase of $119 million, or 7 percent, over 2000.

Compensation and benefits expenses of $729 million were $31 million, or 4 percent, higher than the first quarter of 2000 primarily due to increased wage and associated employer tax and benefit expense for both the salaried and scheduled workforce, primarily reflecting wage rate increases and higher benefit rates. Additionally, impacting the first quarter of 2001 were significant increases in scheduled wages due to more severe winter weather conditions resulting in higher maintenance and additional crews. These increases were partially offset by lower employment levels and lower incentive compensation expense.

Purchased services of $261 million for the first quarter of 2001 were $3 million, or 1 percent, higher than the first quarter of 2000 principally due to increased equipment maintenance costs due to an increase in the number of locomotives under maintenance contracts and more severe winter weather conditions.

Depreciation and amortization expenses for the first quarter of 2001 were $6 million, or 3 percent, higher than the same period in 2000, primarily due to a higher capital base.

Equipment rents expenses for the first quarter of 2001 of $187 million were $8 million, or 4 percent, higher than the first quarter of 2000 reflecting increased locomotive rental expense due to more locomotives under lease.

Fuel expenses of $257 million for the first quarter of 2001 were $46 million, or 22 percent, higher than the first quarter of 2000, primarily as a result of a 14-cent, or 20 percent, increase in the average all-in cost per gallon of diesel fuel. Consumption increased slightly to 297 million gallons compared with 292 million gallons for the first quarter of 2000 due to an increase in ton-miles as a result of a change in commodity mix. The increase in the average all-in cost per gallon of diesel fuel reflects an 11-cent increase in the average purchase price per gallon as well as a decrease in the hedge benefit of 3 cents per gallon from a hedging benefit of 10 cents per gallon in the first quarter of 2000, compared with a 7-cent hedge benefit in the first quarter of 2001.

Materials and other expenses of $211 million for the first quarter of 2001 were $25 million, or 13 percent, higher than the first quarter of 2000 due to increased utilities as a result of higher rates and increased consumption due to more severe winter weather, settlement of an environmental matter, and lower income from easements. Additionally, more severe winter weather conditions increased expenses for locomotive servicing and freight car repair.

Interest expense of $120 million for the first quarter of 2001 was $16 million, or 15 percent, higher than the first quarter of 2000, principally reflecting higher debt levels, partially resulting from the Company's share repurchase program, and higher interest rates. Total debt increased to $6,871 million at March 31, 2001, from $6,412 million at March 31, 2000.

Other income (expense), net was $58 million higher than the first quarter of 2000 primarily due to $64 million ($40 million, net of tax) of non-recurring losses related to non-rail investments, principally: FreightWise, an Internet transportation exchange; Pathnet, a telecommunications venture; and a portfolio of other non-core real-estate investments.

Capital Resources and Liquidity
-------------------------------

Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, or leasing of assets.

OPERATING ACTIVITIES

Net cash provided by operating activities was $360 million for the three months ended March 31, 2001, compared with $540 million for the three months ended March 31, 2000. The decrease in cash from operations was primarily due to lower net income, changes in working capital and the receipt of a $43 million special, non-recurring dividend from the Company's equity investment in TTX Company in the first quarter 2000.

In the first quarter of 2001, BNSF Railway, through a special purpose subsidiary, increased capacity to sell variable rate certificates that evidence undivided interests in an accounts receivable master trust and mature in 2002. The amount of variable rate certificates which can be sold under the accounts receivable sales agreement increased by $100 million to $700 million. The master trust's assets included an ownership interest in a revolving portfolio of BNSF Railway's Accounts Receivable which are used to support the certificates. At March 31, 2001, $625 million of certificates were outstanding.

INVESTING ACTIVITIES

Net cash used for investing activities was $300 million for the three months ended March 31, 2001, compared with $492 million for the three months ended March 31, 2000. The decrease in cash used primarily reflects the temporary acquisition of equipment in 2000, which the Company ultimately sold and leased back through operating leases. The cash used for the three months ended March 31, 2001, reflected $234 million of capital expenditures, as discussed below, and $66 million of other investing activities that primarily reflects retired track structure removal costs, participation in joint investment projects and advances for future investment transactions.

A breakdown of cash capital expenditures for the three months ended March 31, 2001 and 2000, is set forth in the following table (in millions):

Three Months Ended March 31,                             2001        2000
----------------------------------------------------    -----       -----
Maintenance of Way..................................    $ 162       $ 165
Mechanical..........................................       26          42
Information Services................................        9          13
Other...............................................        9          22
                                                        -----       -----
Total Maintenance of Business.......................    $ 206       $ 242
Terminal and Line Expansion.........................       23           8
Other Projects......................................        5           2
                                                        -----       -----
Total...............................................    $ 234       $ 252
                                                        =====       =====

BNSF reduced first quarter 2001 cash capital expenditures compared with same period 2000 by approximately $18 million primarily due to a reduced capital program, timing of projects, and winter weather conditions.

BNSF has entered into commitments to acquire 100 locomotives in 2001. The locomotives will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used will depend upon the current market conditions and other factors.

FINANCING ACTIVITIES

Net cash used for financing activities during the first three months of 2001 was $56 million, primarily related to common stock repurchases of $65 million and dividend payments of $48 million, partially offset by net borrowings of $21 million and proceeds from stock options exercised of $45 million.

During the first three months of 2001, BNSF repurchased 2.2 million shares of its common stock at an average price of $28.86 per share under the Company's share repurchase program amounting to a total cost of $65 million.

In March 2001, $100 million of 33-year remarketable bonds issued in 1998 were called by the holder of the call option. BNSF subsequently purchased the option from the holder and retired the bonds, and incurred an extraordinary loss of $6 million, net of tax, due to early retirement.

In May 2001, the Company increased the amount of debt securities under its shelf registration, enabling it to issue debt securities in one or more series at an aggregate offering price not to exceed $1 billion.

BNSF's ratio of total debt to total capital was 47.5 percent at March 31, 2001 compared to 47.8 percent at December 31, 2000.

CREDIT AGREEMENTS

BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. At March 31, 2001, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $1.75 billion. A total of $1 billion of the commitments of the lenders are scheduled to expire in June 2001, and the Company has the ability to have any amounts then outstanding mature as late as June 2002. The remaining $750 million of commitments of the lenders are scheduled to expire in June 2005. Annual facility fees are currently 0.1 percent and 0.125 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon i) LIBOR plus a spread determined by BNSF's senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The Company generally classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities.

The maturity value of commercial paper outstanding as of March 31, 2001, was $747 million, reducing the total capacity available under the revolving credit agreements to $1,003 million. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at March 31, 2001, the Company was in compliance.

DIVIDENDS

Common stock dividends declared for the three months ended March 31, 2001 and 2000, were $0.12 per share, respectively. Dividends paid on common stock during the first three months of 2001 and 2000 were $48 million and $55 million, respectively. On January 18, 2001, the Board of Directors declared a regular quarterly common stock dividend of $0.12 per share upon its outstanding shares of common stock, $0.01 par value, payable April 2, 2001, to shareholders of record on March 12, 2001. On April 19, 2001, the Board of Directors declared a regular quarterly common stock dividend of $0.12 per share upon its outstanding shares of common stock, $0.01 par value, payable July 2, 2001 to shareholders of record on June 11, 2001.

Other Matters
-------------

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

Labor

Labor unions represent approximately 88 percent of BNSF Railway's employees under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers' Conference Committee (NCCC), BNSF's multi-employer collective bargaining representative, reached a tentative agreement with the Brotherhood of Maintenance of Way Employees (BMWE) in first quarter of 2001 resolving wage, work rule and benefit issues through 2004. This agreement is subject to BMWE membership ratification, a process which should be complete by the end of second quarter 2001. BMWE represents BNSF's track, bridge and building maintenance employees, or about one-fourth of BNSF's unionized workforce. During the third quarter of 2000, the NCCC reached a tentative agreement with the United Transportation Union (UTU) covering wage and work rule issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen (approximately one third of BNSF's unionized workforce). This agreement is also subject to ratification by the UTU's membership. Health and welfare benefit issues were not resolved by this agreement, and will remain the subject of continuing negotiations.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both within the United States and globally, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, changes in fuel prices, and changes in labor costs and labor difficulties including stoppages; legal and regulatory factors: developments and changes in laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition and commodity concentrations, the Company's ability to achieve its operational and financial initiatives, as well as natural events such as severe weather, floods and earthquakes. The factors noted, individually or in combination could, among other things, limit demand and pricing, affect costs and the feasibility of certain operations, or affect traffic and pricing levels.

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments which inherently have some degree of market risk. The qualitative and quantitative information presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended, describes significant aspects of BNSF's financial instrument programs which have material market risk. Presented below is updated quantitative information for those programs that have changed significantly from the information reported in BNSF's Form 10-K for the year ended December 31, 2000, as amended.

COMMODITY PRICE SENSITIVITY

As discussed in Note 2 to the Company's consolidated financial statements, BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of March 31, 2001. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

                                                     March 31, 2001
                                          -----------------------------------
                                          Maturity Date
                                          -------------              Fair
                                           2001    2002    Total   Value (1)
                                          -----   -----    -----   ---------
Diesel Fuel Swaps:
    Gallons (in millions)                   208     101      309        $ 56
    Weighted average price per gallon     $0.49   $0.50    $0.50           -


(1) Represents gains (in millions) in Accumulated Other Comprehensive Income based on the price of Gulf Coast #2 heating oil.

INTEREST RATE SWAPS

From time to time, BNSF enters into various interest rate-hedging transactions for purposes of managing exposure to fluctuations in interest rates. As discussed in Notes 2 and 5 in the Company's consolidated financial statements, on April 17, 2001, BNSF entered into an interest rate swap to fix the LIBOR component of $100 million of commercial paper at 4.59 percent. The effective date of the swap is April 19, 2001, and it will expire on April 19, 2002.

           BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                          PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the April 18, 2001, annual meeting of shareholders, the Company's shareholders elected 12 directors, each for a one-year term, voted on a Company proposal to approve its 1999 Stock Incentive Plan, as amended, and voted on one shareholder proposal.

     Election of Twelve Directors
     ----------------------------

     The shareholders elected the Company's 12 nominees to the 12 director positions by the vote shown below:

     Nominees                     Votes For        Withheld
     --------                     ---------        --------

     John J. Burns, Jr.         341,742,530       5,924,118
     Robert D. Krebs            340,987,397       6,679,251
     Bill M. Lindig             341,775,057       5,891,591
     Vilma S. Martinez          341,762,895       5,903,753
     Roy S. Roberts             341,738,249       5,928,399
     Matthew K. Rose            341,672,242       5,994,406
     Marc J. Shapiro            341,818,646       5,848,002
     Arnold R. Weber            291,658,048      56,008,600
     Robert H. West             341,774,815       5,891,833
     J. Steven Whisler          341,805,488       5,861,160
     Edward E. Whitacre, Jr.    338,742,523       8,924,125
     Michael B. Yanney          341,714,898       5,951,750


     Approval of 1999 Stock Incentive Plan, as amended
     -------------------------------------------------

     The shareholders approved the Burlington Northern Santa Fe 1999 Stock Incentive Plan, as amended, by the following vote:

     For                        252,343,462
     Against                     92,738,504
     Abstentions                  2,584,682
     Broker Non-Votes                 --


     Shareholder Proposal
     --------------------

     The shareholders approved a shareholder proposal that urged the Company's Board of Directors to solicit shareholder approval for any "shareholder rights" plan adopted by the Board, by the following vote:

     For                        209,318,718
     Against                     94,397,636
     Abstentions                  4,304,221
     Broker Non-Votes            39,646,073

Item 5.   Exhibits and Reports on Form 8-K

     A.   Exhibits

          See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.


     B.   Reports on Form 8-K

          The Company filed a Current Report on Form 8-K (Date of earliest event reported: April 24, 2001) which referenced under Item 5, Other Events, and included as an exhibit the Company's first-quarter 2001 earnings press release.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BURLINGTON NORTHERN SANTA FE CORPORATION
                                        (Registrant)



Dated:  May 7, 2001                     By: /s/  Dennis R. Johnson
                                            ------------------------------------
                                            Dennis R. Johnson
                                            Vice President and Controller
                                            (On behalf of the Registrant and
                                            as principal accounting officer)

                   BURLINGTON NORTHERN SANTA FE CORPORATION

                                 Exhibit Index

 3.1      Burlington Northern Santa Fe Corporation By-Laws as amended April 19,
          2001.

10.1* Burlington Northern Santa Fe Corporation 1999 Stock Incentive Plan, as amended. Incorporated by reference to Appendix I to Burlington Northern Santa Fe Corporation's Proxy Statement dated March 13, 2001.

12.1      Computation of Ratio of Earnings to Fixed Charges.





*Management contract or compensatory plan or arrangement.