Form 10-Q
period 2001-06-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2001-08-03
CIK 934612

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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


                                (817) 333-2000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares
     Class                                     Outstanding at July 20, 2001
     -----                                     ----------------------------

Common stock, $.01 par value                        391,140,599 shares

                         PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                 (Dollars In Millions, Except Per Share Data)
                                  (Unaudited)

                                                       Three Months Ended       Six Months Ended
                                                            June 30,                June 30,
                                                      ---------------------    -------------------
                                                        2001         2000        2001       2000
                                                      --------     --------    --------    -------
Revenues                                              $  2,271     $  2,261    $  4,564    $ 4,525
                                                      --------     --------    --------    -------
Operating expenses:
  Compensation and benefits                                694          677       1,423      1,375
  Purchased services                                       274          250         536        508
  Depreciation and amortization                            230          223         458        445
  Equipment rents                                          190          176         377        355
  Fuel                                                     246          219         503        430
  Materials and other                                      209          233         420        419
                                                      --------     --------    --------    -------
    Total operating expenses                             1,843        1,778       3,717      3,532
                                                      --------     --------    --------    -------

Operating income                                           428          483         847        993
Interest expense                                           115          115         235        219
Other income (expense), net                                 (5)          (8)        (78)       (23)
                                                      --------     --------    --------    -------

Income before income taxes and extraordinary charge        308          360         534        751
Income tax expense                                         113          137         199        285
                                                      --------     --------    --------    -------

Income before extraordinary charge                    $    195     $    223    $    335    $   466
Extraordinary charge, net                                    -            -          (6)         -
                                                      --------     --------    --------    -------

Net income                                            $    195     $    223    $    329    $   466
                                                      ========     ========    ========    =======
Earnings per share (see note 10):
     Basic earnings per share
        (before extraordinary charge)                 $   0.50     $   0.53    $   0.86    $  1.08
     Basic earnings per share
        (after extraordinary charge)                  $   0.50     $   0.53    $   0.85    $  1.08

     Diluted earnings per share
        (before extraordinary charge)                 $   0.50     $   0.53    $   0.85    $  1.08
     Diluted earnings per share
        (after extraordinary charge)                  $   0.50     $   0.53    $   0.84    $  1.08

Average shares (in millions):
  Basic                                                  389.0        417.1       389.2      430.7
  Dilutive effect of stock awards                          4.8          1.3         4.7        1.3
                                                      --------     --------    --------    -------
  Diluted                                                393.8        418.4       393.9      432.0
                                                      ========     ========    ========    =======

Dividends declared per share                          $   0.12     $   0.12    $   0.24    $  0.24

See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                  (Shares in thousands. Dollars in millions.)
                                  (Unaudited)



                                                                          June 30,      December 31,
ASSETS                                                                      2001            2000
                                                                          --------      ------------
Current assets:
  Cash and cash equivalents                                               $     26      $         11
  Accounts receivable, net                                                     262               314
  Materials and supplies                                                       214               220
  Current portion of deferred income taxes                                     296               299
  Other current assets                                                          93               132
                                                                          --------      ------------
    Total current assets                                                       891               976

Property and equipment, net                                                 22,590            22,369
Other assets                                                                 1,021             1,030
                                                                          --------      ------------
      Total assets                                                        $ 24,502      $     24,375
                                                                          ========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities                          $  1,851      $      1,954
  Long-term debt due within one year                                           236               232
                                                                          --------      ------------
      Total current liabilities                                              2,087             2,186

Long-term debt and commercial paper                                          6,516             6,614
Deferred income taxes                                                        6,547             6,422
Casualty and environmental liabilities                                         422               430
Employee merger and separation costs                                           233               262
Other liabilities                                                              982               981
                                                                          --------      ------------
      Total liabilities                                                     16,787            16,895
                                                                          --------      ------------

Commitments and contingencies (see notes 2, 5, and 7)

Stockholders' equity:
  Common stock, $.01 par value, 600,000 shares authorized;
    491,916 shares and 486,637 shares issued, respectively                       5                 5
  Additional paid-in capital                                                 5,570             5,428
  Retained earnings                                                          4,739             4,505
  Treasury stock, at cost, 100,791 shares and 95,045 shares,
   respectively                                                             (2,581)           (2,413)
  Unearned compensation                                                        (42)              (35)
  Accumulated other comprehensive income (deficit)                              24               (10)
                                                                          --------      ------------
      Total stockholders' equity                                             7,715             7,480
                                                                          --------      ------------
      Total liabilities and stockholders' equity                          $ 24,502      $     24,375
                                                                          ========      ============


See accompanying notes to consolidated financial statements.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                    ----------------------
                                                                                      2001          2000
                                                                                    --------      --------
Operating Activities:
  Net income                                                                        $    329      $    466
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                      458           445
      Deferred income taxes                                                              107           121
      Extraordinary charge                                                                 9             -
      Employee merger and separation costs paid                                          (27)          (32)
      Other, net                                                                          50            48
  Changes in current assets and liabilities:
      Accounts receivable, net                                                            52            72
      Materials and supplies                                                               6            51
      Other current assets                                                                39           (30)
      Accounts payable and other current liabilities                                     (92)          (87)
                                                                                    --------      --------
Net cash provided by operating activities                                                931         1,054
                                                                                    --------      --------
Investing Activities:
  Capital expenditures                                                                  (637)         (636)
  Other, net                                                                             (16)         (108)
                                                                                    --------      --------
Net cash used for investing activities                                                  (653)         (744)
                                                                                    --------      --------

Financing Activities:
  Net increase (decrease) in commercial paper and bank borrowings                       (326)          532
  Proceeds from issuance of long-term debt                                               400           550
  Payments on long-term debt                                                            (168)         (198)
  Dividends paid                                                                         (96)         (108)
  Proceeds from stock options exercised                                                  101             3
  Purchase of BNSF common stock                                                         (157)       (1,103)
  Other, net                                                                             (17)           18
                                                                                    --------      --------
Net cash used for financing activities                                                  (263)         (306)
                                                                                    --------      --------

Increase in cash and cash equivalents                                                     15             4
Cash and cash equivalents:
  Beginning of period                                                                     11            22
                                                                                    --------      --------
  End of period                                                                     $     26      $     26
                                                                                    ========      ========

Supplemental cash flow information:
  Interest paid, net of amounts capitalized                                         $    239      $    211
  Income taxes paid, net of refunds                                                       28           203


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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of June 30, 2001 and the consolidated results of operations for the three and six month periods ended June 30, 2001 and 2000 have been included. During the first quarter of 2001, BNSF recorded $64 million pretax non-recurring losses related to non-rail investments in Other Income (Expense), net. In addition, during the second quarter of 2000, BNSF recorded expense of $42 million pretax, primarily related to employee related severance, medical and other benefit costs and the loss of previously earned state tax incentives.

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

FUEL

Fuel costs represented 14 percent and 12 percent of total operating expenses during the first six months of 2001 and 2000, respectively, reflecting significantly higher than historical fuel prices, which have continued to date. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on annualized fuel consumption during the first six months of 2001 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that qualify and are accounted for as cash flow hedges. As of June 30, 2001, BNSF had entered into derivatives for approximately 240 million gallons of diesel fuel at an average price of approximately 50 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel. Currently, BNSF's fuel-hedging program covers approximately 24 percent of estimated fuel purchases for the remainder of 2001 and 8 percent for 2002. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

As a result of adopting SFAS No. 133, the Company recorded a cumulative transition benefit of $56 million, net of tax, to Accumulated Other Comprehensive Income related to deferred gains on fuel hedge transactions as of January 1, 2001. For the three-month period ended June 30, 2001, the Company recognized a loss of $600 thousand related to the ineffective portion of derivatives in fuel expense. For the six-month period ended June 30, 2001, the Company recognized income of approximately $400 thousand related to the ineffective portion of derivatives in fuel expense. At June 30, 2001, Accumulated Other Comprehensive Income includes a pretax gain of $53 million of which $35 million relates to derivative transactions that will expire in 2001. Receivables of $17 million and $50 million at June 30, 2001 and December 31, 2000, respectively, are recorded in the Company's balance sheet as part of the Other Current Assets and represent amounts due on settled fuel-hedging contracts.

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

The cumulative transition benefit of adopting SFAS No. 133 as of January 1, 2001 included $2 million, net of tax, related to deferred gains on closed-out derivatives which were used to lock the treasury rate on anticipated borrowings. The deferred gains in Accumulated Other Comprehensive Income are being amortized to interest expense over the life of the related debt.

As discussed in Note 5, in April 2001, BNSF entered into an interest rate swap to fix the LIBOR component of $100 million of commercial paper at 4.59 percent. This swap qualifies and is accounted for as a cash flow hedge under SFAS No.
133. The effective date of the swap was April 19, 2001, and it will expire on April 19, 2002.

At June 30, 2001, Accumulated Other Comprehensive Income includes a pre-tax loss of $500 thousand related to the April 2001 swap. At June 30, 2001, BNSF had no other outstanding interest rate derivatives. BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

3.   Comprehensive income

BNSF's comprehensive income, net of tax, was $193 million and $363 million for the three and six months ended June 30, 2001, respectively, compared with $223 million and $466 million, for the three and six months ended June 30, 2000, respectively. BNSF's comprehensive income includes net income and adjustments to the minimum pension liability, as well as changes related to derivatives which qualify for cash flow hedge accounting.

The change in Accumulated Other Comprehensive Income (Deficit), net of tax, is presented in the following table:


                                                                   Three Months           Six Months
                                                                       Ended                Ended
                                                                      June 30,             June 30,
                                                                   2001    2000          2001    2000
                                                                  --------------        --------------
                                                                   (in millions)         (in millions)
Balance at beginning of period                                     $ 26    $(7)          $(10)   $(7)
  Cumulative effect of adoption of SFAS No. 133, net.......           -      -             58      -
  Gain on derivative instruments, included in net income...         (11)     -            (23)     -
  Change in fair value of derivative instruments...........           9      -             (1)     -
                                                                  --------------        --------------
Balance at end of period                                           $ 24    $(7)          $ 24    $(7)
                                                                  ==============        ==============

4.   Accounts receivable, net

In the first quarter of 2001, BNSF Railway, through a special purpose subsidiary, increased capacity to sell variable rate certificates that mature in 2002 and evidence undivided interests in an accounts receivable master trust. The amount of variable rate certificates which can be sold under the accounts receivable sales agreement increased by $100 million to $700 million. At June 30, 2001, $625 million of certificates were outstanding compared to $600 million at December 31, 2000, which provided $25 million of cash for the first six months of 2001. The master trust's assets include an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable which are used to support the certificates.

5.   Debt

In May 2001, the Company increased the amount of debt securities under its shelf registration, enabling it to issue debt securities in one or more series at an aggregate-offering price not to exceed $1 billion, and issued $400 million of
6.75 percent notes due July 15, 2011. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper. Subsequent to this debt issuance, the Company has $600 million of capacity under the May 2001 shelf registration statement.

In March 2001, $100 million of 33-year re-marketable bonds issued in 1998 were called by the holder of the call option. BNSF subsequently purchased the option from the holder and retired the bonds, and incurred an extraordinary loss of $6 million, net of tax, due to early retirement.

In March 2001, BNSF issued a $12 million, 5.96 percent note due April 2004.

BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. At June 30, 2001, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $1.75 billion. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF's senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The Company generally classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities. The commitments of the lenders under the short-term agreement, which were renewed and extended for another year effective June 20, 2001, are scheduled to expire in June 2002, and the Company has the ability to have any amounts then outstanding mature as late as June 2003. The commitments of the lenders under the long-term agreement are scheduled to expire in June 2005.

In April 2001, BNSF entered into an interest rate swap to fix the LIBOR component of $100 million of commercial paper at 4.59 percent. The effective date of the swap is April 19, 2001, and it will expire on April 19, 2002.

The maturity value of commercial paper outstanding as of June 30, 2001 was $317 million, reducing the total capacity available under the revolving credit agreements to $1,433 million. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at June 30, 2001, the Company was in compliance.

6.   Employee merger and separation costs

Current and long-term employee merger and separation liabilities totaling $279 million are included in the consolidated balance sheet at June 30, 2001, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain salaried employee severance costs. During the first six months of 2001, the Company made employee merger and separation payments of $27 million and reduced its liability by $4 million to reflect a change in estimates.

During the second quarter of 2000, the Company incurred $22 million of costs for severance, medical and other benefit costs for approximately 150 involuntarily terminated employees, primarily material handlers in mechanical shops and trainmen on reserve boards, as part of the Company's ongoing initiatives to reduce operating expense by improving its efficiency. The initiative eliminated approximately 200 positions, including reductions through the elimination of contract services. The majority of these severed employees have elected to receive payments over the next several years, rather than lump-sum payments.

Liabilities related to the consolidation of clerical functions are paid to affected employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employees' separation or retirement. Liabilities principally related to certain remaining salaried employee severances will be paid in the form of a lump sum payment or over the next several years based on deferral elections made by affected employees. At June 30, 2001, $46 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 389 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $44 million during the first six months of 2001 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has recorded liabilities for remediation and restoration of all known sites of approximately $208 million at June 30, 2001. BNSF anticipates that the majority of the accrued costs at June 30, 2001 will be paid over the next five years. No individual site is considered to be material.

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

8.   Common stock repurchase program

During the second quarter of 2001, BNSF repurchased 3.1 million shares of its common stock at an average price of $29.54 per share under the Company's share repurchase program amounting to a total cost of $92 million. Total repurchases under BNSF's 120 million share-repurchase program were 97 million shares through June 30, 2001 at an average price of $25.69 per share for a total cost of $2.5 billion since the program was announced in July 1997.

9.   Income taxes

During the first six months of 2001, the effective tax rate decreased primarily due to permanent adjustments and lower pretax income.

10.  Earnings per share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method. For the six months ended June 30, 2001, basic and dilutive shares were 389.2 million and 393.9 million, respectively.

Certain potential common shares outstanding were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 8.5 million and 8.6 million for the three and six months ended June 30, 2001, respectively, and 35.6 million and 35.1 million for the three and six months ended June 30, 2000, respectively.

For the six months ended June 30, 2001, the Company recognized an extraordinary charge, net of tax, of $6 million related to the early extinguishment of debt. The effect of this charge on basic and diluted earnings per share was $.02.

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

Results of Operations
---------------------

Three months ended June 30, 2001 compared with three months ended June 30, 2000

BNSF recorded net income for the second quarter of 2001 of $195 million, or $0.50 per share, compared with second quarter 2000 net income of $223 million, or $0.53 per share. The decrease in net income is due to a decrease in operating income of $55 million primarily a result of higher fuel costs, flooding in the upper Midwest impacting revenues and expenses, higher wages and increased health and welfare costs. In addition, the second quarter of 2000 included $42 million pretax of non-recurring charges due to employee related severance, medical and other benefit costs and the loss of previously earned state tax incentives.

Revenues

The following table presents BNSF's revenue information by commodity for the three months ended June 30, 2001 and 2000 and includes certain reclassifications of prior year information to conform to current year presentation:

                                                                           Average Revenue
                                       Revenues           Cars/Units        Per Car/Unit
                                   ----------------    --------------     ----------------
                                    2001      2000      2001     2000      2001      2000
                                   ------    ------    -----    -----     ------    ------
                                     (In Millions)     (In Thousands)
Consumer                           $  844    $  853      932      966     $  906    $  883
Industrial                            587       594      402      409      1,460     1,452
Coal                                  532       525      527      487      1,009     1,078
Agricultural Commodities              278       265      155      150      1,794     1,767
                                   ------    ------    -----    -----     ------    ------
Total Freight Revenues              2,241     2,237    2,016    2,012     $1,112    $1,112
                                                       =====    =====     ======    ======
Other Revenues                         30        24
                                   ------    ------
Total Operating Revenues           $2,271    $2,261
                                   ======    ======

Total revenues of $2,271 million for second quarter of 2001 were $10 million higher than revenues of $2,261 million for the second quarter of 2000. The increase primarily reflects increases in coal and agricultural commodities, offset by lower consumer and industrial revenues.

Consumer revenues of $844 million for the second quarter of 2001 were $9 million, or 1 percent, lower than the second quarter of 2000 due to decreases in the direct sector as a result of decreased loadings with UPS, Roadway, and Yellow Freight and decreases in the automotive sector as a result of sluggish industry-wide sales. However, lower revenues in automotive and domestic intermodal shipments were partially offset by double-digit growth in the intermodal truckload business with NUMMI and J.B. Hunt, dry boxcar business due to strong beverage shipments, and a slight increase in international revenues.

Industrial revenues of $587 million for the second quarter of 2001 were $7 million, or 1 percent, lower than the second quarter of 2000 despite the increased revenue per unit reflecting increased length of haul and selected price increases. Revenues for the second quarter of 2001 fell due to continued production cutbacks affecting the chemicals, forest products and metals sectors, partially offset by increases in the minerals sector along with increases in selected commodity groups, including, petroleum, lumber, steel and taconite.

Coal revenues of $532 million for the second quarter of 2001 increased $7 million, or 1 percent, on an 8 percent higher volume as a result of increased demand for electricity, tight eastern coal supplies and high natural gas prices. This was partially offset by lower revenue per car/unit on certain contract renewals and decreased length of haul.

Agricultural products revenues of $278 million for the second quarter of 2001 were $13 million, or 5 percent, higher than revenues for the second quarter of 2000, primarily due to an increased demand for corn, milo and oil seed/meal, partially offset by a decline in wheat exports. Average revenue per car/unit increased 2 percent to $1,794 from $1,767 for the second quarter of 2000 due to increased length of haul.

Expenses

Total operating expenses for the second quarter of 2001 were $1,843 million, an increase of $65 million, or 4 percent, over the second quarter of 2000, reflecting an increase of $27 million in fuel expense as the average cost of diesel fuel per gallon increased approximately 7 cents. Expenses other than fuel were higher primarily due to flooding conditions in the upper Midwest, higher wages and increased health and welfare costs.

Compensation and benefits expenses of $694 million were $17 million, or 3 percent, higher than the second quarter of 2000 primarily due to wage rate increases and higher benefit rates. These expenses were partially offset by lower incentive compensation expense.

Purchased services of $274 million for the second quarter of 2001 were $24 million, or 10 percent, higher than the second quarter of 2000 principally due to higher ramping expenses incurred as a result of new services added which improve efficiency and safety at the intermodal ramp facilities and increased drayage and other expenses as a result of flooding in the upper Midwest. In addition, there were other increases in costs for computer maintenance resulting from an increase in software purchases, and haulage expense as compared with the second quarter of 2000.

Depreciation and amortization expenses of $230 million for the second quarter of 2001 were $7 million, or 3 percent, higher than the second quarter of 2000, primarily due to a higher capital base.

Equipment rents expenses for the second quarter of 2000 of $190 million were $14 million, or 8 percent, higher than the second quarter of 2000 as a result of increased rental expense due to more railcars and locomotives under lease.

Fuel expenses of $246 million for the second quarter of 2001 were $27 million, or 12 percent, higher than the second quarter of 2000, as a result of a 7-cent, or 10 percent, increase in the average all-in cost per gallon of diesel fuel. Consumption was higher in the second quarter of 2001 at 293 million gallons compared with 286 million gallons in the second quarter of 2000 primarily due to an increase in ton-miles and a decrease of fuel efficiency attributable to train delays and routing caused by flooding in the upper Midwest. The increase in the average all-in cost per gallon of diesel fuel includes a 3-cent increase in the average purchase price as well as a decrease in the hedge benefit of 4 cents per gallon as compared with a 9-cent per gallon hedge benefit in the second quarter of 2000.

Materials and other expenses of $209 million for the second quarter of 2001 were $24 million, or 10 percent, lower than the second quarter of 2000 primarily because of $42 million pretax of second quarter 2000 non-recurring charges for employee-related severance, medical and other benefit costs and a loss of previously earned state tax incentives. This was partially offset by increases in second quarter of 2001 related to higher environmental and casualty expenses and increased costs caused by flooding in the upper Midwest.

Interest expense of $115 million for the second quarter of 2001 was even compared with the second quarter of 2000. The impact of higher average outstanding debt in the second quarter of 2001 was offset by lower interest rates as compared with the same period in 2000.

Income tax expense of $113 million for the second quarter of 2001 was $24 million, or 18 percent, lower than the second quarter of 2000 primarily due to permanent adjustments and lower pretax income.

Six months ended June 30, 2001 compared with six months ended June 30, 2000

BNSF recorded net income for the first six months of 2001 of $329 million, or $0.84 per share, after first quarter extraordinary charge of $6 million, net of tax, related to the early extinguishment of debt obligation, compared to the first six months of 2000 net income of $466 million, or $1.08 per share. The decrease in net income is due to a $146 million decrease in operating income primarily as a result of significantly higher fuel costs and higher compensation and benefit costs principally due to wage rate increases and higher health and welfare costs. Additionally, the first quarter of 2001 was impacted by more severe winter weather conditions, non-recurring losses of $40 million, net of tax, related to non-rail investments and the second quarter of 2001 was impacted by flooding in the upper Midwest. In addition, the second quarter of 2000 included $42 million pretax of non-recurring charges due to employee related severance, medical and other benefit costs and the loss of previously earned state tax incentives.

Revenues

The following table presents BNSF's revenue information by commodity for the six months ended June 30, 2001 and 2000 and includes certain reclassifications of prior year information to conform to current year presentation:

                                                                             Average Revenue
                                       Revenues           Cars/Units          Per Car/Unit
                                   ----------------    ----------------     ----------------
                                    2001      2000      2001      2000       2001      2000
                                   ------    ------    ------    ------     ------    ------
                                     (In Millions)      (In Thousands)
Consumer                           $1,651    $1,654     1,832     1,869     $  901    $  885
Industrial                          1,156     1,181       781       812      1,480     1,454
Coal                                1,058     1,054     1,043       994      1,014     1,060
Agricultural Commodities              639       590       346       325      1,847     1,815
                                   ------    ------    ------    ------     ------    ------
Total Freight Revenues              4,504     4,479     4,002     4,000     $1,125    $1,120
                                                       ======    ======     ======    ======
Other Revenues                         60        46
                                   ------    ------
Total Operating Revenues           $4,564    $4,525
                                   ======    ======

Total revenues of $4,564 million for the first six months of 2001 were $39 million higher than revenues of $4,525 million for the first six months of 2000. The increase primarily reflects increases in the coal and agricultural commodities sectors, partially offset by lower consumer and industrial revenues. Average revenue per car/unit increased slightly to $1,125 from $1,120 for the first six months of 2000.

Consumer revenues of $1,651 million for the first six months of 2001 were $3 million lower than the first six months of 2000 as a result of decreased loadings with UPS, Roadway, and Yellow Freight. The loss in late 2000 of some automotive contract business as well as decreases in the automotive sector as a result of sluggish industry-wide sales affected automotive revenues. Additionally, the recent loss in 2001 of some automotive contract business is expected to affect future automotive revenues. However, lower revenues in automotive and domestic intermodal shipments were partially offset by significant growth in intermodal truckload business with NUMMI and J.B. Hunt, increased international revenues, and dry boxcar business due to strong beverage shipments.

Industrial revenues of $1,156 million for the first six months of 2001 were $25 million, or 2 percent, lower than the first six months of 2000, despite the increased revenue per unit reflecting increased length of haul and selected price increases. Revenues for the first six months of 2001 fell due to continued production cutbacks affecting the chemicals, forest products and metals sectors, partially offset by increases in the minerals and machinery sectors resulting from government shipments of machinery and increased demand for clay and sand in the drilling industry as a result of high import oil prices.

Coal revenues of $1,058 million for the first six months of 2001 increased $4 million as a result of increased demand for electricity, tight eastern coal supplies and high natural gas prices. This was partially offset by lower revenue per car/unit on certain contract renewals.

Agricultural products revenues of $639 million for the first six months of 2001 were $49 million, or 8 percent, higher than revenues for the first six months of 2000, primarily due to an increased demand in all sectors. Average revenue per car/unit increased 2 percent to $1,847 from $1,815 for the first six months of 2000 due to increased in length of haul.

Expenses

Total operating expenses for the first six months of 2001 were $3,717 million, an increase of $185 million, or 5 percent, over the first six months of 2000, primarily due to an increase of $73 million in fuel expense over the first six months of 2000 as the average cost of diesel fuel per gallon increased approximately 11 cents. Expenses other than fuel were higher primarily due to flooding in the upper Midwest, more severe winter weather conditions, higher wages and increased health and welfare costs.

Compensation and benefits expenses of $1,423 million were $48 million, or 4 percent, higher than the first six months of 2000 primarily due to wage rate increases and higher benefit rates. In addition, significant increases in scheduled wages were due to more severe winter weather conditions resulting in higher maintenance and additional crews. These increases were partially offset by lower employment levels and lower incentive compensation expense.

Purchased services of $536 million for the first six months of 2001 were $28 million, or 6 percent, higher than the first six months of 2000 primarily due to higher ramping expenses incurred as a result of new services added which improve efficiency and safety at the intermodal ramp facilities, increased drayage and other expenses as a result of flooding in the upper Midwest, higher equipment maintenance due to more locomotives under contract, and increased haulage expense.

Depreciation and amortization expenses of $458 million for the first six months of 2001 were $13 million, or 3 percent, higher than the second quarter of 2000, primarily due to a higher capital base.

Equipment rents expenses for the first six months of 2001 of $377 million were $22 million, or 6 percent, higher than the first six months of 2000 as a result of increased rental expense due to more railcars and locomotives under lease.

Fuel expenses of $503 million for the first six months of 2001 were $73 million, or 17 percent, higher than the first six months of 2000, as a result of a 11-cent, or 15 percent, increase in the average all-in cost per gallon of diesel fuel. Consumption was higher in the first six months of 2001 at 590 million gallons compared with 578 million gallons in the first six months of 2000 due to an increase in ton-miles. This was partially offset by gross ton-miles per gallon which increased to 751 from 745 compared with the first six months of 2000, principally due to a shift in commodity mix. This was attributable to more fuel efficient commodity mix and newer locomotive fleet. The increase in the average all-in cost per gallon of diesel fuel includes a 7-cent increase in the average purchase price as well as a decrease in the hedge benefit of 4 cents per gallon as compared with a 10-cent hedge benefit for the first six months of 2000.

Materials and other expenses of $420 million for the first six months of 2001 were $1 million higher than the first six months of 2000 principally reflecting increased utilities as a result of higher rates and increased consumption due to more severe winter weather conditions, lower income from easements, increased locomotive servicing and freight car repair due to more severe winter weather conditions, increased costs caused by flooding in the upper Midwest and higher environmental and casualty expenses. Offsetting these increases were $42 million pretax of non-recurring charges in the first six months of 2000 due to employee related severance, medical and other benefit costs and the loss of previously earned state tax incentives.

Interest expense of $235 million for the first six months of 2001 was $16 million, or 7 percent, higher than in the first six months of 2000, reflecting higher debt levels, primarily resulting from the Company's share repurchase program and higher interest rates. Total debt increased to $6,752 million at June 30, 2001 from $6,696 million at June 30, 2000.

Other income (expense), net was $55 million higher than in the first six months of 2000 primarily due to $64 million pretax of non-recurring losses related to non-rail investments, principally: FreightWise, an Internet transportation exchange; Pathnet, a telecommunications venture; and a portfolio of other non-core real-estate investments.

Income tax expense of $199 million for the first six months of 2001 was $86 million, or 30 percent, lower than the first six months of 2000 primarily due to lower pretax income and permanent adjustments.

Capital Resources and Liquidity
-------------------------------

Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, or leasing of assets.

OPERATING ACTIVITIES

Net cash provided by operating activities was $931 million for the six months ended June 30, 2001, compared with $1,054 million for the six months ended June 30, 2000. The decrease in cash from operations was primarily due to a decrease in net income and the receipt of a $43 million special, non-recurring dividend from the Company's equity investment in TTX Company in the first quarter 2000.

In the first quarter of 2001, BNSF Railway, through a special purpose subsidiary, increased capacity to sell variable rate certificates that evidence undivided interests in an accounts receivable master trust that matures in 2002. The amount of variable rate certificates, which can be sold under the accounts receivable sales agreement, increased by $100 million to $700 million. At June 30, 2001, $625 million of certificates were outstanding compared to $600 million at December 31, 2000, which provided $25 million of cash for the first six months of 2001. The master trust's assets included an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable which are used to support the certificates.

INVESTING ACTIVITIES

Net cash used for investing activities was $653 million for the six months ended June 30, 2001, compared with $744 million for the six months ended June 30, 2000. The decrease in cash used primarily reflects the temporary acquisition of equipment in 2000, which the company ultimately sold and leased back through operating leases. The cash used for the six months ended June 30, 2001, reflected $637 million of capital expenditures, as discussed below, and $16 million of other investing activities that primarily reflects retired track structure removal costs and participation in joint investment projects, and advances for future investment transactions.

A breakdown of cash capital expenditures for the six months ended June 30, 2001 and 2000, is set forth in the following table (in millions):


Six Months Ended June 30,                               2001         2000
------------------------------------------------      --------     --------
Maintenance of Way..............................      $    432     $    435
Mechanical......................................            70           90
Information Services............................            31           27
Other...........................................            27           54
                                                      --------     --------
Total Maintenance of Business...................      $    560     $    606
Terminal and Line Expansion.....................            61           26
Other Projects..................................            16            4
                                                      --------     --------
Total...........................................      $    637     $    636
                                                      ========     ========


Through June 30, 2001, BNSF has acquired 65 of the 100 locomotives it has committed to acquire in 2001 through operating leases. The locomotives will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used will depend upon the current market conditions and other factors.

FINANCING ACTIVITIES

Net cash used for financing activities during the first six months of 2001 was $263 million, primarily related to common stock repurchases of $157 million, dividend payments of $96 million and a net reduction in borrowings of $94 million, partially offset by proceeds of $101 million primarily due to the exercise of 4.6 million stock options.

During the first six months of 2001, BNSF repurchased 5.4 million shares of its common stock at an average price of $29.26 per share under the Company's share repurchase program amounting to a total cost of $157 million.

In May 2001, the Company increased the amount of debt securities under its shelf registration, enabling it to issue debt securities in one or more series at an aggregate-offering price not to exceed $1 billion, and issued $400 million of
6.75 percent notes due July 15, 2011. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper. Subsequent to this debt issuance, the Company has $600 million of capacity under the May 2001 shelf registration statement.

In March 2001, $100 million of 33-year remarketable bonds issued in 1998 were called by the holder of the call option. BNSF subsequently purchased the option from the holder and retired the bonds, and incurred an extraordinary loss of $6 million, net of tax, due to early retirement.

In March 2001, BNSF issued a $12 million, 5.96 percent note due April 2004.

BNSF's ratio of total debt to total capital was 46.7 percent at June 30, 2001 compared to 47.8 percent at December 31, 2000.

CREDIT AGREEMENTS

BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. At June 30, 2001, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $1.75 billion. The commitments of the lenders under the short-term agreement, which were renewed and extended for another year effective on June 20, 2001, allow borrowings of up to $1.0 billion. The commitments under the short-term agreement are scheduled to expire in June 2002, and the Company has the ability to have any amounts then outstanding mature as late as June 2003. The remaining $750 million of commitments of the lenders are scheduled to expire in June 2005. Annual facility fees for the short-term and long-term facilities are currently
0.1 percent and 0.125 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF's senior unsecured debt ratings,
(ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The Company generally classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities.

The maturity value of commercial paper outstanding as of June 30, 2001, was $317 million, reducing the total capacity available under the revolving credit agreements to $1,433 million. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at June 30, 2001, the Company was in compliance.

DIVIDENDS

Common stock dividends declared for the six months ended June 30, 2001 and 2000, were 24 cents per share, respectively. Dividends paid on common stock during the six months of 2001 and 2000 were $96 million and $108 million, respectively. On April 19, 2001, the Board of Directors declared a regular quarterly common stock dividend of 12 cents per share upon its outstanding shares of common stock, $0.01 par value, which was paid on July 2, 2001 to shareholders of record on June 11, 2001. On July 19, 2001, the Board of Directors declared a regular quarterly common stock dividend of 12 cents per share upon its outstanding shares of common stock, $0.01 par value, payable October 1, 2001 to shareholders of record on September 10, 2001.

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

Labor

Labor unions represent approximately 88 percent of BNSF Railway's employees under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers' Conference Committee (NCCC), BNSF's multi-employer collective bargaining representative, has reached a final agreement with the Brotherhood of Maintenance of Way Employees (BMWE) resolving wage, work rule and benefit issues through 2004 which was implemented July 2001. BMWE represents BNSF's track, bridge and building maintenance employees, or about one-fourth of BNSF's unionized workforce. In June 2001, the NCCC reached a tentative agreement with the International Brotherhood of Electrical Workers (IBEW) resolving wage and work rule issues through 2004. The agreement leaves health and welfare benefit issues for settlement in separate talks with other railroad unions, and is subject to ratification by IBEW members. The ratification process should be completed in the third quarter of 2001. IBEW represents about five percent of BNSF's unionized workforce. During the third quarter of 2000, the NCCC reached a tentative agreement with the United Transportation Union (UTU) covering wage and work rule issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, approximately one-third of BNSF's unionized workforce. This agreement is also subject to ratification by the UTU's membership. As in the tentative IBEW agreement, health and welfare benefit issues were not resolved with UTU, and remain the subject of continuing negotiations.

Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," which was effective for all business combinations initiated after June 30, 2001 and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, which is effective for fiscal years after December 15, 2001, eliminates the pooling method of accounting for a business combination and requires that all combinations be accounted for using the purchase method. SFAS No. 142 addresses accounting for identifiable intangible assets, eliminates the amortization of goodwill, and provides specific steps for testing the impairment of goodwill. The Company's historical consolidated financial statements will be unaffected by these new standards.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both within the United States and globally, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which the Company is successful in gaining new long-term relationships or retaining existing ones, changes in fuel prices, and changes in labor costs and labor difficulties including stoppages; legal and regulatory factors: developments and changes in laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition and commodity concentrations, the Company's ability to achieve its operational and financial initiatives, as well as natural events such as severe weather, floods and earthquakes. The factors noted, individually or in combination could, among other things, limit demand and pricing, affect costs and the feasibility of certain operations, or affect traffic and pricing levels.

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

COMMODITY PRICE SENSITIVITY

As discussed in Note 2 to the Company's consolidated financial statements, BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of June 30, 2001. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

                                                      June 30, 2001
                                           ----------------------------------
                                           Maturity Date
                                           -------------               Fair
                                            2001    2002     Total   Value(1)
                                           -----   -----     -----   --------
Diesel Fuel Swaps:
  Gallons (in millions).................     139     101       240        $53
  Weighted average price per gallon.....   $0.49   $0.50     $0.50          -


(1) Represents gains (in millions) in Accumulated Other Comprehensive Income based on the price of Gulf Coast #2 heating oil.

INTEREST RATE

From time to time, BNSF enters into various interest rate-hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances. As discussed in Notes 2 and 5 in the Company's consolidated financial statements, in April 2001, BNSF entered into an interest rate swap to fix the LIBOR component of $100 million of commercial paper at 4.59 percent which is reflected in the table below. The effective date of the swap is April 19, 2001, with an expiration date of April 19, 2002. The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional amount and maturity date.


                                                   June 30, 2001
                                           ------------------------------
                                           Maturity Date
                                               2002        Fair Value (1)
                                           -------------   --------------
Variable to fixed swaps (in millions)....      $ 100           $(0.5)
Average pay rate.........................      4.59%
Average receive rate.....................      4.48%


(1)  Represents losses (in millions) in Accumulated Other Comprehensive Income.

           BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                          PART II  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     A.   Exhibits

          See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.   Reports on Form 8-K

          The Company filed a Current Report on Form 8-K (Date of earliest event reported: April 24, 2001) in which it referenced under Item 5, Other Events, and included as an exhibit under Item 7, Financial Statements and Exhibits, its April 24, 2001 press release, and also included under Item 7 its calculation of the ratio of earnings to fixed charges for the first quarter of 2001. The Company filed a Current Report on Form 8-K (Date of earliest event reported: May 24, 2001) in which it referenced under Item 5, Other Events, and included in an exhibit under Item 7, Financial Statements and Exhibits, its press release dated May 24, 2001.

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



Fort Worth, Texas
August 2, 2001

                   BURLINGTON NORTHERN SANTA FE CORPORATION

                                 Exhibit Index


 4.1 Form of Burlington Northern Santa Fe Corporation's 6.75 Percent Note due July 15, 2011

12.1  Computation of Ratio of Earnings to Fixed Charges