Form 10-Q
period 2001-09-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2001-11-06
CIK 934612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No_____
                                       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Shares
            Class                                Outstanding at October 19, 2001
            -----                                -------------------------------

Common stock, $.01 par value                           386,674,903 shares

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

            BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (Dollars In Millions, Except Per Share Data)
                                   (Unaudited)

                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                    September 30,
                                                        ------------------------------    -----------------------------
                                                             2001             2000            2001             2000
                                                        -------------     ------------    ------------     ------------
Revenues                                                $       2,343     $      2,343    $      6,907     $      6,868
                                                        -------------     ------------    ------------     ------------

Operating expenses:
  Compensation and benefits                                       714              674           2,137            2,049
  Purchased services                                              275              263             811              771
  Depreciation and amortization                                   222              225             680              670
  Equipment rents                                                 185              192             562              547
  Fuel                                                            240              231             743              661
  Materials and other                                             205              187             625              606
                                                        -------------     ------------    ------------     ------------
    Total operating expenses                                    1,841            1,772           5,558            5,304
                                                        -------------     ------------    ------------     ------------

Operating income                                                  502              571           1,349            1,564
Interest expense                                                  117              117             352              336
Other income (expense), net                                       (20)             (36)            (98)             (59)
                                                        -------------     ------------    ------------     ------------

Income before income taxes and extraordinary charge               365              418             899            1,169
Income tax expense                                                140              159             339              444
                                                        -------------     ------------    ------------     ------------

Income before extraordinary charge                      $         225     $        259    $        560     $        725
Extraordinary charge, net                                           -                -              (6)               -
                                                        -------------     ------------    ------------     ------------

Net income                                              $         225              259    $        554     $        725
                                                        =============     ============    ============     ============

Earnings per share:
  Basic earnings per share                              $        0.58     $       0.65    $       1.44     $       1.72
     (before extraordinary charge)
  Basic earnings per share                              $        0.58     $       0.65    $       1.43     $       1.72
     (after extraordinary charge)
  Diluted earnings per share                            $        0.58     $       0.64    $       1.43     $       1.72
     (before extraordinary charge)
  Diluted earnings per share                            $        0.58     $       0.64    $       1.41     $       1.72
     (after extraordinary charge)

Average shares (in millions):
  Basic                                                         387.3            401.3           388.5            420.9
  Dilutive effect of stock options                                2.9              1.2             3.5              1.3
                                                        -------------     ------------    ------------     ------------
  Diluted                                                       390.2            402.5           392.0            422.2
                                                        =============     ============    ============     ============

Dividends declared per share                            $        0.12     $       0.12    $       0.36     $       0.36

See accompanying notes to consolidated financial statements.

            BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                   (Shares in thousands. Dollars in millions.)
                                   (Unaudited)

                                                                             September 30,        December 31,
                                                                                 2001                2000
                                                                             -------------     ---------------
ASSETS

Current assets:
  Cash and cash equivalents                                                  $          20     $            11
  Accounts receivable, net                                                             298                 314
  Materials and supplies                                                               207                 220
  Current portion of deferred income taxes                                             314                 299
  Other current assets                                                                 146                 132
                                                                             -------------     ---------------
    Total current assets                                                               985                 976

Property and equipment, net                                                         22,888              22,369
Other assets                                                                           868               1,030
                                                                             -------------     ---------------
     Total assets                                                            $      24,741     $        24,375
                                                                             =============     ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities                             $       1,979     $         1,954
  Long-term debt due within one year                                                   387                 232
                                                                             -------------     ---------------
     Total current liabilities                                                       2,366               2,186

Long-term debt and commercial paper                                                  6,297               6,614
Deferred income taxes                                                                6,660               6,422
Casualty and environmental liabilities                                                 419                 430
Employee merger and separation costs                                                   212                 262
Other liabilities                                                                      997                 981
      Total liabilities                                                      -------------    ----------------
                                                                                    16,951              16,895
                                                                             -------------    ----------------

Commitments and contingencies (see notes 2, 5, 6 and 7)

Stockholders' equity:
  Common stock, $.01 par value, 600,000 shares authorized;
    492,431 shares and 486,637 shares issued, respectively                               5                   5
  Additional paid-in capital                                                         5,574               5,428
  Retained earnings                                                                  4,917               4,505
  Treasury stock, at cost, 104,935 shares and 95,045 shares, respectively           (2,689)             (2,413)
  Unearned compensation                                                                (35)                (35)
  Accumulated other comprehensive income (deficit)                                      18                 (10)
                                                                             -------------     ---------------
      Total stockholders' equity                                                     7,790               7,480
                                                                             -------------     ---------------
      Total liabilities and stockholders' equity                             $      24,741     $        24,375
                                                                             =============     ===============

See accompanying notes to consolidated financial statements.

            BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                               September 30,
                                                                                       -------------------------------

                                                                                            2001             2000
                                                                                       ----------------   ------------

Operating Activities:
  Net income                                                                           $         554      $     725
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                              680            670
      Deferred income taxes                                                                      206            218
      Extraordinary charge                                                                         9              -
      Employee merger and separation costs paid                                                  (38)           (47)
      Other, net                                                                                  75             75
  Changes in current assets and liabilities:

      Accounts receivable, net                                                                    15             43
      Materials and supplies                                                                      13             53
      Other current assets                                                                        25            (41)
      Accounts payable and other current liabilities                                              27             11
                                                                                       ----------------   ------------
Net cash provided by operating activities                                                      1,566          1,707
                                                                                       ----------------   ------------

Investing Activities:
  Capital expenditures                                                                        (1,061)          (990)
  Other, net                                                                                      (4)          (159)
                                                                                       ----------------   ------------
Net cash used for investing activities                                                        (1,065)        (1,149)
                                                                                       ----------------   ------------

Financing Activities:
  Net increase (decrease) in commercial paper and bank borrowings                               (320)           337
  Proceeds from issuance of long-term debt                                                       400            825
  Payments on long-term debt                                                                    (255)          (240)
  Dividends paid                                                                                (143)          (158)
  Proceeds from stock options exercised                                                          106              5
  Purchase of BNSF common stock                                                                 (263)        (1,344)
  Other, net                                                                                     (17)            23
                                                                                       ----------------   ------------
Net cash used for financing activities                                                          (492)          (552)
                                                                                       ----------------   ------------

Increase in cash and cash equivalents                                                              9              6
Cash and cash equivalents:
  Beginning of period                                                                             11             22
                                                                                       ----------------   ------------
  End of period                                                                        $          20      $      28
                                                                                       ================   ============

Supplemental cash flow information:

  Interest paid, net of amounts capitalized                                            $         338      $     317
  Income taxes paid, net of refunds                                                               31            252



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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of September 30, 2001 and the consolidated results of operations for the three- and nine-month periods ended September 30, 2001 and 2000 have been included.

During the first and third quarters of 2001, BNSF recorded $64 million pretax ($40 million, net of tax) and $11 million (pre- and net of tax) losses, respectively, related to non-rail investments in Other Income (Expense), net. Additionally, in the first quarter of 2001, BNSF recorded an extraordinary charge of $9 million pretax ($6 million, net of tax) related to the early extinguishment of a debt obligation. Freight revenues for the third quarter of 2001 include a $32 million settlement related to a transportation contract. In the third quarter of 2000, BNSF recorded expense of $20 million pretax ($13 million, net of tax) related to the termination of the proposed BNSF/CN combination in Other Income (Expense), net. In addition, during the second quarter of 2000, BNSF recorded expense of $42 million pretax ($26 million, net of tax) primarily related to employee-related severance, medical and other benefit costs and the loss of previously earned state tax incentives in Materials and Other.

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

The Company currently uses derivatives to hedge against increases in diesel fuel prices and interest rates. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or to forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income as a separate component of Stockholder's Equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

FUEL

Fuel costs represented 13 percent of total operating expenses for both nine-month periods ending September 30, 2001 and 2000, reflecting significantly higher than historical fuel prices. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the

Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on annualized fuel consumption during the first nine months of 2001 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of September 30, 2001, BNSF had entered into fuel swap agreements for approximately 362 million gallons of diesel fuel at an average price of approximately 56 cents per gallon. Additionally, as of September 30, 2001, BNSF had entered into costless collar agreements effective through 2002 for approximately 50 million gallons of diesel fuel at an average call price of approximately 65 cents per gallon and an average put price of approximately 57 cents per gallon. The above prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel. At September 30, 2001, BNSF's fuel-hedging program covered approximately 50 percent of estimated fuel purchases for the fourth quarter of 2001. Fuel swaps and costless collars cover 22 percent of estimated fuel purchases for 2002. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. BNSF also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

As a result of adopting SFAS No. 133, the Company recorded a cumulative transition benefit of $56 million, net of tax, to Accumulated Other Comprehensive Income related to deferred gains on transactions as of January 1, 2001. Subsequent changes in fair value for the effective portion of derivatives qualifying as hedges are recognized in other comprehensive income (OCI) until the purchase of the related hedged item is recognized in earnings, at which time changes in fair value previously recorded in OCI will be reclassified to earnings and recognized in fuel expense. For the three-month period ended September 30, 2001, the Company recognized a loss of $400 thousand related to the ineffective portion of derivatives in fuel expense. For the nine-month period ended September 30, 2001, the Company did not recognize any gain or loss related to the ineffective portion of derivatives in fuel expense. At September 30, 2001, Accumulated Other Comprehensive Income includes a pretax gain of $44 million of which $38 million relates to derivative transactions that will expire through the third quarter of 2002. Settled fuel hedging contracts in Other Current Assets of $14 million and $50 million at September 30, 2001 and December 31, 2000, respectively, are recorded in the Company's balance sheet.

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

As discussed in Note 5, in April 2001, BNSF entered into an interest rate swap to fix the LIBOR component of $100 million of commercial paper at 4.59 percent. The effective date of the swap was April 19, 2001, and it will expire on April 19, 2002. During September 2001, BNSF entered into three separate interest rate swaps each expiring in March 2003, of $25 million each to fix the LIBOR component of $75 million of commercial paper at an average rate of 3.26 percent. These swaps are accounted for as cash flow hedges under SFAS No. 133.

At September 30, 2001, Accumulated Other Comprehensive Income includes a pre-tax loss of $1 million related to the fair value of the interest rate swaps. At September 30, 2001, BNSF had no other outstanding interest rate derivatives. BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

3. COMPREHENSIVE INCOME

BNSF's comprehensive income, net of tax, was $219 million and $582 million for the three and nine months ended September 30, 2001, respectively, compared with $259 million and $725 million, for the three and nine months ended September 30, 2000, respectively. BNSF's comprehensive income includes net income and adjustments to the minimum pension liability, as well as changes related to derivatives which qualify for cash flow hedge accounting.

The change in Accumulated Other Comprehensive Income (Deficit), net of tax, is presented in the following table:

                                                                            Three Months Ended      Nine Months Ended
                                                                              September 30,           September 30,
                                                                              2001      2000         2001       2000
                                                                           --------- ---------    ---------- ---------
                                                                             (in millions)           (in millions)
Balance at beginning of period                                                 $ 24     $  (7)        $ (10)     $ (7)
       Cumulative effect of adoption of SFAS No. 133, net ...............         -         -            58         -
       Gain on derivative instruments, included in net income ...........        (9)        -           (32)        -
       Change in fair value of derivative instruments ...................         3         -             2         -
                                                                          --------- ---------    ---------- ---------
Balance at end of period                                                       $ 18     $  (7)        $  18      $ (7)
                                                                          ========= =========    ========== =========

4. ACCOUNTS RECEIVABLE, NET

In the first quarter of 2001, BNSF Railway, through a special purpose subsidiary, increased capacity to sell variable rate certificates that mature in 2002 and evidence undivided interests in an accounts receivable master trust. The amount of variable rate certificates that can be sold under the accounts receivable sales agreement increased by $100 million to $700 million. At September 30, 2001, $625 million of certificates were outstanding compared with $600 million at December 31, 2000, that provided $25 million of cash for the first nine months of 2001. The master trust's assets include an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable that are used to support the certificates.

5. DEBT

In May 2001, the Company increased the amount of debt securities under its shelf registration, enabling it to issue debt securities in one or more series at an aggregate-offering price not to exceed $1 billion, and issued $400 million of
6.75 percent notes due July 15, 2011. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper. Subsequent to this debt issuance, the Company had $600 million of capacity under the May 2001 shelf registration statement.

In March 2001, $100 million of 33-year re-marketable bonds issued in 1998 were called by the holder of the call option. BNSF subsequently purchased the option from the holder and retired the bonds, and incurred an extraordinary loss of $6 million, net of tax, due to early retirement.

In March 2001, BNSF issued a $12 million, 5.96 percent note due April 2004.

BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. At September 30, 2001, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $1.75 billion. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF's senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The Company generally classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities. The commitments of the lenders under the short-term agreement, which were renewed and extended for another year effective June 20, 2001, are scheduled to expire in June 2002, and the Company has the ability to have any amounts then outstanding mature as late as June 2003. The commitments of the lenders under the long-term agreement are scheduled to expire in June 2005.

In September 2001, BNSF entered into three separate interest rate swaps of $25 million each to fix the LIBOR component of $75 million of commercial paper at an average rate of 3.26 percent. Each swap has a term of 18 months with monthly resets of the floating interest rate. These swaps will expire in March 2003.

In April 2001, BNSF entered into an interest rate swap to fix the LIBOR component of $100 million of commercial paper at 4.59 percent. The effective date of the swap is April 19, 2001, and it will expire on April 19, 2002.

The maturity value of commercial paper outstanding as of September 30, 2001 was $323 million, reducing the total capacity available under the revolving credit agreements to $1,427 million. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at September 30, 2001, the Company was in compliance.

6. EMPLOYEE MERGER AND SEPARATION COSTS

Current and long-term employee merger and separation liabilities totaling $261 million are included in the consolidated balance sheet at September 30, 2001, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and
(iii) certain salaried employee severance costs. During the first nine months of 2001, the Company made employee merger and separation payments of $38 million and reduced its liability by $11 million to reflect a change in estimates.

Liabilities related to the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards are paid to affected employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employees' separation or retirement. Liabilities principally related to certain remaining salaried employee severances will be paid in the form of a lump sum payment or over the next several years based on deferral elections made by affected employees. At September 30, 2001, $49 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

BNSF initiated a program that will reduce its workforce by approximately 400 positions in the fourth quarter of 2001. The reductions are primarily made up of salaried positions and as a result of these reductions, a charge currently estimated at $75 million will be recorded during the fourth quarter. In addition, the Company will continue to reduce the size of its clerical workforce and expects an additional reduction of approximately 250 positions over the next 15 months. No significant costs have been, or are anticipated to be incurred as a result of eliminating these clerical positions.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 388 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $56 million during the first nine months of 2001 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF has recorded liabilities for remediation and restoration of all known sites of approximately $208 million at September 30, 2001. BNSF anticipates that the majority of the accrued costs at September 30, 2001 will be paid over the next five years. No individual site is considered to be material.

Liabilities recorded for environmental costs represent BNSF's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes it is unlikely any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF's results of operations, financial position or liquidity.

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

8. COMMON STOCK REPURCHASE PROGRAM

During the third quarter of 2001, BNSF repurchased 4.1 million shares of its common stock at an average price of $26.19 per share under the Company's share repurchase program amounting to a total cost of $106 million. Total repurchases under BNSF's 120-million share-repurchase program were 101.1 million shares through September 30, 2001 at an average price of $25.71 per share for a total cost of $2.6 billion since the program was announced in July 1997.

9. EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method. For the nine months ended September 30, 2001, basic and dilutive shares were 388.5 million and 392.0 million, respectively.

Certain potential common shares outstanding were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 26.5 million and 23.3 million for the three and nine months ended September 30, 2001, respectively, and 35.3 million and 35.2 million for the three and nine months ended September 30, 2000, respectively.

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

Results of Operations
---------------------

Three months ended September 30, 2001 compared with three months ended September 30, 2000

BNSF recorded net income for the third quarter of 2001 of $225 million, or $0.58 per share, compared with third quarter 2000 net income of $259 million, or $0.64 per share. The decrease in net income is due to an increase of $69 million in operating expenses, primarily associated with higher compensation and benefits and casualty expenses. The third quarter of 2001 includes a $32 million transportation contract settlement, partially offset by an $11 million loss (pre- and net of tax) on non-rail investments, which resulted in a net increase of $0.02 per share. Additionally, in the third quarter of 2000, BNSF recorded expense of $20 million pretax ($13 million after tax or $0.03 per share) related to the termination of the proposed BNSF/CN combination.

Revenues

The following table presents BNSF's revenue information by commodity for the three months ended September 30, 2001 and 2000 and includes certain reclassifications of prior year information to conform to current year presentation:

                                                                                         Average Revenue
                                           Revenues               Cars/Units               Per Car/Unit
                                     ---------------------   --------------------    ----------------------
                                       2001         2000       2001        2000        2001          2000
                                     --------    ---------   --------    --------    --------     ---------
                                        (In Millions)           (In Thousands)
Consumer                             $    888    $     866        979       1,004    $    907     $     863
Industrial                                576          583        397         415       1,451         1,405
Coal                                      519          549        531         518         977         1,060
Agricultural Commodities                  331    $     320        181         176       1,829         1,818
                                     --------    ---------   --------    --------    --------     ---------
Total Freight Revenues                  2,314        2,318      2,088       2,113    $  1,108     $   1,097
                                                             ========    ========    ========     =========
Other Revenues                             29           25
                                     --------    ---------
Total Operating Revenues             $  2,343    $   2,343
                                     ========    =========


Total revenues of $2,343 million for the third quarter of 2001 were equal to revenues for the third quarter of 2000 on slightly higher ton-miles. Freight revenues for the third quarter of 2001 include a $32 million transportation contract settlement.

Consumer revenues of $888 million for the third quarter of 2001 were $22 million, or 3 percent, higher than the third quarter of 2000 primarily due to the transportation contract settlement and increased loadings in the intermodal truckload business. Revenue increases in the third quarter 2001 were partially offset by decreased loadings in the Less-Than-Truckload (LTL) sector and sluggish industry-wide automotive sales. Additionally, some automotive contract business was lost at the end of the third quarter 2001 and is expected to affect future automotive revenues.

Industrial revenues of $576 million for the third quarter of 2001 were $7 million, or 1 percent, lower than the third quarter of 2000, despite increased revenue per car/unit, reflecting increased length of haul and selected price increases. Revenues for the third quarter 2001 decreased due to continued production cutbacks affecting the metals sector, partially offset by increases in both the chemicals and minerals business areas, along with increases in selected commodity groups including petroleum, plastics, aggregates and sand.

Coal revenues of $519 million for the third quarter of 2001 decreased $30 million, or 5 percent, despite 3 percent higher volume as a result of increased demand for electricity, and tight eastern coal supplies. These volume increases were offset by lower revenue per car/unit on certain contract renewals that occurred at the beginning of 2001.

Agricultural products revenues of $331 million for the third quarter of 2001 were $11 million, or 3 percent, higher than revenues for the third quarter of 2000, primarily due to an increased demand for corn, partially offset by a decline in wheat exports and domestic demand for milo and meal. Average revenue per car/unit increased slightly from $1,818 to $1,829 for the third quarter due to increased length of haul.

Expenses

Total operating expenses for the third quarter of 2001 were $1,841 million, an increase of $69 million, or 4 percent, over the third quarter of 2000, primarily due to increases in compensation and benefits expenses and casualty expenses.

Compensation and benefits expenses of $714 million were $40 million, or 6 percent, higher than the third quarter of 2000 primarily due to wage rate increases, increased incentive compensation accruals and higher benefit rates.

Purchased services of $275 million for the third quarter of 2001 were $12 million, or 5 percent, higher than the third quarter of 2000 principally due to increases in power by the mile contract expenses as well as higher ramping costs as a result of new services that were added which improve efficiency and safety at the intermodal ramp facilities.

Depreciation and amortization expenses of $222 million for the third quarter of 2001 were $3 million, or 1 percent, lower than the third quarter of 2000, primarily due to a reduced capital program and asset retirements.

Equipment rents expenses for the third quarter of 2001 of $185 million were $7 million, or 4 percent, lower than the third quarter of 2000 reflecting higher off-line receipts and lower rental rates as well as a reduction in leased trailer and container equipment.

Fuel expenses of $240 million for the third quarter of 2001 were $9 million, or 4 percent, higher than the third quarter of 2000, as a result of a 4-cent, or 5 percent, increase in the average all-in cost per gallon of diesel fuel. Consumption was lower in the third quarter of 2001 at 291 million gallons compared with 293 million gallons in the third quarter of 2000 as a result of an increase in efficiency and new fuel economy initiatives. The increase in the average all-in cost per gallon of diesel fuel includes a 7-cent decrease in the average purchase price as well as a decrease in the hedge benefit of 11 cents per gallon from a 15-cent per gallon hedge benefit in the third quarter of 2000.

Materials and other expenses of $205 million for the third quarter of 2001 were $18 million, or 10 percent, higher than the third quarter of 2000 primarily due to a $23 million increase in personal injury and other casualty expenses.

Interest expense of $117 million for the third quarter of 2001 was even compared with the third quarter of 2000. The impact of higher average outstanding debt in the third quarter of 2001 was offset by lower interest rates as compared with the same period in 2000.

Other income (expense), net for the third quarter of 2001 was $16 million, or 44 percent, lower than the third quarter of 2000 primarily due to the recognition in the third quarter of 2000 of $20 million pretax ($13 million, net of tax) of expenses related to the termination of the proposed BNSF/CN combination, partially offset by an $11 million loss (pre- and net of tax) on non-rail investments in the third quarter of 2001.

Nine months ended September 30, 2001 compared with nine months ended September 30, 2000

BNSF recorded net income for the first nine months of 2001 of $554 million, or $1.41 per share, after a first-quarter extraordinary charge of $6 million, net of tax, related to the early extinguishment of a debt obligation, compared with net income for the first nine months of 2000 of $725 million, or $1.72 per share. The decrease in net income is primarily due to a $215 million decrease in operating income due to increased compensation and benefits costs as well as higher fuel expenses.

The first quarter of 2001 was impacted by more severe winter weather conditions and losses of $64 million pretax ($40 million, net of tax) related to non-rail investments and the second quarter of 2001 was impacted by flooding in the upper Midwest. In the third quarter 2001, BNSF recognized a $32 million transportation contract settlement and an $11 million loss (pre and net of tax) related to non-rail investments. Offsetting these decreases was a $42 million pretax ($26 million, net of tax) charge in the second quarter 2000 for employee-related severance, medical and other benefit costs and the loss of previously earned state tax incentives, as well as the recognition in the third quarter of 2000 of $20 million pretax ($13 million, net of tax) of expenses related to the termination of the proposed BNSF/CN combination.

Revenues

The following table presents BNSF's revenue information by commodity for the nine months ended September 30, 2001 and 2000 and includes certain reclassifications of prior year information to conform to current year presentation:

                                                                                         Average Revenue
                                            Revenues                Cars/Units             Per Car/Unit
                                     ---------------------    ---------------------    -------------------
                                       2001         2000        2001         2000        2001       2000
                                     --------     --------    --------     --------    --------   --------
                                          (In Millions)            (In Thousands)
Consumer                             $  2,539     $  2,520       2,811        2,873    $    903   $    877
Industrial                              1,732        1,764       1,178        1,227       1,470      1,438
Coal                                    1,577        1,603       1,574        1,512       1,002      1,060
Agricultural Commodities                  970          910         527          501       1,841      1,816
                                     --------     --------    --------     --------    --------   --------
Total Freight Revenues                  6,818        6,797       6,090        6,113    $  1,120   $  1,112
Other Revenues                             89           71    ========     ========    ========   ========
                                     --------     --------
Total Operating Revenues             $  6,907     $  6,868
                                     ========     ========

Total revenues of $6,907 million for the first nine months of 2001 were $39 million higher than revenues of $6,868 million for the first nine months of 2000. Freight revenues include a $32 million transportation contract settlement in the third quarter 2001. Average revenue per car/unit increased slightly to $1,120 compared with $1,112 for the first nine months of 2000.

Consumer revenues of $2,539 million for the first nine months of 2001 were $19 million higher than the first nine months of 2000 as a result of the transportation contract settlement, solid growth in the intermodal truckload business, increased international revenues, and increases in dry boxcar business due to strong beverage shipments. Increases in the first nine months of 2001 were partially offset by decreased loadings in the LTL sector and the loss in late 2000 of some automotive contract business as well as decreases in the automotive sector as a result of sluggish industry-wide sales. Additionally, some automotive contract business was lost at the end of the third quarter of 2001 and is expected to affect future automotive revenues.

Industrial revenues of $1,732 million for the first nine months of 2001 were $32 million, or 2 percent, lower than the first nine months of 2000, despite increased revenue per car/unit as a result of increased length of haul and selected price increases. Revenues fell for the first nine months of 2001 due to continued production cutbacks affecting the chemicals, forest products and metals sectors. These decreases were partially offset by increases in the minerals and machinery sectors resulting from increases in government shipments of machinery and increased demand for clay and sand in the drilling industry as a result of high import oil prices, and increases in aggregates shipments.

Coal revenues of $1,577 million for the first nine months of 2001 decreased $26 million, or 2 percent, despite increased demand due to colder weather, tight eastern coal supplies, and high natural gas prices. The decrease was a result of lower revenue per car/unit on certain contract renewals that occurred at the beginning of the year.

Agricultural products revenues of $970 million for the first nine months of 2001 were $60 million, or 7 percent, higher than revenues for the first nine months of 2000, primarily due to an increased demand in all domestic sectors, partially offset by a decline in wheat exports. Additionally, average revenue per car/unit increased due to increases in length of haul.

Expenses

Total operating expenses for the first nine months of 2001 were $5,558 million, an increase of $254 million, or 5 percent, over the first nine months of 2000, primarily due to an increase of $82 million in fuel expense over the first nine months of 2000 as the average cost of diesel fuel per gallon increased approximately 9 cents. Expenses other than fuel were higher primarily due to flooding in the upper Midwest, more severe winter weather conditions, higher wages and increased health and welfare costs.

Compensation and benefits expenses of $2,137 million were $88 million, or 4 percent, higher than the first nine months of 2000 primarily due to wage rate increases and higher benefit rates. In addition, scheduled wages were significantly higher in the first and second quarters as a result of more severe winter weather conditions requiring increased maintenance and additional crews. These increases were partially offset by lower employment levels and lower incentive compensation expense compared with the same periods in 2000.

Purchased services of $811 million for the first nine months of 2001 were $40 million, or 5 percent, higher than the first nine months of 2000 primarily due to higher ramping expenses incurred as a result of new services added which improve efficiency and safety at the intermodal ramp facilities, increased drayage and other expenses as a result of flooding in the upper Midwest, higher equipment maintenance due to more locomotives under contract, and increased haulage expense.

Depreciation and amortization expenses of $680 million for the first nine months of 2001 were $10 million, or 1 percent, higher than the first nine months of 2000, primarily due to a higher capital base.

Equipment rents expenses for the first nine months of 2001 of $562 million were $15 million, or 3 percent, higher than the first nine months of 2000 as a result of increased rental expense due to more railcars and locomotives under lease, partially offset by higher off-line receipts and lower rental rates, as well as a reduction in leased trailer and container equipment.

Fuel expenses of $743 million for the first nine months of 2001 were $82 million, or 12 percent, higher than the first nine months of 2000, as a result of a 9-cent, or 11 percent, increase in the average all-in cost per gallon of diesel fuel. Consumption was higher in the first nine months of 2001 at 881 million gallons compared with 871 million gallons in the first nine months of 2000 due to an increase in ton-miles. However, gross ton-miles per gallon increased to 760 from 753 compared with the first nine months of 2000. This was attributable to more fuel efficient commodity mix, newer locomotive fleet and new fuel economy initiatives. The increase in the average all-in cost per gallon of diesel fuel includes a 3-cent increase in the average purchase price as well as a decrease in the hedge benefit of 6 cents per gallon from a 12-cent hedge benefit for the first nine months of 2000.

Materials and other expenses of $625 million for the first nine months of 2001 were $19 million, or 3 percent, higher than the first nine months of 2000 principally reflecting increased utilities as a result of higher rates and increased consumption due to more severe winter weather conditions, lower income from easements, increased costs caused by flooding in the upper Midwest and higher environmental and casualty expenses. Offsetting these increases were $42 million pretax ($26 million, net of tax) of charges in the first nine months of 2000 due to employee related severance, medical and other benefit costs and the loss of previously earned state tax incentives.

Interest expense of $352 million for the first nine months of 2001 was $16 million, or 5 percent, higher than in the first nine months of 2000, reflecting higher average debt levels primarily resulting from the Company's share repurchase program, partially offset by lower interest rates. Total debt decreased to $6,684 million at September 30, 2001 from $6,733 million at September 30, 2000.

Other income (expense), net was $39 million higher than in the first nine months of 2000 primarily due to $64 million pretax ($40 million, net of tax) of losses recognized in the first quarter of 2001 related to non-rail investments, principally: FreightWise, an Internet transportation exchange; Pathnet, a telecommunications venture; and a portfolio of other non-core real-estate investments. Additionally, in the third quarter of 2001, BNSF recorded an $11 million loss (pre- and net of tax) related to non-rail investments. These losses were partially offset by the recognition in the third quarter of 2000 of $20 million pretax ($13 million, net of tax) of expenses related to the termination of the proposed BNSF/CN combination.

Capital Resources and Liquidity
-------------------------------

Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, or leasing of assets.

OPERATING ACTIVITIES

Net cash provided by operating activities was $1,566 million for the nine months ended September 30, 2001, compared with $1,707 million for the nine months ended September 30, 2000. The decrease in cash from operations was primarily due to a decrease in net income and the receipt of a $43 million special dividend from the Company's equity investment in TTX Company in the first quarter 2000.

In the first quarter of 2001, BNSF Railway, through a special purpose subsidiary, increased capacity to sell variable rate certificates that evidence undivided interests in an accounts receivable master trust that matures in 2002. The amount of variable rate certificates, which can be sold under the accounts receivable sales agreement, increased by $100 million to $700 million. At September 30, 2001, $625 million of certificates were outstanding compared with

$600 million at December 31, 2000, which provided $25 million of cash for the first nine months of 2001. The master trust's assets included an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable which are used to support the certificates.

INVESTING ACTIVITIES

Net cash used for investing activities was $1,065 million for the nine months ended September 30, 2001 compared with $1,149 million for the nine months ended September 30, 2000. The decrease in cash used primarily reflects the temporary acquisition of equipment in 2000, which the company ultimately sold and leased back through operating leases. The cash used for the nine months ended September 30, 2001 reflected $1,061 million of capital expenditures, as discussed below.

A breakdown of cash capital expenditures for the nine months ended September 30, 2001 and 2000 is set forth in the following table (in millions):

    Nine Months Ended September 30,                         2001        2000
    ---------------------------------------------------  ---------    --------
    Maintenance of Way ................................    $  713       $ 655
    Mechanical ........................................       121         144
    Information Services ..............................        50          43
    Other .............................................        58          83
                                                         ---------    --------
    Total Maintenance of Business .....................    $  942       $ 925
    Terminal and Line Expansion .......................        88          56
    Other Projects ....................................        31           9
                                                         ---------    --------
    Total .............................................    $1,061       $ 990
                                                         =========    ========


Through September 30, 2001, BNSF has acquired all of the 100 locomotives it committed to acquire in 2001 through operating leases. BNSF has committed to acquire 100 locomotives per year for the next five years, beginning in 2002. The locomotives acquired beginning in 2002 will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used will depend upon then current market conditions and other factors.

FINANCING ACTIVITIES

Net cash used for financing activities during the first nine months of 2001 was $492 million, primarily related to common stock repurchases of $263 million, dividend payments of $143 million and a net reduction in borrowings of $175 million, partially offset by proceeds of $106 million primarily due to the exercise of 4.9 million stock options.

During the first nine months of 2001, BNSF repurchased 9.4 million shares of its common stock at an average price of $27.93 per share under the Company's share repurchase program amounting to a total cost of $263 million.

In May 2001, the Company increased the amount of debt securities under its shelf registration, enabling it to issue debt securities in one or more series at an aggregate-offering price not to exceed $1 billion, and issued $400 million of
6.75 percent notes due July 15, 2011. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper. Subsequent to this debt issuance, the Company had $600 million of capacity under the May 2001 shelf registration statement.

In March 2001, $100 million of 33-year remarketable bonds issued in 1998 were called by the holder of the call option. BNSF subsequently purchased the option from the holder and retired the bonds, and incurred an extraordinary loss of $6 million, net of tax, due to early retirement.

In March 2001, BNSF issued a $12 million, 5.96 percent note due April 2004.

BNSF's ratio of total debt to total capital was 46.2 percent at September 30, 2001 compared with 47.8 percent at December 31, 2000.

CREDIT AGREEMENTS

BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. At September 30, 2001, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $1.75 billion. The commitments of the lenders under the short-term agreement, which were renewed and extended for another year effective on June 20, 2001, allow borrowings of up to $1.0 billion. The commitments under the short-term agreement are scheduled to expire in June 2002, and the Company has the ability to have any amounts then outstanding mature as late as June 2003. The remaining $750 million of commitments of the lenders are scheduled to expire in June 2005. Annual facility fees for the short-term and long-term facilities are currently
0.1 percent and 0.125 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF's senior unsecured debt ratings,
(ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The Company generally classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities.

The maturity value of commercial paper outstanding as of September 30, 2001, was $323 million, reducing the total capacity available under the revolving credit agreements to $1,427 million. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at September 30, 2001, the Company was in compliance.

DIVIDENDS

Common stock dividends declared for both nine-month periods ended September 30, 2001 and 2000, were 36 cents per share. Dividends paid on common stock during the nine months of 2001 and 2000 were $143 million and $158 million, respectively. On July 19, 2001, the Board of Directors declared a regular quarterly common stock dividend of 12 cents per share upon its outstanding shares of common stock, $0.01 par value, payable October 1, 2001 to shareholders of record on September 10, 2001. On October 18, 2001, the Board of Directors declared a regular quarterly common stock dividend of 12 cents per share upon its outstanding shares of common stock, $0.01 par value, payable January 2, 2002 to shareholders of record on December 12, 2001.

Other Matters
-------------

Workforce Reductions

BNSF initiated a program that will reduce its workforce by approximately 400 positions in the fourth quarter of 2001. The reductions are primarily made up of salaried positions and as a result of these reductions, a charge currently estimated at $75 million will be recorded during the fourth quarter. In addition, the Company will continue to reduce the size of its clerical workforce and expects an additional reduction of approximately 250 positions over the next 15 months. No significant costs have been, or are anticipated to be incurred as a result of eliminating these clerical positions.

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

Labor

Labor unions represent approximately 88 percent of BNSF Railway's employees under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers' Conference Committee (NCCC), BNSF's multi-employer collective bargaining representative, has reached a final agreement with the Brotherhood of Maintenance of Way Employees (BMWE) resolving wage, work rule and benefit issues through 2004 which was implemented July 2001. BMWE represents BNSF's track, bridge and building maintenance employees, or about one-fourth of BNSF's unionized workforce. In June 2001, the NCCC reached a tentative agreement with the International Brotherhood of Electrical Workers
(IBEW), which represents approximately five percent of BNSF's unionized workforce, addressing wage and work rule issues through 2004, but leaving health and welfare benefit issues for settlement in separate talks with other railroad unions. IBEW members failed to ratify the tentative agreement. No new talks with IBEW are scheduled. During the third quarter of 2000, the NCCC reached a tentative agreement with the United Transportation Union (UTU) covering wage and work rule issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, approximately one-third of BNSF's unionized workforce. This agreement is also subject to ratification by the UTU's membership. As in the tentative IBEW agreement, health and welfare benefit issues were not resolved with UTU, and remain the subject of continuing negotiations.

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

The Financial Accounting Standards Board also issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The Company has not completed its analysis of the effects that these new standards will have on the results of operations, although it does not expect the implementation of these standards to have a significant effect on the results of operations or financial condition.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both within the United States and globally, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which the Company is successful in gaining new long-term relationships or retaining existing ones, changes in fuel prices, and changes in labor costs and labor difficulties including stoppages; legal and regulatory factors: developments and changes in laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition and commodity concentrations, the Company's ability to achieve its operational and financial initiatives and to contain costs, as well as natural events such as severe weather, floods and earthquakes and other disruptions involving the Company's infrastructure, operating systems, and equipment.

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

COMMODITY PRICE SENSITIVITY

As discussed in Note 2 to the Company's consolidated financial statements, BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of September 30, 2001. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

                                                                                      September 30, 2001
                                                                          --------------------------------------------
                                                                             Maturity Date                     Fair
                                                                          --------------------
                                                                           2001        2002        Total      Value
                                                                                                               (a)
                                                                          --------    --------    --------    --------

Diesel Fuel Swaps:
      Gallons (in millions) ..........................................        148         214         362       $43
      Weighted average price per gallon ..............................      $0.56       $0.56       $0.56         -
Diesel Fuel Costless Collars:
      Gallons (in millions) ..........................................          -          50          50       $ 1
      Weighted average price per gallon - calls ......................          -       $0.65       $0.65         -
      Weighted average price per gallon - puts .......................          -       $0.57       $0.57         -

(a) Represents gains (in millions) in Accumulated Other Comprehensive Income based on the price of Gulf Coast #2 heating oil.

INTEREST RATE

From time to time, BNSF enters into various interest rate-hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances. As discussed in Notes 2 and 5 in the Company's consolidated financial statements, in September 2001, BNSF entered into three separate interest rate swaps of $25 million each to fix the LIBOR component of $75 million of commercial paper at an average rate of 3.26 percent. Each swap has a term of 18 months with monthly resets of the floating interest rate. These swaps will expire in March 2003. Also, in April 2001, BNSF entered into an interest rate swap to fix the LIBOR component of $100 million of commercial paper at 4.59 percent which is reflected in the table below. This swap will expire in April 2002. The Company uses interest rate swaps as part of its interest rate risk-management strategy. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional amount and maturity date. All swap transactions outstanding are reflected in the table below.

                                                                    September 30, 2001
                                                    --------------------------------------------------
                                                          Maturity Date
                                                    -------------------------
                                                                                               Fair
                                                       2002         2003         Total       Value (a)
                                                       ----         ----         -----       ---------
Variable to fixed swaps (in millions) ............    $ 100        $  75        $ 175         $(1)
Average pay rate .................................     4.59%        3.26%        4.02%
Average receive rate .............................     3.38%        3.08%        3.25%

(a) Represents losses (in millions) in Accumulated Other Comprehensive Income.

            BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

In September 2001, BNSF Railway was notified by the Nebraska Department of Environmental Quality of alleged environmental violations in connection with a November 4, 2000 derailment in Scottsbluff, Nebraska that involved hazardous commodities. If not resolved, this matter could result in litigation brought by the Nebraska Attorney General and monetary sanctions exceeding $100,000.

Item 6.  Exhibits and Reports on Form 8-K

A.       Exhibits

         See Index to Exhibits for a description of the exhibits filed as part of this report.

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





Fort Worth, Texas
November 5, 2001

            BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

                                  Exhibit Index

3.1 Burlington Northern Santa Fe Corporation By-Laws as amended September 20, 2001.

12.1    Computation of Ratio of Earnings to Fixed Charges