Form 10-K
period 2001-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2002-02-15
CIK 934612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________
                        Commission File Number: 1-11535

       ------------------------------------------------------------------

                    Burlington Northern Santa Fe Corporation
             (Exact name of registrant as specified in its charter)

             Delaware                            41-1804964
    (State of Incorporation)         (I.R.S. Employer Identification No.)

                               2650 Lou Menk Drive
                                  Second Floor
                          Fort Worth, Texas 76131-2830
          (Address of principal executive offices, including zip code)
                                 (817) 333-2000
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
       Title of each class                        on which registered
       -----------------------------              -----------------------
       Common Stock, $0.01 par value              New York Stock Exchange
                                                  Chicago Stock Exchange
                                                  Pacific Exchange

       ------------------------------------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10.639 billion on January 31, 2002. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 384,250,986 shares outstanding as of January 31, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents from which parts thereof have been incorporated by reference and the part of the Form 10-K into which such information is incorporated:

     Burlington Northern Santa Fe Corporation's definitive Proxy Statement, to be filed not later than 120 days after the
        end of the fiscal year covered by this report . . . . . . . . . PART III

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I

Items 1 and 2. Business and Properties .................................................................   1

Item 3. Legal Proceedings ..............................................................................   7

Item 4. Submission of Matters to a Vote of Security Holders ............................................   8

EXECUTIVE OFFICERS OF THE REGISTRANT ...................................................................   8

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters ..........................   9

Item 6. Selected Financial Data ........................................................................   9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ..........  10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ....................................  22

Item 8. Financial Statements and Supplementary Data ....................................................  25

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........  49

PART III

Item 10. Directors and Executive Officers of the Registrant ............................................  50

Item 11. Executive Compensation ........................................................................  50

Item 12. Security Ownership of Certain Beneficial Owners and Management ................................  50

Item 13. Certain Relationships and Related Transactions ................................................  50

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............................  51

SIGNATURES ............................................................................................  S-1

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE .............................................................  F-1

EXHIBITS ..............................................................................................  E-1

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

Through its subsidiaries, BNSF is engaged primarily in the rail transportation business. At December 31, 2001, BNSF and its subsidiaries had approximately 39,000 employees. The rail operations of BNSF Railway, BNSF's principal operating subsidiary, comprise one of the largest railroad systems in the United States. BNSF Railway's business and operations are described below.

Track Configuration

As of December 31, 2001, BNSF Railway operates over a railroad system consisting of approximately 33,000 route miles of track (excluding second, third and fourth main tracks, yard tracks, and sidings), approximately 25,000 miles of which are owned route miles, including easements, through 28 states and two Canadian provinces. Approximately 8,000 route miles of BNSF Railway's system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over another railroad's tracks. BNSF Railway operates over other trackage through lease or contractual arrangements.

As of December 31, 2001, the total BNSF Railway system, including first, second, third and fourth main tracks, yard tracks, and sidings, consists of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 8,300 miles operated under trackage rights agreements with other parties. At December 31, 2001, approximately 26,600 miles of BNSF Railway's track consists of 112-pound per yard or heavier rail, including approximately 19,100 track miles of 131-pound per yard or heavier rail.

Equipment Configuration

BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock as of the dates shown below:

At December 31,                                    2001       2000       1999
-----------------------------------------------   ------     ------     ------
Diesel Locomotives                                 4,863      4,966      5,095
                                                  ======     ======     ======
Locomotives Under Power Purchase Agreements           99         99         99
                                                  ======     ======     ======
Freight Cars:
        Box-general purpose                          852        896        913
        Box-specially equipped                     8,720      9,785     10,111
        Open Hopper                                9,456      9,984     10,287
        Covered Hopper                            41,688     44,632     45,463
        Gondola                                   12,158     12,415     12,753
        Refrigerator                               5,765      6,111      6,236
        Autorack                                   4,673      4,775      4,799
        Flat                                       6,143      6,389      6,468
        Tank                                         477        480        482
        Caboose                                      287        305        319
        Other                                        480        727        728
                                                  ------     ------     ------
        Total Freight Cars                        90,699     96,499     98,559
                                                  ======     ======     ======
Domestic Containers                                7,500     10,999     11,019
Trailers                                           2,200      2,201      2,213
Domestic Chassis                                   7,300      9,405      9,406
Company Service Cars                               4,291      4,334      4,399
Commuter Passenger Cars                              141        141        141
-----------------------------------------------   ------     ------     ------

The average age from date of manufacture of the locomotive fleet at December 31, 2001 was 13 years; the average age from date of manufacture or remanufacture of the freight car fleet at December 31, 2001 was 17 years. These averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance

BNSF Railway cash capital expenditures for the periods indicated were as follows:

Year Ended December 31,                         2001     2000     1999
--------------------------------------------  -------   ------   ------
                                                     (in millions)
Maintenance of way
        Rail                                  $   233   $  210   $  256
        Ties                                      254      206      170
        Surfacing                                 146      134      130
        Other                                     335      285      254
--------------------------------------------  -------   ------   ------
            Total maintenance of way              968      835      810
Mechanical                                        183      221      240
Information services                               69       66       74
Other                                             101      144      151
--------------------------------------------  -------   ------   ------
        Total maintenance of business           1,321    1,266    1,275
New locomotives and freight cars                    -        -      261
Terminal and line expansion                       126       99      233
Capitalized interest and other                     12       34       19
                                              -------   ------   ------
Total cash capital expenditures               $ 1,459   $1,399   $1,788
--------------------------------------------  =======   ======   ======

The above table does not include expenditures for equipment financed through operating leases (principally locomotives and rolling stock). BNSF's planned 2002 cash capital expenditures approximate $1.4 billion. Approximately $1.25 billion of the total planned capital expenditures will be for maintenance of business activities, primarily consisting of expenditures to maintain BNSF's track, signals, bridges and tunnels, as well as to overhaul locomotives and freight cars with the remainder to be spent on terminal and line expansions and other projects.

As of December 31, 2001, General Electric Company and the Electro-Motive Division of General Motors Corporation performed locomotive maintenance and overhauls for BNSF Railway under various maintenance agreements that covered approximately 3,000 locomotives. These agreements require the work to be done at BNSF Railway's facilities using BNSF Railway employees.

The majority of maintenance of way expenditures for track has been for rail and tie refurbishment and track resurfacing. The extent of the BNSF Railway track maintenance program is depicted in the following table:

Year Ended December 31,                         2001     2000     1999
--------------------------------------------  -------   ------   ------

Track miles of rail laid (a)                      891      738      942
Cross ties inserted (thousands) (a)             2,704    2,527    2,365
Track resurfaced (miles)                       11,011   11,228   10,505
--------------------------------------------  --------  ------   ------
(a) Includes expenditures for both maintenance of existing route system and expansion projects. These expenditures are primarily capitalized.

BNSF Railway's planned 2002 track maintenance of way program, together with expansion projects, will result in the installation of approximately 625 track miles of rail, the replacement of about 2.2 million ties, and the resurfacing of approximately 12,000 miles of track.

Property and Facilities

BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars as described above. It also owns or leases other equipment to support rail operations, including highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 36 major intermodal hubs located across the system and three intermodal hub centers off-line used in connection with haulage agreements with other railroads. BNSF Railway's largest intermodal facilities in terms of 2001 volume were:

Intermodal Facilities                                        Units
-------------------------------------------------------------------

Hobart Yard (California)                                  1,041,000
Corwith Yard (Illinois)                                     739,000
Willow Springs (Illinois)                                   668,000
Chicago Hub Center (Illinois)                               410,000
Alliance (Texas)                                            409,000
San Bernardino (California)                                 408,000
Argentine (Kansas)                                          257,000
-------------------------------------------------------------------

BNSF Railway owns 26 automotive distribution facilities where automobiles are loaded or unloaded from multi-level rail cars and serves eight port facilities in the United States and Canada.

BNSF Railway's largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

                                                     Daily Average
Classification Yard                                  Cars Processed
-------------------------------------------------------------------

Argentine (Kansas)                                       2,050
Galesburg (Illinois)                                     1,550
Pasco (Washington)                                       1,450
Barstow (California)                                     1,275
Memphis (Tennessee)                                      1,250
-------------------------------------------------------------------

As of December 31, 2001, certain BNSF Railway properties and other assets are subject to liens securing $425 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and leases, as referred to in Notes 9 and 11 to the Consolidated Financial Statements.

Employees and Labor Relations

Productivity as measured by thousand revenue ton-miles per employee has risen steadily in the last three years as shown in the table below.

Year Ended December 31,                                                2001     2000     1999
-------------------------------------------------------------------   ------   ------   ------
Thousand revenue ton-miles divided by average number of employees     12,796   12,342   11,564
Compensation and benefits expense per thousand revenue ton-miles      $ 5.68   $ 5.55   $ 5.62
-------------------------------------------------------------------   ------   ------   ------

Approximately 88 percent of BNSF Railway's employees are union-represented. BNSF Railway's union employees work under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers' Conference Committee (NCCC), BNSF's multi-employer collective bargaining representative, reached a final agreement with the Brotherhood of Maintenance of Way Employes (BMWE) resolving wage, work rule and benefit issues through 2004 which was implemented in July 2001. BMWE represents BNSF's track, bridge and building maintenance employees, or about one-fourth of BNSF's unionized workforce. In June 2001, the NCCC reached a tentative agreement with the International Brotherhood of Electrical Workers (IBEW), which represents approximately 5 percent of BNSF's unionized workforce, addressing wage and work rule issues through 2004, but leaving health and welfare benefit issues for settlement in separate talks with other railroad unions. IBEW members failed to ratify the tentative agreement. No new talks with IBEW are scheduled. During the third quarter of 2000, the NCCC reached a tentative agreement with the United Transportation Union (UTU) covering wage and work rule issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, approximately one-third of BNSF's unionized workforce. This agreement is also subject to ratification by the UTU's membership. As in the tentative IBEW agreement, health and welfare benefit issues were not resolved with UTU and remain the subject of continuing negotiations.

Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway's contributions under the Railroad Retirement System have been approximately triple those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II), and other benefits. Investment of Tier II Railroad Retirement assets has until recently been limited to special interest-bearing U. S. Treasury securities. The Railroad Retirement and Survivors' Improvement Act of 2001 (Act) creates a new National Railroad Retirement Investment Trust to hold Tier II Railroad Retirement assets and empowers the trustees to invest these assets in the same types of investments available to private sector retirement plans. In addition to liberalizing certain retirement benefit requirements for rail employees, the Act reduces Tier II railroad retirement tax rates on rail employers beginning in 2002 and eliminates a supplemental annuity tax. The Company expects to realize savings of approximately $20 million in 2002 and $50 million in 2003. Future adjustments in the Tier II Railroad Retirement tax rates assessed on both rail employers and rail employees will depend on Railroad Retirement fund levels, and annual savings could be as much as $80 million by 2005.

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

Major markets served directly by BNSF Railway include Albuquerque, Amarillo, Billings, Birmingham, Bismarck/Mandan, Cheyenne, Chicago, Corpus Christi, Council Bluffs, Dallas, Denver, Des Moines, Duluth/Superior, El Paso, Eugene/Salem, Fargo/Moorhead, Fort Worth, Fresno/Bakersfield, Galesburg, Galveston, Grand Forks, Helena, Houston, Kansas City, Lake Charles, Lincoln, Little Rock/Pine Bluff, the Los Angeles Basin, Lubbock, Memphis, Minot, Mobile, New Orleans, Oklahoma City, Olympia, Omaha, Peoria, Phoenix, Portland, the Quad Cities, Reno/Sparks, Sacramento, Salt Lake City/Ogden, San Antonio, San Bernadino, San Diego, the San Francisco Bay area, the San Joaquin Valley area, St. Louis/East St. Louis, St. Paul/Minneapolis, Seattle, Sioux City, Sioux Falls, Spokane, Springfield (Missouri), Stockton, Tacoma, Topeka, Tulsa, Waco, Wichita, Vancouver (British Columbia), Wenatchee, Winnipeg (Manitoba) and Yakima. BNSF serves Cedar Rapids through a "Voluntary Coordination Agreement" with the Cedar Rapids and Iowa City Railway Company and Iowa Interstate Railroad, and through a haulage agreement with Canadian National Railway Company
(CN). Other major cities are served through Intermodal Market Extension terminals located at various off-line points. Major ports served include Beaumont, Bellingham, Brownsville, Corpus Christi, Everett, Galveston, Houston, Kalama, Long Beach, Longview, Los Angeles, Mobile, New Orleans, Portland, Richmond (Oakland), San Diego, Seattle, Duluth/Superior, Tacoma, Vancouver (Washington), and Vancouver (British Columbia). Canadian traffic is accessed through border crossings in Minnesota, Montana, North Dakota, and Washington, as well as through interchange with Canadian railroads at Chicago, Minneapolis/St. Paul, and other gateways. BNSF Railway also accesses markets in Mexico through United States/Mexico crossings at Brownsville, Eagle Pass and El Paso, Texas, and San Diego, California, and through an interline agreement with the Texas Mexican Railway Company, BNSF Railway reaches Laredo, Texas, a major rail gateway between the U.S. and Mexico.

Consumer Products: The consumer freight business provided approximately 37 percent of freight revenues in 2001 and consisted of the following seven types of business:

 .    International. International business consists primarily of container traffic from steamship companies and accounted for approximately 29 percent of total Consumer Products revenues.

 .    Direct Marketing. Direct marketing generated approximately 23 percent of total Consumer Products revenue. These center around intermodal traffic contracted from United Parcel Service and the United States Postal Service, and service for nationwide LTL (Less-Than-Truckload) carriers including Yellow Freight, Roadway Express and Consolidated Freightways.

 .    Truckload. Truckload traffic represented approximately 14 percent of total
     Consumer Products revenue. This traffic is comprised of business through the joint service arrangement with J.B. Hunt, as well as business from Schneider National and other truckload carriers.

 .    Automotive. The transportation of both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest provided about 13 percent of 2001 total Consumer Products revenue.

 .    Intermodal Marketing Companies. Approximately 12 percent of total Consumer
     Products revenue was generated through intermodal marketing companies, primarily shipper agents and consolidators.

 .    Perishables and Dry Boxcar. Perishables and Dry Boxcar represented approximately 9 percent of total Consumer Products revenue. This group consists of beverages, canned goods and perishable food items. Other consumer goods handled include cotton, salt, rubber and tires, and miscellaneous boxcar shipments.

Industrial Products: Industrial Products' freight business provided approximately 23 percent of BNSF's freight revenues in 2001 and consists of the following four business areas:

 .    Construction Products. The construction products sector represented approximately 36 percent of total Industrial Products revenue in 2001. This sector serves virtually all of the commodities included in or resulting from the production of steel along with mineral commodities such as clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Industrial taconite, an iron ore derivative produced in northern Minnesota, scrap steel and coal coke are BNSF Railway's primary input products transported, while finished steel products range from structural beams and steel coils to wire and nails. BNSF Railway links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams and coiled rod to the construction industry. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, are moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and for use in foundry and oil drilling applications.

 .    Building Products. This sector includes primary forest product commodities such as lumber, plywood, oriented strand board, particleboard, paper products, pulpmill feedstocks, wood pulp and sawlogs, which resulted in approximately 35 percent of total 2001 Industrial Products revenue. Also, included in this sector are government, machinery and waste traffic. This diverse commodities group primarily originates from the Pacific Northwest, Western Canada, upper Midwest, and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper and industrial packaging. Shipments of waste, ranging from municipal waste to contaminated soil, are transported to landfills and reclamation centers across the country. Government and machinery business includes aircraft parts, agricultural and construction machinery, military equipment and large industrial machinery.

 .    Chemicals and Plastics. The chemicals and plastics sector represents approximately 16 percent of total 2001 Industrial Products revenue. This group is composed of industrial chemicals and plastics commodities. These commodities include caustic soda, chlorine, industrial gases, acids, polyethylene, polypropylene and polyvinyl chloride. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks, to produce other chemical and plastic products. These commodities originate primarily in the Gulf Coast region for shipment mainly into domestic markets.

 .    Petroleum. Commodities included in the petroleum sector are liquefied petroleum gas (LPG), diesel fuels, asphalt, alcohol/solvents, petroleum coke, lubes/oils/waxes and carbon black, which made up 13 percent of total Industrial Products revenue for 2001. Product use varies based on commodity, and includes the use of LPG for heating purposes, diesel fuel and lubes to run heavy machinery, and asphalt for road projects and roofing. Products within this group originate and terminate throughout the BNSF network with the largest areas of activities being the Texas Gulf, Pacific Northwest, California, Montana and Illinois.

Coal: Based on carloadings and tons hauled, BNSF Railway is the largest transporter of low-sulfur coal in the United States. The transportation of coal contributed about 23 percent of 2001 freight revenues. Approximately 90 percent of BNSF Railway's coal traffic originated in the Powder River Basin of Wyoming and Montana during the three years ended December 31, 2001. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States.

BNSF Railway also transports increasing amounts of low-sulfur coal from the Powder River Basin for delivery to markets in the eastern and southeastern portions of the United States. The low-sulfur coal from the Powder River Basin is abundant, inexpensive to mine, clean-burning, and has a low delivered-cost to power plants. Also, deregulation in the electric utility industry is causing power generators to seek lower cost fuel sources and boost demand for Powder River Basin coal.

Other coal shipments originate principally in Colorado, Illinois, New Mexico and North Dakota and are moved to electrical generating stations and industrial plants in the Mountain and North Central regions.

Agricultural Products: The transportation of Agricultural Products provided approximately 17 percent of 2001 total freight revenues and includes wheat, corn, bulk foods, soybeans, oil seeds and meals, feeds, barley, oats and rye, flour and mill products, milo, oils, specialty grains, malt, ethanol and fertilizer. The BNSF Railway system is strategically located to serve the grain-producing regions of the Midwest and Great Plains. In addition to serving most grain-producing areas, BNSF Railway serves most major terminal, storage, feeding and food-processing locations. Furthermore, BNSF Railway has access to major export markets in the Pacific Northwest, western Great Lakes, Texas Gulf and Mexico.

Freight Statistics. The following table sets forth certain freight statistics relating to rail operations for the periods indicated. Certain prior period amounts have been restated for current classification.

Year Ended December 31,                               2001     2000     1999
--------------------------------------------------  -------  -------  -------
Revenue ton-miles (millions)                        501,829  491,959  493,207
Freight revenue per thousand revenue ton-miles      $ 18.11  $ 18.52  $ 18.40
Average length of haul (miles)                          992      996      994
--------------------------------------------------  -------  -------  -------

For revenue, cars/units and average revenue per unit information for the three years ended December 31, 2001, see the revenue table included as part of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Government Regulation and Legislation

Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation
(DOT), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration (OSHA), and state regulatory agencies. The STB, which is the successor to the Interstate Commerce Commission (ICC), has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the costs and profitability of BNSF's business.

DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

BNSF Railway's rail operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. These laws cover discharges to waters, air emissions, toxic substances, and the generation, handling, storage, transportation, and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

Many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the "Superfund" law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to cleanup sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. For further discussion, see Note 11 to the Consolidated Financial Statements.

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

As a condition to approval of the merger (UP/SP)of rail carriers controlled by UP and Southern Pacific Transportation Company (SP), the STB in its 1996 decision required the grant to BNSF Railway of trackage rights over approximately 4,000 miles of UP/SP track. BNSF Railway also purchased over 335 miles of track from UP/SP as a result of the STB's decision. BNSF Railway and UP compete head-to-head in Gulf Coast, Intermountain and West Coast markets served by these lines. In 1998, BNSF Railway and UP entered into an agreement to exchange half interests in the two pieces of the former SP rail line between Houston and New Orleans which were separately owned by the two railroads. Both railroads now have access to all customers, including chemical, steel, gas and other companies, along the entire line, including on former SP branch lines.

The STB approved the division of Consolidated Rail Corporation (Conrail) between CSX Corporation and Norfolk Southern Corporation which was implemented in 1999. CSX and Norfolk Southern operate the two largest rail systems in the eastern United States. Also, in 1999, CN acquired Illinois Central Corporation (IC). CN is Canada's largest railroad and reaches the U.S. cities of Detroit and Chicago, while IC had operations extending from Chicago to the Gulf of Mexico and west through Iowa. In 2001, CN acquired Wisconsin Central, a regional railroad with track and trackage rights in Illinois, Wisconsin, Minnesota, Michigan and the province of Ontario.

ITEM 3.  Legal Proceedings

In September 2001, BNSF Railway was notified by the Nebraska Department of Environmental Quality of alleged environmental violations in connection with a November 4, 2000, derailment in Scottsbluff, Nebraska, that involved hazardous commodities. If not resolved, this matter could result in litigation brought by the Nebraska Attorney General and monetary sanctions exceeding $100 thousand.

BNSF and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of BNSF management that none of these items, when finally resolved, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF; although, an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Reference is made to Note 5 to the Consolidated Financial Statements for information concerning certain pending administrative appeals with the Internal Revenue Service.

ITEM 4.  Submission Of Matters To a Vote Of Security Holders

No matters were submitted by BNSF to a vote of its securities holders during the fourth quarter of 2001.

Executive Officers of the Registrant

Listed below are the names, ages, and positions of all executive officers of BNSF and their business experience during the past five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, resignation, or removal.

Matthew K. Rose, 42

President and Chief Executive Officer of BNSF since December 2000. Also, Chairman, President and Chief Executive Officer of BNSF Railway. Previously, President and Chief Operating Officer of BNSF from June 1999 to December 2000; Senior Vice President and Chief Operations Officer from August 1997 to June 1999, and Senior Vice President-Merchandise Business Unit from May 1996 to August 1997.

Thomas N. Hund, 48

Executive Vice President and Chief Financial Officer since January 2001. Prior to that, Senior Vice President and Chief Financial Officer and Treasurer from August 1999, and Vice President and Controller from September 1995.

Carl R. Ice, 45

Executive Vice President and Chief Operations Officer since January 2001. Prior to that, Senior Vice President-Operations from June 1999, Vice
President-Operations North from January 1999, and Vice President-Chief Mechanical Officer from December 1996.

Dennis R. Johnson, 40

Vice President and Controller since August 1999. Prior to that, Assistant Vice President and Assistant Controller from January 1997.

Jeffrey R. Moreland, 57

Executive Vice President Law & Government Affairs and Secretary since December 2001. Prior to that, Executive Vice President-Law and Chief of Staff since January 2001, Senior Vice President-Law and Chief of Staff since February 1998, and Senior Vice President-Law and General Counsel from September 1995.

Charles L. Schultz, 54

Executive Vice President and Chief Marketing Officer since June 1999. Prior to that, Senior Vice President-Intermodal and Automotive Business Unit since February 1996, and Vice President-Intermodal of ATSF and BNRR from September 1995.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

BNSF's common stock is listed on the New York Stock Exchange under the symbol "BNI." The common stock is also listed on the Chicago Stock Exchange and Pacific Exchange. Information as to the high and low sales prices of such stock for the two years ending December 31, 2001, and the frequency and amount of dividends declared on such stock during such periods, is set forth in Note 16 to the Consolidated Financial Statements. The approximate number of holders of record of the common stock at January 31, 2002, was 41,000.

ITEM 6.  Selected Financial Data

The following table presents, as of and for the dates indicated, selected historical financial information for the Company.

 (Dollars in millions, except per share data)
  --------------------------------------------------------------------------------------------------
  December 31,                                      2001       2000       1999      1998       1997
  --------------------------------------------    -------    -------    -------   -------    -------
  FOR THE YEAR ENDED:

  Revenues                                        $ 9,208    $ 9,207    $ 9,195   $ 9,057    $ 8,489
  Operating income                                $ 1,755    $ 2,108    $ 2,205   $ 2,158    $ 1,767
  Net income                                      $   731    $   980    $ 1,137   $ 1,155    $   885
  Basic earnings per share                        $  1.89    $  2.38    $  2.46   $  2.45    $  1.91
  Average shares (in millions)                      387.3      412.1      463.2     470.5      464.4
  Diluted earnings per share                      $  1.87    $  2.36    $  2.44   $  2.43    $  1.88
  Average shares (in millions)                      390.7      415.2      466.8     476.2      471.1
  Dividends declared per common share             $  0.48    $  0.48    $  0.48   $  0.44    $  0.40
  --------------------------------------------    -------    -------    -------   -------    -------
  AT YEAR END:

  Total assets                                    $24,721    $24,375    $23,700   $22,646    $21,266
  Long-term debt and commercial paper,
    including current portion                     $ 6,651    $ 6,846    $ 5,813   $ 5,456    $ 5,289
  Stockholders' equity                            $ 7,849    $ 7,480    $ 8,172   $ 7,784    $ 6,822
  Total debt to capital                              45.9%      47.8%      41.6%     41.2%      43.7%
  --------------------------------------------    -------    -------    -------   -------    -------
  FOR THE YEAR ENDED:

  Total capital expenditures                      $ 1,459    $ 1,399    $ 1,788   $ 2,147    $ 2,182
  Depreciation and amortization                   $   909    $   895    $   897   $   832    $   773
  --------------------------------------------    -------    -------    -------   -------    -------

  Certain prior period amounts have been reclassified for current presentation.

  Effective September 1, 1998, the Company split its common shares three-for-one through a stock dividend of two additional shares for each share outstanding or held in treasury. All share and per share data for periods prior to this date were adjusted for the stock split.

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

Results of Operations
---------------------

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

BNSF recorded net income for 2001 of $731 million, or $1.87 per share, after a first-quarter extraordinary charge of $6 million, net of tax, related to the early extinguishment of a debt obligation, compared with net income for 2000 of $980 million, or $2.36 per share. The decrease in net income and earnings per share is primarily due to a $353 million decrease in operating income and $75 million in losses related to non-rail investments. The decrease in operating income reflects increased compensation and benefits costs, higher fuel expenses and higher materials and other costs, which included a $66 million fourth-quarter charge for workforce reduction related costs. The favorable effect of the common stock repurchase program on earnings per share partially offset lower earnings in 2001 (see Liquidity and Capital Resources: Common Stock Repurchase Program).

Revenue Table

The following table presents BNSF's revenue information by commodity for the years ended December 31, 2001, 2000 and 1999, and includes certain reclassifications of prior year information to conform to current year presentation.

                                                                                             Average Revenue
                                            Revenues                 Cars / Units             Per Car / Unit
                                    ------------------------   ------------------------  ----------------------
                                     2001     2000     1999     2001    2000    1999    2001     2000      1999
                                    ------   ------   ------   -----   -----   -----   ------   ------    -----
                                          (in millions)             (in thousands)
Consumer Products                   $3,356   $3,405   $3,197   3,752   3,850   3,597   $  894   $  884    $ 889
Coal                                 2,123    2,131    2,226   2,133   2,023   2,123      995    1,053    1,049
Industrial Products                  2,080    2,114    2,108   1,442   1,501   1,508    1,442    1,408    1,398
Agricultural Products                1,531    1,462    1,543     828     793     836    1,849    1,844    1,846
                                    ------   ------   ------   -----   -----   -----   ------   ------   ------
Total Freight Revenues               9,090    9,112    9,074   8,155   8,167   8,064   $1,115   $1,116   $1,125
                                                               =====   =====   =====   ======   ======   ======
Other Revenues                         118       95      121
-------------------------------     ------   ------   ------
     Total Operating Revenues       $9,208   $9,207   $9,195
                                    ======   ======   ======

Revenues

Total revenues of $9,208 million for 2001 were essentially flat compared with 2000. In 2001, the sluggish economy hampered BNSF's revenue growth; although, based on reporting to the Association of American Railroads (AAR), BNSF's share of the western United States rail traffic market remained essentially unchanged at approximately 43 percent.

Consumer Products revenues of $3,356 million for 2001 were $49 million, or 1 percent, less than 2000 due to decreased loadings in the LTL sector and the loss in late 2000 of some automotive contract business as well as decreases in the automotive sector as a result of sluggish industry-wide sales. Additionally, a significant automotive contract was lost at the end of the third quarter of 2001 and is expected to affect future automotive revenues. These declines were partially offset by a ten percent growth in the intermodal truckload business, increased international revenues, increases in dry boxcar business due to strong beverage shipments, and a $32 million favorable transportation contract settlement in automotive revenues.

Coal revenues of $2,123 million for 2001 decreased $8 million from 2000 revenues of $2,131 million. The decrease in revenues was primarily a result of lower revenue per car on certain contract renewals, partially offset by a 6 percent increase in coal tons shipped due to colder weather, tight eastern coal supplies and high natural gas prices.

Industrial Products revenues of $2,080 million for 2001 were $34 million, or 2 percent, lower than 2000, despite increased revenue per car as a result of selected price increases and increased length of haul. Revenues for the year fell due to continued production cutbacks affecting most sectors. These decreases were partially offset by increases in the petroleum products sector resulting from increases in LPG and asphalt shipments.

Agricultural Products revenues of $1,531 million for 2001 were $69 million, or 5 percent, higher than revenues for 2000 primarily due to an increased demand for corn, soybean and oilseed/meals, partially offset by a decline in fertilizer shipments. Additionally, average revenue per car increased due to increases in length of haul.

Expenses

Year Ended December 31,               2001      2000      1999
----------------------------------  --------  --------  --------
                                            (in millions)
Compensation and benefits           $  2,850  $  2,729  $  2,772
Purchased services                     1,084     1,024     1,051
Depreciation and amortization            909       895       897
Equipment rents                          740       742       752
Fuel                                     973       932       700
Materials and other                      897       777       818
----------------------------------  --------  --------  --------
     Total operating expenses       $  7,453  $  7,099  $  6,990
----------------------------------  --------  --------  --------

Interest expense                    $    463  $    453  $    387
----------------------------------  --------  --------  --------
Other expense (income), net         $    110  $     70  $     (1)
----------------------------------  --------  --------  --------

Total operating expenses for 2001 were $7,453 million, an increase of $354 million, or 5 percent, over 2000 primarily due to: (i) increased compensation and benefits of $121 million related to higher wages and increased health and welfare costs offset by efficiency gains as measured by gross ton-miles (GTM) per employee and reduced headcounts; (ii) workforce reduction related costs of $66 million; (iii) higher fuel prices; and (iv) flooding in the upper Midwest and more severe winter weather conditions early in 2001 which increased expenses compared to 2000.

Compensation and benefits expenses of $2,850 million were $121 million, or 4 percent, higher than 2000 primarily due to wage rate increases and higher benefit rates. In addition, scheduled wages were significantly higher in the first and second quarters as a result of more severe weather conditions requiring increased maintenance and additional crews. These increases were partially offset by lower employment levels.

Purchased services of $1,084 million for 2001 were $60 million, or 6 percent, higher than 2000 due to higher ramping expenses incurred as a result of new services added which improve efficiency and safety at the intermodal ramp facilities, decreased recoveries as compared with the prior year, increased legal expense primarily related to coal rate disputes, higher contract equipment maintenance costs due to more locomotives under maintenance contracts, increased haulage expense, and increased other expenses as a result of flooding in the upper Midwest in the early part of the year.

Depreciation and amortization expenses of $909 million for 2001 were $14 million, or 2 percent, higher than 2000 primarily due to a higher capital base.

Equipment rents expenses for 2001 of $740 million were $2 million lower than 2000 reflecting reduced equipment levels, including cars, trailers, containers and automotive equipment.

Fuel expenses of $973 million for 2001 were $41 million, or 4 percent, higher than 2000 primarily as a result of a 3-cent increase in the average all-in cost per gallon of diesel fuel. Consumption in 2001 was 1,177 million gallons compared with 1,173 million gallons in 2000. However, GTM per gallon increased to 762 from 746, or 2 percent, compared with 2000, attributable to newer locomotive fleet, fuel economy initiatives during the year, and commodity mix. The 3-cent increase in the average all-in cost per gallon of diesel fuel is net of a 6-cent decrease in the average purchase price more than offset by a 9-cent decrease in the hedge benefit per gallon as compared with a 13-cent hedge benefit in 2000.

Materials and other expenses of $897 million for 2001 were $120 million, or 15 percent, higher than 2000 principally reflecting: (i) workforce reduction costs of $66 million incurred in the fourth quarter of 2001 for severance, pension, medical, benefit and other related costs for approximately 400 positions (see Other Matters: Employee Merger and Separation Costs); (ii) increases in environmental and casualty expenses compared with 2000; (iii) lower income from easements; and (iv) increased costs caused by flooding in the upper Midwest and higher utilities as a result of higher rates and increased consumption due to more severe winter weather conditions early in 2001. Additionally, during 2000 the Company incurred $42 million of charges due to employee related severance, medical and other benefit costs and the loss of previously earned state tax incentives.

Interest expense of $463 million for 2001 was $10 million, or 2 percent, higher than 2000 reflecting higher average debt levels, partially offset by lower interest rates.

Other expense was $40 million higher compared with 2000 primarily due to $75 million in losses recognized related to non-rail investments and fewer land sales in 2001. The non-rail investments consisted of FreightWise, Inc., an Internet transportation exchange; Pathnet Telecommunications, Inc., a telecommunications venture; a portfolio of other non-core real-estate investments; and a decline in the cash surrender value of company owned life insurance policies. Offsetting the above were $20 million of 2000 expenses related to the termination of the proposed BNSF business combination with Canadian National Railway Company (CN).

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

Net income in 2000 was $980 million, or $2.36 per share, compared with $1,137 million, or $2.44 per share, for 1999. The decrease in earnings per share is primarily due to the effect on net income of a $232 million increase in fuel expenses and recognition in 1999 of a gain of $50 million pretax in connection with prior period line sales, less costs of $13 million pretax related to those sales, partially offset by the favorable effect of the common stock repurchase program (see Liquidity and Capital Resources: Common Stock Repurchase Program).

Revenues

Total revenues for 2000 were $9,207 million or $12 million higher than 1999 revenues of $9,195 million. The $12 million increase primarily reflects increases in the Consumer and Industrial Products sectors partially offset by lower Coal and Agricultural Products revenues. Average revenue per car/unit decreased in 2000 to $1,116 from $1,125 in 1999. Volumes increased for the year but experienced a general slowing late in 2000 based on economic conditions which continued into 2001. During 2000, based on reporting to the AAR, BNSF's share of the western United States rail traffic market decreased 0.4 point to
43.1 percent.

Consumer Products revenues of $3,405 million improved $208 million, or 7 percent, compared with 1999 reflecting increases in the automotive, international, truckload, and perishable sectors, partially offset by decreases in the intermodal marketing companies (IMC) and direct marketing sectors. International revenues were up due to high levels of Trans-Pacific trade as well as market share gains. The growth in perishables was from the success of new service offerings and a partial recapture of the truck market. Automotive revenues increases were reflected by industry-wide automobile production for most of the year and more profitable longer haul traffic despite essentially flat volumes year-over-year. Increases in truckload revenues were partially offset by decreases in the direct marketing sector due to decreased loadings within the LTL sector and in the IMC sector due to pricing pressures and strong over the road competition.

Coal revenues of $2,131 million for 2000 decreased $95 million, or 4 percent, as a result of volume decreases due to a decrease in demand as a result of milder weather and high customer inventories that affected shipments for most of the year, while 1999 benefited from an inventory build up in preparation for possible Year 2000 outages.

Industrial Products revenues of $2,114 million for 2000 were $6 million higher than 1999 due to increases from the metals and minerals sectors, partially offset by decreased chemicals, forest products and machinery revenues. The metals sector increases were a result of a strong market for steel and increases in minerals were due to higher demand for clay and sand used in domestic oil production. These increases were partially offset by decreased shipments of industrial chemicals, softness in the forest products sector, and lower shipments of heavy machinery.

Agricultural Products revenues of $1,462 million for 2000 were $81 million, or 5 percent, lower than 1999 primarily due to weaker corn export shipments to the Pacific Northwest and Mexico, and decreased shipments of Gulf and Pacific Northwest wheat, both caused by worldwide crop competition. Revenues were also lower as a result of decreased shipments of bulk foods due to an oversupply of sugar and supplier price competition in the syrup market which resulted in less traffic.

Expenses

Total operating expenses for 2000 were $7,099 million, an increase of $109 million, or 2 percent, compared with operating expenses for 1999 of $6,990 million, despite a $232 million increase in fuel expenses.

Compensation and benefits expenses of $2,729 million were $43 million, or 2 percent, lower than 1999 primarily due to lower employment levels and reduced incentive expense partially offset by increased base wages.

Purchased services of $1,024 million for 2000 were $27 million, or 3 percent, lower than 1999 primarily as a result of decreased joint facility and contract switching charges as well as recoveries related to prior periods. This decrease was partially offset by increased contract equipment maintenance costs due to an increase in the number of locomotives under maintenance contracts and volume-related increases in ramping expenses.

Equipment rents expenses of $742 million were $10 million, or 1 percent, lower than 1999 as a result of lower lease rates on rail cars as well as a decrease in the number of leased agricultural commodity and coal cars, partially offset by increased locomotive rental expense.

Fuel expenses of $932 million for 2000 were $232 million, or 33 percent, higher than 1999, as a result of a 20-cent increase in the average all-in cost per gallon of diesel fuel, partially offset by a 1 percent decrease in consumption from 1,187 million gallons to 1,173 million gallons. The increase in the average all-in cost per gallon of diesel fuel includes a 34-cent increase in the average purchase price, partially offset by the increase in hedge benefit of 13 cents per gallon compared with additional expense from hedging of 1-cent per gallon in 1999.

Materials and other expenses of $777 million for 2000 were $41 million, or 5 percent, lower than 1999 principally reflecting: (i) reorganization costs of $48 million incurred in the second quarter of 1999 for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees (see Other Matters: Employee Merger and Separation Costs); (ii) lower current year environmental expenses and other materials costs compared with 1999; and (iii) higher current year gains from easement sales. Offsetting these decreases were: (i) $22 million of employee-related severance, medical and other benefit costs recorded in the second quarter of 2000 for approximately 150 involuntarily terminated employees, primarily material handlers in mechanical shops and trainmen reserve boards; (ii) $54 million credit for the reversal of certain liabilities associated with the consolidation of clerical functions in the second quarter 1999 (see Other Matters: Employee Merger and Separation Costs); (iii) the loss of previously earned state tax incentives in the second quarter 2000; and (iv) higher costs in 2000 related to the maintenance of leased equipment.

Interest expense for 2000 of $453 million increased $66 million, or 17 percent, principally reflecting higher debt levels resulting from the Company's share repurchase program and higher interest rates. Total debt increased to $6,846 million at December 31, 2000, from $5,813 million at December 31, 1999.

Other expense was $71 million higher compared with 1999 primarily due to a $50 million pretax deferred gain recognized during 1999 in connection with the sale of rail lines in Southern California in 1992 and 1993, and the recognition in 2000 of $20 million pretax of expenses related to the termination of the proposed combination with CN.

Liquidity and Capital Resources
-------------------------------
Cash generated from operations is BNSF's principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance including commercial paper, through the leasing of assets, and through the sale of a portion of its accounts receivable.

OPERATING ACTIVITIES

Net cash provided by operating activities was $2,197 million during 2001 compared with $2,317 million during 2000. The decrease in cash from operations was primarily due to a decrease in net income and deferred income taxes, and the receipt of a non-recurring $43 million special dividend from the Company's equity investment in TTX Company in the first quarter 2000. The decrease was partially offset by a $105 million increase in cash from operations resulting from changes in working capital. During 2001, the Company sold an additional $25 million of its accounts receivable under the accounts receivable sales program (A/R sales program).

INVESTING ACTIVITIES

Net cash used for investing activities was $1,564 million during 2001 compared with $1,680 million during 2000. The decrease in cash used primarily reflects the temporary acquisition of equipment in 2000 that the company ultimately sold and leased back through operating leases in 2001 and 2000 expenditures relating to FreightWise, Inc. These reductions are partially offset by an increase in cash capital expenditures.

A breakdown of cash capital expenditures during 2001, 2000 and 1999 is set forth in the following table:

Year Ended December 31,                    2001      2000       1999
-------------------------------------    -------   -------    -------
                                                (in millions)
Maintenance of way                       $   968   $   835     $  810
Mechanical                                   183       221        240
Information services                          69        66         74
Other                                        101       144        151
-------------------------------------    -------   -------    -------
Total maintenance of business            $ 1,321   $ 1,266    $ 1,275
New locomotives and freight cars               -         -        261
Expansion and other                          138       133        252
-------------------------------------    -------   -------    -------
     Total                               $ 1,459   $ 1,399    $ 1,788
-------------------------------------    =======   =======    =======

BNSF acquired all of the 100 locomotives it committed to acquire in 2001 through operating leases.

FINANCING ACTIVITIES

Net cash used for financing activities during 2001 was $618 million primarily related to common stock repurchases of $317 million, a net reduction in borrowings of $206 million and dividend payments of $190 million, partially offset by proceeds of $113 million resulting from the exercise of 5.3 million stock options.

In March 2001, $100 million of 33-year remarketable bonds issued in 1998 were called by the holder of the call option. BNSF subsequently purchased the option from the holder and retired the bonds and incurred an extraordinary loss of $6 million, net of tax, due to early retirement. Additionally, in March 2001, BNSF issued a $12 million, 5.96 percent note due April 2004.

In May 2001, the Company increased the amount of debt securities under its shelf registration, enabling it to issue debt securities in one or more series at an aggregate offering price not to exceed $1 billion, and issued $400 million of
6.75 percent notes due July 15, 2011. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper. Subsequent to this debt issuance, the Company had $600 million of capacity under the May 2001 shelf registration statement.

In February 2000, a put option on $100 million of medium-term notes paying a coupon of 6.10 percent was exercised by the holders and the Company repaid the holders primarily with proceeds from the issuance of commercial paper.

In April 2000, BNSF issued $300 million of 7.88 percent notes due April 2007 and $200 million of 8.13 percent debentures due April 2020. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases. At the time of issuing the $300 million of 7.88 percent notes and the $200 million of 8.13 percent debentures discussed above, the Company closed out two treasury lock transactions, each in an amount of $100 million, at gains of approximately $9 million and $13 million, respectively, which have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively.

In April 2000, BNSF Railway issued $50 million of privately placed debt collateralized by locomotives that were acquired in 1999. This debt carries an interest rate of 7.77 percent and has annual maturities through 2015.

In August 2000, BNSF issued $275 million of 7.95 percent debentures due August 2030. The net proceeds were used for general corporate purposes including the repayment of outstanding commercial paper, which increased primarily as a result of higher share repurchases. At the time of issuing these debentures, the Company closed out a treasury lock transaction in the amount of $100 million at a gain of approximately $8 million, which has been deferred and is being amortized to interest expense over the 30-year life of the debentures.

In December 2000, BNSF issued $300 million of 7.13 percent notes due December 2010. The net proceeds were used for general corporate purposes including the repayment of outstanding commercial paper, which increased primarily as a result of higher share repurchases. At the time of issuing these notes, the Company closed out a treasury lock transaction in the amount of $100 million at a gain of approximately $5 million, which has been deferred and is being amortized to interest expense over the 10-year life of the notes.

Aggregate long-term debt to mature in 2002 is $288 million. BNSF's ratio of total debt to total capital was 45.9 percent at December 31, 2001, compared with
47.8 percent at December 31, 2000, and 41.6 percent at December 31, 1999.

FREE CASH FLOW

BNSF generated free cash flow (calculated as cash flow from operations less capital expenditures, other investing activities and dividends paid) of $443 million, $431 million and $260 million during 2001, 2000 and 1999, respectively.

DIVIDENDS

Common stock dividends declared were $0.48 per share annually for 2001, 2000 and 1999. Dividends paid on common stock were $190 million, $206 million and $224 million during 2001, 2000 and 1999, respectively. On January 17, 2002, the Board of Directors (the Board) declared a quarterly dividend of 12 cents per share on outstanding shares of common stock, $0.01 par value, payable April 1, 2002, to stockholders of record on March 11, 2002.

COMMON STOCK REPURCHASE PROGRAM

In July 1997, the Board authorized the repurchase of up to 30 million shares of the Company's common stock from time to time in the open market. In December 1999, April 2000 and September 2000, the Board authorized extensions of the BNSF share-repurchase program, adding 30 million shares at each date to the total shares previously authorized bringing BNSF's share-repurchase program to 120 million shares. During 2001, 2000 and 1999, the Company repurchased approximately 11 million, 65 million, and 22 million shares, respectively, of its common stock at average prices of $27.76 per share, $23.16 per share, and $31.08 per share, respectively. Total repurchases through December 31, 2001, were 103 million shares at a total average cost of $25.74 per share, leaving 17 million shares available for repurchase out of the 120 million shares authorized.

LONG TERM DEBT AND LEASE OBLIGATIONS

The Company's business is capital intensive. BNSF has historically generated a significant amount of cash from operating activities which it uses to fund capital additions, service debt and pay dividends. Additionally, the Company relies on access to the debt and leasing markets to finance a portion of capital additions on a long-term basis. Free cash flow has also been used in recent years to repurchase common stock.

The Company utilizes a commercial paper program backed by bank revolving credit agreements to manage liquidity needs. The information below summarizes the more significant obligations of the Company at December 31, 2001. For 2002 and the foreseeable future, the Company expects that cash flow from operating activities, access to capital markets and bank revolving credit agreements will be sufficient to enable the Company to meet its obligations when due. The Company believes these sources of funds will also be sufficient to fund capital additions that are necessary to maintain its competitiveness and position the Company for future revenue growth.

The Company's ratio of earnings to fixed charges was 2.73 times for the year ended December 31, 2001. Additionally, the Company's ratio of net cash flow provided by operating activities divided by total average debt was 33 percent for the year ended December 31, 2001.

The following table summarizes the Company's obligations under long-term debt and lease obligations at December 31, 2001:

                                               Payments Due By Period
                                ---------------------------------------------------
                                            1 Year    2 - 3     4 - 5
                                  Total    or Less    Years     Years    Thereafter
                                --------   -------   -------   -------   ----------
                                                   (in millions)
Long-term debt(a)               $  5,979   $   221   $   248   $ 1,132   $    4,378
Capital lease obligations(b)         856       107       214       205          330
Operating leases(b)                5,187       404       769       668        3,346
                                --------   -------   -------   -------   ----------
     Total                      $ 12,022   $   732   $ 1,231   $ 2,005   $    8,054
                                ========   =======   =======   =======   ==========

(a) Excluding capital lease obligations
(b) Gross payments due which include an interest component

In addition to the obligations described above, the Company acts as guarantor for certain debt and lease obligations of others. BNSF does not expect to perform under these guarantees in the foreseeable future. See Notes 9 and 11 to the Consolidated Financial Statements.

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse affect on the Company's liquidity.

CREDIT AGREEMENTS

BNSF issues commercial paper from time to time which is supported by revolving credit agreements. At December 31, 2001 and 2000, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $1.75 billion. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF's senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The Company generally classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities. The commitments of the lenders under the short-term agreement allow borrowings of up to $1.0 billion and are scheduled to expire in June 2002. The Company has the ability to have any amounts then outstanding mature as late as June 2003. The remaining $750 million of commitments of the lenders under the long-term agreement are scheduled to expire in June 2005. Annual facility fees for the short-term and long-term facilities are currently
0.1 percent and 0.125 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings.

The maturity value of commercial paper outstanding at December 31, 2001, was $416 million, reducing the total capacity available under the revolving credit agreements to $1,334 million. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements.

The revolving credit agreements include covenants and events of default typical for this type of facility, including a minimum consolidated tangible net worth test, a maximum debt/capital test, and a $75 million cross-default provision. At December 31, 2001, the Company was in compliance with its debt covenants. BNSF's tangible net worth is $3.4 billion greater than the minimum consolidated tangible net worth required under the agreement, and the maximum debt/capital test provides approximately $4.6 billion of debt capacity above BNSF's outstanding debt as of December 31, 2001, before an event of default would occur under these covenants. With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both, a cure period or notice requirement before termination of the agreements. A voluntary bankruptcy or insolvency would be considered an immediate termination event.

SALE OF ACCOUNTS RECEIVABLE

BNSF's A/R sales program, as described in Note 6 of the Consolidated Financial Statements, includes a provision that allows the institutions participating in this program, at their option, to cancel the program if BNSF Railway's senior unsecured credit rating falls below investment grade. Upon cancellation, BNSF would not be able to sell additional receivables under this program. If such event were to occur, BNSF would expect to have sufficient liquidity remaining under its revolving credit agreements to fund the full amount of securities outstanding under the sales program. The receivable facility expires in 2002 and the Company intends to renew this facility under similar terms.

The Company is not aware of any pending significant adverse changes to its credit rating that would cause it or BNSF Railway to fall below investment grade.

Other Matters
-------------

CASUALTY AND ENVIRONMENTAL

Personal injury claims, including work-related injuries to employees, are a significant expense for the railroad industry. Employees of BNSF are compensated for work-related injuries according to the provisions of the Federal Employers' Liability Act (FELA). FELA's system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to significant increases in expense in past years. BNSF has implemented a number of safety programs to reduce the number of personal injuries as well as the associated claims and personal injury expense. BNSF made payments for personal injuries of approximately $173 million, $178 million and $179 million in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, the Company had recorded liabilities of $458 million and $436 million, respectively, related to both asserted and unasserted personal injury claims.

The Company's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF's operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at approximately 30 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental cleanup costs are initially recorded when BNSF's liability for environmental cleanup is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup, and historical trend analyses.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 390 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. BNSF paid approximately $72 million, $49 million and $67 million during 2001, 2000 and 1999, respectively, for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF has recorded liabilities for remediation and restoration of all known sites of $202 million at December 31, 2001, compared with $223 million at December 31, 2000. BNSF anticipates that the majority of the accrued costs at December 31, 2001, will be paid over the next five years. No individual site is considered to be material.

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

OTHER CLAIMS AND LITIGATION

BNSF and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF; although, an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

EMPLOYEE MERGER AND SEPARATION COSTS

Employee merger and separation costs activity was as follows (in millions):

                                                2001      2000      1999
-------------------------------------------    ------    ------    ------
Beginning balance at January 1,                $  310    $  356    $  474
Accruals                                           30        22        29
Payments                                          (55)      (58)      (93)
Other                                             (11)      (10)      (54)
-------------------------------------------    ------    ------    ------
     Ending balance at December 31,            $  274    $  310    $  356
-------------------------------------------    ======    ======    ======

Employee merger and separation liabilities of $274 million and $310 million are included in the consolidated balance sheets at December 31, 2001 and 2000, respectively, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and Other in the consolidated income statements. At December 31, 2001, $58 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid in 2002.

During the fourth quarter of 2001, the Company recorded a $66 million charge including $61 million for workforce reduction related costs. Of the $61 million, $30 million was recorded in Employee Merger and Separation Costs and $31 million was recorded for benefits to be received under the Company's retirement and medical plans.

Consolidation of Clerical Functions
Liabilities related to the consolidation of clerical functions were $69 million and $96 million at December 31, 2001 and 2000, respectively, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon consummation of the business combination of BNSF's predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999.

In 2001, 2000 and 1999, the Company recorded $6 million, $10 million and $54 million, respectively, of reversals for certain liabilities associated with the consolidation plan. These liabilities related to planned workforce reductions that are no longer required due to the Company's ability to place certain identified employees in alternate positions. The remaining liability balance at December 31, 2001, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

In the fourth quarter of 2001, the Company recorded a charge of $9 million of costs related to the reduction of approximately 40 material handlers and other clerical positions. In the second quarter of 2000, the Company recorded a charge of $17 million for severance, medical and other benefit costs related to approximately 140 material handlers in mechanical shops. Liabilities remaining at December 31, 2001, related to this program reflect elections to receive payments over the next several years rather than lump-sum payments.

Conductors, Trainmen and Locomotive Engineers
Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $170 million and $183 million at December 31, 2001 and 2000, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the Merger which, among other things, reduced train crew sizes and allowed for more flexible work rules. In 2001, the Company recorded a $5 million reversal of certain deferred benefits payable to reflect a change in estimates.

In the second quarter of 2000, the Company incurred $3 million of costs for severance, medical and other benefit costs for approximately 50 trainmen on reserve boards. The remaining reserve of less than $100 thousand at December 31, 2001, will be paid during the next year to severed employees who elected to receive their payments over time.

Non-Union Employee Severance
Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction, the second quarter 1999 reorganization, and the Merger were $35 million and $30 million at December 31, 2001 and 2000, respectively. These costs will be paid over the next several years based on deferral elections made by the employees.

During the fourth quarter of 2001, the Company reduced 400 positions through severance, normal attrition and the elimination of contractors. The Company recorded $21 million of expenses for severance, medical and other benefits associated with the costs of terminating 360 employees and approximately $31 million for benefits to be received under the Company's retirement and medical plans. Substantially all of these planned reductions were completed at December 31, 2001.

In the second quarter of 2000, the Company incurred $2 million of costs for severance, medical and other benefit costs for ten involuntarily terminated non-union positions. These planned reductions were completed at December 31, 2000.

In the second quarter of 1999, the Company incurred $45 million of reorganization costs for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated non-union employees. Components of the costs include approximately $29 million relating to severance costs for non-union employees and approximately $16 million for benefits to be received under the Company's retirement and medical plans. Substantially all of the planned reductions were made by September 30, 1999.

HEDGING ACTIVITIES

On January 1, 2001, BNSF adopted Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and recorded a cumulative transition benefit of $58 million, net of tax, to Accumulated Other Comprehensive Income (AOCI). The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for documentation and measurement of hedging activities.

The Company currently uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCI as a separate component of Stockholders' Equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel
Fuel costs represented 13 percent of total operating expenses during 2001 and 2000. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on annualized fuel consumption during 2001 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of December 31, 2001, BNSF had entered into fuel swap agreements utilizing Gulf Coast #2 heating oil to hedge the equivalent of approximately 296 million gallons of diesel fuel at an average price of approximately 57 cents per gallon. Additionally, as of December 31, 2001, BNSF had entered into costless collar agreements effective through 2002 for the equivalent of approximately 50 million gallons of diesel fuel at an average call price of approximately 65 cents per gallon and an average put price of approximately 57 cents per gallon. The above prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel. At December 31, 2001, BNSF's fuel-hedging program covered an average of 31 percent of estimated fuel purchases for 2002. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

As a result of adopting SFAS No. 133, the Company recorded a cumulative transition benefit of $56 million, net of tax, to AOCI related to deferred gains on transactions as of January 1, 2001. Subsequent changes in fair value for the effective portion of derivatives qualifying as hedges are recognized in Other Comprehensive Income (OCI) until the purchase of the related hedged item is recognized in earnings, at which time changes in fair value previously recorded in OCI are reclassified to earnings and recognized in fuel expense. During 2001, the Company recognized a loss of approximately

$100 thousand related to the ineffective portion of derivatives in fuel expense. At December 31, 2001, AOCI includes a pretax loss of $4 million, all of which relates to derivative transactions that will expire throughout 2002. Settled fuel hedging contracts are a $3 million payable and a $50 million receivable at December 31, 2001 and 2000, respectively, and are recorded in working capital.

BNSF measures the fair value of fuel swaps from daily forward price data provided by various external counterparties. To value a fuel swap, the Company uses a 3-month average of forward Gulf Coast #2 heating oil prices for the period hedged. The fair value of fuel costless collars is calculated and provided by the corresponding counterparty.

Between December 31, 2001 and January 31, 2002, the Company entered into additional fuel hedge transactions to hedge the equivalent of approximately 54 million gallons of diesel fuel in 2002 at an average price of 55 cents per gallon. At January 31, 2002, BNSF's fuel hedging program covered approximately 35 percent of estimated fuel purchases for 2002.

In addition, between December 31, 2001 and January 31, 2002, the Company entered into fuel swap agreements utilizing West Texas Intermediate (WTI) crude oil to hedge the equivalent of approximately 101 million and 50 million gallons of diesel fuel for 2003 and 2004, respectively, at an average price of $20.58 per barrel.

Interest Rate
From time to time, the Company enters into various interest rate-hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps as part of its interest rate risk management strategy.

The cumulative transition benefit of adopting SFAS No. 133 as of January 1, 2001, included $2 million, net of tax, related to deferred gains on closed-out derivatives which were used to lock the treasury rate on anticipated borrowings. The deferred gains for cash flow hedges in AOCI are being amortized to interest expense over the amount remaining in AOCI.

Cash Flow Hedges
----------------
The Company uses interest rate swaps to fix the LIBOR component of commercial paper. These swaps are accounted for as cash flow hedges under SFAS No. 133 and qualify for the short cut method of recognition. As of December 31, 2001, BNSF had entered into five separate interest rate swaps to fix the LIBOR component of $200 million of commercial paper at an average rate of 3.86 percent. The average floating rate BNSF received on the swaps, which fluctuates monthly, was 1.95 percent as of December 31, 2001. These swaps will expire in 2002 and 2003. As of December 31, 2001, AOCI included a pretax loss of $2 million related to the fair value of these interest rate swaps.

Fair Value Hedges
-----------------
The Company also enters into interest rate swaps to convert fixed-rate debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short cut method of recognition and, therefore, no portion of these swaps is treated as ineffective. As of December 31, 2001, BNSF had entered into five separate swaps on a notional amount of $500 million in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF as of December 31, 2001, was 4.16 percent and the average fixed rate BNSF is to receive is 7.13 percent. These swaps expire in 2004, 2005 and 2007. As of December 31, 2001, BNSF recorded an asset of $2 million in Other Current Assets for the fair value of these swaps.

BNSF's measurement of the fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

LABOR

Approximately 88 percent of BNSF Railway's employees are union-represented. BNSF Railway's union employees work under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers' Conference Committee (NCCC), BNSF's multi-employer collective bargaining representative, reached a final agreement with the Brotherhood of Maintenance of Way Employes (BMWE) resolving wage, work rule and benefit issues through 2004 which was implemented in July 2001. BMWE represents BNSF's track, bridge and building maintenance employees, about one-fourth of BNSF's unionized workforce. In June 2001, the NCCC reached a tentative agreement with the International Brotherhood of Electrical Workers (IBEW), which represents approximately five percent of BNSF's unionized workforce, addressing wage and work rule issues through 2004, but leaving health and welfare benefit issues for settlement in separate talks with other railroad unions. IBEW members failed to ratify the tentative agreement. No new talks with IBEW are scheduled. During the third quarter of 2000, the NCCC reached a tentative agreement with the United Transportation Union (UTU) covering wage and work rule issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, approximately one-third of BNSF's unionized workforce. This agreement is also subject to ratification by the UTU's membership. As in the tentative IBEW agreement, health and welfare benefit issues were not resolved with UTU and remain the subject of continuing negotiations.

Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway's contributions under the Railroad Retirement System have been approximately triple those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II), and other benefits. Investment of Tier II Railroad Retirement assets has until recently been limited to special interest-bearing U. S. Treasury securities. The Railroad Retirement and Survivors' Improvement Act (Act) of 2001 creates a new National Railroad Retirement Investment Trust to hold Tier II Railroad Retirement assets and empowers the trustees to invest these assets in the same types of investments available to private sector retirement plans. In addition to liberalizing certain retirement benefit requirements for rail employees, the Act reduces Tier II railroad retirement tax rates on rail employers beginning in 2002 and eliminates a supplemental annuity tax. The Company expects to realize savings of approximately $20 million in 2002 and $50 million in 2003. Future adjustments in the Tier II Railroad Retirement tax rates assessed on both rail employers and rail employees will depend on Railroad Retirement fund levels and annual savings could be as much as $80 million by 2005.

INFLATION

Due to the capital-intensive nature of BNSF's business, the full effect of inflation is not reflected in operating expenses because depreciation is based on historical cost. An assumption that all operating assets were depreciated at current price levels would result in substantially greater expense than historically reported amounts.

ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, which was effective for all business combinations initiated after June 30, 2001, and SFAS No. 142, Goodwill and Other Intangible Assets, which was effective for fiscal years beginning after December 15, 2001. SFAS No. 141 eliminates the pooling method of accounting for a business combination and requires that all combinations be accounted for using the purchase method. SFAS No. 142 addresses accounting for identifiable intangible assets, eliminates the amortization of goodwill, and provides specific steps for testing the impairment of goodwill. The Company's historical consolidated financial statements will be unaffected by these new standards.

The FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet completed its analysis of SFAS No. 143, although it does not currently expect implementation to have a significant effect on its results of operations or financial condition.

SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS No. 144 during the fourth quarter of 2001 did not have an impact on the consolidated financial statements.

FORWARD-LOOKING INFORMATION

To the extent that statements made by the Company relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both within the United States and globally, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which the Company is successful in gaining new long-term relationships or retaining existing ones, changes in fuel prices, and changes in labor costs and labor difficulties including stoppages; legal and regulatory factors: developments and changes in laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition and commodity concentrations, the Company's ability to achieve its operational and financial initiatives and to contain costs, as well as natural events such as severe weather, floods, earthquakes and other disruptions involving the Company's infrastructure, operating systems, and equipment.

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it on the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances or changes in beliefs.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments which inherently have some degree of market risk. The qualitative and quantitative information presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and Notes 3 and 9 of the Consolidated Financial Statements describe significant aspects of BNSF's financial instrument programs, which have a material market risk.

Interest Rate Sensitivity

From time to time, BNSF enters into various interest rate-hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt to manage its ratio of fixed-rate debt to floating-rate debt. BNSF's measurement of fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

As discussed in Note 3 in the Consolidated Financial Statements, the Company uses several types of interest rate swaps to minimize exposure to risk. These swaps are accounted for as cash flow or fair value hedges under SFAS No. 133.

All swap transactions outstanding with an interest rate component are reflected in the table below.

                                                                  December 31, 2001
                                 -----------------------------------------------------------------------------
                                                        Maturity Date
                                 -------------------------------------------------------
                                                                                    There-               Fair
                                     2002        2003     2004    2005     2006     after     Total      Value
                                     ----        ----     ----    ----     ----     -----     -----      -----
Cash Flow Hedges
----------------
Variable to Fixed LIBOR swaps
(in millions)                        $100        $100       -       -        -         -        $200      $(2)
Average Fixed Rate                  4.59%       3.14%       -       -        -         -       3.86%
Average Floating Rate               1.92%       1.98%       -       -        -         -       1.95%

Fair Value Hedges
-----------------
Fixed to Variable swaps (in
millions)                             -           -        $100    $300      -        $100      $500       $2
Average Fixed Rate                    -           -       8.63%   6.38%      -       7.88%     7.13%
Average Floating Rate                 -           -       6.18%   3.37%      -       4.51%     4.16%

The tables below provide information about BNSF's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates as of December 31, 2001 and 2000. For debt obligations, the tables present principal cash flows and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2001. The fair values presented in the table below do not include the fair value of the swaps.

                                                                      December 31, 2001
                                      ---------------------------------------------------------------------------------
                                                              Maturity Date
                                      --------------------------------------------------------------
                                                                                           There-                Fair
                                        2002      2003       2004      2005       2006     after      Total      Value
                                        ----      ----       ----      ----       ----     -----      -----      -----
Fixed-Rate Debt (in millions)           $288       $144      $152       $144      $430     $4,577    $5,735     $5,928
Average Interest Rate                  7.09%      7.19%     7.02%      7.12%     8.43%      7.07%     7.18%
Variable-Rate Debt (in millions)         -          -        $100       $716       -         $100      $916     $  943
Average Interest Rate                    -          -       8.47%      5.36%       -        7.73%     5.96%

                                                                      December 31, 2000
                                      ----------------------------------------------------------------------------------
                                                             Maturity Date
                                      -------------------------------------------------------------
                                                                                           There-                Fair
                                        2001      2002      2003       2004       2005     after      Total      Value
                                        ----      ----      ----       ----       ----     -----      -----      -----
Fixed-Rate Debt (in millions)           $232       $288      $145       $244      $440     $4,856    $6,205     $6,163
Average Interest Rate                  7.69%      7.09%     7.18%      7.70%     6.61%      7.22%     7.19%        -
Variable-Rate Debt (in millions)         -          -         -          -        $641        -        $641       $641
Average Interest Rate                    -          -         -          -       5.99%        -       5.99%        -

BNSF has included $416 million in 2005 maturities and $641 million in 2005 maturities of commercial paper and bank borrowings in the 2001 and 2000 tables, respectively.

In addition, maturities in 2003 included in the 2001 and 2000 tables exclude $175 million of 6.53 percent notes due 2037, which may be redeemed in 2003 at the option of the holder. Maturities in 2001 included in the 2000 table exclude $100 million of 6.05 percent notes due 2031 called by the holder of the call option in March of 2001. BNSF subsequently purchased the option from the holder and retired the bonds.

The fair value of BNSF's long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities. The carrying amount of commercial paper and bank debt approximates fair value because of the short maturity of these instruments.

Commodity Price Sensitivity

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. Swap transactions are typically based on the price of pipeline delivery of Gulf Coast #2 heating oil. BNSF either pays or receives the difference between the hedge price and the actual average price of Gulf Coast #2 heating oil during a specified determination period for a specified number of gallons. Swap transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices of diesel fuel and Gulf Coast #2 heating oil.

BNSF measures the fair value of Gulf Coast #2 heating oil swaps from daily forward price data provided by various external counterparties. To value a swap, the Company uses a 3-month average of forward Gulf Coast #2 heating oil prices for the period hedged. The fair value of fuel costless collars is calculated and provided by the corresponding counterparty. The tables below provide information about BNSF's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The tables present notional amounts in gallons and the weighted average contract prices by contractual maturity date. The prices included in the tables below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

                                                                     December 31, 2001
                                                                 --------------------------
                                                                    2002
                                                                  Maturity         Fair
                                                                    Date           Value
                                                                 ------------    ----------
              Diesel Fuel Swaps:
                      Gallons (in millions)                          296           $ (1)
                      Weighted average price per gallon            $0.57               -
              Diesel Fuel Costless Collars:
                      Gallons (in millions)                           50           $ (3)
                      Weighted average price per gallon - calls    $0.65               -
                      Weighted average price per gallon - puts     $0.57               -

                                                                December 31, 2000
                                                   ---------------------------------------------
                                                      Maturity Date
                                                   --------------------
                                                                                         Fair
                                                    2001        2002        Total        Value
                                                    ----        ----        -----        -----
Diesel Fuel Swaps:
        Gallons (in millions)                         277         101         378        $ 74
        Weighted average price per gallon           $0.49       $0.50       $0.50           -

At December 31, 2001 and 2000, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF's overall financial position and, therefore, represent no significant market exposure.

The Company entered into fuel hedge transactions between December 31, 2001 and January 31, 2002. See Other Matters: Hedging Activities in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements of BNSF and subsidiary companies, together with the report of independent accountants, are included as part of this filing.

The following documents are filed as a part of this report:

1.  Consolidated Financial Statements                                                                            Page

   Report of Independent Accountants .........................................................................    26
   Consolidated Statements of Income for the three years ended December 31, 2001 .............................    27
   Consolidated Balance Sheets as of December 31, 2001 and 2000 ..............................................    28
   Consolidated Statements of Cash Flows for the three years ended December 31, 2001 .........................    29
   Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2001 ....    30
   Notes to Consolidated Financial Statements ................................................................  31-48

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board
of Directors of Burlington
Northern Santa Fe Corporation
and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Burlington Northern Santa Fe Corporation and subsidiary companies at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 14 (a)(2) on page 51 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Fort Worth, Texas
February 6, 2002

            BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in millions, except per share data)

-----------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                2001               2000              1999
---------------------------------------------------------------    ---------------    --------------    ---------------
Revenues                                                           $      9,208       $      9,207      $      9,195
                                                                   ---------------    --------------    ---------------
Operating expenses:
    Compensation and benefits                                             2,850              2,729             2,772
    Purchased services                                                    1,084              1,024             1,051
    Depreciation and amortization                                           909                895               897
    Equipment rents                                                         740                742               752
    Fuel                                                                    973                932               700
    Materials and other                                                     897                777               818
                                                                   ---------------    --------------    ---------------
       Total operating expenses                                           7,453              7,099             6,990
---------------------------------------------------------------    ---------------    --------------    ---------------
          Operating income                                                1,755              2,108             2,205
Interest expense                                                            463                453               387
Other (income) expense, net                                                 110                 70                (1)
                                                                   ---------------    --------------    ---------------
    Income before income taxes and extraordinary charge                   1,182              1,585             1,819
Income tax expense                                                          445                605               682
                                                                   ---------------    --------------    ---------------
    Income before extraordinary charge                                      737                980             1,137
Extraordinary charge, net                                                     6                  -                 -
                                                                   ---------------    --------------    ---------------
          Net income                                               $        731       $        980      $      1,137
---------------------------------------------------------------    ---------------    --------------    ---------------
Earnings per share:
  Basic earnings per share                                         $       1.90       $       2.38      $       2.46
     (before extraordinary charge)
  Basic earnings per share                                         $       1.89       $       2.38      $       2.46
     (after extraordinary charge)
  Diluted earnings per share                                       $       1.89       $       2.36      $       2.44
     (before extraordinary charge)
  Diluted earnings per share                                       $       1.87       $       2.36      $       2.44
     (after extraordinary charge)
---------------------------------------------------------------    ---------------    --------------    ---------------
Average shares (in millions):
    Basic                                                                 387.3              412.1             463.2
    Dilutive effect of stock awards                                         3.4                3.1               3.6
                                                                   ---------------    --------------    ---------------
    Diluted                                                               390.7              415.2             466.8
---------------------------------------------------------------    ---------------    --------------    ---------------

See accompanying Notes to Consolidated Financial Statements.

            BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   (Dollars in millions, shares in thousands)

---------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                  2001               2000
-------------------------------------------------------------------------------------    ---------------    ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $            26    $            11
   Accounts receivable, net                                                                       172                314
   Materials and supplies                                                                         191                220
   Current portion of deferred income taxes                                                       306                299
   Other current assets                                                                            28                132
                                                                                         ---------------    ---------------
     Total current assets                                                                         723                976

Property and equipment, net                                                                    23,110             22,369
Other assets                                                                                      888              1,030
                                                                                         ---------------    ---------------
        Total assets                                                                  $        24,721    $        24,375
=====================================================================================    ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other current liabilities                                     $         1,873    $         1,954
   Long-term debt due within one year                                                             288                232
                                                                                         ---------------    ---------------
      Total current liabilities                                                                 2,161              2,186

Long-term debt and commercial paper                                                             6,363              6,614
Deferred income taxes                                                                           6,731              6,422
Casualty and environmental liabilities                                                            423                430
Employee merger and separation costs                                                              216                262
Other liabilities                                                                                 978                981
                                                                                         ---------------    ---------------
     Total liabilities                                                                         16,872             16,895
-------------------------------------------------------------------------------------    ---------------    ---------------
Commitments and contingencies (see Notes 3, 9 and 11)

Stockholders' equity:
   Common stock, $0.01 par value 600,000 shares authorized;
      492,818 shares and 486,637 shares issued, respectively                                        5                  5
   Additional paid-in-capital                                                                   5,584              5,428
   Retained earnings                                                                            5,048              4,505
   Treasury stock, at cost, 107,041 shares and 95,045 shares, respectively                     (2,745)            (2,413)
   Unearned compensation                                                                          (34)               (35)
   Accumulated other comprehensive loss                                                            (9)               (10)
                                                                                         ---------------    ---------------
     Total stockholders' equity                                                                 7,849              7,480
                                                                                         ---------------    ---------------
       Total liabilities and stockholders' equity                                     $        24,721    $        24,375
=====================================================================================    ===============    ===============

See accompanying Notes to Consolidated Financial Statements.

            BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Dollars in millions)

-------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                               2001          2000         1999
---------------------------------------------------------------------------------  -----------   -----------   ----------
OPERATING ACTIVITIES
   Net income                                                                    $      731   $       980   $    1,137
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                     909           895          897
      Deferred income taxes                                                             302           353          444
      Extraordinary charge                                                                9             -            -
      Employee merger and separation costs paid                                         (55)          (58)         (93)
      Other, net                                                                         82            33         (112)
   Changes in current assets and liabilities:
      Accounts receivable, net                                                          142            83          127
      Materials and supplies                                                             29            35          (11)
      Other current assets                                                              103           (66)         (32)
      Accounts payable and other current liabilities                                    (55)           62           67
                                                                                   -----------   -----------   ----------
        Net cash provided by operating activities                                     2,197         2,317        2,424
---------------------------------------------------------------------------------  -----------   -----------   ----------
INVESTING ACTIVITIES
   Capital expenditures                                                              (1,459)       (1,399)      (1,788)
   Other, net                                                                          (105)         (281)        (152)
                                                                                   -----------   -----------   ----------
        Net cash used for investing activities                                       (1,564)       (1,680)      (1,940)
---------------------------------------------------------------------------------  -----------   -----------   ----------
FINANCING ACTIVITIES
   Net (decrease) increase in commercial paper and bank borrowings                     (226)          169          (23)
   Proceeds from issuance of long-term debt                                             400         1,125          679
   Payments on long-term debt                                                          (380)         (260)        (293)
   Dividends paid                                                                      (190)         (206)        (224)
   Proceeds from stock options exercised                                                113            13          121
   Purchase of BNSF common stock                                                       (317)       (1,496)        (688)
   Other, net                                                                           (18)            7          (59)
                                                                                   -----------   -----------   ----------
        Net cash used for financing activities                                         (618)         (648)        (487)
                                                                                   -----------   -----------   ----------
   Increase (decrease) in cash and cash equivalents                                      15           (11)          (3)
   Cash and cash equivalents:
      Beginning of year                                                                  11            22           25
                                                                                   -----------   -----------   ----------
      End of year                                                                $       26   $        11   $       22
=================================================================================  ===========   ===========   ==========
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid, net of amounts capitalized                                     $      494   $       447   $      385
   Income taxes paid, net of refunds                                             $      102   $       304   $      138
=================================================================================  ===========   ===========   ==========

See accompanying Notes to Consolidated Financial Statements.

            BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

        (Shares in thousands, dollars in millions, except per share data)

-------------------------------------------------------------------------------------------------------------------------------
                                                      Common                                      Accumulated
                                                     Stock and                                        Other            Total
                                  Common   Treasury   Paid-in    Retained  Treasury  Unearned    Comprehensive    Stockholders'
                                  Shares    Shares    Capital    Earnings    Stock  Compensation  Income (Loss)       Equity
--------------------------------- -------- --------- ---------- ---------- -------- ------------ ---------------  -------------
Balance at December 31, 1998      477,436    (6,961)  $ 5,218   $ 2,811    $  (206)   $    (31)      $      (8)       $ 7,784

Comprehensive income:
   Net income                                               -     1,137          -           -               -          1,137
   Minimum pension liability
    adjustment, net of tax
    expense of $0.5                                         -         -          -           -               1              1
                                                     ---------- ---------- -------- ------------ ---------------  -------------
     Total comprehensive income                             -     1,137          -           -               1          1,138
                                                     ---------- ---------- -------- ------------ ---------------  -------------

Common stock dividends,
  $0.48 per share                       -         -         -      (222)         -           -               -           (222)
Adjustments associated with
  unearned compensation,
  restricted stock                    811      (332)       14         -          -           2               -             16
Exercise of stock options and
  related tax benefit of $28        6,325      (600)      163         -        (19)          -               -            144
Purchase of BNSF common stock           -   (22,120)        -         -       (688)          -               -           (688)
--------------------------------- -------- --------- ---------- ---------- -------- ------------ ---------------  -------------
Balance at December 31, 1999      484,572   (30,013)  $ 5,395   $ 3,726    $  (913)   $    (29)      $      (7)       $ 8,172

Comprehensive income:
   Net income                                               -       980          -           -               -            980
   Minimum pension liability
    adjustment, net of tax
    benefit of $1.5                                         -         -          -           -              (3)            (3)
                                                     ---------- ---------- -------- ------------ ---------------  -------------
     Total comprehensive income                             -       980          -           -              (3)           977
                                                     ---------- ---------- -------- ------------ ---------------  -------------

Common stock dividends,
  $0.48 per share                       -         -         -      (197)         -           -               -           (197)
Adjustments associated with
  unearned compensation,
  restricted stock                    808      (297)       14         -          -          (6)              -              8
Exercise of stock options
  and related tax benefit of $8.6   1,257      (154)       24         -         (4)          -               -             20
Shares issued from treasury             -         2         -         -          -           -               -              -
Shareholder rights redemption           -         -         -        (4)         -           -               -             (4)
Purchase of BNSF common stock           -   (64,583)        -         -     (1,496)          -               -         (1,496)
--------------------------------- -------- --------- ---------- ---------- -------- ------------ ---------------  -------------
Balance at December 31, 2000      486,637   (95,045)  $ 5,433   $ 4,505     (2,413)   $    (35)      $     (10)       $ 7,480

Comprehensive income:
   Net income                                               -       731          -           -               -            731
   Cumulative effect of
     adoption of SFAS No. 133,
     net of tax expense of $36                              -         -          -           -              58             58
   Gain on derivative instruments,
     included in net income, net
     of tax expense of $18                                  -         -          -           -             (30)           (30)
   Change in fair value of
     derivative instruments,
     net of tax benefit of $18                              -         -          -           -             (29)           (29)
   Minimum pension liability
    adjustment, net of tax
    expense of $1.3                                         -         -          -           -               2              2
                                                     ---------- ---------- -------- ------------ ---------------  -------------
     Total comprehensive income                             -       731          -           -               1            732
                                                     ---------- ---------- -------- ------------ ---------------  -------------

Common stock dividends,
  $0.48 per share                       -         -         -      (188)         -           -               -           (188)
Adjustments associated with
  unearned compensation,
  restricted stock                    899       (86)       15         -          -           1               -             16
Exercise of stock options and
  related tax benefit of $17        5,282      (478)      141         -        (15)          -               -            126
Purchase of BNSF common stock           -   (11,432)        -         -       (317)          -               -           (317)
--------------------------------- -------- --------- ---------- ---------- -------- ------------ ---------------  -------------
Balance at December 31, 2001      492,818  (107,041)  $ 5,589   $ 5,048    $(2,745)   $    (34)      $      (9)       $ 7,849
================================= ======== ========= ========== ========== ======== ============ ===============  =============

See accompanying Notes to Consolidated Financial Statements.

            BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

Burlington Northern Santa Fe Corporation, including its majority-owned subsidiaries (collectively, BNSF or Company), is engaged primarily in railroad transportation through its principal subsidiary, The Burlington Northern and Santa Fe Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America with approximately 33,000 route miles covering 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer and Industrial Products, Coal, and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 37 percent, 23 percent, 23 percent and 17 percent, respectively, of total revenues for the year ended December 31, 2001.

2.  ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of BNSF, including its principal subsidiary BNSF Railway, all of which are separate legal entities. All significant intercompany accounts and transactions have been eliminated.

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

PROPERTY AND EQUIPMENT, NET

Property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. Upon normal sale or retirement of depreciable railroad property, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Significant premature retirements and the disposal of land and non-rail property are recorded as gains or losses at the time of their occurrence.

The Company self-constructs portions of its track structure and rebuilds certain classes of rolling stock. In addition to direct labor and material, certain indirect costs are capitalized. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. Property and equipment are stated at cost.

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

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

PERSONAL INJURY CLAIMS

Personal injury liabilities are estimated on an actuarial basis. Incurred but not reported liabilities are included in the estimates based on historical experience. Estimates for these liabilities are not discounted.

STOCK OPTIONS

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense is recognized for its fixed stock option plans as the exercise price equals the stock price on the date of grant.

RECLASSIFICATIONS

Certain comparative prior year amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported operating income and net income.

3.  HEDGING ACTIVITIES

On January 1, 2001, BNSF adopted Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and recorded a cumulative transition benefit of $58 million, net of tax, to Accumulated Other Comprehensive Income (AOCI). The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for documentation and measurement of hedging activities.

The Company currently uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCI as a separate component of Stockholders' Equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel
Fuel costs represented 13 percent of total operating expenses during 2001 and 2000. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on annualized fuel consumption during 2001 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of December 31, 2001, BNSF had entered into fuel swap agreements utilizing Gulf Coast #2 heating oil to hedge the equivalent of approximately 296 million gallons of diesel fuel at an average price of approximately 57 cents per gallon. Additionally, as of December 31, 2001, BNSF had entered into costless collar agreements effective through 2002 for the equivalent of approximately 50 million gallons of diesel fuel at an average call price of approximately 65 cents per gallon and an average put price of approximately 57 cents per gallon. The above prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel. At December 31, 2001, BNSF's fuel-hedging program covered an average of 31 percent of estimated fuel purchases for 2002. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

As a result of adopting SFAS No. 133, the Company recorded a cumulative transition benefit of $56 million, net of tax, to AOCI related to deferred gains on transactions as of January 1, 2001. Subsequent changes in fair value for the effective portion of derivatives qualifying as hedges are recognized in Other Comprehensive Income (OCI) until the purchase of the related hedged item is recognized in earnings, at which time changes in fair value previously recorded in OCI are reclassified to earnings and recognized in fuel expense. During 2001, the Company recognized a loss of approximately $100 thousand related to the ineffective portion of derivatives in fuel expense. At December 31, 2001, AOCI includes a pretax loss of $4 million, all of which relates to derivative transactions that will expire throughout 2002. Settled fuel hedging contracts are a $3 million payable and a $50 million receivable at December 31, 2001 and 2000, respectively, and are recorded in working capital.

BNSF measures the fair value of fuel swaps from daily forward price data provided by various external counterparties. To value a fuel swap, the Company uses a 3-month average of forward Gulf Coast #2 heating oil prices for the period hedged. The fair value of fuel costless collars is calculated and provided by the corresponding counterparty.

Interest Rate
From time to time, the Company enters into various interest rate-hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps as part of its interest rate risk management strategy.

The cumulative transition benefit of adopting SFAS No. 133 as of January 1, 2001, included $2 million, net of tax, related to deferred gains on closed-out derivatives which were used to lock the treasury rate on anticipated borrowings. The deferred gains for cash flow hedges in AOCI are being amortized to interest expense over the amount remaining in AOCI.

As discussed in Note 9, at the time of issuing the $300 million of 7.88 percent notes and the $200 million of 8.13 percent debentures in April 2000, the Company closed out two treasury lock transactions, each in an amount of $100 million, at gains of approximately $9 million and $13 million, respectively. These gains have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively.

Also discussed in Note 9, at the time of issuing the $275 million of 7.95 percent debentures in August 2000 and the $300 million of 7.13 percent notes in December 2000, the Company closed out two treasury lock transactions, each in an amount of $100 million, at gains of $8 million and $5 million, respectively. These gains have been deferred and are being amortized to interest expense over the lives of the debentures and notes, respectively.

Cash Flow Hedges
----------------
The Company uses interest rate swaps to fix the LIBOR component of commercial paper. These swaps are accounted for as cash flow hedges under SFAS No. 133 and qualify for the short cut method of recognition. As of December 31, 2001, BNSF had entered into five separate interest rate swaps to fix the LIBOR component of $200 million of commercial paper at an average rate of 3.86 percent. The average floating rate BNSF received on the swaps, which fluctuates monthly, was 1.95 percent as of December 31, 2001. These swaps will expire in 2002 and 2003. As of December 31, 2001, AOCI included a pretax loss of $2 million related to the fair value of these interest rate swaps.

Fair Value Hedges
-----------------
The Company also enters into interest rate swaps to convert fixed-rate debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short cut method of recognition and, therefore, no portion of these swaps is treated as ineffective. As of December 31, 2001, BNSF had entered into five separate swaps on a notional amount of $500 million in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF as of December 31, 2001, was 4.16 percent and the average fixed rate BNSF is to receive is 7.13 percent. These swaps expire in 2004, 2005 and 2007. As of December 31, 2001, BNSF recorded an asset of $2 million in Other Current Assets for the fair value of these swaps.

BNSF's measurement of the fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

4.  OTHER (INCOME) EXPENSE, NET

Other (income) expense, net includes the following (in millions):

Year Ended December 31,                                                        2001          2000          1999
--------------------------------------------------------------------------  ------------  ------------  ------------
Gain on property dispositions                                                  $  (20)       $  (29)       $  (26)
Write-down of non-rail investments                                                 75             -             -
Accounts receivable sale fees                                                      30            40            33
Merger costs                                                                        -            20             -
Deferred gain on prior period line sale                                             -             -           (50)
Miscellaneous, net                                                                 25            39            42
--------------------------------------------------------------------------  ------------  ------------  ------------
     Total                                                                     $  110        $   70        $   (1)
--------------------------------------------------------------------------  ============  ============  ============

Losses recognized in 2001 related to non-rail investments consisted primarily of FreightWise, Inc., an Internet transportation exchange; Pathnet
Telecommunications, Inc., a telecommunications venture; a decline in the cash surrender value of company owned life insurance policies; and a portfolio of other non-core real-estate investments.

In 1999, BNSF and Canadian National Railway Company (CN) entered into an agreement to combine the two companies. In 2000, BNSF and CN announced their mutual termination of the combination agreement with neither party paying any break-up fees. Due to the termination, the Company recorded $20 million pretax in costs related to the combination. These costs would have been included as part of the purchase price had the combination been consummated.

BNSF recognized a $50 million deferred gain in 1999 in connection with the sale of rail lines in southern California in 1992 and 1993 that was partially offset by $13 million of costs related to those sales.

5.  INCOME TAXES

Income tax expense was as follows (in millions):

Year Ended December 31,                                                        2001          2000          1999
--------------------------------------------------------------------------  ------------  ------------  ------------
Current:
     Federal                                                                   $  130        $  225        $  213
     State                                                                         11            27            25
--------------------------------------------------------------------------  ------------  ------------  ------------
          Total current                                                           141           252           238
--------------------------------------------------------------------------  ------------  ------------  ------------

Deferred:
     Federal                                                                      260           303           376
     State                                                                         44            50            68
--------------------------------------------------------------------------  ------------  ------------  ------------
          Total deferred                                                          304           353           444
--------------------------------------------------------------------------  ------------  ------------  ------------
          Total                                                                $  445        $  605        $  682
--------------------------------------------------------------------------  ============  ============  ============

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

Year Ended December 31,                                                        2001          2000          1999
--------------------------------------------------------------------------  ------------  ------------  ------------
Federal statutory income tax rate                                                 35.0%         35.0%         35.0%
State income taxes, net of federal tax benefit                                     3.0           3.2           3.3
Other, net                                                                        (0.3)          -            (0.8)
--------------------------------------------------------------------------  ------------  ------------  ------------
     Effective tax rate                                                           37.7%         38.2%         37.5%
--------------------------------------------------------------------------  ============  ============  ============

The components of deferred tax assets and liabilities were as follows (in millions):

December 31,                                                                   2001          2000
--------------------------------------------------------------------------  ------------  ------------
Deferred tax liabilities:
     Depreciation and amortization                                            $(6,671)      $(6,382)
     Other                                                                       (458)         (477)
--------------------------------------------------------------------------  ------------  ------------
          Total deferred tax liabilities                                       (7,129)       (6,859)
                                                                            ------------  ------------
Deferred tax assets:
     Casualty and environmental                                                   274           273
     Employee merger and separation costs                                         105           119
     Post-retirement benefits                                                      99            95
     Other                                                                        226           249
--------------------------------------------------------------------------  ------------  ------------
          Total deferred tax assets                                               704           736
--------------------------------------------------------------------------  ------------  ------------
          Net deferred tax liability                                          $(6,425)      $(6,123)
                                                                            ============  ============

Noncurrent deferred income tax liability                                      $(6,731)      $(6,422)
Current deferred income tax asset                                                 306           299
--------------------------------------------------------------------------  ------------  ------------
           Net deferred tax liability                                         $(6,425)      $(6,123)
--------------------------------------------------------------------------  ============  ============

The federal income tax returns of BNSF's predecessor companies, Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (SFP) have been examined through 1994 and the merger date in September 1995, respectively. All years prior to 1992 for BNI and 1993 for SFP are closed. Issues relating to the years 1992 through 1994 for BNI and for years 1993 through the merger date September 1995 for SFP are being contested through various stages of administrative appeal. BNSF is currently under Internal Revenue Service examination for years 1995 through 1999. In addition, BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Management believes that adequate provision has been made for any adjustment that might be assessed for open years through 2001.

6.  ACCOUNTS RECEIVABLE, NET

BNSF maintains an allowance for uncollectible accounts receivable. At December 31, 2001 and 2000, $65 million and $49 million, respectively, of such allowances had been recorded.

BNSF Railway, through a special purpose subsidiary, sells variable rate certificates that mature in 2002 under its accounts receivable sales program (A/R sales program). The certificates evidence undivided interests in an accounts receivable master trust. The master trust's assets include an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable that are used to support the certificates. In 2001, BNSF Railway increased capacity to sell variable rate certificates under the A/R sales program by $100 million to $700 million.

Certificates outstanding under the A/R sales program were $625 million and $600 million at December 31, 2001 and 2000, respectively, which provided $25 million of cash for 2001. These certificates were supported by $844 million of receivables at December 31, 2001, and $882 million of receivables at December 31, 2000. When BNSF sells these receivables to the master trust, it retains an undivided interest in the receivables sold. Due to a relatively short collection cycle, the fair value of this undivided interest is calculated as the gross amount of receivables less an allowance for uncollectible accounts. At December 31, 2001 and 2000, BNSF's retained interest in these receivables totaled $219 million and $282 million, respectively, less the normal allowances for uncollectible accounts. The retained interest in 2001 and 2000 reflects the total receivables sold less $625 million and $600 million, respectively, of receivables derecognized in connection with the sale of the certificates. The investors in the master trust have no recourse to BNSF Railway's other assets.

BNSF Railway has retained the collection responsibility with respect to the accounts receivable. The costs of the sales of receivables to the master trust vary monthly relative to certain interest rates. These costs are included in Other (Income) Expense, Net. The costs of these sales in 2001 and 2000 were $30 million and $40 million, respectively. These costs were based on weighted average interest rates of 4.8 percent in 2001 and 6.7 percent in 2000. Proceeds from collections reinvested in the A/R sales program were approximately $10 billion in both 2001 and 2000.

BNSF's A/R sales program includes a provision that allows the institutions participating in this program, at their option, to cancel the program if BNSF Railway's senior unsecured credit rating falls below investment grade. Upon cancellation, BNSF would not be able to sell additional receivables under this program. If such event were to occur, BNSF would have sufficient liquidity remaining under its revolving credit agreements to fund the full amount of securities outstanding under the A/R sales program at December 31, 2001. The Company is not aware of any pending significant adverse changes to credit ratings that would cause BNSF Railway to fall below investment grade.

7.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net (in millions), and the weighted average annual depreciation rate (%) were as follows:

                                                                                                             2001
                                                                                                         Depreciation
December 31,                                                                   2001           2000           Rate
--------------------------------------------------------------------------  ------------  -------------  ------------
Land                                                                        $   1,430        $ 1,420             - %
Track structure                                                                12,455         11,900            3.9
Other roadway                                                                   9,426          9,137            2.5
Locomotives                                                                     2,759          2,799            5.7
Freight cars and other equipment                                                1,719          1,821            5.0
Computer hardware and software                                                    266            362           16.2
--------------------------------------------------------------------------  ------------  -------------
     Total cost                                                                28,055         27,439
Less accumulated depreciation and amortization                                 (4,945)        (5,070)
--------------------------------------------------------------------------  ------------  -------------
     Property and equipment, net                                            $  23,110       $ 22,369
--------------------------------------------------------------------------  ============  =============

The consolidated balance sheets at December 31, 2001 and 2000, included $1,202 million and $1,195 million, respectively, for property and equipment under capital leases, primarily for locomotives.

8.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in millions):

December 31,                                                                    2001           2000
--------------------------------------------------------------------------  ------------   ------------
Compensation and benefits payable                                              $  354         $  352
Casualty and environmental liabilities                                            237            229
Tax liabilities                                                                   180            143
Rents and leases                                                                  166            142
Accounts payable                                                                  160            212
Contract allowances                                                               127            109
Accrued interest                                                                  118            114
Employee merger and separation costs                                               58             49
Other                                                                             473            604
--------------------------------------------------------------------------  ------------  -------------
     Total                                                                    $ 1,873        $ 1,954
--------------------------------------------------------------------------  ============  =============

9.  DEBT

Debt outstanding was as follows (in millions):

December 31,                                                                                        2001         2000
----------------------------------------------------------------------------------------------   -----------  -----------
Notes and debentures, weighted average rate of 6.8 percent, due 2002 to 2097                      $ 4,500      $ 4,294
Equipment obligations, weighted average rate of 7.3 percent, due 2002 to 2016                         677          742
Capitalized lease obligations, weighted average rate of 6.6 percent, due 2002 to 2016                 672          736
Mortgage bonds, weighted average rate of 7.9 percent, due 2002 to 2047                                425          467
Commercial paper, 2.1 percent, variable                                                               416          567
Bank borrowings                                                                                         -           74
Unamortized discount and other, net                                                                   (39)         (34)
----------------------------------------------------------------------------------------------   -----------  -----------
     Total                                                                                          6,651        6,846
Less current portion of long-term debt                                                               (288)        (232)
----------------------------------------------------------------------------------------------   -----------  -----------
     Long-term debt                                                                               $ 6,363      $ 6,614
----------------------------------------------------------------------------------------------   ===========  ===========

Certain BNSF Railway properties and other assets are subject to liens securing $425 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and capital leases.

Aggregate long-term debt scheduled maturities for 2002 through 2006 are $288 million, $144 million, $252 million, $860 million (including commercial paper of $416 million) and $430 million, respectively. Maturities in 2003 exclude $175 million of 6.53 percent notes due 2037, which may be redeemed in 2003 at the option of the holder. There were no bank borrowings outstanding at December 31, 2001. BNSF had bank borrowings outstanding at December 31, 2000, with maturity values of $75 million and interest rates similar to commercial paper which, upon maturity, was replaced with commercial paper or other bank borrowings.

The carrying amounts of BNSF's long-term debt and commercial paper at December 31, 2001 and 2000, were $6,651 million and $6,846 million, respectively, while the estimated fair values at December 31, 2001 and 2000, were $6,871 million and $6,804 million, respectively. The fair value of BNSF's long-term debt is primarily based on quoted market prices for the same or similar issues or on the current rates that would be offered to BNSF for debt of the same remaining maturities. The carrying amount of commercial paper and bank debt approximates fair value because of the short maturity of these instruments.

NOTES AND DEBENTURES

In March 2001, $100 million of 33-year remarketable bonds issued in 1998 were called by the holder of the call option. BNSF subsequently purchased the option from the holder and retired the bonds, and incurred an extraordinary loss of $6 million, net of tax, due to early retirement. Additionally in March 2001, BNSF issued a $12 million, 5.96 percent note due April 2004.

In May 2001, the Company increased the amount of debt securities under its shelf registration, enabling it to issue debt securities in one or more series at an aggregate offering price not to exceed $1 billion, and issued $400 million of
6.75 percent notes due July 15, 2011. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper. Subsequent to this debt issuance, the Company had $600 million of capacity under the May 2001 shelf registration statement.

In December 2001, BNSF entered into five separate interest rate swaps to convert $500 million of fixed-rate debt to floating-rate debt. The average floating rate to be paid by BNSF as of December 31, 2001, on the five swaps was 4.16 percent, and the average fixed rate BNSF is to receive is 7.13 percent. The floating rate fluctuates quarterly. These swaps expire in 2004, 2005 and 2007.

In February 2000, a put option on $100 million of medium-term notes paying a coupon of 6.10 percent was exercised by the holders and the Company repaid the holders primarily with proceeds from the issuance of commercial paper.

In April 2000, BNSF issued $300 million of 7.88 percent notes due April 2007 and $200 million of 8.13 percent debentures due April 2020. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper which increased primarily as a result of higher share repurchases. At the time of issuing the $300 million of 7.88 percent notes and the $200 million of
8.13 percent debentures discussed above, the Company closed out two treasury lock transactions, each in an amount of $100 million, at gains of approximately $9 million and $13 million, respectively, which have been deferred and are being amortized to interest expense over the lives of the notes and the debentures, respectively.

In August 2000, BNSF issued $275 million of 7.95 percent debentures due August 2030. The net proceeds were used for general corporate purposes including the repayment of outstanding commercial paper, which increased primarily as a result of higher share repurchases. At the time of issuing these debentures, the Company closed out a treasury lock transaction in the amount of $100 million at a gain of approximately $8 million which has been deferred and is being amortized to interest expense over the 30-year life of the debentures.

In December 2000, BNSF issued $300 million of 7.13 percent notes due December 2010. The net proceeds were used for general corporate purposes including the repayment of outstanding commercial paper, which increased primarily as a result of higher share repurchases. At the time of issuing these notes, the Company closed out a treasury lock transaction in the amount of $100 million at a gain of approximately $5 million which has been deferred and is being amortized to interest expense over the 10-year life of the notes.

EQUIPMENT OBLIGATIONS

In April 2000, BNSF Railway issued $50 million of privately placed debt collateralized by locomotives that were acquired in 1999. This debt carries an interest rate of 7.77 percent and has annual maturities through 2015.

COMMERCIAL PAPER AND BANK BORROWINGS

BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. At December 31, 2001 and 2000, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $1.75 billion. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF's senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The Company generally classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities. The commitments of the lenders under the short-term agreement allow borrowings of up to $1.0 billion and are scheduled to expire in June 2002. The Company has the ability to have any amounts then outstanding mature as late as June 2003. The remaining $750 million of commitments of the lenders under the long-term agreement are scheduled to expire in June 2005. Annual facility fees for the short-term and long-term facilities are currently 0.1 percent and 0.125 percent, respectively, and are subject to change based upon changes in BNSF's senior unsecured debt ratings.

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

In October 2001, BNSF entered into an interest rate swap to fix the LIBOR component of $25 million of commercial paper at 2.77 percent. The effective date of this swap was October 5, 2001, and it will expire on April 7, 2003.

The maturity value of commercial paper outstanding at December 31, 2001 and 2000, was $416 million and $573 million, respectively, leaving a total remaining capacity available under the revolving credit agreements of $1,334 million and $1,177 million as of December 31, 2001 and 2000, respectively. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements. At December 31, 2001, the Company was in compliance.

OTHER

Santa Fe Pacific Pipelines, Inc., an indirect wholly-owned subsidiary of BNSF, in connection with its remaining 0.50 percent special limited partner interest in SFPP, L.P., is contingently liable for $190 million of certain Kinder Morgan Energy Partners, L.P. debt.

BNSF and another major railroad jointly and severally guarantee $75 million of debt of KCT Intermodal Transportation Corporation, the proceeds of which were used to finance the construction of a double track grade separation bridge in Kansas City, Missouri, operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF has a 25 percent ownership in KCTRC and accounts for its interest using the equity method of accounting.

During 2001, the Company entered into agreements to form a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on the BNSF Railway. The purpose of this Partnership is to construct and operate a 13-mile railroad which will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and will act as the general partner and operator of this facility. The Company has agreed to guarantee debt incurred by the partnership, which is expected to be approximately $85 million in connection with the construction of this line, and will provide up to $15 million of interim financing during the construction period. As of December 31, 2001, BNSF had no guarantees outstanding under this agreement and had advanced approximately $6 million to the Partnership under the interim financing arrangement.

In addition, BNSF guarantees $14 million of other debt and leases related to various facilities.

BNSF does not expect to perform under these guarantees in the foreseeable future.

10. EMPLOYEE MERGER AND SEPARATION COSTS

Employee merger and separation costs activity was as follows (in millions):

                                               2001      2000      1999
------------------------------------------    ------    ------    ------
Beginning balance at January 1,               $  310    $  356    $  474
Accruals                                          30        22        29
Payments                                         (55)      (58)      (93)
Other                                            (11)      (10)      (54)
------------------------------------------    ------    ------    ------
     Ending balance at December 31,           $  274    $  310    $  356
------------------------------------------    ======    ======    ======

Employee merger and separation liabilities of $274 million and $310 million are included in the consolidated balance sheets at December 31, 2001 and 2000, respectively, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and Other in the consolidated income statements. At December 31, 2001, $58 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid in 2002.

During the fourth quarter of 2001, the Company recorded a $66 million charge including $61 million for workforce reduction related costs. Of the $61 million, $30 million was recorded in Employee Merger and Separation Costs and $31 million was recorded for benefits to be received under the Company's retirement and medical plans.

Consolidation of Clerical Functions
Liabilities related to the consolidation of clerical functions were $69 million and $96 million at December 31, 2001 and 2000, respectively, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon consummation of the business combination of BNSF's predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999.

In 2001, 2000 and 1999, the Company recorded $6 million, $10 million and $54 million, respectively, of reversals for certain liabilities associated with the consolidation plan. These liabilities related to planned workforce reductions that are no longer required due to the Company's ability to place certain identified employees in alternate positions. The remaining liability balance at December 31, 2001, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

In the fourth quarter of 2001, the Company recorded a charge of $9 million of costs related to the reduction of approximately 40 material handlers and other clerical positions. In the second quarter of 2000, the Company recorded a charge of $17 million for severance, medical and other benefit costs related to approximately 140 material handlers in mechanical shops. Liabilities remaining at December 31, 2001, related to this program reflect elections to receive payments over the next several years rather than lump-sum payments.

Conductors, Trainmen and Locomotive Engineers
Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $170 million and $183 million at December 31, 2001 and 2000, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the Merger which, among other things, reduced train crew sizes and allowed for more flexible work rules. In 2001, the Company recorded a $5 million reversal of certain deferred benefits payable to reflect a change in estimates.

In the second quarter of 2000, the Company incurred $3 million of costs for severance, medical and other benefit costs for approximately 50 trainmen on reserve boards. The remaining reserve of less than $100 thousand at December 31, 2001, will be paid during the next year to severed employees who elected to receive their payments over time.

Non-Union Employee Severance
Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction, the second quarter 1999 reorganization, and the Merger were $35 million and $30 million at December 31, 2001 and 2000, respectively. These costs will be paid over the next several years based on deferral elections made by the employees.

During the fourth quarter of 2001, the Company reduced 400 positions through severance, normal attrition and the elimination of contractors. The Company recorded $21 million of expense for severance, medical and other benefits associated with the costs of terminating 360 employees and approximately $31 million for benefits to be received under the Company's retirement and medical plans. Substantially all of these planned reductions were completed at December 31, 2001.

In the second quarter of 2000, the Company incurred $2 million of costs for severance, medical and other benefit costs for ten involuntarily terminated non-union positions. These planned reductions were completed at December 31, 2000.

In the second quarter of 1999, the Company incurred $45 million of reorganization costs for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated non-union employees. Components of the costs include approximately $29 million relating to severance costs for non-union employees and approximately $16 million for benefits to be received under the Company's retirement and medical plans. Substantially all of the planned reductions were made by September 30, 1999.

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

BNSF has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments (which reflect leases having non-cancelable lease terms in excess of one year) as of December 31, 2001, are summarized as follows (in millions):

                                                          Capital     Operating
December 31,                                              Leases        Leases
-----------------------------------------------------     -------     ---------
2002                                                      $   107     $     404
2003                                                          107           394
2004                                                          107           375
2005                                                          103           344
2006                                                          102           324
Thereafter                                                    330         3,346
-----------------------------------------------------     -------     ---------
     Total                                                    856     $   5,187
                                                                      =========
Less amount representing interest                             184
-----------------------------------------------------     -------
     Present value of minimum lease payments              $   672
-----------------------------------------------------     =======

Lease rental expense for all operating leases was $432 million, $424 million and $435 million for the years ended December 31, 2001, 2000 and 1999, respectively. Contingent rentals and sublease rentals were not significant.

CASUALTY AND ENVIRONMENTAL

Personal injury claims, including work-related injuries to employees, are a significant expense for the railroad industry. Employees of BNSF are compensated for work-related injuries according to the provisions of the Federal Employers' Liability Act (FELA). FELA's system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to significant increases in expense in past years. BNSF has implemented a number of safety programs to reduce the number of personal injuries as well as the associated claims and personal injury expense. BNSF made payments for personal injuries of approximately $173 million, $178 million and $179 million in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, the Company had recorded liabilities of $458 million and $436 million, respectively, related to both asserted and unasserted personal injury claims.

The Company's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF's operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at approximately 30 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental cleanup costs are initially recorded when BNSF's liability for environmental cleanup is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup, and historical trend analyses.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 390 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. BNSF paid approximately $72 million, $49 million and $67 million during 2001, 2000 and 1999, respectively, for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF has recorded liabilities for remediation and restoration of all known sites of $202 million at December 31, 2001, compared with $223 million at December 31, 2000. BNSF anticipates that the majority of the accrued costs at December 31, 2001, will be paid over the next five years. No individual site is considered to be material.

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

OTHER COMMITMENTS

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse affect on the Company's liquidity.

OTHER CLAIMS AND LITIGATION

BNSF and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF; although, an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

12. EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 13.3 million, 8.5 million, 26.5 million and 26.2 million for the first, second, third and fourth quarters of 2001, respectively, 25.0 million, 35.6 million, 35.3 million and 31.6 million for the first, second, third and fourth quarters of 2000, respectively, and 8.9 million and 21.4 million for the third and fourth quarters of 1999, respectively, were not included in the computation of diluted earnings per share, because the options' exercise price exceeded the average market price of the Company's stock for those periods.

13. RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFIT PLANS

BNSF sponsors two significant defined benefit pension plans: a funded, noncontributory qualified BNSF Retirement Plan, which covers substantially all non-union employees, and an unfunded, nonqualified BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under BNSF's plans are based on years of credited service and the highest five-year average compensation levels. BNSF's funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes.

Certain salaried employees of BNSF that have met certain age and years of service requirements are eligible for medical benefits and life insurance coverage during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The life insurance plan is noncontributory and covers retirees only. BNSF's policy is to fund benefits payable under the medical and life insurance plans as they come due. Employees beginning salaried employment with BNSF subsequent to September 22, 1995, are not eligible for benefits under these plans.

Components of the net benefit costs for these plans were as follows (in millions):

                                                                      Medical and Life
                                             Pension Benefits             Benefits
                                          ---------------------    ---------------------
December 31,                               2001    2000    1999     2001    2000    1999
----------------------------------------  -----   -----   -----    -----   -----   -----
Service cost                              $  13   $  13   $  15    $   4   $   4   $   5
Interest cost                               102     100     100       18      18      17
Expected return on plan assets             (136)   (129)   (126)       -       -       -
Curtailments/settlements                     10       -       -        3       -       -
Special termination benefits                 18       -      10        -       -       6
Actuarial loss                                1       -       -        -       -       -
Net amortization and deferred amounts         2       3       3        -       1       1
----------------------------------------  -----   -----   -----    -----   -----   -----
     Net cost (benefit)                   $  10   $ (13)  $   2    $  25   $  23   $  29
----------------------------------------  =====   =====   =====    =====   =====   =====

The following tables show the change in benefit obligation and plan assets of the plans based on a September 30 measurement date (in millions):

                                                                    Medical and
                                               Pension Benefits    Life Benefits
                                              -----------------   ---------------
Change in Benefit Obligation                    2001      2000     2001     2000
-------------------------------------------   -------   -------   ------   ------
Benefit obligation at beginning of period     $ 1,419   $ 1,387   $  247   $  244
Service cost                                       13        13        4        4
Interest cost                                     102       100       18       18
Plan participants' contributions                    -         -        5        3
Amendments                                          -         -        -       (7)
Actuarial loss                                     68        39       60        7
Curtailments/settlements                            8       -        3        -
Special termination benefits                       18         -        -        -
Benefits paid                                    (121)     (120)     (23)     (22)
-------------------------------------------   -------   -------   ------   ------
     Benefit obligation at end of period      $ 1,507   $ 1,419   $  314   $  247
-------------------------------------------   =======   =======   ======   ======

                                                                    Medical and
                                               Pension Benefits    Life Benefits
                                              -----------------   ---------------
Change in Plan Assets                           2001      2000     2001     2000
-------------------------------------------   -------   -------   ------   ------
Fair value of plan assets at beginning of
period                                        $ 1,577   $ 1,530   $    -   $    -
Actual return on plan assets                     (115)      162        -        -
Employer contribution                               4         5       19       19
Plan participants' contributions                    -         -        4        3
Benefits paid                                    (121)     (120)     (23)     (22)
-------------------------------------------   -------   -------   ------   ------
     Fair value of plan assets at end of
      period                                  $ 1,345   $ 1,577   $    -   $    -
-------------------------------------------   =======   =======   ======   ======

The following tables show the reconciliation of the funded status of the plans with amounts recorded in the consolidated balance sheets (in millions):

                                                                    Medical and
                                              Pension Benefits     Life Benefits
                                              ----------------    ----------------
December 31,                                   2001      2000      2001      2000
-------------------------------------------   ------    ------    ------    ------
Funded status                                 $ (162)   $  158    $ (314)   $ (247)
Unrecognized net (gain) loss                     169      (146)       60        (1)
Unrecognized prior service cost                   (6)       (6)       (1)       (1)
Unamortized net transition obligation              3         5         -         -
-------------------------------------------   ------    ------    ------    ------
     Net amount recognized                    $    4    $   11    $ (255)   $ (249)
-------------------------------------------   ======    ======    ======    ======


                                                                    Medical and
                                              Pension Benefits     Life Benefits
                                              ----------------    ----------------
December 31,                                   2001      2000      2001      2000
------------------------------------------    ------    ------    ------    ------
Amounts recognized in the consolidated
 balance sheets consist of:
Prepaid benefit cost                          $   42    $   45    $   -     $    -
Accrued benefit liability                        (50)      (50)    (255)      (249)
Accumulated other comprehensive loss              12        16        -          -
                                              ------    ------    -----     ------
     Net amount recognized                    $    4    $   11    $(255)    $ (249)
------------------------------------------    ======    ======    =====     ======

The assumptions used in accounting for the BNSF plans were as follows:

                                                                    Medical and
                                              Pension Benefits     Life Benefits
                                              ----------------    ----------------
Assumptions                                    2001      2000      2001      2000
----------------------------------------      ------    ------    ------    ------
Discount rate                                   7.0%      7.5%      7.0%      7.5%
Rate of increase in compensation levels         4.0%      4.0%        -         -
     Expected return on plan assets             9.5%      9.5%        -         -
----------------------------------------      ------    ------    ------    ------

For purposes of the medical and life benefits calculations for 2001, the assumed health care cost trend rate for both managed care and non-managed care medical costs is 12 percent and is assumed to decrease 1 percent for each future year until the ultimate rate of 5 percent is reached in 2008 and remain constant thereafter. Increasing the assumed health care cost trend rates by 1 percentage point would increase the accumulated post-retirement benefit obligation by $26 million and the combined service and interest components of net post-retirement benefit cost recognized in 2001 by $2 million. Decreasing the assumed health care cost trend rates by 1 percentage point would decrease the accumulated post-retirement benefit obligation by $22 million and the combined service and interest components of net post-retirement benefit cost recognized in 2001 by $2 million.

OTHER PLANS

Under collective bargaining agreements, BNSF participates in multi-employer benefit plans which provide certain post-retirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $18 million, $15 million and $14 million, in 2001, 2000 and 1999, respectively.

DEFINED CONTRIBUTION PLANS

BNSF sponsors 401(k) thrift and profit sharing plans which cover substantially all non-union employees and certain union employees. BNSF matches 50 percent of the first 6 percent of non-union employees' contributions, which are subject to certain percentage limits of the employees' earnings, at each pay period. Depending on BNSF's performance, an additional matching contribution of up to 30 percent of the first 6 percent can be made at the end of the year. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. BNSF's 401(k) matching expense was $14 million, $16 million and $18 million in 2001, 2000 and 1999, respectively.

14. STOCK OPTIONS AND OTHER INCENTIVE PLANS

On April 15, 1999, BNSF shareholders approved the BNSF 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, BNSF shareholders approved the amended BNSF 1999 Stock Incentive Plan, which authorized additional awards not to exceed 29 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately five million common shares were available for future grant at December 31, 2001.

STOCK OPTIONS

Under BNSF's stock option plans, options may be granted to officers and salaried employees at the fair market value of the Company's common stock on the date of grant. Prior to April 2001, all options generally vested in one year and expired within ten years after the date of grant. Stock option grants awarded in April 2001 vest ratably over three years and expire within ten years after the date of grant. Shares issued upon exercise of options may be issued from treasury shares or from authorized but unissued shares.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its fixed stock option plans as the exercise price equals the stock price on the date of grant. Had compensation expense been determined for stock options based on the fair value at grant dates consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's pro forma net income and earnings per share would have been as follows:

Year Ended December 31,                                   2001         2000        1999
------------------------------------------------------  ----------  -----------  ----------
Net income (in millions)                                   $  720       $  933     $ 1,092
Basic earnings per share                                   $ 1.86       $ 2.26      $ 2.36
Diluted earnings per share                                 $ 1.84       $ 2.25      $ 2.34
------------------------------------------------------  ----------  -----------  ----------

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,                                   2001         2000        1999
------------------------------------------------------  ----------  -----------  ----------
Weighted average expected life (years)                       4.0         3.0          3.0
Expected volatility                                         35.0%       35.0%        30.0%
Annual dividend per share                                $  0.48     $  0.48      $  0.48
Risk free interest rate                                     4.21%       5.36%        6.63%
Weighted average fair value of options granted           $  8.44     $  6.70      $  8.43
------------------------------------------------------  ----------  -----------  ----------

A summary of the status of the stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years then ended, is presented below:

Year Ended December 31,                          2001                         2000                         1999
------------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                       Weighted                     Weighted                     Weighted
                                                        Average                      Average                      Average
                                                       Exercise                     Exercise                     Exercise
                                         Options        Prices        Options        Prices        Options        Prices
------------------------------------- --------------  ------------ --------------  ------------ --------------  ------------
Balance at beginning of year             38,422,602       $ 27.22     29,808,157       $ 27.37     28,135,869       $ 24.27
Granted                                   7,423,682       $ 29.02     11,521,045       $ 25.56      9,857,345       $ 32.96
Exercised                                (5,282,337)      $ 23.31     (1,255,643)      $ 12.73     (6,315,238)      $ 21.24
Cancelled                                  (724,651)      $ 30.29     (1,650,957)      $ 29.95     (1,869,819)      $ 30.94
------------------------------------- --------------  ------------ --------------  ------------ --------------  ------------
     Balance at end of year              39,839,296       $ 28.02     38,422,602       $ 27.22     29,808,157       $ 27.37
------------------------------------- --------------  ------------ --------------  ------------ --------------  ------------
Options exercisable at year end          32,893,456       $ 27.80     26,729,220       $ 27.90     20,710,679       $ 25.00
----------------------------------------------------------------------------------------------------------------------------

The following table summarizes information regarding stock options outstanding at December 31, 2001:

                                                   Options Outstanding                     Options Exercisable
                                      ----------------------------------------------  ------------------------------
                                                        Weighted        Weighted                        Weighted
                                                         Average         Average                         Average
                                         Number         Remaining       Exercise         Number         Exercise
Range of Exercise Prices               Outstanding        Life           Prices        Exercisable       Prices
------------------------------------- --------------  --------------  --------------  --------------  --------------
$  4.23 to $24.83                         5,243,810       3.8 Years          $19.92       5,243,810          $19.92
$25.66 to $28.73                          8,536,930       7.7 Years          $25.78       8,486,066          $25.77
$28.76 to $30.98                         17,759,722       6.6 Years          $29.17      10,883,807          $29.25
$31.00 to $36.73                          8,298,834       6.9 Years          $32.96       8,279,773          $32.96
------------------------------------- --------------  --------------  --------------  --------------  --------------
$  4.23 to $36.73                        39,839,296       6.6 Years          $28.02      32,893,456          $27.80
------------------------------------- --------------  --------------  --------------  --------------  --------------

OTHER INCENTIVE PLANS

BNSF has other long-term incentive programs in addition to stock options, which are administered separately on behalf of employees.

BNSF awarded a total of approximately 1.2 million shares of restricted stock subject to performance periods to eligible employees and directors during 1996. No cash payment is required by the individuals. The restrictions will be lifted in thirds over three years beginning on the third anniversary of the grant date if certain stock price-based performance goals are met. If, however, the performance goals are not met, the restricted shares will be forfeited. All shares still subject to restrictions are generally forfeited and returned to the plan if the employee's or director's relationship is terminated. Approximately 577 thousand restricted shares related to this award were outstanding as of December 31, 2001, and most were forfeited on January 18, 2002 as a result of stock price performance.

Under the BNSF 1999 and 1996 Stock Incentive Plans certain eligible employees may defer through the BNSF Incentive Bonus Stock Program (IBSP) the cash payment of their bonus paid under the Incentive Compensation Plan (ICP) and receive restricted stock for which restrictions lapse in three years (or in two years if certain performance goals are met). The number of restricted shares are based on the amount of bonus deferred, plus incremental shares, using the market price of BNSF common stock on the date of grant. Restricted awards granted under this program totaled approximately 162 thousand, 350 thousand and 400 thousand shares in 2001, 2000 and 1999, respectively. A total of approximately 1.1 million shares were outstanding under this and prior programs of this type on December 31, 2001.

In addition, all regularly assigned salaried employees not eligible to participate in the IBSP are eligible to participate in the BNSF Discounted Stock Purchase Program. This program allows employees to use their bonus earned under the ICP to purchase BNSF common stock at a discount from the market price and requires that the stock be restricted for a three-year period. During the years ended December 31, 2001, 2000 and 1999, approximately 7 thousand, 45 thousand and 65 thousand shares, respectively, were purchased under this program. As of December 31, 2001, 117 thousand restricted shares related to these awards were outstanding.

Additionally, the Company periodically issues time-vesting restricted shares, which generally vest ratably over three to five years. Restricted stock awards under these plans, net of forfeitures, were approximately 100 thousand and 116 thousand for the years ended December 2001 and 2000, respectively. A total of 476 thousand restricted shares related to these awards were outstanding on December 31, 2001.

On January 1, 2001, approximately 625 thousand restricted shares were granted. As of December 31, 2001, 611 thousand restricted shares related to these awards were outstanding.

Shares awarded under the plans may not be sold or used as collateral, and are generally not transferable, by the holder until the shares awarded become free of restrictions. Compensation expense was recorded under the BNSF Stock Incentive Plans in accordance with APB Opinion 25 and was not material in 2001, 2000 or 1999.

15. COMMON STOCK AND PREFERRED CAPITAL STOCK

COMMON STOCK

BNSF is authorized to issue 600 million shares of common stock, $0.01 par value. At December 31, 2001, there were 385.8 million shares of common stock outstanding. Each holder of common stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of stockholders. Subject to the rights and preferences of any future issuances of preferred stock, each share of common stock is entitled to receive dividends as may be declared by the Board of Directors (the Board) out of funds legally available and to share ratably in all assets available for distribution to stockholders upon dissolution or liquidation. No holder of common stock has any preemptive right to subscribe for any securities of BNSF.

SHAREHOLDER RIGHTS PLAN

In December 1999, the Board approved a shareholder rights plan (Rights Plan). In connection with the Rights Plan, the Board declared a dividend of one Preferred Stock Purchase Right (Right or Rights) for each outstanding share of BNSF common stock to shareholders of record on December 31, 1999. Shareholders were automatically entitled to the Rights corresponding to their shares owned. The distribution was not taxable to shareholders under current United States tax laws. Adoption of the Rights Plan was required by the terms of the proposed combination between BNSF and CN, which was terminated on July 20, 2000.

Under the Rights Plan, Rights were redeemable for $0.01 per Right, subject to adjustment, before the acquisition of control, by a person or group, of 15 percent or more of BNSF common stock. On December 7, 2000, the Board voted to redeem all Rights under the Rights Plan. As a result of the redemption, the Rights could no longer be exercised and shareholders were only entitled to receive a redemption payment of $0.01 per Right. The redemption payment was distributed on April 2, 2001, to shareholders of record as of March 12, 2001.

PREFERRED CAPITAL STOCK

At December 31, 2001, BNSF had 50 million shares of Class A Preferred Stock, $0.01 par value and 25 million shares of Preferred Stock, $0.01 par value available for issuance. The Board has the authority to issue such stock in one or more series, to fix the number of shares and to fix the designations and the powers, rights, and qualifications and restrictions of each series.

SHARE REPURCHASE PROGRAM

In July 1997, the Board authorized the repurchase of up to 30 million shares of the Company's common stock from time to time in the open market. In December 1999, April 2000 and September 2000, the Board authorized extensions of the BNSF share-repurchase program, adding 30 million shares at each date to the total shares previously authorized bringing BNSF's share-repurchase program to 120 million shares. During 2001, 2000 and 1999, the Company repurchased approximately 11 million, 65 million and 22 million shares, respectively, of its common stock at average prices of $27.76, $23.16 and $31.08 per share, respectively. Total repurchases through December 31, 2001, were 103 million shares at a total average cost of $25.74 per share, leaving 17 million shares available for repurchase out of the 120 million shares authorized.

16. QUARTERLY FINANCIAL DATA--UNAUDITED

(Dollars in millions, except per share data)             Fourth     Third    Second    First
------------------------------------------------------  --------  --------  --------  --------
2001
Revenues                                                $  2,301  $  2,343  $  2,271  $  2,293
------------------------------------------------------  --------  --------  --------  --------
Operating income                                        $    406  $    502  $    428  $    419
------------------------------------------------------  --------  --------  --------  --------
Net income                                              $    177  $    225  $    195  $    134
------------------------------------------------------  --------  --------  --------  --------
Basic earnings per share                                $   0.46  $   0.58  $   0.50  $   0.34
Diluted earnings per share                              $   0.46  $   0.58  $   0.50  $   0.34
Dividends declared per share                            $   0.12  $   0.12  $   0.12  $   0.12
Common stock price:
   High                                                 $  29.96  $  31.66  $  34.00  $  31.18
   Low                                                  $  25.01  $  22.40  $  27.81  $  26.26
------------------------------------------------------  --------  --------  --------  --------

2000

Revenues                                                $  2,339  $  2,343  $  2,261  $  2,264
------------------------------------------------------  --------  --------  --------  --------
Operating income                                        $    544  $    571  $    483  $    510
------------------------------------------------------  --------  --------  --------  --------
Net income                                              $    255  $    259  $    223  $    243
------------------------------------------------------  --------  --------  --------  --------
Basic earnings per share                                $   0.65  $   0.65  $   0.53  $   0.55
Diluted earnings per share                              $   0.65  $   0.64  $   0.53  $   0.55
Dividends declared per share                            $   0.12  $   0.12  $   0.12  $   0.12
Common stock price:
   High                                                 $  29.56  $  27.44  $  26.25  $  27.50
   Low                                                  $  20.88  $  20.38  $  21.63  $  19.06
------------------------------------------------------  --------  --------  --------  --------

Certain amounts in the table above have been reclassified to conform to the current presentation which is different than previously reported on Form 10-Q.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Information concerning the directors of BNSF will be provided under the heading "NOMINEES FOR DIRECTORS" in BNSF's proxy statement for its 2002 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information concerning the executive officers of BNSF is included in Part I of this Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in BNSF's proxy statement for its 2002 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

ITEM 11.  Executive Compensation

Information concerning the compensation of directors and executive officers of BNSF will be provided under the heading "Directors' Compensation" and under the headings "Summary Compensation Table," "Stock Option Grants in 2001," "Aggregated 2001 Stock Option Exercises and Year-End Option Values," "Pension Plans," "Employment Contracts and Other Arrangements," and "Trust Agreements," in BNSF's proxy statement for its 2002 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning the ownership of BNSF equity securities by certain beneficial owners and by management will be provided under the heading "Certain Beneficial Owners" and "Ownership of Management" in BNSF's proxy statement for its 2002 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

ITEM 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will be provided under the heading "Certain Relationships" of BNSF's proxy statement for its 2002 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1.  Consolidated Financial Statements--See Item 8
2.  Consolidated Financial Statement Schedules:
         Schedule II--Valuation and Qualifying Accounts--See page F-1

Schedules other than those listed above are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.

3.  Exhibits:

         See Index to Exhibits on pages E-1 for a description of the exhibits filed as a part of this Report on Form 10-K.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Santa Fe Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BURLINGTON NORTHERN SANTA FE CORPORATION

                                    By:   /s/ Matthew K. Rose
                                        ----------------------------------------
Dated:  February 15, 2002                 Matthew K. Rose
                                          President and Chief
                                          Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe Corporation and in the capacities and on the date indicated.

     Signature                    Title
     ---------                    -----

/s/ Matthew K. Rose               President and Chief Executive Officer
---------------------------       (Principal Executive Officer), and Director
    Matthew K. Rose

/s/ Thomas N. Hund                Executive Vice President and Chief Financial
---------------------------       Officer (Principal Financial Officer)
    Thomas N. Hund

/s/ Dennis R. Johnson             Vice President and Controller
---------------------------       (Principal Accounting Officer)
    Dennis R. Johnson

/s/ Robert D. Krebs*              Chairman of the Board and Director
---------------------------
    Robert D. Krebs

/s/ Alan L. Boeckmann*            Director
---------------------------
    Alan L. Boeckmann

/s/ John J. Burns, Jr.*           Director
---------------------------
    John J. Burns, Jr.

/s/ Bill M. Lindig*               Director
---------------------------
    Bill M. Lindig

/s/ Vilma S. Martinez*            Director
---------------------------
    Vilma S. Martinez

/s/ Marc F. Racicot*              Director
---------------------------
    Marc F. Racicot

/s/ Roy S. Roberts*               Director
---------------------------
    Roy S. Roberts

/s/ Marc J. Shapiro*              Director
---------------------------
    Marc J. Shapiro

/s/ Arnold R. Weber*              Director
---------------------------
    Arnold R. Weber

/s/ Robert H. West*               Director
---------------------------
    Robert H. West

/s/ J. Steven Whisler*            Director
---------------------------
    J. Steven Whisler

/s/ Edward E. Whitacre, Jr.*      Director
---------------------------
    Edward E. Whitacre, Jr.

/s/ Michael B. Yanney*            Director
---------------------------
    Michael B. Yanney

                                  *By:  /s/ Jeffrey R. Moreland
                                       ---------------------------------

Dated:  February 15, 2002               Jeffrey R. Moreland
                                        Executive Vice President Law &
                                        Government Affairs and Secretary

                                   SCHEDULE II

            BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 2001, 2000 and 1999
                                  (in millions)

------------------------------------------------------  --------------  --------------  -------------- --------------
                                                         Balance at       Additions                     Balance at
                                                        Beginning of     Charged to                       End of
                     Description                           Period         Income        Deductions        Period
------------------------------------------------------  --------------  --------------  -------------- --------------
                                                                                             (a)            (b)
December 31, 2001
Personal injury and environmental liabilities                $    659        $    246        $    245       $    660

December 31, 2000
Personal injury and environmental liabilities                $    678        $    208        $    227       $    659

December 31, 1999
Personal injury and environmental liabilities                $    635        $    295        $    252       $    678







(a) Represents cash payments
(b) Classified in the consolidated balance sheets as follows:

                                                            2001            2000            1999
                                                        --------------  --------------  --------------
Accounts payable and other current liabilities               $    237        $    229        $    255
Casualty and environmental liabilities                            423             430             423
                                                        --------------  --------------  --------------
                                                             $    660        $    659        $    678
                                                        ==============  ==============  ==============

                                INDEX OF EXHIBITS


 Exhibit
 Number                               Description
 ------                               -----------

 3.1 Amended and Restated Certificate of Incorporation of BNSF (amended as of April 21, 1998). Incorporated by reference to Exhibit 3.1 to BNSF's Report on Form 10-Q for the quarter ended June 30, 1998. Certificate of Elimination of the Designation of the 6-1/4% Cumulative, Convertible Preferred Stock, Series A, $0.02 Par Value. Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series B, $0.01 Par Value. Incorporated by reference to Exhibit
         4.1 of BNSF's Form 8-A 12B filed December 23, 1999. Certificate of Increase in the Number of Authorized Shares of Junior Participating Preferred Stock, Series B, $0.01 Par Value.

 3.2 By-Laws of BNSF as amended September 20, 2001. Incorporated by reference to Exhibit 3.1 of BNSF's Form 10-Q for the period ended September 30, 2001

 4.1 Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee. Incorporated by reference to
         Exhibit 4 to BNSF's Registration Statement on Form S-3 (No. 333-
         72013).

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

 4.5 Form of BNSF's 7.875% Note Due April 15, 2007. Incorporated by reference to Exhibit 4.5 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 2000.

 4.6 Form of BNSF's 8.125% Debenture Due April 15, 2020. Incorporated by reference to Exhibit 4.6 to BNSF's Report on Form 10-K for the year ended December 31, 2000.

4.7 Form of BNSF's 7.95% Debenture Due August 15, 2030. Incorporated by reference to Exhibit 4.7 to BNSF's Report on Form 10-K for the year ended December 31, 2000.

4.8 Form of BNSF's 6.75% Note due July 15, 2011. Incorporated by reference to Exhibit 4.1 to BNSF's Report on Form 10-Q for the quarter ended
         June 30, 2001.

4.9 Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF's total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

10.1* Burlington Northern Santa Fe Non-Employee Directors' Stock Plan as amended January 18, 2001.

10.2* The Burlington Northern and Santa Fe Railway Company Incentive Compensation Plan as amended effective January 1, 2000.

10.3* Burlington Northern Inc. Senior Executive Survivor Benefit Plan as of April 1, 1986. Incorporated by reference to Amendment No. 1 to BNI's Report on Form 10-K for the fiscal year ended December 31, 1987.

10.4* Burlington Northern Santa Fe Corporation Deferred Compensation Plan, as amended and restated effective September 16, 1998. Incorporated by reference to Exhibit 10.1 to BNSF's Report on Form 10-Q for the quarter ended September 30, 1998 (formerly, Burlington Northern Inc. Deferred Compensation Plan).

10.5* Burlington Northern Santa Fe Corporation Senior Management Stock Deferral Plan. Incorporated by reference to Exhibit 10.37 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1999. Amendment of the Burlington Northern Santa Fe Corporation Senior Management Stock Deferral Plan dated November 19, 2001.

10.6* Burlington Northern Santa Fe Long Term Incentive Stock Plan. Incorporated by reference to Exhibit 4(c) to BNSF's Registration Statement on Form S-8 (File No. 33-63247).

10.7* Burlington Northern Inc. Supplemental Benefits Plan (as amended and restated effective September 21, 1995). Incorporated by reference to

         Exhibit 10.8 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.8* Burlington Northern Santa Fe Corporation 1990 Directors Stock Option Plan. Incorporated by reference to BNSF's Registration Statement on Form S-8 (File No. 33-62825).

10.9* Burlington Northern Santa Fe Incentive Bonus Stock Program, as amended and restated January 20, 1999. Incorporated by reference to Exhibit
         10.11 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1999.

10.10* Burlington Northern Santa Fe Corporation 1992 Stock Option Incentive Plan. Incorporated by reference to BNSF's Registration Statement on Form S-8 (File No. 33-62839).

10.11* Burlington Northern Santa Fe 1996 Stock Incentive Plan. Incorporated by reference to Appendix B to BNSF's Proxy Statement dated March 5, 1996. Amendment of Burlington Northern Santa Fe 1996 Stock
         Incentive Plan dated January 15, 1998 is incorporated by reference to
         Exhibit 10.13 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1997. Amendment dated December 3, 1998. Incorporated by reference to Exhibit 10.13 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1999.

10.12* Burlington Northern Santa Fe Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.1 to BNSF's Report on Form 10-Q for the quarter ended September 30, 1996.

10.13* Burlington Northern Santa Fe Estate Enhancement Program, as amended and restated effective October 1, 1996. Incorporated by reference to
         Exhibit 10.15 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1996. Amendment to Burlington Northern Santa Fe Estate Enhancement Program is incorporated by reference to Exhibit 10.2 to BNSF's Form 10-Q for the quarter ended June 30, 1999.

10.14* Change-in-Control Agreement between BNSF and Robert D. Krebs dated as of January 30,1997. Incorporated by reference to Exhibit 10.16 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1996.

10.15* Form of BNSF Change-in-Control Agreement (applicable to Messrs. Ice, Hund, Moreland, and Schultz, and one other executive officer). Incorporated by reference to Exhibit 10.17 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1996. Amendment dated December 17, 1998.

10.16* Burlington Northern Santa Fe Corporation Deferred Compensation Plan for Directors as amended and restated January 1, 2002.

10.17* Burlington Northern Santa Fe Corporation Supplemental Investment and Retirement Plan. Incorporated by reference to Exhibit 10.20 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 2000.

10.18* Burlington Northern Inc. Form of Severance Agreement and amendments through September 18, 1995 (applicable to Mr. Rose). Incorporated by reference to Exhibit 10.21 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1995. Amendment to Form of Severance Agreement dated December 3, 1997 is incorporated by reference to Exhibit 10.21 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1997. Amendment dated January 6, 1999.

10.19* Burlington Northern Inc. Director's Charitable Award Program. Incorporated by reference to Exhibit 10.22 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.20* Burlington Northern Santa Fe Salary Exchange Option Program. Incorporated by reference to Exhibit 10.23 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1999.

10.21*   Santa Fe Pacific Corporation Supplemental Retirement Plan (Supplemental
         Plan). Incorporated by reference to Exhibit 10(d) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1984. Supplemental Plan as amended October 1, 1989, and Amendment to Supplemental Plan dated February 27, 1990, are incorporated by reference to Exhibit
         10(d) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1989. Amendment to Supplemental Plan dated March 22, 1994, and effective January 1, 1994, is incorporated by reference to Exhibit
         10.24 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.22* The Burlington Northern and Santa Fe Railway Company Severance Plan as amended and restated October 16, 2001.

10.23* Burlington Northern Santa Fe 1999 Stock Incentive Plan as amended January 2001. Incorporated by reference to Appendix I to BNSF's Proxy Statement Pursuant to Rule 14(a) filed March 13, 2001.

10.24* Burlington Northern Santa Fe Directors' Retirement Plan. Incorporated by reference to Exhibit 10.29 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.25* Benefits Protection Trust Agreement dated as of January 22, 1996 by and between BNSF and Bankers Trust Company. Incorporated by reference to
         Exhibit 10.28 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1996.

10.26*   Retirement Benefit Agreement dated February 26, 1992 between SFP and
         R. D. Krebs. Incorporated by reference to Exhibit 10(l) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1991.

10.27* Amended and Restated Trust Agreement dated as of April 1, 1994 by and between SFP and The Bank of New York. Incorporated by reference to
         Exhibit 10.30 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.28* Trust Agreement dated as of July 26, 1994 by and between SFP and The Bank of New York. Incorporated by reference to Exhibit 10.31 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.29* Burlington Northern Santa Fe Incentive Stock Compensation Plan. Incorporated by reference to BNSF's Registration Statement on Form S-8 (File No. 33-63253).

10.30* Santa Fe Pacific Corporation Supplemental Retirement and Savings Plan. Incorporated by reference to Exhibit 10(s) to SFP's Report on Form 10-K for the fiscal year ended December 31, 1993.

10.31* Form of indemnification agreement dated as of September 17, 1998 between BNSF and directors. Incorporated by reference to Exhibit 10.37 to BNSF's Report on Form 10-K for the fiscal year ended
         December 31, 1998.

10.32* Form of indemnification agreement dated as of September 17, 1998 between BNSF and certain officers. Incorporated by reference to
         Exhibit 10.38 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 1998.

10.33* Board of Directors resolutions (December 7, 2000) with respect to compensatory arrangements as to Robert D. Krebs. Incorporated by reference to Exhibit 10.36 to BNSF's Report on Form 10-K for the fiscal year ended December 31, 2000.

10.34* Burlington Northern Santa Fe Corporation Board of Directors resolution (December 13, 2001) with respect to a bonus payable to Robert D. Krebs.

10.35*   Retirement Benefit Agreement with Robert D. Krebs dated December 12,
         2001.

12.1     Computation of Ratio of Earnings to Fixed Charges.

21.1     Subsidiaries of BNSF.

23.1     Consent of PricewaterhouseCoopers LLP.

24.1     Powers of Attorney.

--------
   *Management contract or compensatory plan or arrangement.