Form 10-Q
period 2002-03-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2002-05-02
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number            1-11535

BURLINGTON NORTHERN SANTA FE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	41-1804964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2650 Lou Menk Drive
Fort Worth, Texas
(Address of principal executive offices)

76131
(Zip Code)

(817) 333-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ✓         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 19, 2002

Common stock, $.01 par value	383,020,551 shares

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues	$2,163	$2,293

Operating expenses:
Compensation and benefits	714	729
Purchased services	274	262
Depreciation and amortization	230	228
Equipment rents	176	187
Fuel	184	257
Materials and other	217	211

Total operating expenses	1,795	1,874

Operating income	368	419
Interest expense	109	120
Other (income) expense, net	(16)	73

Income before income taxes and extraordinary charge	275	226
Income tax expense	103	86

Income before extraordinary charge	$172	$140
Extraordinary charge, net	—	6

Net income	$172	$134

Earnings per share:
Basic earnings per share (before extraordinary charge)	$0.45	$0.36
Basic earnings per share (after extraordinary charge)	$0.45	$0.34
Diluted earnings per share (before extraordinary charge)	$0.45	$0.36
Diluted earnings per share (after extraordinary charge)	$0.45	$0.34

Average shares (in millions):
Basic	382.5	391.7
Dilutive effect of stock awards	3.0	2.4

Diluted	385.5	394.1

Dividends declared per share	$0.12	$0.12

See accompanying notes to consolidated financial statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions, shares in thousands)
(Unaudited)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$11	$26
Accounts receivable, net	155	172
Materials and supplies	199	191
Current portion of deferred income taxes	293	306
Other current assets	65	28

Total current assets	723	723
Property and equipment, net	23,215	23,110
Other assets	959	888

Total assets	$24,897	$24,721

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$1,809	$1,873
Long-term debt due within one year	290	288

Total current liabilities	2,099	2,161
Long-term debt and commercial paper	6,454	6,363
Deferred income taxes	6,791	6,731
Casualty and environmental liabilities	422	423
Employee merger and separation costs	197	216
Other liabilities	995	978

Total liabilities	16,958	16,872

Commitments and contingencies (see notes 2, 6, and 8)
Stockholders’ equity:
Common stock, $.01 par value, 600,000 shares authorized; 494,542 shares and 492,818 shares issued, respectively	5	5
Additional paid-in capital	5,616	5,584
Retained earnings	5,174	5,048
Treasury stock, at cost, 110,755 shares and 107,041 shares, respectively	(2,836)	(2,745)
Unearned compensation	(19)	(34)
Accumulated other comprehensive loss	(1)	(9)

Total stockholders’ equity	7,939	7,849

Total liabilities and stockholders’ equity	$24,897	$24,721

See accompanying notes to consolidated financial statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Operating Activities
Net income	$172	$134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230	228
Deferred income taxes	68	39
Extraordinary charge	—	9
Employee merger and separation costs paid	(20)	(17)
Other, net	(2)	58
Changes in current assets and liabilities:
Accounts receivable, net	17	32
Materials and supplies	(8)	11
Other current assets	(28)	4
Accounts payable and other current liabilities	(72)	(138)

Net cash provided by operating activities	357	360

Investing Activities
Capital expenditures	(260)	(234)
Other, net	(109)	(66)

Net cash used for investing activities	(369)	(300)

Financing Activities
Net increase in commercial paper and bank borrowings	128	149
Payments on long-term debt	(32)	(128)
Dividends paid	(46)	(48)
Proceeds from stock options exercised	27	45
Purchase of BNSF common stock	(80)	(65)
Other, net	—	(9)

Net cash used for financing activities	(3)	(56)

Increase (decrease) in cash and cash equivalents	(15)	4
Cash and cash equivalents:
Beginning of period	26	11

End of period	$11	$15

Supplemental cash flow information
Interest paid, net of amounts capitalized	$116	$115
Income taxes paid, net of refunds	13	1

See accompanying notes to consolidated financial statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

1.    Accounting Policies and Interim Results

The consolidated financial statements should be read in conjunction with the Burlington Northern Santa Fe Corporation Annual Report on Form 10-K for the year ended December 31, 2001, including the financial statements and notes thereto. The consolidated financial statements include the accounts of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries, all of which are separate legal entities (collectively, BNSF or Company). The Company’s principal operating subsidiary is The Burlington Northern and Santa Fe Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated. BNSF was incorporated in Delaware on December 16, 1994.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF’s consolidated financial position as of March 31, 2002 and the results of operations for the three-month periods ended March 31, 2002 and 2001 have been included.

Certain comparative prior-year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.    Hedging Activities

On January 1, 2001, BNSF adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and recorded a cumulative transition benefit of $58 million, net of tax, to Accumulated Other Comprehensive Loss (AOCL). The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for documentation and measurement of hedging activities.

The Company currently uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCL as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF monitors its hedging positions and credit ratings of its counterparties and does not expect losses due to counterparty nonperformance.

Fuel

Fuel costs during the first quarters of 2002 and 2001 represented 10 percent and 14 percent, respectively, of total operating expenses. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on annualized fuel consumption during the first three months of 2002 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $11 million of additional fuel expense on an annual basis.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of March 31, 2002, BNSF had entered into fuel swap agreements utilizing Gulf Coast #2 heating oil to hedge the equivalent of approximately 369 million gallons of diesel fuel at an average price of approximately 57 cents per gallon. The Company also entered into fuel swap agreements utilizing West Texas Intermediate (WTI) crude oil to hedge the equivalent of approximately 101 million and 88 million gallons (2.4 million and 2.1 million barrels) of diesel fuel for 2003 and 2004, respectively, at an average price of $20.58 per barrel. Additionally, as of March 31, 2002, BNSF had entered into costless collar agreements, effective through 2002, utilizing Gulf Coast #2 heating oil to hedge the equivalent of approximately 44 million gallons of diesel fuel at an average cap price of approximately 65 cents per gallon and an average floor price of approximately 56 cents per gallon. The above prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF’s diesel fuel, which typically range between 10 and 20 cents per gallon. As of March 31, 2002, BNSF’s fuel-hedging program covered approximately 49 percent, 8 percent and 7 percent of estimated fuel purchases for the remainder of 2002, 2003 and 2004, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

As a result of adopting SFAS No. 133, the Company recorded a cumulative transition benefit of $56 million, net of tax, to AOCL related to deferred gains on transactions as of January 1, 2001. Subsequent changes in fair value for the effective portion of derivatives qualifying as hedges are recognized in Other Comprehensive Income (OCI) until the purchase of the related hedged item is recognized in earnings, at which time changes in fair value previously recorded in OCI are reclassified to earnings and recognized in fuel expense. During the first quarter of 2002, the Company recognized a gain of approximately $100 thousand related to the ineffective portion of derivatives in fuel expense. At March 31, 2002, AOCL includes a pretax gain of $9 million, all of which relates to derivative transactions that will expire through 2004. Settled fuel-hedging contracts are a $3 million payable and a $19 million receivable at March 31, 2002 and 2001, respectively, and are recorded in working capital.

BNSF measures the fair value of fuel swaps from daily forward price data provided by various external counterparties. To value a fuel swap, the Company uses a three-month average of forward Gulf Coast #2 heating oil prices or WTI crude oil prices for the period hedged. The fair values of fuel costless collars and caps are calculated and provided by the corresponding counterparties.

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

The cumulative transition benefit of adopting SFAS No. 133 as of January 1, 2001, included $2 million, net of tax, related to deferred gains on closed-out derivatives which were used to lock the treasury rate on anticipated borrowings. The deferred gains for cash flow hedges in AOCL are being amortized to interest expense over the amount remaining in AOCL.

Cash Flow Hedges

The Company uses interest rate swaps to fix the LIBOR component of commercial paper. These swaps are accounted for as cash flow hedges under SFAS No. 133 and qualify for the short cut method of recognition and, therefore, no portion of these swaps is treated as ineffective. As of March 31, 2002, BNSF had entered into five separate interest rate swaps to fix the LIBOR component of $200 million of commercial paper at an average rate of 3.86 percent. The average floating rate BNSF received on the swaps, which fluctuates monthly, was 1.90 percent as of March 31, 2002. These swaps will expire in 2002 and 2003. As of March 31, 2002, AOCL included a pretax loss of $1 million related to the fair value of these interest rate swaps.

Fair Value Hedges

The Company also enters into interest rate swaps to convert fixed-rate debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short cut method of recognition and, therefore, no portion of these swaps is treated as ineffective. As of March 31, 2002, BNSF had entered into nine separate swaps on a notional amount of $900 million in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF as of March 31, 2002, was 3.87 percent and the average fixed rate BNSF is to receive is 7.07 percent. These swaps will expire between 2004 and 2009. As of March 31, 2002, BNSF has recorded a receivable of $1 million and a payable of $3 million in working capital for the fair value of these swaps.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

BNSF’s measurement of the fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

3.    Comprehensive Income

BNSF’s comprehensive income, net of tax, for the three months ended March 31, 2002 and 2001 was $180 million and $170 million, respectively. BNSF’s comprehensive income includes net income and adjustments to the minimum pension liability, as well as changes related to derivatives which qualify for cash flow hedge accounting. The change in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31 was as follows:

	Three Months Ended March 31,
	2002	2001
	(in millions)
Balance at beginning of period	$(9)	$(10)
Cumulative effect of adoption of SFAS No.133, net	—	58
Loss (Gain) on derivative instruments, included in net income	2	(12)
Change in fair value of derivative instruments	6	(10)

Balance at end of period	$(1)	$26

4.    Accounts Receivable, Net

BNSF Railway, through a special purpose subsidiary, sells variable rate certificates that evidence undivided interests in an accounts receivable master trust that matures in June 2002. The amount of variable rate certificates which can be sold under the accounts receivable sales agreement is $700 million. The master trust’s assets include an ownership interest in a revolving portfolio of BNSF Railway’s accounts receivable which are used to support the certificates. At March 31, 2002, $650 million of certificates were outstanding compared with $625 million as of December 31, 2001.

5.    Other (Income) Expense, Net

Other income was $16 million or $89 million higher than the first quarter of 2001. This increase was primarily due to a $10 million increase in land sales in the first quarter of 2002 and a $64 million non-recurring loss for non-rail investments in the first quarter of 2001 related to FreightWise, Inc., an Internet transportation exchange; Pathnet Telecommunications, Inc., a telecommunications venture; and a portfolio of other non-core real-estate investments.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

6.    Debt

Notes and Debentures

As of March 31, 2002, the Company had $600 million of debt capacity under the May 2001 shelf registration statement.

In March, 2002, BNSF entered into fixed-to-floating rate swaps for a notional amount of $400 million in which it pays an average floating rate that fluctuates quarterly based on LIBOR. Including these swaps, BNSF’s total fixed-to-floating position is $900 million. The average floating rate that BNSF pays on the $900 million of swaps as of March 31, 2002 is 3.87 percent and the average fixed rate BNSF receives is 7.07 percent. These swaps expire between 2004 and 2009.

In March 2001, $100 million of 33-year remarketable bonds issued in 1998 were called by the holder of the call option. BNSF subsequently purchased the option from the holder and retired the bonds, and incurred an extraordinary loss of $6 million, net of tax, due to early retirement.

Commercial Paper and Bank Borrowings

BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. At March 31, 2002, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $1.75 billion. A total of $1 billion of the commitments of the lenders are scheduled to expire in June 2002, and the Company has the ability to have any amounts then outstanding mature as late as June 2003. The remaining $750 million of commitments of the lenders are scheduled to expire in June 2005. BNSF currently intends to renew all or part of the commitments due to expire in June 2002 for another year. Annual facility fees are currently 0.100 percent and 0.125 percent, respectively, and are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The Company generally classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities.

The maturity value of commercial paper outstanding as of March 31, 2002 was $545 million, reducing the total capacity available under the revolving credit agreements to approximately $1.2 billion. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at March 31, 2002, the Company was in compliance.

7.    Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

2002
Beginning balance at January 1,	$274
Accruals	—
Payments	(20)
Other	(2)

Ending balance at March 31,	$252

Employee merger and separation liabilities of $252 million are included in the consolidated balance sheets at March 31, 2002, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and Other in the consolidated income statements. At March 31, 2002, $55 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $61 million at March 31, 2002, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger).

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999.

The liability balance at March 31, 2002, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement. During the first quarter of 2002, the Company recorded $2 million of reversals for certain liabilities associated with the consolidation plan. The reversal in the first quarter reflects accrued wage continuation payments related to workforce reductions for positions under collective bargaining agreements where the Company was subsequently able to place affected individuals in alternate positions.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $167 million at March 31, 2002. These costs were primarily incurred in connection with labor agreements reached prior to the Merger which, among other things, reduced train crew sizes and allowed for more flexible work rules. These costs will be paid between 2002 and approximately 2024.

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from a workforce reduction in 2001, a 1999 reorganization and the Merger were $24 million at March 31, 2002. These costs will be paid over the next several years based on deferral elections made by the employees.

8.    Commitments and Contingencies

Casualty and Environmental

Personal injury claims, including work-related injuries to employees, are a significant expense for the railroad industry. Employees of BNSF are compensated for work-related injuries according to the provisions of the Federal Employers’ Liability Act (FELA). FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to significant increases in expense in past years. BNSF has implemented a number of safety programs to reduce the number of personal injuries as well as the associated claims and personal injury expense. BNSF made payments for personal injuries of approximately $38 million during the first quarter of 2002. At March 31, 2002, the Company had recorded liabilities of $467 million, related to both asserted and unasserted personal injury claims. Of this amount, $191 million is included in current liabilities.

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the “Superfund” law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 30 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when BNSF’s liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for clean-up, and historical trend analyses.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

BNSF is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 380 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $14 million during the first three months of 2002 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. As of March 31, 2002, BNSF has recorded liabilities for remediation and restoration of all known sites of approximately $202 million, of which $56 million is included in current liabilities. BNSF anticipates that the majority of the accrued costs at March 31, 2002 will be paid over the next five years. No individual site is considered to be material.

Liabilities recorded for environmental costs represent BNSF’s best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF’s best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF’s total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF’s results of operations, financial position or liquidity.

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

9.    Common Stock Repurchase Program

During the first quarter of 2002, BNSF repurchased 2.8 million shares of its common stock at an average price of $28.62 per share under the Company’s share repurchase program amounting to a total cost of $80 million. Program-to-date repurchases through March 31, 2002, were 105.9 million shares at an average price of $25.81 per share, leaving 14.1 million shares available for repurchase out of the 120 million shares authorized.

10.    Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Weighted average stock options totaling 25.7 million and 13.3 million for the three months ended March 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis relates to the financial condition and results of operations of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively BNSF, Registrant or Company). The principal operating subsidiary of BNSF is The Burlington Northern and Santa Fe Railway Company (BNSF Railway). All earnings per share information is stated on a diluted basis.

Results of Operations

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001

BNSF recorded net income for the first quarter of 2002 of $172 million, or $0.45 per share, compared with first quarter 2001 net income of $134 million, or $0.34 per share, after an extraordinary charge of $6 million, net of tax, or $0.02 per share, related to the early extinguishment of debt. In addition, first quarter 2001 results reflected non-recurring losses of $40 million, net of tax, or $0.10 per share, related to non-rail investments.

Revenues

The following table presents BNSF’s revenue information by commodity group for the three months ended March 31, 2002 and 2001, and includes certain reclassifications of prior-year information to conform to current-year presentation:

	Revenues		Cars/Units		Average Revenue Per Car/Unit
	2002	2001	2002	2001	2002	2001
	(In Millions)		(In Thousands)
Consumer Products	$778	$806	880	900	$884	$896
Coal	508	526	511	516	994	1,019
Industrial Products	491	517	332	350	1,479	1,477
Agricultural Products	361	414	204	220	1,770	1,882

Total Freight Revenues	2,138	2,263	1,927	1,986	$1,109	$1,139

Other Revenues	25	30

Total Operating Revenues	$2,163	$2,293

Freight revenues for the 2002 first quarter were $2.14 billion, down 6 percent compared with the same 2001 period. Average revenue per car/unit decreased 3 percent in the first quarter of 2002 to $1,109 from $1,139 in the first quarter of 2001.

Consumer Products revenues of $778 million for the first quarter of 2002 were $28 million, or 3 percent, lower than the first quarter of 2001. Consumer revenues primarily reflect decreased automotive shipments and lower levels of less-than-truckload (LTL) traffic. These decreases were partially offset by new truckload business and higher international volumes for intermodal.

Coal revenues of $508 million for the first quarter of 2002 decreased $18 million, or 3 percent, versus the same period a year ago. Volume was lower than the first quarter 2001 as a result of reduced economic demand and lower burn rates reflecting mild winter weather. Revenue per car decreased as a result of shorter length of haul, modest price decreases related to the renewal of some contracts and lower quarterly adjustment factors in existing contracts.

Industrial Products revenues of $491 million for the first quarter of 2002 was $26 million, or 5 percent, lower than the first quarter of 2001. Revenues for the first quarter of 2002 fell due to production cutbacks affecting most sectors other than chemicals and plastics which experienced an increase of 3 percent.

Agricultural Products revenues of $361 million for the first quarter of 2002 were $53 million, or 13 percent, lower than revenues for the first quarter of 2001. This decrease was primarily due to decreased demand for soybeans moving through the Pacific Northwest to China as well as decreased corn and wheat exports.

Expenses

Total operating expenses for the first quarter of 2002 were $1,795 million, a decrease of $79 million, or 4 percent, versus the same 2001 period.

Compensation and benefits expenses of $714 million were $15 million, or 2 percent, lower than the first quarter of 2001. These decreases reflect lower compensation expenses related to increased productivity and lower headcounts as well as reduced railroad retirement taxes as a result of new legislation. Partially offsetting these decreases were increased wage and benefit rates for both the scheduled and non-union workforce.

Purchased services of $274 million for the first quarter of 2002 were $12 million, or 5 percent, higher than the first quarter of 2001. This primarily reflects higher insurance including decreased recoveries, and increased legal expenses primarily related to coal rate disputes.

Depreciation and amortization expenses of $230 million for the first quarter of 2002 were $2 million, or 1 percent, higher than the same period in 2001, primarily due to a higher capital base.

Equipment rents expenses for the first quarter of 2002 of $176 million were $11 million, or 6 percent, lower than the first quarter of 2001. This reflects fewer railcars, trailers and containers, and automotive equipment under lease as a result of decreased volumes and cost-saving initiatives. In addition, locomotive rental expense decreased due to fewer locomotives under lease.

Fuel expenses of $184 million for the first quarter of 2002 were $73 million, or 28 percent, lower than the first quarter of 2001, primarily as a result of a 22-cent decrease in the average all-in cost per gallon of diesel fuel. Consumption in the first quarter of 2002 was 283 million gallons compared with 297 million gallons in the first quarter of 2001. The decrease in the average all-in cost per gallon of diesel fuel includes a 30-cent decrease in the average purchase price and a hedge cost of 1-cent per gallon in the first quarter of 2002 compared with a 7-cent per gallon benefit in the first quarter of 2001.

Materials and other expenses of $217 million for the first quarter of 2002 were $6 million, or 3 percent, higher than the first quarter of 2001 principally due to an increase in casualty expense, principally related to one large derailment.

Interest expense of $109 million for the first quarter of 2002 was $11 million, or 9 percent, lower than the first quarter of 2001; primarily as a result of reduced interest rates, lower debt levels and the fixed to floating swaps.

Other income was $16 million or $89 million higher than the first quarter of 2001. This increase was primarily due to a $10 million increase in land sales in the first quarter of 2002 and a $64 million non-recurring loss for non-rail investments in the first quarter of 2001 related to FreightWise, Inc., an Internet transportation exchange; Pathnet Telecommunications, Inc., a telecommunications venture; and a portfolio of other non-core real-estate investments.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, through leasing of assets and through the sale of a portion of accounts receivable.

Operating Activities

Net cash provided by operating activities was $357 million for the three months ended March 31, 2002, compared with $360 million for the three months ended March 31, 2001.

Investing Activities

Net cash used for investing activities was $369 million for the three months ended March 31, 2002, compared with $300 million for the three months ended March 31, 2001. Investing activities for the three months ended March 31, 2002, include $260 million of capital expenditures, as discussed below, and $109 million of other investing activities that primarily reflects retired track structure removal costs, participation in joint investment projects and advances for future investment transactions.

A breakdown of cash capital expenditures for the three months ended March 31, 2002 and 2001, is set forth in the following table (in millions):

Three Months Ended March 31,	2002	2001
Maintenance of Way	$181	$164
Mechanical	28	26
Information Services	18	9
Other	6	9

Total Maintenance of Business	$233	$208
Terminal and Line Expansion	22	23
Other Projects	5	3

Total	$260	$234

BNSF increased first quarter 2002 cash capital expenditures compared with the same period in 2001 by $26 million primarily related to project timing.

Financing Activities

Net cash used for financing activities during the first three months of 2002 was $3 million, primarily related to common stock repurchases of $80 million and dividend payments of $46 million, partially offset by net borrowings of $96 million and proceeds from stock options exercised of $27 million.

Aggregate long-term debt due to mature within one year is $290 million. BNSF’s ratio of total debt to total capital was 45.9 percent at March 31, 2002 compared with 47.5 percent at March 31, 2001.

Dividends

Common stock dividends declared for the three months ended March 31, 2002 and 2001, were $0.12 per share, respectively. Dividends paid on common stock during the first three months of 2002 and 2001 were $46 million and $48 million, respectively. On January 17, 2002, the Board of Directors (the Board) declared a quarterly dividend of $0.12 per share on outstanding shares of common stock, $0.01 par value, payable April 1, 2002, to stockholders of record on March 11, 2002. On April 18, 2002, the Board of Directors declared a regular quarterly common stock dividend of $0.12 per share upon its outstanding shares of common stock, $0.01 par value, payable July 1, 2002 to shareholders of record on June 10, 2002.

Common Stock Repurchase Program

In July 1997, the Board authorized the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. In December 1999, April 2000 and September 2000, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date to the total shares previously authorized bringing BNSF’s share repurchase program to 120 million shares. During the first three months of 2002, BNSF repurchased 2.8 million shares of its common stock at an average price of $28.62 per share under the Company’s share repurchase program amounting to a total cost of $80 million. Program-to-date repurchases through March 31, 2002, were 105.9 million shares at an average price of $25.81 per share, leaving 14.1 million shares available for repurchase out of the 120 million shares authorized.

Long Term Debt and Lease Obligations

The Company’s business is capital intensive. BNSF has historically generated a significant amount of cash from operating activities which it uses to fund capital additions, service debt and pay dividends. Additionally, the Company relies on access to the debt and leasing markets to finance a portion of capital additions on a long-term basis. Free cash flow (calculated as cash flow from operations less capital expenditures, other investing activities and dividends paid) has also been used in recent years to repurchase common stock.

BNSF has recently agreed to acquire 500 locomotives over the next several years. The locomotives acquired will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used will depend upon then current market conditions and other factors.

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse affect on the Company’s liquidity.

Credit Agreements

BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. At March 31, 2002, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $1.75 billion. A total of $1 billion of the commitments of the lenders are scheduled to expire in June 2002, and the Company has the ability to have any amounts then outstanding mature as late as June 2003. The remaining $750 million of commitments of the lenders are scheduled to expire in June 2005. BNSF currently intends to renew all or part of the commitments due to expire in June 2002 for another year. Annual facility fees are currently 0.100 percent and 0.125 percent, respectively, and are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The Company generally classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities.

The maturity value of commercial paper outstanding as of March 31, 2002 was $545 million, reducing the total capacity available under the revolving credit agreements to approximately $1.2 billion. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at March 31, 2002, the Company was in compliance.

Sale Of Accounts Receivable

BNSF’s accounts receivable sales program, as described in Note 4 of the Consolidated Financial Statements, includes a provision that allows the institutions participating in this program, at their option, to cancel the program if BNSF Railway’s senior unsecured credit rating falls below investment grade. Upon cancellation, BNSF would not be able to sell additional receivables under this program. If such event were to occur, BNSF would expect to have sufficient liquidity remaining under its revolving credit agreements to fund the full amount of securities outstanding under the sales program. The receivable facility expires in June 2002, and the Company currently intends to renew this facility under similar terms. At March 31, 2002, $650 million of certificates were outstanding leaving an additional $50 million available to be sold under the $700 million accounts receivable sales agreement.

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

Fuel Hedges

Between March 31, 2002 and April 30, 2002, the Company entered into additional fuel swap agreements utilizing Gulf Coast #2 heating oil to hedge the equivalent of 13 million gallons of diesel fuel, for the second half of 2002 at an average price of 63 cents per gallon. In addition, between March 31, 2002 and April 30, 2002, the Company entered into caps utilizing Gulf Coast #2 heating oil to hedge the equivalent of 69 million gallons of diesel fuel, for the second quarter of 2002, at an average strike price of 71 cents per gallon. The company paid a premium of 2 cents per gallon for the caps.

Employees and Labor Relations

Approximately 88 percent of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway’s union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers’ Conference Committee (NCCC), BNSF’s multi-employer collective bargaining representative, reached a final agreement with the Brotherhood of Maintenance of Way Employees (BMWE) resolving wage, work rule and benefit issues through 2004 which was implemented in July 2001. BMWE represents BNSF’s track, bridge and building maintenance employees, or about one-fourth of BNSF’s unionized workforce. In June 2001, the NCCC reached a tentative agreement with the International Brotherhood of Electrical Workers (IBEW), which represents approximately 5 percent of BNSF’s unionized workforce, addressing wage and work rule issues through 2004, but leaving health and welfare benefit issues for settlement in separate talks with other railroad unions. IBEW members failed to ratify the tentative agreement. No new talks with IBEW are scheduled. During the third quarter of 2000, the NCCC reached a tentative agreement with the United Transportation Union (UTU) covering wage and work rule issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, approximately one-third of BNSF’s unionized workforce. This agreement is also subject to ratification by the UTU’s membership. As in the tentative IBEW agreement, health and welfare benefit issues were not resolved with UTU and remain the subject of continuing negotiations.

Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet completed its analysis of SFAS No. 143; although, it does not currently expect implementation to have a significant effect on its results of operations or financial condition.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices, changes in the securities and capital markets, and changes in labor costs and labor difficulties including stoppages affecting either BNSF’s operations or our customers’ abilities to deliver goods to BNSF for shipment; legal and regulatory factors: developments and changes in laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition, and commodity concentrations, the Company’s ability to achieve its operational and financial initiatives and to contain costs, as well as natural events such as severe weather, floods and earthquakes or other disruptions of BNSF Railway’s operating systems, structures, or equipment.

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event the Company does update any forward-looking statement, no inference should be made that the Company will make additional updates with respect to that statement, related matters, or any other forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments which inherently have some degree of market risk. The qualitative and quantitative information presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Notes 2 and 6 of the Consolidated Financial Statements describe significant aspects of BNSF’s financial instrument programs, which have a material market risk.

Interest Rate Sensitivity

From time to time, BNSF enters into various interest rate-hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt to manage its ratio of fixed-rate debt to floating-rate debt. BNSF’s measurement of fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

As discussed in Note 2 in the Consolidated Financial Statements, the Company uses several types of interest rate swaps to minimize exposure to risk. These swaps are accounted for either as cash flow or fair value hedges as required under SFAS No. 133.

All swap transactions outstanding with an interest rate component are reflected in the table below.

	March 31, 2002
	MATURITY DATE
						There- after	Total	Fair Value
	2002	2003	2004	2005	2006			(in millions)
Cash Flow Hedges
Variable to Fixed LIBOR swaps (in millions)	$100	$100	—	—	—	—	$200	$(1)
Average Fixed Rate	4.59%	3.14%	—	—	—	—	3.86%
Average Floating Rate	1.90%	1.89%	—	—	—	—	1.90%

Fair Value Hedges
Fixed to Variable swaps (in millions)	—	—	$100	$300	—	$500	$900	$(2)
Average Fixed Rate	—	—	8.63%	6.38%	—	7.18%	7.07%
Average Floating Rate	—	—	6.14%	3.46%	—	3.67%	3.87%

Commodity Price Sensitivity

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases as discussed in Note 2 to the Company’s consolidated financial statements. Hedge transactions are typically based on the price of pipeline delivery of Gulf Coast #2 heating oil or the front month settlement price of West Texas Intermediate (WTI) crude oil. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For caps, BNSF pays a premium at inception then, if the actual average hedge commodity price during the specified determination period is greater than the hedge price, receives the difference between the hedge price and average commodity price for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, and Gulf Coast #2 heating oil and WTI crude oil.

BNSF measures the fair value of fuel swaps from daily forward price data provided by various external counterparties. To value a swap, the Company uses a three-month average of forward commodity prices for the period hedged. The fair value of the fuel costless collars and the caps is calculated and provided by the corresponding counterparty. The table below provides information about BNSF’s diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices, and presents notional amounts in gallons and the weighted average contract prices by contractual maturity date.

The prices included in the tables below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF’s diesel fuel.

	March 31, 2002
	Maturity Date			Fair Value (in millions)
	2002	2003	2004
Gulf Coast #2 Heating Oil Swaps:
Gallons (in millions)	369	—	—	$3
Weighted average price per gallon	$0.57	—	—
Gulf Coast #2 Heating Oil Costless Collars:
Gallons (in millions)	44	—	—	$2
Weighted average price per gallon—caps	$0.65	—	—
Weighted average price per gallon—floors	$0.56	—	—
West Texas Intermediate Crude Oil Swaps:
Barrels (in thousands)	—	2,400	2,100	$4
Weighted average price per barrel	—	$20.55	$20.63

At March 31, 2002, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure.

The Company entered into fuel hedge transactions between March 31, 2002 and April 30, 2002. See Other Matters: Fuel Hedges in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

BNSF and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of BNSF’s management that none of these items, when finally resolved, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Item 5.    Submission of Matters to a Vote of Security Holders

At the April 17, 2002, annual meeting of shareholders, the Company’s shareholders elected 12 directors, each for a one-year term and voted on a Company proposal to approve the amendment of its 1999 Stock Incentive Plan.

Election of Twelve Directors

The shareholders elected the Company’s 12 nominees to the 12 director positions by the vote shown below:

Nominees	Votes For	Withheld
Alan L. Boeckmann	311,518,568	24,071,190
John J. Burns, Jr.	326,110,257	9,479,501
Bill M. Lindig	326,195,244	9,394,514
Vilma S. Martinez	321,456,597	14,133,161
Marc F. Racicot	320,478,237	15,111,521
Roy S. Roberts	326,212,376	9,377,382
Matthew K. Rose	325,893,793	9,695,965
Marc J. Shapiro	321,508,361	14,081,397
Robert H. West	323,182,043	12,407,715
J. Steven Whisler	323,246,101	12,343,657
Edward E. Whitacre, Jr.	326,260,424	9,329,334
Michael B. Yanney	326,135,261	9,454,497

Approval of the Amendment of the 1999 Stock Incentive Plan

The shareholders approved the amendment of the Burlington Northern Santa Fe 1999 Stock Incentive Plan by the following vote:

For	298,256,999
Against	34,753,557
Abstentions	2,579,202

Item 6.    Exhibits and Reports on Form 8-K

A.    Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

B.    Reports on Form 8-K

Registrant filed a Current Report on Form 8-K (Date of earliest event reported: February 22, 2002) in which it reported under Item 5 and attached as an exhibit under Item 7(c) its February 22, 2002, press release cautioning shareholders as to an unsolicited mini-tender offer made by TRC Capital Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON NORTHERN SANTA FE CORPORATION (Registrant)

By:	/s/ Dennis R. Johnson
Dennis R. Johnson Vice President and Controller (On behalf of the Registrant and as principal accounting officer)
Dated:  May 1, 2002

S-1

BURLINGTON NORTHERN SANTA FE CORPORATION

Exhibit Index

10.1*	Burlington Northern Santa Fe Corporation 1999 Stock Incentive Plan, as amended effective April 18, 2002.

10.2*	Burlington Northern Santa Fe Supplemental Retirement Plan, as amended April 18, 2002.

12.1	Computation of Ratio of Earnings to Fixed Charges.

*Management contract or compensatory plan or arrangement.

E-1