Form 10-Q
period 2002-06-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2002-08-09
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 19, 2002

Common stock, $.01 par value	380,525,605 shares

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$2,207	$2,271	$4,370	$4,564
Operating expenses:
Compensation and benefits	696	694	1,410	1,423
Purchased services	279	274	553	536
Depreciation and amortization	231	230	461	458
Equipment rents	179	190	355	377
Fuel	207	246	391	503
Materials and other	210	209	427	420

Total operating expenses	1,802	1,843	3,597	3,717

Operating income	405	428	773	847
Interest expense	105	115	214	235
Other (income) expense, net	(10)	5	(26)	78

Income before income taxes and extraordinary charge	310	308	585	534
Income tax expense	116	113	219	199

Income before extraordinary charge	$194	$195	$366	$335
Extraordinary charge, net	—	—	—	(6)

Net income	$194	$195	$366	$329

Earnings per share:
Basic earnings per share (before extraordinary charge)	$0.51	$0.50	$0.96	$0.86
Basic earnings per share (after extraordinary charge)	$0.51	$0.50	$0.96	$0.85
Diluted earnings per share (before extraordinary charge)	$0.51	$0.50	$0.95	$0.85
Diluted earnings per share (after extraordinary charge)	$0.51	$0.50	$0.95	$0.84

Average shares (in millions):
Basic	379.7	389.0	381.1	389.2
Dilutive effect of stock awards	2.6	4.8	2.8	4.7

Diluted	382.3	393.8	383.9	393.9

Dividends declared per share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions, shares in thousands)
(Unaudited)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$178	$26
Accounts receivable, net	197	172
Materials and supplies	217	191
Current portion of deferred income taxes	328	306
Other current assets	138	28

Total current assets	1,058	723
Property and equipment, net	23,503	23,110
Other assets	920	888

Total assets	$25,481	$24,721

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$1,903	$1,873
Long-term debt due within one year	291	288

Total current liabilities	2,194	2,161
Long-term debt and commercial paper	6,714	6,363
Deferred income taxes	6,958	6,731
Casualty and environmental liabilities	432	423
Employee merger and separation costs	184	216
Other liabilities	998	978

Total liabilities	17,480	16,872

Commitments and contingencies (see notes 2, 6, and 8)
Stockholders’ equity:
Common stock, $.01 par value, 600,000 shares authorized; 496,222 shares and 492,818 shares issued, respectively	5	5
Additional paid-in capital	5,662	5,584
Retained earnings	5,322	5,048
Treasury stock, at cost, 114,964 shares and 107,041 shares, respectively	(2,955)	(2,745)
Unearned compensation	(50)	(34)
Accumulated other comprehensive income (deficit)	17	(9)

Total stockholders’ equity	8,001	7,849

Total liabilities and stockholders’ equity	$25,481	$24,721

See accompanying notes to consolidated financial statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Operating Activities:
Net income	$366	$329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	461	458
Deferred income taxes	190	107
Extraordinary charge	—	9
Employee merger and separation costs paid	(31)	(27)
Other, net	(33)	50
Changes in current assets and liabilities:
Accounts receivable, net	(25)	52
Materials and supplies	(15)	6
Other current assets	(46)	39
Accounts payable and other current liabilities	15	(92)

Net cash provided by operating activities	882	931

Investing Activities:
Capital expenditures	(641)	(637)
Other, net	(98)	(16)

Net cash used for investing activities	(739)	(653)

Financing Activities:
Net increase (decrease) in commercial paper and bank borrowings	41	(326)
Proceeds from issuance of long-term debt	300	400
Payments on long-term debt	(74)	(168)
Dividends paid	(92)	(96)
Proceeds from stock options exercised	35	101
Purchase of BNSF common stock	(199)	(157)
Other, net	(2)	(17)

Net cash provided by (used for) financing activities	9	(263)

Increase in cash and cash equivalents	152	15
Cash and cash equivalents:
Beginning of period	26	11

End of period	$178	$26

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$235	$239
Income taxes paid, net of refunds	40	28

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF’s consolidated financial position as of June 30, 2002 and the results of operations for the three and six month periods ended June 30, 2002 and 2001 have been included.

In the second quarter of 2002, the Company formed a consolidated wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), in which it made a cash capital contribution of $60 million. BNSF IC will provide insurance coverage for certain punitive damage risks incurred after April 1, 1998, Federal Employers Liability Act (FELA) claims, railroad protective and Force Account claims incurred after January 1, 2002, and certain other claims, which are subject to reinsurance. At June 30, 2002, BNSF IC had invested in commercial paper issued by BNSF, and third party time deposits and money markets. The Company’s accounting policies related to Personal Injury, as disclosed in Footnote 2 in the 2001 Annual Report on Form 10-K, did not change as a result of the operation of this subsidiary.

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

The Company currently uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCI as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF monitors its hedging positions and credit ratings of its counterparties and does not expect losses due to counterparty nonperformance.

Fuel

Fuel costs for the first six months of 2002 and 2001 represented 11 percent and 14 percent, respectively, of total operating expenses. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on annualized fuel consumption during the first six months of 2002 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $11 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of June 30, 2002, BNSF had entered into fuel swap agreements utilizing Gulf Coast #2 heating oil to hedge the equivalent of approximately 296 million gallons of diesel fuel for the second half of 2002, at an average price of approximately 58 cents per gallon. The Company also entered into fuel swap agreements utilizing West Texas Intermediate (WTI) crude oil to hedge the equivalent of approximately 101 million and 88 million gallons (2.4 million and 2.1 million barrels) of diesel fuel for 2003 and 2004, respectively, at an average price of $20.58 per barrel. Additionally, as of June 30, 2002, BNSF had entered into costless collar agreements, effective through 2002, utilizing Gulf Coast #2 heating oil to hedge the equivalent of approximately 32 million gallons of diesel fuel at an average cap price of approximately 64 cents per gallon and an average floor price of approximately 56 cents per gallon. The above prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of commodities hedged and the purchase price of BNSF’s diesel fuel, which typically range between 10 and 20 cents per gallon. As of June 30, 2002, BNSF’s fuel-hedging program covered approximately 58 percent, 8 percent and 7 percent of estimated fuel purchases for the remainder of 2002, 2003 and 2004, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

As a result of adopting SFAS No. 133, the Company recorded a cumulative transition benefit of $56 million, net of tax, to AOCI related to deferred gains on fuel hedging transactions as of January 1, 2001. Subsequent changes in fair value for the effective portion of derivatives qualifying as hedges are recognized in Other Comprehensive Income (OCI) until the purchase of the related hedged item is recognized in earnings, at which time changes in fair value previously recorded in OCI are reclassified to earnings and recognized in fuel expense. During the second quarter of 2002, the Company recognized a gain of approximately $400 thousand related to the ineffective portion of derivatives in fuel expense. At June 30, 2002, AOCI includes a pretax gain of $38 million, all of which relates to derivative transactions that will expire through 2004. Settled fuel-hedging contracts are a $9 million receivable and a $3 million payable at June 30, 2002 and December 31, 2001, respectively, recorded in working capital.

BNSF measures the fair value of swaps from data provided by various external counterparties. To value a swap, the Company uses a three-month average of forward Gulf Coast #2 heating oil prices or WTI crude oil prices for the period hedged. The fair value of costless collars is calculated and provided by the corresponding counterparties.

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

The cumulative transition benefit of adopting SFAS No. 133 as of January 1, 2001, included $2 million, net of tax, related to deferred gains on closed-out derivatives which were used to lock the treasury rate on anticipated borrowings. The deferred gains for cash flow hedges in AOCI are being amortized to interest expense over the life of the related debt.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Cash Flow Hedges

The Company uses interest rate swaps to fix the LIBOR component of commercial paper. These swaps are accounted for as cash flow hedges under SFAS No. 133 and qualify for the short cut method of recognition and, therefore, no portion of these swaps is treated as ineffective. As of June 30, 2002, BNSF had entered into four separate interest rate swaps to fix the LIBOR component of $100 million of commercial paper at an average rate of 3.14 percent. The average floating rate BNSF received on the swaps, which fluctuates monthly, was 1.84 percent as of June 30, 2002. These swaps will expire in 2003. As of June 30, 2002, AOCI included a pretax loss of $1 million related to the fair value of these interest rate swaps.

Fair Value Hedges

The Company also enters into interest rate swaps to convert fixed-rate debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of June 30, 2002, BNSF had entered into nine separate swaps on a notional amount of $900 million in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF as of June 30, 2002, was 3.86 percent and the average fixed rate BNSF is to receive is 7.07 percent. These swaps will expire between 2004 and 2009. As of June 30, 2002, BNSF has recorded $32 million in other current assets for the fair value of these swaps.

BNSF’s measurement of the fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

3.    Comprehensive Income

BNSF’s comprehensive income, net of tax, was $212 million and $392 million for the three and six months ended June 30, 2002, respectively, compared with $193 million and $363 million for the three and six months ended June 30, 2001, respectively. BNSF’s comprehensive income includes net income and adjustments to the minimum pension liability, as well as changes related to derivatives that qualify for cash flow hedge accounting. The change in Accumulated Other Comprehensive Income, net of tax, for the three and six months ended June 30, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)		(in millions)
Balance at beginning of period	$(1)	$26	$(9)	$(10)
Cumulative effect of adoption of SFAS No.133, net	—	—	—	58
Gain on derivative instruments, included in net income	(5)	(11)	(3)	(23)
Change in fair value of derivative instruments	23	9	29	(1)

Balance at end of period	$17	$24	$17	$24

4.    Accounts Receivable, Net

BNSF maintains an allowance for uncollectible accounts receivable. At June 30, 2002 and December 31, 2001, $74 million and $65 million, respectively, of such allowances had been recorded. The allowance is based on a calculation that uses the application of historical experience to aged receivables in combination with management’s judgment of potential future uncollectible amounts for individual known receivables for which collection appears unlikely.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

BNSF Railway sells certain of its accounts receivable to a wholly-owned special purpose subsidiary, Santa Fe Receivables Corporation (SFRC), which then transfers the receivables to a master trust that sells undivided interests in the receivables to investors. Creditors of BNSF and BNSF Railway have no recourse to the assets of SFRC or the master trust. Under the current facility, the master trust may sell investor interests with a principal amount up to $700 million through June 27, 2003. At June 30, 2002, investor interests totaling $645 million were outstanding compared with $625 million as of December 31, 2001.

5.    Other (Income) Expense, Net

Other income for the second quarter 2002 was $10 million or $15 million higher than the second quarter 2001, primarily as a result of a $16 million increase in land sales. Other income for the first six months of 2002 was $26 million or $104 million higher than the first six months of 2001. This increase was primarily due to a $26 million increase in land sales and a decrease of $11 million in accounts receivable sale fees in the first six months of 2002, and a $64 million loss related to non-rail investments in the first quarter of 2001.

6.    Debt

Notes and Debentures

In June 2002, BNSF issued $300 million of 5.90 percent notes due July 1, 2012. The net proceeds of the debt issuance will be used for general corporate purposes including the repayment of outstanding commercial paper. Subsequent to this debt issuance, the Company had $300 million of debt capacity under the May 2001 shelf registration statement.

In March 2002, BNSF entered into fixed-to-floating rate swaps for a notional amount of $400 million in which it pays an average floating rate that fluctuates quarterly based on LIBOR. Including these swaps, BNSF’s total fixed-to-floating position is $900 million. The average floating rate that BNSF pays on the $900 million of swaps as of June 30, 2002 is 3.86 percent and the average fixed rate BNSF receives is 7.07 percent. These swaps expire between 2004 and 2009.

In March 2001, $100 million of 33-year remarketable bonds issued in 1998 were called by the holder of the call option. BNSF subsequently purchased the option from the holder and retired the bonds, and incurred an extraordinary loss of $6 million, net of tax, due to early retirement. Additionally, in March 2001, BNSF issued a $12 million, 5.96 percent note due April 2004.

In May 2001, BNSF issued $400 million of 6.75 percent notes due July 15, 2011. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

Commercial Paper and Bank Borrowings

BNSF issues commercial paper from time to time that is supported by bank revolving credit agreements. At June 30, 2002, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $1.5 billion. In June 2002, the Company reduced its $1 billion short-term facility, which was scheduled to expire in June 2002, to $750 million and extended its expiration date to June 2003. The Company has the ability to have any amounts then outstanding mature as late as June 2004. The remaining $750 million commitments of the lenders under the long-term facility are scheduled to expire in June 2005. Annual facility fees are currently 0.100 percent and 0.125 percent for the short-term and long-term facilities, respectively. Both rates are subject to change based upon changes in BNSF’s senior unsecured debt ratings.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Borrowing rates are based upon: i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The Company classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities.

The maturity value of commercial paper outstanding as of June 30, 2002, was $626 million, reducing the total capacity available under the revolving credit agreements to approximately $874 million. Included in the $626 million maturity value of commercial paper is $168 million issued to a consolidated subsidiary of BNSF that is eliminated upon consolidation. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements. At June 30, 2002, the Company was in compliance.

Other

During 2001, the Company entered into agreements to form a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on the BNSF Railway. The purpose of this Partnership is to construct and operate a 13-mile railroad that will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF owns a 48 percent limited partnership interest and a one- percent general partnership interest in the Partnership and will act as the general partner and operator of this facility. The Company has agreed to guarantee debt incurred by the Partnership, which is expected to be approximately $85 million in connection with the construction of this line, and will provide up to $15 million of interim financing during the construction period. As of June 30, 2002, BNSF had no guarantees outstanding under this agreement. During the first six months of 2002, BNSF had advanced approximately $2 million to the Partnership under the interim financing arrangement, bringing the total advanced to date to approximately $8 million.

7.    Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

	2002	2001
Beginning balance at January 1,	$274	$310
Accruals	—	—
Payments	(31)	(27)
Other	(5)	(4)

Ending balance at June 30,	$238	$279

Employee merger and separation liabilities of $238 million are included in the consolidated balance sheet at June 30, 2002, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and other in the consolidated income statements. At June 30, 2002, $54 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $41 million at June 30, 2002, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The liability balance at June 30, 2002, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement. During the first six months of 2002, the Company recorded $5 million of reversals for certain liabilities associated with the consolidation plan. Reversals primarily reflect accrued wage continuation payments related to workforce reductions for positions under collective bargaining agreements where the Company was subsequently able to place affected individuals in alternate positions.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $175 million at June 30, 2002. These costs were primarily incurred in connection with labor agreements reached prior to the Merger which, among other things, reduced train crew sizes and allowed for more flexible work rules. These costs are expected to be paid between 2002 and approximately 2024.

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from a workforce reduction in 2001, the 1999 reorganization and the Merger were $22 million at June 30, 2002. These costs will be paid over the next several years based on deferral elections made by the employees.

8.    Commitments and Contingencies

Casualty and Environmental

Personal injury claims, including work-related injuries to employees, are a significant expense for the railroad industry. Employees of BNSF are compensated for work-related injuries according to the provisions of the Federal Employers’ Liability Act (FELA). FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to significant increases in expense in past years. BNSF has implemented a number of safety programs to reduce the number of personal injuries as well as the associated claims and personal injury expense. BNSF made payments for personal injuries of approximately $83 million during the first six months of 2002. At June 30, 2002, the Company had recorded liabilities of $476 million, related to both asserted and unasserted personal injury claims. Of this amount, $185 million is included in current liabilities.

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the “Superfund” law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF has been notified that it is a potentially responsible party (PRP) for study and clean-up costs for approximately 30 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when BNSF’s liability for environmental clean up is both probable and a reasonable estimate can be made of associated costs. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for clean-up, and historical trend analyses.

BNSF is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 385 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF paid approximately $27 million during the first six months of 2002 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. As of June 30, 2002, BNSF has recorded liabilities for remediation and restoration of all known sites of $197 million, of which $56 million is included in current liabilities. BNSF anticipates that the majority of the accrued costs at June 30, 2002, will be paid over the next five years. No individual site is considered to be material.

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

9.    Common Stock Repurchase Program

During the first six months of 2002, BNSF repurchased 6.9 million shares of its common stock at an average price of $28.60 per share under the Company’s share repurchase program amounting to a total cost of $199 million. Program-to-date repurchases through June 30, 2002, were approximately 110.1 million shares at an average price of $25.92 per share, leaving 9.9 million shares available for repurchase out of the 120 million shares authorized.

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

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Weighted average stock options totaling 25.5 million and 25.6 million for the three and six months ended June 30, 2002, respectively, and 8.5 million and 8.6 million for the three and six months ended June 30, 2001, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

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

Results of Operations

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

BNSF recorded net income for the second quarter of 2002 of $194 million, or $0.51 per share, compared with second quarter 2001 net income of $195 million, or $0.50 per share.

Revenues

The following table presents BNSF’s revenue information by commodity group for the three months ended June 30, 2002 and 2001, and includes certain reclassifications of prior-year information to conform to current-year presentation:

	Revenues		Cars/Units		Average Revenue Per Car/Unit
	2002	2001	2002	2001	2002	2001
	(In Millions)		(In Thousands)
Consumer Products	$848	$845	986	931	$860	$908
Industrial Products	535	536	373	376	1,434	1,426
Coal	488	532	500	527	976	1,009
Agricultural Products	312	328	177	182	1,763	1,802

Total Freight Revenues	2,183	2,241	2,036	2,016	1,072	1,112

Other Revenues	24	30

Total Operating Revenues	$2,207	$2,271

Freight revenues for the second quarter of 2002 were $2.2 billion, down 3 percent compared with the same 2001 period. Average revenue per car/unit decreased 4 percent in the second quarter of 2002 to $1,072 from $1,112 in the second quarter of 2001.

Consumer Products revenues of $848 million for the second quarter of 2002 were $3 million higher than the second quarter of 2001. Consumer revenues primarily reflect increased volumes in the international and truckload businesses, offset by decreased automotive shipments related to a contract loss in the third quarter of 2001 and lower levels of traffic in other intermodal sectors. The reduction in revenue per car/unit was related to an increase in lower rated international traffic and a decrease in automotive traffic.

Industrial Products revenues decreased $1 million to $535 million for the second quarter of 2002. A 12 percent increase in the chemicals sector was more than offset by general softness in the construction products sector.

Coal revenues of $488 million for the second quarter of 2002 decreased $44 million, or 8 percent, versus the same period a year ago. Volume was lower than the second quarter 2001 as a result of reduced demand. Revenue per car/unit decreased as a result of shorter length of haul, modest price decreases related to the renewal of some contracts and cost adjustment factors in existing contracts.

Agricultural Products revenues of $312 million for the second quarter of 2002 were $16 million, or 5 percent, lower than revenues for the second quarter of 2001, primarily due to decreased corn and wheat exports and shorter length of haul, which also contributed to lower revenue per car/unit.

Expenses

Total operating expenses for the second quarter of 2002 were $1,802 million, a decrease of $41 million, or 2 percent, versus the same 2001 period.

Compensation and benefits expenses of $696 million were $2 million higher than the second quarter of 2001. These increases were primarily due to increased wage and benefit rates for both the scheduled and non-union workforce and higher incentive compensation accruals. These increases were partially offset by lower compensation expenses related to increased productivity and lower headcounts as well as reduced railroad retirement taxes as a result of new legislation.

Purchased services of $279 million for the second quarter of 2002 were $5 million, or 2 percent, higher than the second quarter of 2001. This primarily reflects higher insurance including decreased recoveries.

Depreciation and amortization expenses of $231 million for the second quarter of 2002 were $1 million higher than the same period in 2001.

Equipment rents expenses for the second quarter of 2002 of $179 million were $11 million, or 6 percent, lower than the second quarter of 2001. This reflects fewer foreign cars on BNSF’s line, increased receipts related to BNSF equipment on other railroads, and reduced automotive rents due to lower volumes. In addition, locomotive rental expense decreased due to fewer locomotives under lease.

Fuel expenses of $207 million for the second quarter of 2002 were $39 million, or 16 percent, lower than the second quarter of 2001, primarily as a result of an 11-cent decrease in the average all-in cost per gallon of diesel fuel. Consumption in the second quarter of 2002 was 283 million gallons compared with 293 million gallons in the second quarter of 2001. The decrease in the average all-in cost per gallon of diesel fuel includes a 13-cent decrease in the average purchase price and a hedge benefit of 3 cents per gallon in the second quarter of 2002 compared with a 5-cent per gallon benefit in the second quarter of 2001.

Materials and other expenses of $210 million for the second quarter of 2002 were $1 million higher than the second quarter of 2001.

Interest expense of $105 million for the second quarter of 2002 was $10 million, or 9 percent, lower than the second quarter of 2001. This decrease is primarily a result of lower short-term interest rates coupled with higher levels of floating rate debt.

Other income was $10 million or $15 million higher than the second quarter of 2001. This increase was primarily due to an increase in land sales and a reduction in accounts receivable sales fees.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

BNSF recorded net income for the first six months of 2002 of $366 million, or $0.95 per share, compared with first six months of 2001 net income of $329 million, or $0.84 per share, after an extraordinary charge of $6 million, net of tax, or $0.02 per share, related to the early extinguishment of debt. In addition, first quarter 2001 results reflected losses of $40 million, net of tax, or $0.10 per share, related to non-rail investments.

Revenues

The following table presents BNSF’s revenue information by commodity group for the six months ended June 30, 2002 and 2001, and includes certain reclassifications of prior-year information to conform to current-year presentation:

	Revenues		Cars/Units		Average Revenue Per Car/Unit
	2002	2001	2002	2001	2002	2001
	(In Millions)		(In Thousands)
Consumer Products	$1,626	$1,651	1,866	1,831	$871	$902
Industrial Products	1,026	1,053	705	726	1,455	1,450
Coal	996	1,058	1,011	1,043	985	1,014
Agricultural Products	673	742	381	402	1,766	1,846

Total Freight Revenues	4,321	4,504	3,963	4,002	$1,090	$1,125

Other Revenues	49	60

Total Operating Revenues	$4,370	$4,564

Freight revenues for the first six months of 2002 were $4.3 billion, down 4 percent compared with the same 2001 period. Average revenue per car/unit decreased 3 percent in the first six months of 2002 to $1,090 from $1,125 in the first six months of 2001.

Consumer Products revenues of $1,626 million for the first six months of 2002 were $25 million, or 2 percent, lower than the first six months of 2001. Consumer revenues primarily reflect decreased automotive shipments related to a contract loss in the third quarter of 2001 and lower levels of less-than-truckload (LTL) traffic. These decreases were partially offset by higher truckload and international volumes. The reduction in revenue per car/unit was related to an increase in lower rated international traffic and a decrease in automotive and LTL traffic.

Industrial Products revenues of $1,026 million for the first six months of 2002 were $27 million, or 3 percent, lower than the first six months of 2001. An 8 percent increase in the chemicals sector was more than offset by general softness in the construction products sector.

Coal revenues of $996 million for the six months of 2002 decreased $62 million, or 6 percent, versus the same period a year ago. Volume was lower than the first six months of 2001 as a result of reduced demand. Revenue per car/unit decreased as a result of shorter length of haul, modest price decreases related to the renewal of some contracts and cost adjustment factors in existing contracts.

Agricultural Products revenues of $673 million for the first six months of 2002 were $69 million, or 9 percent, lower than revenues for the same period in 2001, primarily due to decreased soybean, wheat and corn exports and shorter length of haul, which also contributed to lower revenue per car/unit.

Expenses

Total operating expenses for the first six months of 2002 were $3,597 million, a decrease of $120 million, or 3 percent, versus the same 2001 period.

Compensation and benefits expenses of $1,410 million were $13 million, or 1 percent, lower than first six months of 2001. These decreases reflect lower compensation expenses related to increased productivity and lower headcounts as well as reduced railroad retirement taxes as a result of new legislation. Partially offsetting these decreases were increased wage and benefit rates for both the scheduled and non-union workforce and higher incentive compensation accruals.

Purchased services of $553 million for the first six months of 2002 were $17 million, or 3 percent, higher than the same period in 2001. This primarily reflects higher insurance including decreased recoveries, and increased legal expenses primarily related to coal rate disputes.

Depreciation and amortization expenses of $461 million for the first six months of 2002 were $3 million, or 1 percent, higher than the same period in 2001.

Equipment rents expenses for the first six months of 2002 of $355 million were $22 million, or 6 percent, lower than the first six months of 2001. This reflects fewer foreign cars on BNSF’s line, increased receipts related to BNSF equipment on other railroads, and reduced automotive rents due to lower volumes. In addition, locomotive rental expense decreased due to fewer locomotives under lease.

Fuel expenses of $391 million for the first six months of 2002 were $112 million, or 22 percent, lower than the first six months of 2001, primarily as a result of a 16-cent decrease in the average all-in cost per gallon of diesel fuel. Consumption in the first six months of 2002 was 566 million gallons compared with 590 million gallons in the first six months of 2001. The decrease in the average all-in cost per gallon of diesel fuel includes a 22-cent decrease in the average purchase price and a hedge benefit of less than one-cent per gallon in the first six months of 2002 compared with a 6-cent hedge benefit per gallon in the first six months of 2001

Materials and other expenses of $427 million for the first six months of 2002 were $7 million, or 2 percent, higher than the first six months of 2001 principally due to an increase in casualty expense, primarily related to two large derailments, and increased personal injury expense.

Interest expense of $214 million for the first six months of 2002 was $21 million, or 9 percent, lower than the first six months of 2001. This decrease is primarily a result of lower short-term interest rates coupled with higher levels of floating rate debt.

Other income was $26 million or $104 million higher than the first six months of 2001. This increase was primarily due to a $26 million increase in land sales, a decrease of $11 million in accounts receivable sale fees in the first six months of 2002 and a $64 million loss related to non-rail investments in the first quarter of 2001.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, through leasing of assets and through the sale of a portion of accounts receivable.

Operating Activities

Net cash provided by operating activities was $882 million for the six months ended June 30, 2002, compared with $931 million for the six months ended June 30, 2001. The decrease in cash from operations was primarily due to changes in working capital principally related to an insurance settlement received in 2001 and increases in deferred income taxes payable partially due to higher tax depreciation resulting from the 2002 Economic Stimulus Act.

Investing Activities

Net cash used for investing activities was $739 million for the six months ended June 30, 2002, compared with $653 million for the six months ended June 30, 2001. Investing activities for the six months ended June 30, 2002, include $641 million of capital expenditures, as discussed on the next page, and $98 million of other investing activities that generally reflect retired track structure removal costs and participation in joint investment projects. Also included, and the primary reason for the increase in other investing activities over 2001, was the timing in 2001 of advances for the temporary acquisition of equipment or other assets subsequently sold and leased back through operating leases.

A breakdown of cash capital expenditures for the six months ended June 30, 2002 and 2001, is set forth in the following table (in millions):

Six Months Ended June 30,	2002	2001
Maintenance of Way	$452	$442
Mechanical	62	70
Information Services	41	30
Other	27	27

Total Maintenance of Business	$582	$569
Terminal and Line Expansion	49	62
Other Projects	10	6

Total	$641	$637

Financing Activities

Net cash provided by financing activities during the first six months of 2002 was $9 million, primarily related to net borrowings of $267 million and proceeds of $35 million from 1.9 million stock options exercised, partially offset by common stock repurchases of $199 million and dividend payments of $92 million.

In June 2002, BNSF issued $300 million of 5.90 percent notes due July 1, 2012. The net proceeds of the debt issuance will be used for general corporate purposes including the repayment of outstanding commercial paper. Subsequent to this debt issuance, the Company had $300 million of debt capacity under the May 2001 shelf registration statement.

Aggregate long-term debt due to mature within one year is $291 million. BNSF’s ratio of total net debt to total capital (net debt is calculated as total debt less cash) was 46.0 percent at June 30, 2002 compared with 45.8 percent at June 30, 2001.

In July 2002, the Board of Directors approved a plan, which if executed, would allow the Company to increase the amount of securities available under its shelf registration from $300 million to $1 billion. The Company intends to file the increase in the shelf registration in the near future.

Dividends

Common stock dividends declared for the six months ended June 30, 2002 and 2001, were $0.24 per share for each of the six-month periods. Dividends paid on common stock during the first six months of 2002 and 2001 were $92 million and $96 million, respectively. On April 18, 2002, the Board of Directors declared a regular quarterly common stock dividend of 12 cents per share upon its outstanding shares of common stock, $0.01 par value, which was paid on July 1, 2002, to shareholders of record on June 10, 2002. On July 18, 2002, the Board of Directors declared a regular quarterly common stock dividend of 12 cents per share upon its outstanding shares of common stock, $0.01 par value, payable October 1, 2002, to share holders of record on September 10, 2002.

Common Stock Repurchase Program

In July 1997, the Board authorized the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. In December 1999, April 2000 and September 2000, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date to the total shares previously authorized, bringing BNSF’s share repurchase program to 120 million shares.

During the first six months of 2002, BNSF repurchased 6.9 million shares of its common stock at an average price of $28.60 per share under the Company’s share repurchase program amounting to a total cost of $199 million. Program-to-date repurchases through June 30, 2002, were approximately 110.1 million shares at an average price of $25.92 per share, leaving 9.9 million shares available for repurchase out of the 120 million shares authorized.

Long Term Debt and Other Obligations

The Company’s business is capital intensive. BNSF has historically generated a significant amount of cash from operating activities which it uses to fund capital additions, service debt and pay dividends. Additionally, the Company relies on access to the debt and leasing markets to finance a portion of capital additions on a long-term basis. Free cash flow (calculated as net cash provided by operating activities less net cash used for investing activities and dividends paid) has also been used in recent years to repurchase common stock.

In April 2002, BNSF agreed to acquire 500 locomotives over the next several years. Through June 30, 2002, BNSF has acquired 72 of the 500 locomotives and plans to acquire an additional 28 in 2002. A portion of the 72 acquired locomotives were financed through operating leases and the remaining locomotives under this agreement will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used will depend upon then current market conditions and other factors.

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Credit Agreements

BNSF issues commercial paper from time to time which is supported by bank revolving credit agreements. At June 30, 2002, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $1.5 billion. In June 2002, the Company reduced its $1 billion short-term facility, which was scheduled to expire in June 2002 to $750 million and extended its expiration date to June 2003. The Company has the ability to have any amounts then outstanding mature as late as June 2004. The remaining $750 million commitments of the lenders under the long-term facility are scheduled to expire in June 2005. Annual facility fees are currently 0.100 percent and 0.125 percent for the short-term and long-term facilities, respectively. Both rates are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The Company classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities.

The maturity value of commercial paper outstanding as of June 30, 2002, was $626 million, reducing the total capacity available under the revolving credit agreements to approximately $874 million. Included in the $626 million maturity value of commercial paper is $168 million issued to a consolidated subsidiary of BNSF that is eliminated upon consolidation. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements. At June 30, 2002, the Company was in compliance.

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation (SFRC), as described in Note 4 of the Consolidated Financial Statements, includes a provision that allows the institutions participating in this program, at their option, to cancel the program if BNSF Railway’s senior unsecured credit rating falls below investment grade. Upon cancellation, BNSF Railway would not be able to sell additional receivables under this program. If such event were to occur, BNSF would expect to have sufficient liquidity to meet obligations. SFRC renewed the receivable facility, effective June 28, 2002, for an additional 364 days. At June 30, 2002, $645 million of investor interests were outstanding leaving an additional $55 million available to be sold under the $700 million accounts receivable facility.

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

Employees and Labor Relations

Approximately 87 percent of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway’s union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers’ Conference Committee (NCCC), BNSF’s multi-employer collective bargaining representative, reached a final agreement in August 2002, with the United Transportation Union covering wage, work rule, and locomotive remote control issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, which represents approximately one-third of BNSF’s unionized workforce. The new agreement also creates a final and binding process for resolving health and welfare issues, mainly involving employees’ sharing in rising benefit costs. The agreement commits each side to participate in a study and negotiation period, during which the parties will examine alternative ways to control rising healthcare costs. If the parties are unable to resolve the issue of health and welfare on their own after 90 days, either party may then send the health and welfare issues to binding arbitration. The NCCC also reached a final agreement with the Brotherhood of Maintenance of Way Employees (BMWE) resolving wage, work rule and benefit issues through 2004 which was implemented in July 2001. BMWE represents BNSF’s track, bridge and building maintenance employees, or about one-fourth of BNSF’s unionized workforce. In June 2001, the NCCC reached a tentative agreement with the International Brotherhood of Electrical Workers (IBEW), which represents approximately 5 percent of BNSF’s unionized workforce, addressing wage and work rule issues through 2004, but leaving health and welfare benefit issues for settlement in separate talks with other railroad unions. IBEW members failed to ratify the tentative agreement.

Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet completed its analysis of SFAS No. 143; although it does not currently expect implementation to have a significant effect on its results of operations or consolidated financial condition.

The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4 and SFAS 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company does not expect implementation to have a significant effect on its results of operation or consolidated financial condition, however, the Company recorded an extraordinary charge in 2001 that will be reclassified upon implementation.

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

All swap transactions outstanding with an interest rate component are reflected in the table on the following page.

	June 30, 2002
	Maturity Date
					There- after	Total	Fair Value
	2003	2004	2005	2006			(in millions)
Cash Flow Hedges
Variable to Fixed LIBOR swaps (in millions)	$100	—	—	—	—	$100	$(1)
Average Fixed Rate	3.14%	—	—	—	—	3.14%
Average Floating Rate	1.84%	—	—	—	—	1.84%

Fair Value Hedges
Fixed to Variable swaps (in millions)	—	$100	$300	—	$500	$900	$32
Average Fixed Rate	—	8.63%	6.38%	—	7.18%	7.07%
Average Floating Rate	—	6.19%	3.35%	—	3.69%	3.86%

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

BNSF measures the fair value of fuel swaps from daily forward price data provided by various external counterparties. To value a swap, the Company uses a three-month average of forward commodity prices for the period hedged. The fair value of costless collars is calculated and provided by the corresponding counterparty.

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

	June 30, 2002
	Maturity Date			Fair Value (in millions)
	2002	2003	2004
Gulf Coast #2 Heating Oil Swaps:
Gallons (in millions)	296	—	—	$24
Weighted average price per gallon	$0.58	—	—
Gulf Coast #2 Heating Oil Costless Collars:
Gallons (in millions)	32	—	—	$1
Weighted average price per gallon—caps	$0.64	—	—
Weighted average price per gallon—floors	$0.56	—	—
West Texas Intermediate Crude Oil Swaps:
Barrels (in thousands)	—	2,400	2,100	$13
Weighted average price per barrel	—	$20.55	$20.63

At June 30, 2002, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure.

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

B.    Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON NORTHERN SANTA FE CORPORATION (Registrant)

By:	/s/ Thomas N. Hund
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Dated: August 9, 2002

S-1

BURLINGTON NORTHERN SANTA FE CORPORATION

Exhibit Index

4.1		Form of Burlington Northern Santa Fe Corporation 5.90% Note Due July 1, 2012.

10.1	*	Burlington Northern Santa Fe Corporation 1999 Stock Incentive Plan, as amended effective April 18, 2002.

10.2	*	Amendment to Burlington Northern Santa Fe Supplemental Retirement Plan (Matthew K. Rose) dated April 18, 2002.

10.3	*	Retirement Benefit Agreement dated April 19, 2002 between Burlington Northern Santa Fe Corporation and Matthew K. Rose.

10.4	*	Burlington Northern Santa Fe Corporation Board of Directors resolution (April 18, 2002) with respect to a bonus payable to Robert D. Krebs.

12.1		Computation of Ratio of Earnings to Fixed Charges.

99.1		Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

*Management contract or compensatory plan or arrangement.

E-1