Form 10-K
period 2002-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2003-02-14
CIK 934612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-11535

BURLINGTON NORTHERN SANTA FE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-1804964
(State of Incorporation)	(I.R.S. Employer Identification No.)

2650 Lou Menk Drive

Fort Worth, Texas 76131-2830

(Address of principal executive offices, including zip code)

(800) 795-2673

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange Chicago Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes     ✓     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes     ✓     No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11.486 billion on June 30, 2002. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 374,898,045 shares outstanding as of January 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the documents from which parts thereof have been incorporated by reference and the part of the Form 10-K into which such information is incorporated:

Burlington Northern Santa Fe Corporation’s definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this report	PART III

i

PART I

Items 1 and 2.     Business and Properties

Burlington Northern Santa Fe Corporation (BNSF or Company) was incorporated in the State of Delaware on December 16, 1994. On September 22, 1995, the stockholders of Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (SFP) became the stockholders of BNSF pursuant to a business combination of the two companies.

On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company (ATSF) merged with and into Burlington Northern Railroad Company (BNRR), and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company (BNSF Railway). On January 2, 1998, SFP merged with and into BNSF Railway.

Through its subsidiaries, BNSF is engaged primarily in the rail transportation business. At December 31, 2002, BNSF and its subsidiaries had approximately 36,000 employees. The rail operations of BNSF Railway, BNSF’s principal operating subsidiary, comprise one of the largest railroad systems in the United States. BNSF Railway’s business and operations are described below.

BNSF’s Internet address is www.bnsf.com. Through this internet website (found in the “Investors” link) BNSF makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission.

Track Configuration

As of December 31, 2002, BNSF Railway operates over a railroad system consisting of approximately 33,000 route miles of track (excluding second, third and fourth main tracks, yard tracks, and sidings), approximately 25,000 miles of which are owned route miles, including easements, through 28 states and two Canadian provinces. Approximately 8,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over another railroad’s tracks. BNSF Railway operates over other trackage through lease or other contractual arrangements.

As of December 31, 2002, the total BNSF Railway system, including first, second, third and fourth main tracks, yard tracks, and sidings, consists of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 8,000 route miles operated under trackage rights. At December 31, 2002, approximately 27,000 miles of BNSF Railway’s track consists of 112-pound per yard or heavier rail, including approximately 19,000 track miles of 131-pound per yard or heavier rail.

Equipment Configuration

BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock as of the dates shown below:

	At December 31,
	2002	2001	2000
Diesel Locomotives	5,184	5,216	5,320
Locomotives Under Power Purchase Agreements	—	99	99
Locomotive Auxiliary and Other Self Powered Units	42	42	42
Freight Cars:
Box-general purpose	559	581	625
Box-specially equipped	9,612	9,641	10,706
Open Hopper	10,848	11,094	11,622
Covered Hopper	37,609	38,007	40,951
Gondola	14,942	15,075	15,332
Refrigerator	5,588	5,554	5,900
Autorack	843	877	979
Flat	7,946	7,844	8,090
Tank	501	506	509
Caboose	291	315	333
Other	28	28	275

Total Freight Cars	88,767	89,522	95,322

Domestic Containers	8,197	8,259	7,845
Trailers	2,163	2,200	2,200
Domestic Chassis	8,180	8,205	9,721
Company Service Cars	4,035	4,132	4,175
Commuter Passenger Cars	160	160	160

The average age from date of manufacture of the locomotive fleet at December 31, 2002, was 15 years; the average age from date of manufacture or remanufacture of the freight car fleet at December 31, 2002, was 16 years. These averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance

BNSF Railway cash capital expenditures for the periods indicated were as follows:

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Maintenance of way
Rail	$193	$233	$210
Ties	222	254	206
Surfacing	161	146	134
Other	325	335	285

Total maintenance of way	901	968	835
Mechanical	168	183	221
Information services	79	69	66
Other	95	101	144

Total maintenance of business	1,243	1,321	1,266
Terminal and line expansion	103	126	99
Capitalized interest and other	12	12	34

Total cash capital expenditures	$1,358	$1,459	$1,399

The above table does not include expenditures for equipment financed through operating leases (principally locomotives and rolling stock). BNSF’s planned 2003 cash capital expenditures approximate $1.4 billion. Approximately $1.2 billion of the total planned capital expenditures will be for maintenance of business activities, primarily consisting of expenditures to maintain BNSF’s track, signals, bridges and tunnels, as well as to overhaul locomotives and freight cars with the remainder to be spent on terminal and line expansions and other projects.

As of December 31, 2002, General Electric Company and the Electro-Motive Division of General Motors Corporation performed locomotive maintenance and overhauls for BNSF Railway under various maintenance agreements that covered approximately 2,600 locomotives. These agreements require the work to be done at BNSF Railway’s facilities using BNSF Railway employees. In addition, the Company entered into a locomotive maintenance contract with Alstom Transportation, Inc. (Alstom) in the fourth quarter of 2002. Alstom will begin performing maintenance on a portion of the Company’s locomotives in 2003.

The majority of maintenance of way expenditures for track has been for rail and tie refurbishment and track resurfacing. The extent of the BNSF Railway track maintenance program is depicted in the following table:

	Year Ended December 31,
	2002	2001	2000
Track miles of rail laid (a)	685	891	738
Cross ties inserted (thousands) (a)	2,248	2,704	2,527
Track resurfaced (miles)	12,499	11,011	11,228
(a)	Includes expenditures for both maintenance of existing route system and expansion projects. These expenditures are primarily capitalized.

BNSF Railway’s planned 2003 track maintenance of way program will result in the installation of approximately 700 track miles of rail, the replacement of about 2.2 million ties, and the resurfacing of approximately 11,000 miles of track.

Property and Facilities

BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars as described above. It also owns or leases other equipment to support rail operations, including highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 36 major intermodal hubs located across the system and three intermodal hub centers off-line used in connection with haulage agreements with other railroads. BNSF Railway’s largest intermodal facilities in terms of 2002 volume were:

Intermodal Facilities	Lifts
Hobart Yard (California)	1,086,000
Corwith Yard (Illinois)	713,000
Willow Springs (Illinois)	674,000
Cicero (Illinois)	455,000
San Bernardino (California)	450,000
Alliance (Texas)	438,000
Argentine (Kansas)	252,000

BNSF Railway owns 26 automotive distribution facilities where automobiles are loaded or unloaded from multi-level rail cars and serves eight port facilities in the United States and Canada.

BNSF Railway’s largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

Classification Yard	Daily Average Cars Processed
Argentine (Kansas)	1,728
Galesburg (Illinois)	1,524
Barstow (California)	1,276
Pasco (Washington)	1,175
Memphis (Tennessee)	1,078

As of December 31, 2002, certain BNSF Railway properties and other assets are subject to liens securing $422 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and leases, as referred to in Notes 9 and 10 to the Consolidated Financial Statements.

Employees and Labor Relations

Productivity, as measured by thousand revenue ton miles per employee, has risen steadily in the last three years as shown in the table below.

	Year Ended December 31,
	2002	2001	2000
Thousand revenue ton miles divided by average number of employees	13,117	12,796	12,342

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

The National Carriers’ Conference Committee (NCCC), BNSF’s multi-employer collective bargaining representative, reached a final agreement in August 2002, with the United Transportation Union (UTU) covering wage, work rule, and locomotive remote control issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, which represent approximately one-third of BNSF’s unionized workforce. The new agreement also creates a final and binding process for resolving health and welfare issues, mainly involving employees sharing in rising benefit costs. The agreement commits each side to participate in a study and negotiation period, during which the parties will examine alternative ways to control rising healthcare costs. The parties have scheduled meetings on this issue in the first quarter of 2003. Failing these efforts, either party could send unresolved health and welfare issues to final and binding arbitration.

The NCCC has also reached a final agreement with the Transportation Communications Union (TCU) providing for final and binding arbitration of wage and benefit issues through 2004. This agreement averts the possibility of self help by the parties over bargaining round issues. The arbitrator conducted hearings in the case commencing January 20, 2003, and issued a final and binding decision on January 23, 2003. The arbitration result settles all wage, work rule and medical benefit issues between the parties through 2004. TCU represents BNSF’s clerks, carmen and patrolmen, who make up about 15 percent of BNSF’s unionized workforce.

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

In spring 2001, the NCCC and Brotherhood of Maintenance of Way Employes (BMWE) reached an agreement resolving wage, work rule and benefit issues through 2004, which was implemented in July 2001. BMWE represents BNSF’s track, bridge and building maintenance employees, or about one-fifth of BNSF’s unionized workforce.

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

Along with four other major railroads, BNSF reached agreement with the Brotherhood of Locomotive Engineers (BLE) and UTU to arbitrate labor agreement issues raised by BLE stemming from the railroads’ implementation of locomotive remote control technology and assignment of remote control operations to employees represented by UTU. The arbitration board decided the case on January 13, 2003, sustaining the railroads’ right to assign remote control locomotive operations in and around terminals to ground service employees represented solely by UTU. The decision is final and binding on all parties.

Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway’s contributions under the Railroad Retirement System have been approximately triple those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II), and other benefits. Investment of Tier II Railroad Retirement assets had, until 2001, been limited to special interest-bearing U. S. Treasury securities. The Railroad Retirement and Survivors’ Improvement Act of 2001 (Act) creates a new National Railroad Retirement Investment Trust to hold Tier II Railroad Retirement assets and empowers the trustees to invest these assets in the same types of investments available to private sector retirement plans. In addition to liberalizing certain retirement benefit requirements for rail employees, the Act reduced Tier II Railroad Retirement tax rates on rail employers beginning in 2002 and eliminated a supplemental annuity tax. The Company realized savings of approximately $20 million in 2002 and expects to realize savings of $50 million in 2003. Future adjustments in the Tier II Railroad Retirement tax rates assessed will depend on Railroad Retirement fund levels, and annual savings could be as much as $80 million by 2004.

Railroad industry personnel are also covered by the Federal Employers’ Liability Act (FELA) rather than by state workers’ compensation systems. FELA is a fault-based system, with compensation for injuries settled by negotiation and litigation, not subject to specific statutory limitations on the amount of recovery. By contrast, most other industries are covered under state, no-fault workers’ compensation plans with standard compensation schedules. BNSF Railway believes it has adequate recorded liabilities for its FELA claims. However, the ultimate costs of these FELA claims are uncertain and the actual costs could be significantly higher than anticipated.

Business Mix

In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a wide range of products and commodities derived from manufacturing, agricultural, and natural resource industries. Accordingly, its financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels. See below for a graphical view of the Company’s primary routes including trackage rights.

Major ports served include Beaumont, Bellingham, Brownsville, Corpus Christi, Everett, Galveston, Houston, Kalama, Long Beach, Longview, Los Angeles, Mobile, New Orleans, Portland, Richmond (Oakland), San Diego, Seattle, Duluth/Superior, Tacoma, Vancouver (Washington) and Vancouver (British Columbia). Canadian traffic is also accessed through interchange with Canadian railroads at Chicago, Minneapolis/St. Paul and other gateways. BNSF Railway also accesses markets in Mexico through United States/Mexico crossings at Brownsville, Eagle Pass and El Paso, Texas, and San Diego, California, and through an interline agreement with the Texas Mexican Railway Company, BNSF Railway reaches Laredo, Texas, a major rail gateway between the U.S. and Mexico. BNSF works closely with its over 200 shortline partners to more efficiently serve many smaller markets. Also, in 2002 BNSF entered into marketing agreements with Kansas City

Southern Railway Company (KCS) and Canadian National Railway Company (CN) expanding the marketing reach for the organizations.

Consumer Products: The consumer freight business provided approximately 38 percent of freight revenues in 2002 and consisted of the following business sectors:

•	International. International business consists primarily of container traffic from steamship companies and accounted for approximately 32 percent of total Consumer Products revenues.

•	Direct Marketing. Direct marketing generated approximately 23 percent of total Consumer Products revenue. This business centers around intermodal traffic contracted from parcel shippers such as United Parcel Service and service for nationwide and regional LTL (less-than-truckload) carriers including Yellow Freight and Roadway Express.

•	Truckload. Truckload traffic represented approximately 16 percent of total Consumer Products revenue. This traffic is comprised of business through the joint service arrangement with J.B. Hunt, as well as business from Schneider National and other truckload carriers.

•	Intermodal Marketing Companies. Approximately 12 percent of total Consumer Products revenue was generated through intermodal marketing companies, primarily shipper agents and consolidators.

•	Automotive. The transportation of both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest provided about 9 percent of 2002 total Consumer Products revenue.

•	Perishables and Dry Boxcar. Perishables and Dry Boxcar represented approximately 8 percent of total Consumer Products revenue. This group consists of beverages, canned goods and perishable food items. Other consumer goods handled include cotton, salt, rubber and tires, and miscellaneous boxcar shipments.

Coal: Based on total carloadings and tons hauled since the passage of the Clean Air Act of 1970, BNSF Railway is the largest transporter of low-sulfur coal in the United States. The transportation of coal contributed about 23 percent of 2002 freight revenues. Approximately 90 percent of BNSF Railway’s coal traffic originated in the Powder River Basin of Wyoming and Montana during the three years ended December 31, 2002. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States. BNSF Railway also transports large amounts of low-sulfur coal from the Powder River Basin to markets in the eastern and southeastern portions of the United States. The low-sulfur coal from the Powder River Basin is abundant, inexpensive to mine, clean-burning, and has a low delivered-cost to power plants. Also, deregulation in the electric utility industry is causing power generators to seek lower cost fuel sources and this increases demand for Powder River Basin coal.

Other coal shipments originate principally in Colorado, Illinois, New Mexico and North Dakota and are moved to electrical generating stations and industrial plants in the Mountain and North Central regions.

Industrial Products: Industrial Products’ freight business provided approximately 23 percent of BNSF’s freight revenues in 2002 and consists of the following four business areas:

•	Building Products. This sector includes primary forest product commodities such as lumber, plywood, oriented strand board, particleboard, paper products, pulpmill feedstocks, wood pulp and sawlogs, which resulted in approximately 35 percent of total 2002 Industrial Products revenue. Also included in this sector are government, machinery and waste traffic. Commodities from this diverse group primarily originate from the Pacific Northwest, Western Canada, upper Midwest, and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper and industrial packaging. Shipments of waste, ranging from municipal waste to contaminated soil, are transported to landfills and reclamation centers across the country. The government and machinery business includes aircraft parts, agricultural and construction machinery, military equipment and large industrial machinery.

•	Construction Products. The construction products sector represented approximately 35 percent of total Industrial Products revenue in 2002. This sector serves virtually all of the commodities included in or resulting from the production of steel along with mineral commodities such as clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Industrial taconite, an iron ore derivative produced in northern Minnesota, scrap steel and coal coke are BNSF Railway’s primary input products transported. Finished steel products range from structural beams and steel coils to wire and nails. BNSF Railway links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams and coiled rod for the construction industry. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, are moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and in foundry and oil drilling applications.

•	Chemicals and Plastics. The chemicals and plastics sector represents approximately 17 percent of total 2002 Industrial Products revenue. This group is composed of industrial chemicals and plastics commodities. These commodities include caustic soda, chlorine, industrial gases, acids, polyethylene, polypropylene and polyvinyl chloride. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks, to produce other chemical and plastic products. These commodities originate primarily in the Gulf Coast region for shipment mainly into domestic markets.

•	Petroleum. Commodities included in the petroleum sector are liquefied petroleum gas (LPG), diesel fuels, asphalt, alcohol, solvents, petroleum coke, lubes, oils, waxes and carbon black, which made up 13 percent of total Industrial Products revenue for 2002. Product use varies based on commodity, and includes the use of LPG for heating purposes, diesel fuel and lubes to run heavy machinery, and asphalt for road projects and roofing. Products within this group originate and terminate throughout the BNSF network, with the largest areas of activities being the Texas Gulf, Pacific Northwest, California, Montana and Illinois.

Agricultural Products: The transportation of Agricultural Products provided approximately 16 percent of 2002 total freight revenues and includes wheat, corn, bulk foods, soybeans, oil seeds and meals, feeds, barley, oats and rye, flour and mill products, milo, oils, specialty grains, malt, ethanol and fertilizer. The BNSF Railway system is strategically located to serve the grain-producing regions of the Midwest and Great Plains. The Company is developing and operating a shuttle network for grain, grain products and fertilizer, which allows customers to buy freight transportation with guaranteed service commitments. In addition to serving most grain-producing areas, BNSF Railway serves most major terminal, storage, feeding and food-processing locations. Furthermore, BNSF Railway has access to major export markets in the Pacific Northwest, western Great Lakes, Texas Gulf and Mexico.

Freight Statistics: The following table sets forth certain freight statistics relating to rail operations for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
Revenue ton miles (millions)	490,234	501,829	491,959
Freight revenue per thousand revenue ton miles	$18.10	$18.11	$18.52
Average length of haul (miles)	992	992	996

For revenue, cars/units and average revenue per unit information for the three years ended December 31, 2002, see the revenue table included as part of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Government Regulation and Legislation

Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration (OSHA), and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the costs and profitability of BNSF’s business.

DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

BNSF Railway’s rail operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. These laws cover discharges to waters, air emissions, toxic substances, and the generation, handling, storage, transportation and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

Many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to cleanup sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. For further discussion, see Note 10 to the Consolidated Financial Statements.

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

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway’s primary rail competitor in the western region of the United States is the Union Pacific Railroad Company (UP). Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway.

Based on reporting to the Association of American Railroads, in 2002, BNSF’s share of the western United States rail traffic was approximately 43 percent.

Item 3.     Legal Proceedings

Ray Ridgeway, et al. v. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company, No. 48-185170-00 (District Court of Tarrant County, Texas, 48th Judicial District) is a state court action filed on October 27, 2000. The plaintiffs’ causes of action include alleged breach of contract, negligence, and breach of fiduciary duties with respect to a special dividend that was paid in 1988 by a Burlington Northern Santa Fe Corporation (BNSF) predecessor, Santa Fe Southern Pacific Corporation (SFSP). The complaint alleges that SFSP erroneously informed shareholders as to the tax treatment of the dividend—specifically, the apportionment of the dividend as either a distribution of earnings and profits or a return of capital—which allegedly caused some shareholders to overpay their income taxes. The plaintiffs assert through their expert’s report, that SFSP had essentially no accumulated earnings and profits and that the entire dividend distribution should have been treated as a return of capital, rather than the approximately 34 percent that SFSP determined was a return of capital. Plaintiffs have a motion pending to certify a class of former SFSP shareholders which BNSF has opposed, but a decision on class certification issues is not expected until the second quarter of 2003. BNSF believes these claims lack merit and that it has substantial defenses on both the merits of these claims and the attempted class action, and it is defending these claims vigorously.

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

Reference is made to Note 5 to the Consolidated Financial Statements for information concerning certain pending tax related administrative or adjudicative state proceedings or appeals.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted by BNSF to a vote of its securities holders during the fourth quarter of 2002.

Executive Officers of the Registrant

Listed below are the names, ages, and positions of all executive officers of BNSF and their business experience during the past five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, resignation, or removal.

Matthew K. Rose, 43

Chairman, President and Chief Executive Officer of BNSF since March 2002. Previously President and Chief Executive Officer of BNSF from December 2000. Also, Chairman, President and Chief Executive Officer of BNSF Railway. Previously, President and Chief Operating Officer of BNSF from June 1999 to December 2000; Senior Vice President and Chief Operations Officer from August 1997 to June 1999, and Senior Vice President-Merchandise Business Unit from May 1996 to August 1997.

Thomas N. Hund, 49

Executive Vice President and Chief Financial Officer since January 2001. Prior to that, Senior Vice President and Chief Financial Officer and Treasurer from August 1999, and Vice President and Controller from January 1996.

Carl R. Ice, 46

Executive Vice President and Chief Operations Officer since January 2001. Prior to that, Senior Vice President-Operations from June 1999, Vice President-Operations North from January 1999, and Vice President-Chief Mechanical Officer from December 1996.

Dennis R. Johnson, 41

Vice President and Controller since August 1999. Prior to that, Assistant Vice President and Assistant Controller from January 1996.

John P. Lanigan, Jr., 47

Executive Vice President and Chief Marketing Officer since January 2003. Prior to that, President and Chief Executive Officer of Logistics.com, Inc. (provider of ASP-based transportation procurement services to shippers and carriers) from May 2000, and President and Chief Operating Officer from March 2000; Chief Operating Officer of Schneider National, Inc. (truckload freight hauler) from 1999 to 2000, and President, Transportation Sector from 1995 to 1999.

Jeffrey R. Moreland, 58

Executive Vice President Law & Government Affairs and Secretary since December 2001. Prior to that, Executive Vice President-Law and Chief of Staff since January 2001, Senior Vice President-Law and Chief of Staff since February 1998, and Senior Vice President-Law and General Counsel from January 1996.

Peter J. Rickershauser, 54

Vice President-Network Development since May 1999. Prior to that, Vice President-Business Development, Merchandise Marketing from December 1998 and Vice President-UP/SP Lines and Mexico Business Unit, Marketing from August 1997.

Charles L. Schultz, 55

Executive Vice President and Chief Marketing Officer from June 1999 to January 2003. Prior to that, Senior Vice President-Intermodal and Automotive Business Unit since February 1996, and Vice President-Intermodal of ATSF and BNRR from September 1995. Through a transition beginning in January 2003, John Lanigan succeeded Mr. Schultz as Executive Vice President and Chief Marketing Officer. Mr. Schultz will continue as Executive Vice President until mid-2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

BNSF’s common stock is listed on the New York Stock Exchange under the symbol “BNI.” The common stock is also listed on the Chicago Stock Exchange and Pacific Exchange. Information as to the high and low sales prices of such stock for the two years ending December 31, 2002, and the frequency and amount of dividends declared on such stock during such periods, is set forth in Note 17 to the Consolidated Financial Statements. The approximate number of holders of record of the common stock at January 31, 2003, was 42,000.

Item 6.     Selected Financial Data

The following table presents, as of and for the dates indicated, selected historical financial information for the Company.

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in millions, except per share data)
FOR THE YEAR ENDED:
Revenues	$8,979	$9,208	$9,207	$9,195	$9,057
Operating income	$1,656	$1,750	$2,113	$2,209	$2,184
Net income	$760	$731	$980	$1,137	$1,155
Basic earnings per share	$2.01	$1.89	$2.38	$2.46	$2.45
Average shares (in millions)	378.0	387.3	412.1	463.2	470.5
Diluted earnings per share	$2.00	$1.87	$2.36	$2.44	$2.43
Average shares (in millions)	380.8	390.7	415.2	466.8	476.2
Dividends declared per common share	$0.48	$0.48	$0.48	$0.48	$0.44

AT YEAR END:
Total assets	$25,767	$24,721	$24,375	$23,700	$22,646
Long-term debt and commercial paper, including current portion	$6,814	$6,651	$6,846	$5,813	$5,456
Stockholders’ equity	$7,932	$7,849	$7,480	$8,172	$7,784
Net debt to capital (calculated as total debt less cash)	46.1%	45.8%	47.7%	41.5%	41.1%

FOR THE YEAR ENDED:
Total capital expenditures	$1,358	$1,459	$1,399	$1,788	$2,147
Depreciation and amortization	$931	$909	$895	$897	$832

Certain prior period amounts have been reclassified for current presentation.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis relates to the financial condition and results of operations of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively, BNSF or Company). The principal subsidiary of BNSF is The Burlington Northern and Santa Fe Railway Company (BNSF Railway). All earnings per share information is stated on a diluted basis.

Results of Operations

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

BNSF recorded net income for 2002 of $760 million, or $2.00 per diluted share, compared with net income for 2001 of $731 million, or $1.87 per diluted share. Operating income of $1,656 million in 2002 was $94 million lower than 2001.

Revenue Table

The following table presents BNSF’s revenue information by commodity for the years ended December 31, 2002, 2001 and 2000.

	Revenues			Cars / Units			Average Revenue Per Car / Unit
	2002	2001	2000	2002	2001	2000	2002	2001	2000
	(in millions)			(in thousands)
Consumer Products	$3,353	$3,356	$3,405	3,880	3,752	3,850	$864	$894	$884
Coal	2,071	2,123	2,131	2,097	2,133	2,023	988	995	1,053
Industrial Products	2,041	2,080	2,114	1,415	1,442	1,501	1,442	1,442	1,408
Agricultural Products	1,408	1,531	1,462	794	828	793	1,773	1,849	1,844

Total Freight Revenues	8,873	9,090	9,112	8,186	8,155	8,167	$1,084	$1,115	$1,116

Other Revenues	106	118	95

Total Operating Revenues	$8,979	$9,208	$9,207

Revenues

Total operating revenues of $8,979 million for 2002 were $229 million, or 2 percent, lower than 2001. In 2002, the combined effect of the soft economy, a mild winter, reduced foreign demand for agricultural products and the loss of an automotive contract in the third quarter of 2001 contributed to a decrease in BNSF’s revenues.

Based on reporting to the Association of American Railroads (AAR), in 2002, BNSF’s share of the western United States rail traffic was approximately 43 percent.

Consumer Products revenues of $3,353 million for 2002 were essentially flat as compared with 2001. Excluding the automotive revenue contract settlement gain of $32 million in 2001, Consumer Products revenues for 2002 were $29 million, or 1 percent, higher than 2001 primarily due to increased intermodal volumes in the international and truckload businesses partially offset by decreased automotive revenues related to the contract loss in 2001. International increases were driven by favorable trans-Pacific trade and new contracts. Truckload revenues were up due to strong growth from the Company’s primary accounts and modal conversion of highway traffic from new and existing shippers. The reduction in revenue per car/unit is related to a decrease in automotive traffic and an increase in international traffic, which primarily moves in containers and unit trains, and due to the lower cost structure, moves at lower rates per unit.

Coal revenues of $2,071 million for 2002 decreased $52 million, or 2 percent, versus 2001. Volume was lower than 2001 primarily as a result of reduced demand in the first half of 2002 caused by mild winter weather. Revenue per car/unit decreased as a result of modest price decreases related to the renewal of some contracts and rate adjustment factors in existing contracts that were negative in the first half of the year.

Industrial Products revenues of $2,041 million for 2002 were $39 million, or 2 percent, lower than 2001. An increase in the chemicals and plastics sector tied to strength in automotive and home construction along with a new contract was more than offset by general softness in the petroleum, building and construction product sectors. Petroleum was down due to higher heating fuel inventories as a result of the mild winter. Building and construction product sectors were down primarily due to weak paper and steel markets.

Agricultural Products revenues of $1,408 million for 2002 were $123 million, or 8 percent, lower than revenues for 2001 primarily due to decreased soybean, wheat and corn exports due to global market conditions. The decrease in export traffic resulted in lower revenue per unit due to a shorter length of haul. Domestic corn shipments to feedlots were also down from 2001 due to reduced feedlot demand, high inventory levels remaining from 2001 shipments and crop production conditions.

Expenses

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Compensation and benefits	$2,879	$2,850	$2,729
Purchased services	1,139	1,088	1,026
Depreciation and amortization	931	909	895
Equipment rents	698	736	740
Fuel	833	973	932
Materials and other	843	902	772

Total operating expenses	$7,323	$7,458	$7,094

Interest expense	$428	$463	$453

Other expense, net	$12	$114	$75

Total operating expenses for 2002 were $7,323 million, a decrease of $135 million, or 2 percent, over 2001 primarily due to a lower total cost per gallon of diesel fuel, lower equipment rents expense driven by an initiative to use less foreign equipment and increased gains on property dispositions.

Compensation and benefits expenses of $2,879 million were $29 million, or 1 percent, higher than 2001 primarily due to increases in health and welfare costs, principally due to an increase in rates, incentive compensation, and pension expense primarily reflecting a decrease in the long-term rate of return assumption for pension assets. These increases were partially offset by reduced labor expenses as a result of lower employment levels.

Purchased services of $1,139 million for 2002 were $51 million, or 5 percent, higher than 2001 due to a one-time flood related recovery and higher other recoveries in 2001, higher insurance expense in 2002, as well as higher service contracts expense related to an agreement to outsource the management of a large portion of BNSF’s information technology infrastructure.

Depreciation and amortization expenses of $931 million for 2002 were $22 million, or 2 percent, higher than 2001 primarily due to a higher capital base.

Equipment rents expenses for 2002 of $698 million were $38 million, or 5 percent, lower than 2001. The decrease is primarily due to lower carload equipment expense driven by an initiative to use less foreign equipment, short-term lease incentives and lower auto equipment expense as a result of the loss of an automotive contract in the third quarter of 2001.

Fuel expenses of $833 million for 2002 were $140 million, or 14 percent, lower than 2001. The decrease in fuel expense was primarily the result of a 10-cent decrease in the average all-in cost per gallon of diesel fuel. The decrease in the average all-in cost per gallon of diesel fuel includes a 10-cent decrease ($115 million) in the average purchase price and a hedge benefit of 4 cents ($50 million). The hedge benefit for the same period in 2001 was 4 cents per gallon ($48 million). Consumption in 2002 was 1,149 million gallons compared with 1,177 million gallons in 2001.

Materials and other expenses of $843 million for 2002 were $59 million, or 7 percent, lower than 2001 principally due to a $66 million charge for workforce reduction related costs in 2001, and increased gains on property dispositions and lower costs on leased locomotives partially offset by higher personal injury expense in 2002.

Interest expense of $428 million for 2002 was $35 million, or 8 percent, lower than 2001. This decrease was primarily the result of a higher net interest rate hedge benefit and lower average interest rates. The net interest rate hedge benefit in 2002 was $24 million. There was no interest rate hedge benefit or loss in 2001.

Other expense was $12 million or $102 million lower compared with 2001 primarily due to $75 million of losses recognized in 2001 related to non-rail investments. The non-rail investments consisted of FreightWise, Inc., an Internet transportation exchange; Pathnet Telecommunications, Inc., a telecommunications venture; a portfolio of other non-core investments; and a decline in the cash surrender value of company owned life insurance policies. In addition, there was a decrease in accounts receivable sale fees in 2002 compared with 2001.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

BNSF recorded net income for 2001 of $731 million, or $1.87 per diluted share compared with net income for 2000 of $980 million, or $2.36 per diluted share. Operating income of $1,750 million in 2001 was $363 million lower than 2000.

Revenues

Total revenues of $9,208 million for 2001 were essentially flat compared with 2000. In 2001, the soft economy hampered BNSF’s revenue growth; although, based on reporting to the AAR, BNSF’s share of the western United States rail traffic market remained essentially unchanged at approximately 43 percent.

Consumer Products revenues of $3,356 million for 2001 were $49 million, or 1 percent, less than 2000 due to decreased loadings in the less-than-truckload (LTL) sector and the loss in late 2000 of some automotive contract business as well as decreases in the automotive sector as a result of soft industry-wide sales. Additionally, a significant automotive contract was lost at the end of the third quarter of 2001 which has affected automotive revenues on an ongoing basis. These declines were partially offset by a 10 percent growth in the intermodal truckload business, increased international revenues, increases in dry boxcar business due to strong beverage shipments, and a $32 million favorable transportation contract settlement in automotive revenues.

Coal revenues of $2,123 million for 2001 decreased $8 million from 2000 revenues of $2,131 million. The decrease in revenues was primarily a result of lower revenue per car on certain contract renewals, partially offset by a 6 percent increase in coal tons shipped due to colder weather, tight eastern coal supplies and high natural gas prices.

Industrial Products revenues of $2,080 million for 2001 were $34 million, or 2 percent, lower than 2000, despite increased revenue per car as a result of selected price increases and increased length of haul. Revenues for the year fell due to continued production cutbacks affecting most sectors. These decreases were partially offset by increases in the petroleum products sector resulting from increases in liquefied petroleum gas and asphalt shipments.

Agricultural Products revenues of $1,531 million for 2001 were $69 million, or 5 percent, higher than revenues for 2000 primarily due to an increased demand for corn, soybean and oilseed/meals, partially offset by a decline in fertilizer shipments. Additionally, average revenue per car increased due to increases in length of haul.

Expenses

Total operating expenses for 2001 were $7,458 million, an increase of $364 million, or 5 percent, over 2000 primarily due to: (i) increased compensation and benefits related to higher wages and increased health and welfare costs offset by efficiency gains as measured by gross ton miles (GTM) per employee and reduced headcounts; (ii) workforce reduction related costs of $66 million; (iii) higher fuel prices; and (iv) flooding in the upper Midwest and more severe winter weather conditions early in 2001 which increased expenses compared to 2000.

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

Purchased services of $1,088 million for 2001 were $62 million, or 6 percent, higher than 2000 due to higher ramping expenses incurred as a result of new services added which improve efficiency and safety at the intermodal ramp facilities, decreased recoveries as compared with the prior year, increased legal expense primarily related to coal rate disputes, higher contract equipment maintenance costs due to more locomotives under maintenance contracts, increased haulage expense, and increased other expenses as a result of flooding in the upper Midwest in the early part of the year partially offset by a one-time flood related recovery.

Depreciation and amortization expenses of $909 million for 2001 were $14 million, or 2 percent, higher than 2000 primarily due to a higher capital base.

Equipment rents expenses for 2001 of $736 million were $4 million lower than 2000 reflecting reduced equipment levels, including cars, trailers, containers and automotive equipment.

Fuel expenses of $973 million for 2001 were $41 million, or 4 percent, higher than 2000. The increase in fuel expense was primarily the result of a 3-cent increase in the average all-in cost per gallon of diesel fuel. The increase in the average all-in cost per gallon of diesel fuel includes a 6-cent decrease ($71 million) in the average purchase price and a hedge benefit of 4 cents ($48 million). The hedge benefit for the same period in 2000 was 13 cents per gallon ($152 million). Consumption in 2001 was 1,177 million gallons compared with 1,173 million gallons in 2000.

Materials and other expenses of $902 million for 2001 were $130 million, or 17 percent, higher than 2000 principally reflecting workforce reduction costs of $66 million incurred for severance, pension, medical, benefit and other related costs for approximately 400 positions, increases in environmental and casualty expenses compared with 2000, lower income from easements, increased costs caused by flooding in the upper Midwest and higher utilities as a result of higher rates and increased consumption due to more severe winter weather conditions early in 2001 and lower gains on property dispositions. Additionally, during 2000 the Company incurred $42 million of charges due to employee related severance, medical and other benefit costs and the loss of previously earned state tax incentives.

Interest expense of $463 million for 2001 was $10 million, or 2 percent, higher than 2000. This increase was primarily the result of an increase in average debt partially offset by lower average interest rates. There was no material interest rate hedge benefit or loss in 2001 or 2000.

Other expense of $114 million was $39 million higher than 2000 primarily due to $75 million in losses recognized related to non-rail investments. The non-rail investments consisted of FreightWise, Inc., an Internet transportation exchange; Pathnet Telecommunications, Inc., a telecommunications venture; a portfolio of other non-core investments; and a decline in the cash surrender value of company owned life insurance policies. Offsetting the above were $20 million of 2000 expenses related to the termination of the proposed BNSF business combination with Canadian National Railway Company.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance including commercial paper, through the leasing of assets and through the sale of a portion of its accounts receivable.

Operating Activities

Net cash provided by operating activities was $2,106 million during 2002 compared with $2,197 million during 2001. The decrease in cash from operations is primarily due to changes in working capital, partially offset by an increase in deferred income taxes during 2002 which includes the impact of the Economic Stimulus Act.

Investing Activities

Net cash used for investing activities was $1,517 million during 2002 compared with $1,564 million during 2001. The decrease in cash used for investing activities is primarily due to a reduction in capital spending partially offset by the timing of equipment and other financing activity.

A breakdown of cash capital expenditures during 2002, 2001 and 2000 is set forth in the following table:

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Maintenance of way	$901	$968	$835
Mechanical	168	183	221
Information services	79	69	66
Other	95	101	144

Total maintenance of business	$1,243	$1,321	$1,266
Expansion and other	115	138	133

Total	$1,358	$1,459	$1,399

BNSF has agreed to acquire 500 locomotives by 2006. Through December 31, 2002, BNSF has acquired 100 of the 500 locomotives. All 100 acquired locomotives were financed through operating leases, and the remaining locomotives under this agreement will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used for particular acquisition financings will depend upon then current market conditions and other factors.

In January 2003, BNSF purchased another 50 locomotives under the commitment discussed above. The additional locomotives were initially funded with cash from operations, and the Company will consider various financing alternatives, with financing, if appropriate, expected to be completed in 2003.

Financing Activities

Net cash used for financing activities during 2002 was $587 million primarily related to common stock repurchases of $353 million, a net reduction in borrowings of $90 million and dividend payments of $183 million, partially offset by proceeds of $40 million resulting from the exercise of 2.3 million stock options.

Aggregate debt to mature in 2003 is $173 million. BNSF’s ratio of total net debt to total capital (net debt is calculated as total debt less cash) was 46.1 percent at December 31, 2002, compared with 45.8 percent at December 31, 2001, and 47.7 percent at December 31, 2000.

2003

In January, the Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

2002

The Company financed the construction of an intermodal facility by a third party and entered into an agreement to lease the intermodal facility for 20 years. This lease transaction is accounted for as a financing and has a purchase option. The Company recorded an asset in Property and equipment, net and a liability in Long-term debt and commercial paper of $138 million which represents the fair market value at lease inception.

BNSF issued $300 million of 5.90 percent notes due July 1, 2012. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

The Company increased the amount of debt securities available under its shelf registration, enabling it to issue new debt securities in one or more series at an aggregate offering price not to exceed $1 billion. At December 31, 2002, the entire $1 billion was still available for future debt issuances.

2001

BNSF issued $400 million of 6.75 percent notes due July 15, 2011. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

Remarketable 33-year bonds totaling $100 million issued in 1998 were called by the holder of the call option. BNSF subsequently purchased the option from the holder and retired the bonds and, as a result, incurred an expense of $9 million. Additionally, BNSF issued a $12 million, 5.96 percent note due April 2004.

Free Cash Flow

BNSF generated free cash flow (calculated as cash flow from operations less capital expenditures, other investing activities and dividends paid) of $406 million, $443 million and $431 million during 2002, 2001 and 2000, respectively.

Dividends

Common stock dividends declared were $0.48 per share annually for 2002, 2001 and 2000. Dividends paid on common stock were $183 million, $190 million and $206 million during 2002, 2001 and 2000, respectively. On January 16, 2003, the Board of Directors (the Board) declared a quarterly dividend of $0.12 per share on outstanding shares of common stock, $0.01 par value, payable April 1, 2003, to stockholders of record on March 11, 2003.

Common Stock Repurchase Program

In July 1997, the Board authorized the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. In December 1999, April 2000, September 2000 and January 2003, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date to the total shares previously authorized bringing BNSF’s share repurchase program to 150 million shares. During 2002, 2001 and 2000, the Company repurchased approximately 13 million, 11 million and 65 million shares, respectively, of its common stock at average prices of $27.85 per share, $27.76 per share and $23.16 per share, respectively. Total repurchases through December 31, 2002, were 116 million shares at a total average cost of $25.97 per share, leaving 34 million shares available for repurchase out of the 150 million shares presently authorized.

Long-Term Debt and Other Obligations

The Company’s business is capital intensive. BNSF has historically generated a significant amount of cash from operating activities which it uses to fund capital additions, service debt, repurchase shares and pay dividends. Additionally, the Company relies on access to the debt and leasing markets to finance a portion of capital additions on a long-term basis.

The Company utilizes a commercial paper program backed by bank revolving credit agreements to manage liquidity needs. The information below summarizes the more significant obligations of the Company at December 31, 2002. For 2003 and the foreseeable future, the Company expects that cash from operating activities, access to capital markets and bank revolving credit agreements will be sufficient to enable the Company to meet its obligations when due. The Company believes these sources of funds will also be sufficient to fund capital additions that are necessary to maintain its competitiveness and position the Company for future revenue growth.

The Company’s ratio of earnings to fixed charges was 2.93 times for the year ended December 31, 2002. Additionally, the Company’s ratio of net cash provided by operating activities divided by total average debt was 31 percent for the year ended December 31, 2002.

The following table summarizes the Company’s obligations under long-term debt and other contractual commitments at December 31, 2002:

	Payments Due by Period
Long-Term Commitments	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	There-after
	(in millions)
Long-term debt (a)	$6,168	$101	$882	$735	$4,450
Capital lease obligations	646	72	158	162	254
Operating leases (b)	5,537	425	826	701	3,585
Employee merger and separation payments	210	40	55	40	75
Other long-term commitments (c)	6,013	528	1,031	786	3,668

Total Long-Term Commitments	$18,574	$1,166	$2,952	$2,424	$12,032

(a)	Excludes capital lease obligations

(b)	Gross payments due which include an interest component

(c)	Includes short-line minimum usage commitments, asset maintenance and other purchase commitments

In August 2002, BNSF entered into a 10-year agreement to outsource the management of a large portion of its computing infrastructure. The agreement is designed to reduce the cost of infrastructure services while maintaining or improving service levels and expertise. The agreement is expected to result in slightly higher operating expenses for the next two fiscal years; although, over the term of the agreement, it is expected to slightly lower operating expenses and to reduce capital spending which in total is expected to generate positive cash flow. The resulting minimum payments from this agreement are included in other long-term commitments in the table above.

In addition to the obligations described above, the Company acts as guarantor for certain debt and lease obligations of others. BNSF does not expect performance under these guarantees to have a material adverse effect on the Company’s liquidity in the foreseeable future. See Note 9 to the Consolidated Financial Statements.

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Credit Agreements

BNSF issues commercial paper from time to time that is supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $1.5 billion. In June 2002, the Company reduced its $1 billion short-term facility to $750 million and extended its expiration date to June 2003. The Company has the ability to have any amounts then outstanding mature as late as June 2004. The remaining $750 million commitments of the lenders under the long-term facility are scheduled to expire in June 2005. Annual facility fees are currently 0.100 percent and 0.125 percent for the short-term and long-term facilities, respectively. Both rates are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The Company classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities.

The maturity value of commercial paper outstanding as of December 31, 2002 was $483 million, reducing the total capacity available under the revolving credit agreements to approximately $1,017 million. Included in the $483 million maturity value of commercial paper is $162 million issued to a consolidated subsidiary of BNSF that is eliminated upon consolidation.

The revolving credit agreements include covenants and events of default typical for this type of facility, including a minimum consolidated tangible net worth test, a maximum debt-to-capital test, and a $75 million cross-default provision. At December 31, 2002, the Company was in compliance with its debt covenants. BNSF’s tangible net worth is $3.5 billion greater than the minimum consolidated tangible net worth required under the agreement, and the maximum debt-to-capital test provides approximately $4.6 billion of debt capacity above BNSF’s outstanding debt as of December 31, 2002, before an event of default would occur under these covenants. With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreements. A voluntary bankruptcy or insolvency would be considered an immediate termination event.

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation (SFRC), as described in Note 6 of the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a minimum consolidated tangible net worth test and a maximum debt-to-capital test which are the same as in the BNSF revolving credit agreements discussed above. At December 31, 2002, investor interests of $594 million, net of $8 million of excess cash held in the trust, were outstanding under the $700 million accounts receivable facility. SFRC renewed the receivables facility, effective in June 2002, for an additional 364 days. The commitment of the investors to purchase undivided interests under the A/R sales program is currently scheduled to expire in June 2003. Management expects to be able to either extend the commitment of the current investors under the A/R sales program past June 2003 or to find additional investors in the A/R sales program who will be committed to purchase undivided interests after June 2003.

Pension Funding

The Company anticipates contributing $11 million to the Company’s qualified BNSF Retirement Plan in 2004 related to the plan year ending in 2003 and, depending on the future performance of the investment markets, could make up to an additional $11 million contribution in 2004 related to the plan year ending in 2004. Due to the uncertainty of the future performance of the investment markets, it is not practical to provide an outlook beyond 2004. However, if the investment markets remain soft in future years, additional future contributions may be necessary and could be significant.

Minimum Pension Liability

BNSF recorded an additional minimum pension liability related to the Company’s qualified BNSF Retirement Plan and nonqualified BNSF Supplemental Retirement Plan of $356 million and a corresponding non-cash charge to Accumulated other comprehensive loss of $220 million, net of $136 million tax, in December 2002. This brings the total minimum pension liability to $368 million at December 31, 2002. The additional minimum pension liability adjustment was primarily driven by lower asset returns in the investment markets over the last few years.

Inflation

Due to the capital-intensive nature of BNSF’s business, the full effect of inflation is not reflected in operating expenses because depreciation is based on historical cost. An assumption that all operating assets were depreciated at current price levels would result in substantially greater expense than historically reported amounts.

Other Matters

Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

	2002	2001	2000
Beginning balance at January 1,	$274	$310	$356
Accruals	1	30	22
Payments	(55)	(55)	(58)
Other	(10)	(11)	(10)

Ending balance at December 31,	$210	$274	$310

Employee merger and separation liabilities of $210 million and $274 million are included in the Consolidated Balance Sheets at December 31, 2002 and 2001, respectively, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and other in the Consolidated Income Statements. At December 31, 2002, $40 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid in 2003.

During the fourth quarter of 2001, the Company recorded a $66 million charge for workforce reduction related costs which resulted in $30 million being recorded in Employee merger and separation costs.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $163 million and $170 million at December 31, 2002 and 2001, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. In 2001, the Company recorded a $5 million reversal of certain deferred benefits payable to reflect a change in estimates.

In the second quarter of 2000, the Company incurred $3 million of costs for severance, medical and other benefit costs for approximately 50 trainmen on reserve boards. All remaining payments were made in 2002.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $25 million and $69 million at December 31, 2002 and 2001, respectively, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999.

In the fourth quarter of 2001, the Company recorded a charge of $9 million of costs related to the reduction of approximately 40 material handlers and other clerical positions. In the second quarter of 2000, the Company recorded a charge of $17 million for severance, medical and other benefit costs related to approximately 140 material handlers in mechanical shops.

In 2002, 2001 and 2000, the Company recorded $10 million, $6 million and $10 million, respectively, of reversals for certain liabilities associated with the consolidation of clerical functions. These reversals primarily reflect accrued payments related to workforce reductions for positions under collective bargaining agreements where the Company was able to place affected individuals in alternate positions. The remaining liability balance at December 31, 2002, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction, the second quarter 1999 reorganization, and the Merger were $22 million and $35 million at December 31, 2002 and 2001, respectively. These costs will be paid over the next several years based on deferral elections made by the employees.

During the fourth quarter of 2001, the Company reduced 400 positions through severance, normal attrition and the elimination of contractors. The Company recorded $21 million of expenses for severance, medical and other benefits associated with the costs of terminating 360 employees and approximately $31 million for benefits to be received under the Company’s retirement and medical plans. During the fourth quarter of 2002, the Company recorded a charge of $1 million related to this program as a result of higher costs than originally estimated. Substantially all of these planned reductions were completed at December 31, 2001.

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

Fuel

Fuel costs represented 11, 13 and 13 percent of total operating expenses during 2002, 2001 and 2000, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during 2002 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $11 million of additional fuel expense on an annual basis.

The fuel hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of December 31, 2002, BNSF had entered into fuel swap and costless collar agreements utilizing West Texas Intermediate crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 30 cents per gallon. The tables below provide fuel hedge data for the WTI fuel hedges outstanding at December 31, 2002.

	Quarter Ended
2003	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	600	600	600	600	2,400
Equivalent gallons hedged (in millions)	25.20	25.20	25.20	25.20	100.80
Average swap price (per barrel)	$20.41	$20.52	$20.59	$20.67	$20.55
Fair value (in millions)	$4	$3	$2	$2	$11
WTI Collars
Barrels hedged (in thousands)	3,450	3,450	2,100	2,100	11,100
Equivalent gallons hedged (in millions)	144.90	144.90	88.20	88.20	466.20
Average cap price (per barrel)	$29.16	$27.89	$26.63	$26.05	$27.70
Average floor price (per barrel)	$24.92	$23.50	$22.24	$21.65	$23.35
Fair value (in millions)	$7	$4	$1	$1	$13

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	525	525	525	525	2,100
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	22.05	88.20
Average swap price (per barrel)	$20.68	$20.64	$20.61	$20.58	$20.63
Fair value (in millions)	$2	$2	$1	$1	$6
WTI Collars
Barrels hedged (in thousands)	900	900	900	900	3,600
Equivalent gallons hedged (in millions)	37.80	37.80	37.80	37.80	151.20
Average cap price (per barrel)	$25.10	$24.96	$24.90	$24.88	$24.96
Average floor price (per barrel)	$20.69	$20.51	$20.38	$20.35	$20.48
Fair value (in millions)	$1	$—	$—	$—	$1

	Quarter Ended
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars
Barrels hedged (in thousands)	750	750	750	750	3,000
Equivalent gallons hedged (in millions)	31.50	31.50	31.50	31.50	126.00
Average cap price (per barrel)	$24.89	$24.88	$24.88	$24.88	$24.88
Average floor price (per barrel)	$20.41	$20.40	$20.37	$20.35	$20.38
Fair value (in millions)	$—	$—	$—	$—	$—

As of December 31, 2002, BNSF’s total fuel hedging program covered approximately 49 percent, 20 percent and 10 percent of estimated fuel purchases for 2003, 2004 and 2005, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

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

The amounts recorded in the Consolidated Statements of Income since the adoption of SFAS No. 133 for fuel hedge transactions were as follows (in millions):

	Year Ended December 31,
	2002	2001
Hedge benefit	$50	$48
Tax effect	19	18

Hedge benefit, net of tax	$31	$30

Since the adoption of SFAS No. 133, the ineffective portion of fuel hedge transactions has been de minimis.

The amounts recorded in the Consolidated Balance Sheets for fuel hedge transactions were as follows (in millions):

	December 31,
	2002	2001
Fuel hedging asset (liability)	$31	$(4)
Tax effect	12	(2)

Amount included in AOCI, net of tax	$19	$(2)

Settled fuel hedging contracts receivable (payable)	$29	$(3)

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses a three-month average of forward commodity prices for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy.

The cumulative transition benefit of adopting SFAS No. 133 as of January 1, 2001, included $2 million, net of tax, related to deferred gains on closed-out derivatives which were used to lock the treasury rate on anticipated borrowings. The deferred gains for cash flow hedges in AOCI are being amortized to interest expense over the life of the related debt.

Fair Value Hedges

The Company enters into interest rate swaps to convert fixed-rate debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of December 31, 2002, BNSF had entered into nine separate swaps on a notional amount of $900 million ($500 million at December 31, 2001) in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF as of December 31, 2002, was 3.50 percent and the average fixed rate BNSF is to receive is 7.07 percent. These swaps will expire between 2004 and 2009.

The amounts recorded in the Consolidated Statements of Income since the adoption of SFAS No. 133 for interest rate fair value hedge transactions were as follows (in millions):

	Year Ended December 31,
	2002	2001
Hedge benefit	$26	$—
Tax effect	10	—

Hedge benefit, net of tax	$16	$—

The amounts recorded in other assets with a corresponding increase to debt on the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	December 31,
	2002	2001
Short-term interest rate hedging asset	$5	$—
Long-term interest rate hedging asset	$77	$2

Cash Flow Hedges

The Company uses interest rate swaps to fix the LIBOR component of commercial paper. These swaps are accounted for as cash flow hedges under SFAS No. 133 and qualify for the short cut method of recognition and, therefore, no portion of these swaps is treated as ineffective. As of December 31, 2002, BNSF had entered into four separate interest rate swaps to fix the LIBOR component of $100 million ($200 million at December 31, 2001) of commercial paper at an average rate of 3.14 percent. The average floating rate BNSF received on the swaps, which fluctuates monthly, was 1.43 percent as of December 31, 2002. These swaps will expire in 2003.

In anticipation of future debt issuances, BNSF entered into three treasury lock transactions in 2002 totaling $150 million to fix the treasury component on a future 10-year debt issuance. The average locked-in rate is 4.38 percent, and these treasury locks expire on August 27, 2003. The rates do not include a credit spread which will be determined at the time of the actual debt issuance and will be included in the all-in interest rate of the debt. The treasury locks can be closed by BNSF any time up to expiration.

The amounts recorded in the Consolidated Statements of Income since the adoption of SFAS No. 133 for interest rate cash flow hedge transactions were as follows (in millions):

	Year Ended December 31,
	2002	2001
Hedge loss	$(2)	$—
Tax effect	(1)	—

Hedge loss, net of tax	$(1)	$—

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	December 31,
	2002	2001
Interest hedging liability	$(3)	$(2)
Tax effect	(1)	(1)

Interest hedging liability included in AOCI, net of tax	$(2)	$(1)

BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

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

The National Carriers’ Conference Committee (NCCC), BNSF’s multi-employer collective bargaining representative, reached a final agreement in August 2002, with the United Transportation Union (UTU) covering wage, work rule, and locomotive remote control issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, which represent approximately one-third of BNSF’s unionized workforce. The new agreement also creates a final and binding process for resolving health and welfare issues, mainly involving employees sharing in rising benefit costs. The agreement commits each side to participate in a study and negotiation period, during which the parties will examine alternative ways to control rising healthcare costs. The parties have scheduled meetings on this issue in the first quarter of 2003. Failing these efforts, either party could send unresolved health and welfare issues to final and binding arbitration.

The NCCC has also reached a final agreement with the Transportation Communications Union (TCU) providing for final and binding arbitration of wage and benefit issues through 2004. This agreement averts the possibility of self help by the parties over bargaining round issues. The arbitrator conducted hearings in the case commencing January 20, 2003, and issued a final and binding decision on January 23, 2003. The arbitration result settles all wage, work rule and medical benefit issues between the parties through 2004. TCU represents BNSF’s clerks, carmen and patrolmen, who make up about 15 percent of BNSF’s unionized workforce.

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

In spring 2001, the NCCC and Brotherhood of Maintenance of Way Employes (BMWE) reached an agreement resolving wage, work rule and benefit issues through 2004, which was implemented in July 2001. BMWE represents BNSF’s track, bridge and building maintenance employees, or about one-fifth of BNSF’s unionized workforce.

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

Along with four other major railroads, BNSF reached agreement with the Brotherhood of Locomotive Engineers (BLE) and UTU to arbitrate labor agreement issues raised by BLE stemming from the railroads’ implementation of locomotive remote control technology and assignment of remote control operations to employees represented by UTU. The arbitration board decided the case on January 13, 2003, sustaining the railroads’ right to assign remote control locomotive operations in and around terminals to ground service employees represented solely by UTU. The decision is final and binding on all parties.

Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway’s contributions under the Railroad Retirement System have been approximately triple those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II), and other benefits. Investment of Tier II Railroad Retirement assets had, until 2001, been limited to special interest-bearing U. S. Treasury securities. The Railroad Retirement and Survivors’ Improvement Act of 2001 (Act) creates a new National Railroad Retirement Investment Trust to hold Tier II Railroad Retirement assets and empowers the trustees to invest these assets in the same types of investments available to private sector retirement plans. In addition to liberalizing certain retirement benefit requirements for rail employees, the Act reduced Tier II Railroad Retirement tax rates on rail employers beginning in 2002 and eliminated a supplemental annuity tax. The Company realized savings of approximately $20 million in 2002 and expects to realize savings of $50 million in 2003. Future adjustments in the Tier II Railroad Retirement tax rates assessed will depend on Railroad Retirement fund levels, and annual savings could be as much as $80 million by 2004.

Critical Accounting Estimates

In the ordinary course of business, the Company makes a number of estimates and assumptions related to reporting of the results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The following discussion addresses the Company’s most critical accounting estimates.

Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to it in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Legal

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

BNSF’s most significant claims relate to environmental matters and personal injury. These claims are discussed in more detail below.

    Environmental

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

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental cleanup costs are initially recorded when BNSF’s liability for environmental cleanup is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup, and historical trend analyses.

Environmental related expenses are a significant expense for BNSF and the railroad industry. BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 415 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expenses of approximately $43 million, $51 million and $40 million during 2002, 2001 and 2000, respectively. BNSF paid approximately $49 million, $72 million and $49 million during 2002, 2001 and 2000, respectively, for mandatory and unasserted claims cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF has recorded liabilities for remediation and restoration of all known sites of $196 million at December 31, 2002, compared with $202 million at December 31, 2001. Of these amounts, $51 million and $53 million, respectively, are included in current liabilities. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2002, will be paid over the next five years and no individual site is considered to be material.

Critical Estimate

Liabilities recorded for environmental costs represent BNSF’s best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF’s best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes it is unlikely any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF’s results of operations, financial position or liquidity.

The Company has not materially changed its methodology for identifying and calculating environmental liabilities in the three years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or assumptions described above.

    Personal Injury

Personal injury claims, including work-related injuries to employees, are a significant expense for the railroad industry. Employees of BNSF are compensated for work-related injuries according to the provisions of the Federal Employers’ Liability Act (FELA). FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to significant increases in expense in past years. BNSF has implemented a number of safety programs to reduce the number of personal injuries as well as the associated claims and personal injury expense. The Company recognized personal injury expenses of approximately $228 million, $195 million and $168 million in 2002, 2001 and 2000, respectively. BNSF made payments for personal injuries of approximately $190 million, $173 million and $178 million in 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, the Company had recorded liabilities of $496 million and $458 million, respectively, related to both asserted as well as unasserted personal injury claims. Of these amounts, $197 million and $184 million, respectively, are included in current liabilities. BNSF’s liabilities for both asserted and unasserted personal injury claims are undiscounted.

Critical Estimate

The Company uses a third party actuarial firm that performs actuarial reviews to assist the Company in estimating the liabilities for asserted as well as FELA and general liability related unasserted claims. These estimates are based on the covered population, activity levels and trends in the frequency, and the costs of covered injuries. Personal injury liability and expense projections are estimated using standard actuarial methodologies.

The Company has not materially changed its methodology for calculating personal injury liabilities in the three years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or assumptions described above.

Income Taxes

BNSF is subject to various federal, state and local income taxes in the taxing jurisdictions where the Company operates. BNSF accounts for income taxes by providing for taxes payable or refundable in the current year and for deferred tax assets and liabilities for future tax consequences of events that have been recognized in financial statements or tax returns.

BNSF recorded total income tax expense, including federal, state and other income taxes, of $456 million, $442 million, and $605 million for the years ended December 31, 2002, 2001 and 2000, respectively. BNSF recorded $314 million and $306 million of net current deferred tax assets at December 31, 2002 and 2001, respectively. BNSF recorded $6,975 million and $6,731 million of net non-current deferred tax liabilities at December 31, 2002 and 2001, respectively. Classification of deferred tax assets and liabilities as current or noncurrent is determined by the financial statement classification of the asset or liability to which the temporary difference is related. If a temporary difference is not related to an asset or liability for financial reporting, it is classified according to the expected reversal date of the temporary difference.

Valuation allowances are established to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. BNSF has not recorded a valuation allowance, as it believes that the deferred tax assets will be fully realized in the future.

The federal income tax returns of BNSF’s predecessor companies, Burlington Northern, Inc. and Santa Fe Pacific Corporation are closed through 1994 and the merger date in September 1995, respectively. BNSF is currently under Internal Revenue Service examination for years 1995 through 1999. In addition, BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Management believes that adequate provision has been made for any adjustments that might be assessed for open years through 2002.

Critical Estimate

BNSF makes estimates of the potential liability based on its assessment of all potential tax exposures. In addition, the Company uses factors such as applicable law, current information, and past experience with similar issues to make these judgements.

Deferred tax assets and liabilities are measured using the tax rates that apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized or paid. Changes in management’s estimates regarding the statutory tax rate to be applied to the reversal of deferred tax assets and liabilities could materially affect the effective tax rate. The actual effective tax rate for the years ended December 31, 2002, 2001 and 2000, were 37.5 percent, 37.7 percent and 38.2 percent, respectively.

The Company has not materially changed its methodology for calculating income tax expense for the years presented and there are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or assumptions described above.

Pensions and Other Post-Employment Benefits

BNSF sponsors a funded, noncontributory qualified BNSF Retirement Plan, which covers substantially all non-union employees and an unfunded, nonqualified BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under these BNSF plans are based on years of credited service and the highest five-year average compensation levels. BNSF’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes with respect to the funded plan.

Certain salaried employees of BNSF that have met certain age and years of service requirements are eligible for medical benefits and life insurance coverage during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of pocket limitations. The basic life insurance plan is noncontributory and covers retirees only. Optional life insurance coverage is available for some retirees; however, the retiree is responsible for the full cost. BNSF’s policy is to fund benefits payable under the medical and life insurance plans as they come due. Employees beginning salaried employment with BNSF subsequent to September 22, 1995, are not eligible for medical benefits during retirement.

The Company recorded a net pension benefit of $7 million and $13 million in 2002 and 2000, respectively, and a net pension cost of $10 million in 2001. At December 31, 2002 and 2001, the Company reported pension benefit obligations of $1,611 million and $1,507 million, respectively. The Company recorded a net other post-employment benefits (OPEB) cost of $30 million, $25 million and $23 million for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001 the Company reported OPEB benefit obligations of $363 million and $314 million, respectively.

Critical Estimate

Annual pension and OPEB expenses are calculated by third party actuaries using standard actuarial methodologies. The actuaries assist the Company in making estimates based on historical information, current information and estimates about future events and circumstances. Significant assumptions used in the valuation of pension and OPEB include expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate. These assumptions are critical to the Company’s results and changes to these estimates could have a material impact on the Company’s results.

The discount rate is a component estimate of both pensions and OPEB. Health care cost trend rates only affect OPEB costs. The expected return on plan assets is a factor that only influences the funded pension plans. The third party actuaries use a discount rate that reflects the current bond market and an expected rate of return on assets that reflects the expected long-term rates of return on plan assets.

From time to time, the Company will change pension and OPEB assumptions to better approximate current conditions. General softness in the economy and the decline in the investment markets during 2001 and 2000 prompted BNSF to decrease the rate of return on plan assets from 9.5 percent in 2001 to 8.5 percent for 2002. The decrease in the assumed rate of return caused 2002 pension expense to increase by approximately $15 million. The discount rate has also been changed within the past three years. For year-end 2001, the discount rate was reduced from 7.5 percent to 7.0 percent for both pension and OPEB. For year-end 2002, the discount rate was further reduced from 7.0 percent to 6.5 percent. Unforeseen changes in the investment markets or other external factors could prompt changes in these estimates.

Depreciation

Due to the capital-intensive nature of the railroad industry, depreciation expense is a significant component of the Company’s operating expense. The Company recorded depreciation and amortization expense of $931 million, $909 million and $895 million for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, the Company had Property and equipment, net balances of $24,022 million and $23,110 million which include $4,883 million and $4,945 million, respectively, of accumulated depreciation.

Critical Estimate

The Company uses the group method of depreciation under which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. As required by the Federal Surface Transportation Board (STB), the Company conducts studies of depreciation rates and the required accumulated depreciation balance at least every three years for equipment property and at least every six years for track structure and other roadway property. The Company uses external consultants to conduct these studies. The consultants rely on statistical analysis, historical retirement data, industry knowledge and discussions with management to assess the impact of new technologies and maintenance practices. Changes in the estimated service lives of the assets and their related depreciation rates are implemented prospectively and the difference between the calculated accumulated depreciation and the amount recorded is amortized over the average service lives of the assets. Adoption of new rates and amortization adjustments must be approved by the STB.

A study conducted in 2000 resulted in the Company adopting new locomotive, freight car and other equipment and computer hardware and software depreciation rates that resulted in a net decrease in annual depreciation expense of $8 million. There have been no material changes in the depreciation rates in 2002, 2001 or 2000.

Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, which will affect the Company’s accounting for track structure removal costs. While the standard will have no effect on the Company’s liquidity, it will result in a cumulative effect adjustment in the first quarter of 2003 which the Company is currently quantifying along with the ongoing impact it will have on results of operations. The Company does not believe the standard will have a material adverse effect on the Company’s financial position.

The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which generally required that all gains and losses from extinguishment of debt be aggregated, and classified as an extraordinary item. The Company early adopted SFAS No. 145 in the fourth quarter of 2002 and, as a result, reclassified an extraordinary charge of $9 million ($6 million net of tax) in 2001.

The FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which is effective immediately to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. The Company has not yet determined the impact of FIN 46. The Company’s accounts receivable sales program will be unaffected by this new pronouncement.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices, changes in the securities and capital markets, and changes in labor costs and labor difficulties, including stoppages affecting either BNSF’s operations or our customers’ abilities to deliver goods to BNSF for shipment; legal and regulatory factors: developments and changes in laws and regulations and the ultimate outcome of shipper and rate claims subject to adjudication, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition, and commodity concentrations, the Company’s ability to achieve its operational and financial initiatives and to contain costs, as well as natural events such as severe weather, floods and earthquakes or other disruptions of BNSF Railway’s operating systems, structures, or equipment.

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event the Company does update any forward-looking statement, no inference should be made that the

Company will make additional updates with respect to that statement, related matters, or any other forward-looking statements. Any corrections or revisions may appear in the Company’s public filings with the Securities and Exchange Commission, which are accessible at www.sec.gov and on the Company’s website at www.bnsf.com, and which investors are advised to consult.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The qualitative and quantitative information presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Notes 3 and 9 of the Consolidated Financial Statements describe significant aspects of BNSF’s financial instrument programs which have a material market risk.

Commodity Price Sensitivity

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of December 31, 2002, are based on the front month settlement price of West Texas Intermediate crude oil (WTI). For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel and WTI. See Other Matters: Hedging Activities: Fuel in Management’s Discussion and Analysis of Financial Condition and Results of Operations for 2002 fuel hedging information. The table below provides summarized comparative information for hedge transactions as of December 31, 2001, which were based on the price of pipeline delivery of Gulf Coast #2 heating oil.

	December 31, 2001
	2002 Maturity Date	Fair Value
Diesel Fuel Swaps:
Gallons (in millions)	296	$(1)
Weighted average price per gallon	$0.57
Diesel Fuel Costless Collars:
Gallons (in millions)	50	$(3)
Weighted average price per gallon—calls	$0.65
Weighted average price per gallon—puts	$0.57

At December 31, 2002, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure.

Interest Rate Sensitivity

From time to time, BNSF enters into various interest rate hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt to manage its ratio of fixed-rate debt to floating-rate debt. BNSF’s measurement of fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

As discussed in Note 3 in the Consolidated Financial Statements, the Company uses interest rate swaps and treasury locks to minimize exposure to risk. These swaps and treasury locks are accounted for either as cash flow or fair value hedges as required under SFAS No. 133.

All swap and treasury lock transactions outstanding with an interest rate component are reflected in the tables below.

	December 31, 2002
	Maturity Date
	2003	2004	2005	2006	2007	There-after	Total	Fair Value
Fair value hedges
Fixed to variable swaps (in millions)	—	$100	$300	—	$300	$200	$900	$82
Average fixed rate	—	8.63%	6.38%	—	7.88%	6.13%	7.07%
Average floating rate	—	5.98%	2.87%	—	4.38%	1.89%	3.50%

Cash flow hedges
Variable to fixed LIBOR swaps (in millions)	$100	—	—	—	—	—	$100	$—
Average fixed rate	3.14%	—	—	—	—	—	3.14%
Average floating rate	1.43%	—	—	—	—	—	1.43%
Treasury locks (in millions)	$150	—	—	—	—	—	$150	$(3)
Average locked-in rate	4.38%	—	—	—	—	—	4.38%

	December 31, 2001
	Maturity Date
	2002	2003	2004	2005	2006	There-after	Total	Fair Value
Fair value hedges
Fixed to variable swaps (in millions)	—	—	$100	$300	—	$100	$500	$2
Average fixed rate	—	—	8.63%	6.38%	—	7.88%	7.13%
Average floating rate	—	—	6.18%	3.37%	—	4.51%	4.16%

Cash flow hedges
Variable to fixed LIBOR swaps (in millions)	$100	$100	—	—	—	—	$200	$(2)
Average fixed rate	4.59%	3.14%	—	—	—	—	3.86%
Average floating rate	1.92%	1.98%	—	—	—	—	1.95%

A one-half percent change in interest rates would cause interest expense to fluctuate by approximately $3 million excluding the effect of hedges.

The tables below provide fair value information for the Company’s debt obligations including principal cash flows and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2002. The fair values presented in the table below do not include the fair value of the swaps and treasury locks.

	December 31, 2002
	Maturity date
	2003	2004	2005	2006	2007	There- after	Total	Fair Value
Fixed-Rate Debt (in millions)	$173	$149	$146	$433	$136	$4,480	$5,517	$6,028
Average Interest Rate	6.42%	7.04%	7.10%	8.41%	6.90%	7.03%	7.12%
Variable-Rate Debt (in millions)	—	$104	$641	—	$328	$224	$1,297	$1,343
Average Interest Rate	—	6.08%	3.09%	—	5.54%	4.09%	4.10%

	December 31, 2001
	Maturity Date
	2002	2003	2004	2005	2006	There-after	Total	Fair Value
Fixed-Rate Debt (in millions)	$288	$144	$152	$144	$430	$4,577	$5,735	$5,928
Average Interest Rate	7.09%	7.19%	7.02%	7.12%	8.43%	7.07%	7.18%
Variable-Rate Debt (in millions)	—	—	$100	$716	—	$100	$916	$943
Average Interest Rate	—	—	8.47%	5.36%	—	7.73%	5.96%

BNSF has included in 2005 maturities $320 million and $416 million of commercial paper in the 2002 and 2001 tables, respectively.

In addition, maturities in 2003 included in the 2002 and 2001 tables exclude $175 million of 6.53 percent notes due 2037, which may be redeemed in 2003 at the option of the holder.

The fair value of BNSF’s long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities. The carrying amount of commercial paper and bank debt approximates fair value because of the short maturity of these instruments.

Item 8.     Financial Statements and Supplementary Data

The Consolidated Financial Statements of BNSF and subsidiary companies, together with the report of independent accountants, are included as part of this filing.

The following documents are filed as a part of this report:

Page
1. Consolidated Financial Statements

Report of Independent Accountants	32
Consolidated Statements of Income for the three years ended December 31, 2002	33
Consolidated Balance Sheets as of December 31, 2002 and 2001	34
Consolidated Statements of Cash Flows for the three years ended December 31, 2002	35
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2002	36
Notes to Consolidated Financial Statements	37-57

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board

of Directors of Burlington

Northern Santa Fe Corporation

and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Burlington Northern Santa Fe Corporation and subsidiary companies at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Fort Worth, Texas

February 6, 2003

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues	$8,979	$9,208	$9,207

Operating expenses:
Compensation and benefits	2,879	2,850	2,729
Purchased services	1,139	1,088	1,026
Depreciation and amortization	931	909	895
Equipment rents	698	736	740
Fuel	833	973	932
Materials and other	843	902	772

Total operating expenses	7,323	7,458	7,094

Operating income	1,656	1,750	2,113
Interest expense	428	463	453
Other expense, net	12	114	75

Income before income taxes	1,216	1,173	1,585
Income tax expense	456	442	605

Net income	$760	$731	$980

Earnings per share:
Basic earnings per share	$2.01	$1.89	$2.38
Diluted earnings per share	$2.00	$1.87	$2.36

Average shares (in millions):
Basic	378.0	387.3	412.1
Dilutive effect of stock awards	2.8	3.4	3.1

Diluted	380.8	390.7	415.2

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, shares in thousands)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$28	$26
Accounts receivable, net	141	172
Materials and supplies	226	191
Current portion of deferred income taxes	314	306
Other current assets	82	28

Total current assets	791	723
Property and equipment, net	24,022	23,110
Other assets	954	888

Total assets	$25,767	$24,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$1,918	$1,873
Long-term debt due within one year	173	288

Total current liabilities	2,091	2,161
Long-term debt and commercial paper	6,641	6,363
Deferred income taxes	6,975	6,731
Casualty and environmental liabilities	444	423
Minimum pension liability	368	12
Employee merger and separation costs	170	216
Other liabilities	1,146	966

Total liabilities	17,835	16,872

Commitments and contingencies (see Notes 3, 9 and 10)
Stockholders’ equity:
Common stock, $0.01 par value 600,000 shares authorized; 496,683 shares and 492,818 shares issued, respectively	5	5
Additional paid-in-capital	5,664	5,584
Retained earnings	5,625	5,048
Treasury stock, at cost, 120,905 shares and 107,041 shares, respectively	(3,114)	(2,745)
Unearned compensation	(39)	(34)
Accumulated other comprehensive loss	(209)	(9)

Total stockholders’ equity	7,932	7,849

Total liabilities and stockholders’ equity	$25,767	$24,721

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES
Net income	$760	$731	$980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	931	909	895
Deferred income taxes	432	302	353
Employee merger and separation costs paid	(55)	(55)	(58)
Other, net	(9)	91	33
Changes in current assets and liabilities:
Accounts receivable, net	31	142	83
Materials and supplies	(25)	29	35
Other current assets	(28)	103	(66)
Accounts payable and other current liabilities	69	(55)	62

Net cash provided by operating activities	2,106	2,197	2,317

INVESTING ACTIVITIES
Capital expenditures	(1,358)	(1,459)	(1,399)
Other, net	(159)	(105)	(281)

Net cash used for investing activities	(1,517)	(1,564)	(1,680)

FINANCING ACTIVITIES
Net (decrease) increase in commercial paper and bank borrowings	(96)	(226)	169
Proceeds from issuance of long-term debt	300	400	1,125
Payments on long-term debt	(294)	(380)	(260)
Dividends paid	(183)	(190)	(206)
Proceeds from stock options exercised	40	113	13
Purchase of BNSF common stock	(353)	(317)	(1,496)
Other, net	(1)	(18)	7

Net cash used for financing activities	(587)	(618)	(648)

Increase (decrease) in cash and cash equivalents	2	15	(11)
Cash and cash equivalents:
Beginning of year	26	11	22

End of year	$28	$26	$11

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$463	$494	$447
Income taxes paid, net of refunds	$55	$102	$304
Non-cash facilities financing	$138	$—	$—

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Shares in thousands, dollars in millions, except per share data)

	Common Shares	Treasury Shares	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 1999	484,572	(30,013)	$5,395	$3,726	$(913)	$(29)	$(7)	$8,172
Comprehensive income:
Net income			—	980	—	—	—	980
Minimum pension liability adjustment, net of tax benefit of $2			—	—	—	—	(3)	(3)

Total comprehensive income			—	980	—	—	(3)	977

Common stock dividends, $0.48 per share	—	—	—	(197)	—	—	—	(197)
Adjustments associated with unearned compensation, restricted stock	808	(297)	14	—	—	(6)	—	8
Exercise of stock options and related tax benefit of $9	1,257	(154)	24	—	(4)	—	—	20
Shares issued from treasury	—	2	—	—	—	—	—	—
Shareholder rights redemption	—	—	—	(4)	—	—	—	(4)
Purchase of BNSF common stock	—	(64,583)	—	—	(1,496)	—	—	(1,496)

Balance at December 31, 2000	486,637	(95,045)	5,433	4,505	(2,413)	(35)	(10)	7,480
Comprehensive income:
Net income			—	731	—	—	—	731
Cumulative effect of adoption of SFAS No. 133, net of tax expense of $36			—	—	—	—	58	58
Gain on derivative instruments, included in net income, net of tax expense of $18			—	—	—	—	(30)	(30)
Change in fair value of derivative instruments, net of tax benefit of $18			—	—	—	—	(29)	(29)
Minimum pension liability adjustment, net of tax expense of $1			—	—	—	—	2	2

Total comprehensive income			—	731	—	—	1	732

Common stock dividends, $0.48 per share	—	—	—	(188)	—	—	—	(188)
Adjustments associated with unearned compensation, restricted stock	899	(86)	15	—	—	1	—	16
Exercise of stock options and related tax benefit of $17	5,282	(478)	141	—	(15)	—	—	126
Purchase of BNSF common stock	—	(11,432)	—	—	(317)	—	—	(317)

Balance at December 31, 2001	492,818	(107,041)	5,589	5,048	(2,745)	(34)	(9)	7,849
Comprehensive income:
Net income			—	760	—	—	—	760
Gain on derivative instruments, included in net income, net of tax expense of $18			—	—	—	—	(30)	(30)
Change in fair value of derivative instruments, net of tax expense of $30			—	—	—	—	50	50
Minimum pension liability adjustment, net of tax benefit of $136			—	—	—	—	(220)	(220)

Total comprehensive income			—	760	—	—	(200)	560

Common stock dividends, $0.48 per share	—	—	—	(183)	—	—	—	(183)
Adjustments associated with unearned compensation, restricted stock	1,527	(634)	25	—	—	(5)	—	20
Exercise of stock options and related tax benefit of $6	2,338	(555)	55	—	(16)	—	—	39
Purchase of BNSF common stock	—	(12,675)	—	—	(353)	—	—	(353)

Balance at December 31, 2002	496,683	(120,905)	$5,669	$5,625	$(3,114)	$(39)	$(209)	$7,932

See accompanying Notes to Consolidated Financial Statements

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Burlington Northern Santa Fe Corporation, including its majority-owned subsidiaries (collectively, BNSF or the Company), is engaged primarily in management of its investment in its principal and wholly-owned subsidiary, The Burlington Northern and Santa Fe Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America with approximately 33,000 route miles covering 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Coal, Industrial Products and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 38 percent, 23 percent, 23 percent and 16 percent, respectively, of total freight revenues for the year ended December 31, 2002.

2.    Significant Accounting Policies

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

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Environmental Liabilities

Liabilities for environmental cleanup costs are initially recorded when BNSF’s liability for environmental cleanup is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates for these liabilities are undiscounted.

Personal Injury Claims

Personal injury liabilities are estimated on an actuarial basis. Incurred but not reported liabilities are included in the estimates based on historical experience. Estimates for these liabilities are undiscounted.

Income Taxes

Deferred tax assets and liabilities are measured using the tax rates that apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized or paid. Valuation allowances are established to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized.

Stock Options

At December 31, 2002, the Company had stock-based employee compensation plans. The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock based plans. In accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense has been recognized for its fixed stock option plans as the exercise price equals the stock price on the date of grant. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Net income, as reported	$760	$731	$980
Stock-based employee compensation expense included in reported net income, net of related tax effects	10	8	—
Total stock based compensation expense determined under fair value method for all awards, net of related tax effects	(26)	(19)	(47)

Pro forma net income	$744	$720	$933

Earnings per share:
Basic—as reported	$2.01	$1.89	$2.38

Basic—pro forma	$1.97	$1.86	$2.26

Diluted—as reported	$2.00	$1.87	$2.36

Diluted—pro forma	$1.95	$1.84	$2.25

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2002	2001	2000
Weighted average expected life (years)	4.0	4.0	3.0
Expected volatility	35.0%	35.0%	35.0%
Annual dividend per share	$0.48	$0.48	$0.48
Average risk free interest rate	3.89%	4.21%	5.36%
Weighted average fair value of options granted	$7.84	$8.44	$6.70

Pension and Other Post-Employment Benefits

Annual pension and other post-employment benefits (OPEB) expenses are calculated by third party actuaries using standard actuarial methodologies. The actuaries assist the Company in making estimates based on historical information, current information and estimates about future events and circumstances. Significant assumptions used in the valuation of pension and OPEB include expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate.

Reclassifications

Certain comparative prior year amounts in the Consolidated Financial Statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications effected previously reported Operating income but had no effect on previously reported Net income.

The change to previously reported Operating income is due to the reclassification of gains on property dispositions and certain other costs from Other expense, net to Operating expenses. These reclassifications increased (decreased) previously reported annual Operating income by ($5) million and $5 million for the years ended December 31, 2001 and 2000, respectively.

3.    Hedging Activities

On January 1, 2001, BNSF adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and recorded a cumulative transition benefit of $58 million, net of tax, to Accumulated Other Comprehensive Income (AOCI). The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for documentation and measurement of hedging activities.

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

Fuel

Fuel costs represented 11, 13 and 13 percent of total operating expenses during 2002, 2001 and 2000, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increases in fuel prices. Based on fuel consumption during 2002 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $11 million of additional fuel expense on an annual basis.

The fuel hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of December 31, 2002, BNSF had entered into fuel swap and costless collar agreements utilizing West Texas Intermediate crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 30 cents per gallon. The tables below provide fuel hedge data for the WTI fuel hedges outstanding at December 31, 2002.

	Quarter Ended				Annual
2003	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	600	600	600	600	2,400
Equivalent gallons hedged (in millions)	25.20	25.20	25.20	25.20	100.80
Average swap price (per barrel)	$20.41	$20.52	$20.59	$20.67	$20.55
Fair value (in millions)	$4	$3	$2	$2	$11

WTI Collars
Barrels hedged (in thousands)	3,450	3,450	2,100	2,100	11,100
Equivalent gallons hedged (in millions)	144.90	144.90	88.20	88.20	466.20
Average cap price (per barrel)	$29.16	$27.89	$26.63	$26.05	$27.70
Average floor price (per barrel)	$24.92	$23.50	$22.24	$21.65	$23.35
Fair value (in millions)	$7	$4	$1	$1	$13

	Quarter Ended				Annual
2004	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	525	525	525	525	2,100
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	22.05	88.20
Average swap price (per barrel)	$20.68	$20.64	$20.61	$20.58	$20.63
Fair value (in millions)	$2	$2	$1	$1	$6

WTI Collars
Barrels hedged (in thousands)	900	900	900	900	3,600
Equivalent gallons hedged (in millions)	37.80	37.80	37.80	37.80	151.20
Average cap price (per barrel)	$25.10	$24.96	$24.90	$24.88	$24.96
Average floor price (per barrel)	$20.69	$20.51	$20.38	$20.35	$20.48
Fair value (in millions)	$1	$—	$—	$—	$1

	Quarter Ended				Annual
2005	March 31,	June 30,	September 30,	December 31,
WTI Collars
Barrels hedged (in thousands)	750	750	750	750	3,000
Equivalent gallons hedged (in millions)	31.50	31.50	31.50	31.50	126.00
Average cap price (per barrel)	$24.89	$24.88	$24.88	$24.88	$24.88
Average floor price (per barrel)	$20.41	$20.40	$20.37	$20.35	$20.38
Fair value (in millions)	$—	$—	$—	$—	$—

As of December 31, 2002, BNSF’s total fuel hedging program covered approximately 49 percent, 20 percent and 10 percent of estimated fuel purchases for 2003, 2004 and 2005, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

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

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts recorded in the Consolidated Statements of Income since the adoption of SFAS No. 133 for fuel hedge transactions were as follows (in millions):

	Year Ended December 31,
	2002	2001
Hedge benefit	$50	$48
Tax effect	19	18

Hedge benefit, net of tax	$31	$30

Since the adoption of SFAS No. 133, the ineffective portion of fuel hedge transactions has been de minimis.

The amounts recorded in the Consolidated Balance Sheets for fuel hedge transactions were as follows (in millions):

	December 31,
	2002	2001
Fuel hedging asset (liability)	$31	$(4)
Tax effect	12	(2)

Amount included in AOCI, net of tax	$19	$(2)

Settled fuel hedging contracts receivable (payable)	$29	$(3)

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses a three-month average of forward commodity prices for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy.

The cumulative transition benefit of adopting SFAS No. 133 as of January 1, 2001, included $2 million, net of tax, related to deferred gains on closed-out derivatives which were used to lock the treasury rate on anticipated borrowings. The deferred gains for cash flow hedges in AOCI are being amortized to interest expense over the life of the related debt.

Fair Value Hedges

The Company enters into interest rate swaps to convert fixed-rate debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of December 31, 2002, BNSF had entered into nine separate swaps on a notional amount of $900 million ($500 million at December 31, 2001) in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF as of December 31, 2002, was 3.50 percent and the average fixed rate BNSF is to receive is 7.07 percent. These swaps will expire between 2004 and 2009.

The amounts recorded in the Consolidated Statements of Income since the adoption of SFAS No. 133 for interest rate fair value hedge transactions were as follows (in millions):

	Year Ended December 31,
	2002	2001
Hedge benefit	$26	$—
Tax effect	10	—

Hedge benefit, net of tax	$16	$—

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts recorded in other assets with a corresponding increase to debt on the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	December 31,
	2002	2001
Short-term interest rate hedging asset	$5	$—
Long-term interest rate hedging asset	$77	$2

Cash Flow Hedges

The Company uses interest rate swaps to fix the LIBOR component of commercial paper. These swaps are accounted for as cash flow hedges under SFAS No. 133 and qualify for the short cut method of recognition and, therefore, no portion of these swaps is treated as ineffective. As of December 31, 2002, BNSF had entered into four separate interest rate swaps to fix the LIBOR component of $100 million ($200 million at December 31, 2001) of commercial paper at an average rate of 3.14 percent. The average floating rate BNSF received on the swaps, which fluctuates monthly, was 1.43 percent as of December 31, 2002. These swaps will expire in 2003.

In anticipation of future debt issuances, BNSF entered into three treasury lock transactions in 2002 totaling $150 million to fix the treasury component on a future 10-year debt issuance. The average locked-in rate is 4.38 percent, and these treasury locks expire on August 27, 2003. The rates do not include a credit spread which will be determined at the time of the actual debt issuance and will be included in the all-in interest rate of the debt. The treasury locks can be closed by BNSF any time up to expiration.

The amounts recorded in the Consolidated Statements of Income since the adoption of SFAS No. 133 for interest rate cash flow hedge transactions were as follows (in millions):

	Year Ended December 31,
	2002	2001
Hedge loss	$(2)	$—
Tax effect	(1)	—

Hedge loss, net of tax	$(1)	$—

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	December 31,
	2002	2001
Interest hedging liability	$(3)	$(2)
Tax effect	(1)	(1)

Interest hedging liability included in AOCI, net of tax	$(2)	$(1)

BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

4.    Other Expense, Net

Other expense, net includes the following (in millions):

	Year Ended December 31,
	2002	2001	2000
Accounts receivable sale fees	$12	$30	$40
Write-down of non-rail investments	—	75	—
Merger costs	—	—	20
Miscellaneous, net	—	9	15

Total	$12	$114	$75

Losses recognized in 2001 related to non-rail investments consisted primarily of FreightWise, Inc., an Internet transportation exchange; Pathnet Telecommunications, Inc., a telecommunications venture; a decline in the cash surrender value of company owned life insurance policies; and a portfolio of other non-core investments.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1999, BNSF and Canadian National Railway Company (CN) entered into an agreement to combine the two companies. In 2000, BNSF and CN announced their mutual termination of the combination agreement with neither party paying any break-up fees. The Company recorded $20 million in costs related to the combination.

5.    Income Taxes

Income tax expense was as follows (in millions):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$21	$129	$225
State	3	11	27

Total current	24	140	252

Deferred:
Federal	378	258	303
State	54	44	50

Total deferred	432	302	353

Total	$456	$442	$605

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

	Year Ended December 31,
	2002	2001	2000
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	3.0	3.2
Other, net	(0.6)	(0.3)	—

Effective tax rate	37.5%	37.7%	38.2%

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2002	2001
Deferred tax liabilities:
Depreciation and amortization	$(7,148)	$(6,671)
Other	(445)	(458)

Total deferred tax liabilities	(7,593)	(7,129)

Deferred tax assets:
Casualty and environmental	265	253
Employee merger and separation costs	80	105
Pension and post-retirement benefits	237	99
Other	350	247

Total deferred tax assets	932	704

Net deferred tax liability	$(6,661)	$(6,425)

Noncurrent deferred income tax liability	$(6,975)	$(6,731)
Current deferred income tax asset	314	306

Net deferred tax liability	$(6,661)	$(6,425)

All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation are closed through 1994 and the business combination date of September 1995, respectively. BNSF is currently under Internal Revenue Service examination for years 1995 through 1999. In addition, BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Management believes that adequate provision has been made for any adjustment that might be assessed for open years through 2002.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Accounts Receivable, Net

BNSF Railway transfers most of its accounts receivable to Santa Fe Receivables Corporation (SFRC) a special purpose subsidiary. SFRC transfers an undivided interest in such receivables, with limited exceptions, to a master trust, and causes the trust to issue an undivided interest in the receivables to investors (the A/R sales program). The undivided interests in the master trust may be in the form of certificates or purchased interests.

In 2001, SFRC increased capacity to sell undivided interests to investors under the A/R sales program by $100 million to $700 million. Outstanding undivided interests held by investors under the A/R sales program were $594 million, net of $8 million of excess cash held in the trust, and $625 million at December 31, 2002 and 2001, respectively. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $771 million and $844 million of receivables transferred by SFRC to the master trust at December 31, 2002 and 2001, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $177 million and $219 million at December 31, 2002 and 2001, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivables transferred by SFRC to the master trust less $594 million and $625 million, in 2002 and 2001, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $9.5 billion in 2002 and $9.8 billion in 2001. No servicing asset or liability has been recorded since the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in Other expense, net and were $12 million and $30 million in 2002 and 2001, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 2.0 percent in 2002 and 4.8 percent in 2001. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. BNSF Railway has historically experienced very low levels of default or dilution. If dilution or delinquency percentages were to increase one percentage point, the value of BNSF Railway’s retained interest would increase by approximately $8 million.

Receivables funded under the A/R sales program may not include amounts over ninety days past due or concentrations over certain limits with any one customer. At December 31, 2002 and 2001, $77 million and $72 million, respectively, of accounts receivable were greater than ninety days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At December 31, 2002 and 2001, $82 million and $65 million, respectively, of such allowances had been recorded. During the year ended December 31, 2002, 2001 and 2000, $7 million, $8 million and $4 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At December 31, 2002, BNSF Railway was in compliance with these provisions.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Property and Equipment, Net

Property and equipment, net (in millions), and the weighted average annual depreciation rate (%) were as follows:

	December 31,
	2002	2001	2002 Depreciation Rate
Land	$1,495	$1,430	—%
Track structure	13,024	12,455	4.0
Other roadway	9,733	9,426	2.5
Locomotives	2,721	2,759	5.6
Freight cars and other equipment	1,678	1,719	4.8
Computer hardware and software	254	266	16.9

Total cost	28,905	28,055
Less accumulated depreciation and amortization	(4,883)	(4,945)

Property and equipment, net	$24,022	$23,110

The Consolidated Balance Sheets at December 31, 2002 and 2001, included $972 million, net of $249 million of amortization, and $949 million, net of $253 million of amortization, respectively, for property and equipment under capital leases, primarily for locomotives.

8.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31,
	2002	2001
Compensation and benefits payable	$410	$354
Casualty and environmental liabilities	248	237
Tax liabilities	175	180
Rents and leases	150	166
Accounts payable	177	160
Contract allowances	124	127
Accrued interest	118	118
Employee merger and separation costs	40	58
Other	476	473

Total	$1,918	$1,873

9.    Debt

Debt outstanding was as follows (in millions):

	December 31,
	2002	2001
Notes and debentures, weighted average rate of 6.4 percent, due 2003 to 2097	$4,719	$4,500
Equipment obligations, weighted average rate of 7.2 percent, due 2003 to 2016	611	677
Capitalized lease obligations, weighted average rate of 6.5 percent, due 2003 to 2023	646	672
Mortgage bonds, weighted average rate of 7.9 percent, due 2003 to 2047	422	425
Financing obligations, weighted average rate of 7.0 percent, due 2012 to 2022	138	—
Commercial paper, 2.0 percent, variable	320	416
Unamortized discount and other, net	(42)	(39)

Total	6,814	6,651
Less current portion of long-term debt	(173)	(288)

Long-term debt	$6,641	$6,363

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes and debentures include fair value adjustments for hedges of $77 million and $2 million at December 31, 2002 and 2001, respectively.

Certain BNSF Railway properties and other assets are subject to liens securing $422 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and capital leases.

Aggregate long-term debt scheduled maturities for 2003 through 2007 are $173 million, $253 million, $787 million (including commercial paper of $320 million), $433 million and $464 million, respectively. Maturities in 2003 exclude $175 million of 6.53 percent notes due 2037, which may be redeemed in 2003 at the option of the holder.

The carrying amounts of BNSF’s long-term debt and commercial paper at December 31, 2002 and 2001, were $6,814 million and $6,651 million, respectively, while the estimated fair values at December 31, 2002 and 2001, were $7,371 million and $6,871 million, respectively. The fair value of BNSF’s long-term debt is primarily based on quoted market prices for the same or similar issues or on the current rates that would be offered to BNSF for debt of the same remaining maturities. The carrying amount of commercial paper approximates fair value because of its short maturity.

Mortgage Bonds

2003

In January, the Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

Notes and Debentures

2002

BNSF issued $300 million of 5.90 percent notes due July 1, 2012. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

The Company increased the amount of debt securities available under its shelf registration, enabling it to issue new debt securities in one or more series at an aggregate offering price not to exceed $1 billion. At December 31, 2002, the entire $1 billion was still available for future debt issuances.

BNSF entered into fixed-to-floating rate swaps on a notional amount of $400 million in which it pays an average floating rate that fluctuates quarterly based on LIBOR. Including these swaps, BNSF’s total fixed-to-floating position is $900 million. The average floating rate that BNSF pays on the $900 million of swaps as of December 31, 2002, is 3.50 percent and the average fixed rate BNSF receives is 7.07 percent. These swaps expire between 2004 and 2009.

2001

BNSF entered into five separate interest rate swaps to convert $500 million of fixed-rate debt to floating-rate debt.

BNSF issued $400 million of 6.75 percent notes due July 15, 2011. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

Remarketable 33-year bonds totaling $100 million issued in 1998 were called by the holder of the call option. BNSF subsequently purchased the option from the holder and retired the bonds and, as a result, incurred an expense of $9 million. Additionally, BNSF issued a $12 million, 5.96 percent note due April 2004.

Commercial Paper

BNSF issues commercial paper from time to time that is supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $1.5 billion. In June 2002, the Company reduced its $1 billion short-term facility to $750 million and extended its expiration date to June 2003. The Company has the ability to have any amounts then outstanding mature as late as June 2004. The remaining $750 million commitments of the lenders under the long-term facility are scheduled to expire in June 2005. Annual facility fees are currently 0.100 percent and 0.125 percent for the short-term and long-term facilities, respectively. Both rates are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings,

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The Company classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities.

The maturity value of commercial paper outstanding as of December 31, 2002 was $483 million, reducing the total capacity available under the revolving credit agreements to approximately $1,017 million. Included in the $483 million maturity value of commercial paper is $162 million issued to a consolidated subsidiary of BNSF that is eliminated upon consolidation. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements. At December 31, 2002, the Company was in compliance.

2001

BNSF entered into four separate interest rate swaps to fix the LIBOR component of $100 million of commercial paper. These swaps will expire in 2003. The average fixed rate that BNSF pays on the $100 million of swaps as of December 31, 2002, is 3.14 percent and the average floating rate BNSF receives is 1.43 percent.

BNSF entered into an interest rate swap to fix the LIBOR component of $100 million of commercial paper. This swap expired in 2002.

Financing Obligations

2002

The Company financed the construction of an intermodal facility by a third party and entered into an agreement to lease the intermodal facility for 20 years. This lease transaction is accounted for as a financing and has a purchase option. The Company recorded an asset in Property and equipment, net and a liability in Long-term debt and commercial paper of $138 million which represents the fair market value at lease inception.

Guarantees

Debt guaranteed by the Company is as follows:

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount (a)	Remaining Term (in years)
Counterparty
Kinder Morgan Energy Partners LP	0.5%	$190	$190	$—	Termination of Ownership
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$70	$118	$118	16
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$24	$—	20
Westside Intermodal Transportation Corporation	0.0%	$45	$78	$—	20
San Jacinto Partnership	49.0%	$—	$—	$—	N/A
All other	0.0%	$19	$23	$7	Various

(a)	– Reflects the maximum amount the Company could recover from a third party other than the counterparty.

Kinder Morgan Energy Partners LP

Santa Fe Pacific Pipelines, Inc. (SFPP), an indirect, wholly-owned subsidiary of BNSF, has a guarantee in connection with its remaining special limited partnership interest in SFPP, L.P. All obligations with respect to the guarantee will cease upon termination of ownership rights which would occur upon a put notice issued by BNSF or the exercise of the call rights by the general partners of SFPP, L.P.

Kansas City Terminal Intermodal Transportation Corporation

        BNSF Railway and another major railroad jointly and severally guarantee $70 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF has a 25 percent ownership in KCTRC and accounts for its interest using the equity method of accounting.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Unified Government of Wyandotte County/Kansas City, Kansas and Westside Intermodal Transportation Corporation

Proceeds of guaranteed debt are being used to finance construction of a bridge that will connect BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge will be operated by KCTRC.

San Jacinto Partnership

BNSF Railway has agreed to guarantee approximately $85 million of debt, none of which was issued as of December 31, 2002. The proceeds from the debt are to be used to construct and operate a 13-mile railroad which will service several chemical and plastics manufacturing facilities in the Houston, Texas area. In addition, BNSF has advanced the San Jacinto Partnership $16 million in interim construction financing which is expected to be repaid in 2003 when the debt is expected to be issued.

All other

BNSF Railway guarantees $19 million of other debt and leases including the guarantee of the residual value of certain leased assets totaling approximately $6 million. BNSF holds a performance bond and has the option to sub-lease property to recover up to $7 million of the $19 million of guarantees. These guarantees expire between 2006 and 2014.

Other than the performance bond discussed above, there is no collateral held by a third party which BNSF could obtain and liquidate to recover any amounts paid under the above guarantees.

Other than amounts recorded for capitalized leases, none of the guarantees above are recorded in the Consolidated Financial Statements of the Company. BNSF does not expect performance under these guarantees to have a material effect on the Company in the foreseeable future.

10.    Commitments and Contingencies

Lease Commitments

BNSF has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments (which reflect leases having non-cancelable lease terms in excess of one year) as of December 31, 2002, are summarized as follows (in millions):

	December 31,
	Capital Leases	Operating Leases
2003	$109	$425
2004	109	428
2005	109	398
2006	108	367
2007	96	334
Thereafter	272	3,585

Total	803	$5,537

Less amount representing interest	157

Present value of minimum lease payments	$646

Lease rental expense for all operating leases was $448 million, $443 million and $428 million for the years ended December 31, 2002, 2001 and 2000, respectively. Contingent rentals and sublease rentals were not significant.

Other Commitments

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company formed a consolidated wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), in the second quarter of 2002. BNSF IC provides insurance coverage for certain punitive damage risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. At December 31, 2002, BNSF IC had invested in commercial paper issued by BNSF and third party time deposits and money market accounts. The Company’s accounting policies related to personal injury, as disclosed in Note 2 to the Consolidated Financial Statements, did not change as a result of the formation of this subsidiary.

The Company recognized personal injury expenses of approximately $228 million, $195 million and $168 million in 2002, 2001 and 2000, respectively. BNSF made payments for personal injuries of approximately $190 million, $173 million and $178 million in 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, the Company had recorded liabilities of $496 million and $458 million, respectively, related to both asserted and unasserted personal injury claims. Of these amounts, $197 million and $184 million, respectively, are included in current liabilities. BNSF’s liabilities for both asserted and unasserted personal injury claims are undiscounted.

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

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental cleanup costs are initially recorded when BNSF’s liability for environmental cleanup is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup, and historical trend analyses.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 415 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expenses of approximately $43 million, $51 million and $40 million during 2002, 2001 and 2000, respectively. BNSF paid approximately $49 million, $72 million and $49 million during 2002, 2001 and 2000, respectively, for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF has recorded liabilities for remediation and restoration of all known sites of $196 million at December 31, 2002, compared with $202 million at December 31, 2001. Of these amounts, $51 million and $53 million, respectively, are included in current liabilities. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2002, will be paid over the next five years and no individual site is considered to be material.

Liabilities recorded for environmental costs represent BNSF’s best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability. Although recorded liabilities include BNSF’s best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes it is unlikely any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF’s results of operations, financial position or liquidity.

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

11.    Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

	2002	2001	2000
Beginning balance at January 1,	$274	$310	$356
Accruals	1	30	22
Payments	(55)	(55)	(58)
Other	(10)	(11)	(10)

Ending balance at December 31,	$210	$274	$310

Employee merger and separation liabilities of $210 million and $274 million are included in the Consolidated Balance Sheets at December 31, 2002 and 2001, respectively, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and other in the Consolidated Income Statements. At December 31, 2002, $40 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid in 2003.

During the fourth quarter of 2001, the Company recorded a $66 million charge for workforce reduction related costs which resulted in $30 million being recorded in Employee merger and separation costs.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $163 million and $170 million at December 31, 2002 and 2001, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. In 2001, the Company recorded a $5 million reversal of certain deferred benefits payable to reflect a change in estimates.

In the second quarter of 2000, the Company incurred $3 million of costs for severance, medical and other benefit costs for approximately 50 trainmen on reserve boards. All remaining payments were made in 2002.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $25 million and $69 million at December 31, 2002 and 2001, respectively, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999.

In the fourth quarter of 2001, the Company recorded a charge of $9 million of costs related to the reduction of approximately 40 material handlers and other clerical positions. In the second quarter of 2000, the Company recorded a charge of $17 million for severance, medical and other benefit costs related to approximately 140 material handlers in mechanical shops.

In 2002, 2001 and 2000, the Company recorded $10 million, $6 million and $10 million, respectively, of reversals for certain liabilities associated with the consolidation of clerical functions. These reversals primarily reflect accrued payments related to workforce reductions for positions under collective bargaining agreements where the Company was able to place affected individuals in alternate positions. The remaining liability balance at December 31, 2002, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction, the second quarter 1999 reorganization, and the Merger were $22 million and $35 million at December 31, 2002 and 2001, respectively. These costs will be paid over the next several years based on deferral elections made by the employees.

During the fourth quarter of 2001, the Company reduced 400 positions through severance, normal attrition and the elimination of contractors. The Company recorded $21 million of expenses for severance, medical and other benefits associated with the costs of terminating 360 employees and approximately $31 million for benefits to be received under the Company’s retirement and medical plans. During the fourth quarter of 2002, the Company recorded a charge of $1 million related to this program as a result of higher costs than originally estimated. Substantially all of these planned reductions were completed at December 31, 2001.

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

Weighted average stock options totaling 26.3 million, 18.6 million and 31.9 million for 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share, because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

13.    Retirement Plans and Other Post-employment Benefit Plans

BNSF sponsors a funded, noncontributory qualified BNSF Retirement Plan, which covers substantially all non-union employees and an unfunded, nonqualified BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under these BNSF plans are based on years of credited service and the highest five-year average compensation levels. BNSF’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes with respect to the funded plan.

Certain salaried employees of BNSF that have met certain age and years of service requirements are eligible for medical benefits and life insurance coverage during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of pocket limitations. The basic life insurance plan is noncontributory and covers retirees only. Optional life insurance coverage is available for some retirees; however, the retiree is responsible for the full cost. BNSF’s policy is to fund benefits payable under the medical and life insurance plans as they come due. Employees

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning salaried employment with BNSF subsequent to September 22, 1995, are not eligible for medical benefits during retirement.

Components of the net (benefit) cost for these plans were as follows (in millions):

	Year Ended December 31,
	Pension Benefits			Medical and Life Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$15	$13	$13	$6	$4	$4
Interest cost	100	102	100	21	18	18
Expected return on plan assets	(127)	(136)	(129)	—	—	—
Curtailments/settlements	—	10	—	—	3	—
Special termination benefits	2	18	—	—	—	—
Actuarial loss	1	1	—	3	—	—
Net amortization and deferred amounts	2	2	3	—	—	1

Net (benefit) cost	$(7)	$10	$(13)	$30	$25	$23

The following tables show the change in benefit obligation and plan assets of the plans based on a September 30 measurement date (in millions):

	Pension Benefits		Medical and Life Benefits
	2002	2001	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of period	$1,507	$1,419	$314	$247
Service cost	15	13	6	4
Interest cost	100	102	21	18
Plan participants’ contributions	—	—	5	4
Amendments	2	—	(12)	—
Actuarial loss	117	68	54	61
Curtailments/settlements	(13)	8	—	3
Special termination benefits	2	18	—	—
Benefits paid	(119)	(121)	(25)	(23)

Benefit obligation at end of period	$1,611	$1,507	$363	$314

	Pension Benefits		Medical and Life Benefits
	2002	2001	2002	2001
Change in Plan Assets
Fair value of plan assets at beginning of period	$1,345	$1,577	$—	$—
Actual return on plan assets	(67)	(115)	—	—
Settlements	(13)	—	—	—
Employer contribution	5	4	20	19
Plan participants’ contributions	—	—	5	4
Benefits paid	(119)	(121)	(25)	(23)

Fair value of plan assets at end of period	$1,151	$1,345	$—	$—

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the reconciliation of the funded status of the plans with amounts recorded in the Consolidated Balance Sheets (in millions):

	December 31,
	Pension Benefits		Medical and Life Benefits
	2002	2001	2002	2001
Funded status	$(460)	$(162)	$(363)	$(314)
Unrecognized net loss	479	169	111	60
Unrecognized prior service cost	(3)	(6)	(12)	(1)
Unamortized net transition obligation	—	3	—	—

Net amount recognized	$16	$4	$(264)	$(255)

	December 31,
	Pension Benefits		Medical and Life Benefits
	2002	2001	2002	2001
Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$—	$42	$—	$—
Accrued benefit liability	(352)	(50)	(264)	(255)
Accumulated other comprehensive loss	368	12	—	—

Net amount recognized	$16	$4	$(264)	$(255)

The assumptions used in accounting for the BNSF plans were as follows:

	Pension Benefits		Medical and Life Benefits
	2002	2001	2002	2001
Assumptions
Discount rate	6.5%	7.0%	6.5%	7.0%
Rate of increase in compensation levels	3.9%	4.0%	—	—
Expected return on plan assets	8.5%	9.5%	—	—

For purposes of the medical and life benefits calculations for 2002, the assumed health care cost trend rate for both managed care and non-managed care medical costs is 11 percent and is assumed to decrease one percent for each future year until the ultimate rate of five percent is reached in 2009 and remain constant thereafter. Increasing the assumed health care cost trend rates by one percentage point would increase the accumulated post-retirement benefit obligation by $36 million and the combined service and interest components of net post-retirement benefit cost recognized in 2002 by $3 million. Decreasing the assumed health care cost trend rates by one percentage point would decrease the accumulated post-retirement benefit obligation by $30 million and the combined service and interest components of net post-retirement benefit cost recognized in 2002 by $3 million.

Defined Contribution Plans

        BNSF sponsors 401(k) plans which cover substantially all employees. BNSF matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Depending on BNSF’s performance, non-union employees can receive an additional matching contribution of up to 30 percent of the first six percent at the end of the year. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. BNSF’s 401(k) matching expense was $15 million, $14 million and $16 million in 2002, 2001 and 2000, respectively.

Other

Under collective bargaining agreements, BNSF participates in multi-employer benefit plans which provide certain post-retirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retirees, which are generally expensed as incurred, were $20 million, $18 million and $15 million, in 2002, 2001 and 2000, respectively.

14.    Stock Options and Other Incentive Plans

On April 15, 1999, BNSF shareholders approved the BNSF 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001 and April 17, 2002, BNSF shareholders approved the amended BNSF 1999 Stock Incentive Plan, which authorized additional awards not to exceed 29 million and 35 million shares, respectively of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately six million common shares were available for future grant at December 31, 2002.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee director’s stock plan and authorized 900 thousand shares of BNSF common stock to be issued in connection with this plan. Approximately 600 thousand common shares were available for future grant at December 31, 2002.

Stock Options

Under BNSF’s stock option plans, options may be granted to officers and salaried employees at the fair market value of the Company’s common stock on the date of grant. Prior to April 2001, all options generally vested in one year and expired within ten years after the date of grant. Stock option grants awarded in April 2002 and 2001 vest ratably over three years and expire within ten years after the date of grant. Shares issued upon exercise of options may be issued from treasury shares or from authorized but unissued shares.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. See Note 2 to the Consolidated Financial Statements for the Company’s pro forma net income and earnings per share determined based on the fair value at grant dates consistent with SFAS No. 123, Accounting for Stock Based Compensation.

A summary of the status of the stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years then ended, is presented below (options in thousands):

	Year Ended December 31,
	2002		2001		2000
	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices
Balance at beginning of year	39,839	$28.02	38,423	$27.22	29,808	$27.37
Granted	2,867	$27.76	7,424	$29.02	11,521	$25.56
Exercised	(2,338)	$21.58	(5,282)	$23.31	(1,255)	$12.73
Cancelled	(1,045)	$30.57	(726)	$30.29	(1,651)	$29.95

Balance at end of year	39,323	$28.31	39,839	$28.02	38,423	$27.22

Options exercisable at year end	32,068	$28.30	32,893	$27.80	26,729	$27.90

The following table summarizes information regarding stock options outstanding at December 31, 2002 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$ 4.23 to $24.83	4,096	3.1 Years	$20.90	3,849	$20.70
$25.66 to $28.73	10,049	7.4 Years	$26.22	7,511	$25.77
$28.76 to $30.98	17,321	6.0 Years	$29.17	12,851	$29.22
$31.00 to $36.73	7,857	5.9 Years	$32.95	7,857	$32.95

$ 4.23 to $36.73	39,323	6.0 Years	$28.31	32,068	$28.30

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Incentive Plans

BNSF has other long-term incentive programs in addition to stock options.

BNSF awarded a total of approximately 1.2 million shares of restricted stock subject to performance periods to eligible employees and directors during 1996. No cash payment was required by the individuals. The restrictions lapsed in thirds over three years beginning on the third anniversary of the grant date if certain stock price-based performance goals were met. If, however, the performance goals were not met, the restricted shares were forfeited. Approximately 577 thousand restricted shares related to this award were forfeited in 2002 and none remained outstanding as of December 31, 2002.

On January 1, 2001, approximately 625 thousand restricted shares were granted to salaried employees for retention which vest at the end of 3 years. As of December 31, 2002, 587 thousand restricted shares related to these awards were outstanding.

On April 25, 2002, approximately 963 thousand of time-based and 340 thousand of performance-based restricted shares were granted. The time-based restricted stock will fully vest at the end of three years, contingent on continued salaried employment. The vesting of the performance-based restricted stock at the end of three years is dependent on Company performance and contingent on continued salaried employment. As of December 31, 2002, 931 thousand of time-based and 336 thousand of performance based restricted shares related to these awards were outstanding.

Additionally, the Company periodically issues other time-vested restricted shares, which generally vest ratably over three to five years. Restricted stock awards under these plans, net of forfeitures, were approximately 36 thousand and 100 thousand for the years ended December 2002 and 2001, respectively. A total of 380 thousand restricted shares related to these awards were outstanding on December 31, 2002.

Under the BNSF 1999 and 1996 Stock Incentive Plans certain eligible employees may defer through the BNSF Incentive Bonus Stock Program (IBSP) the cash payment of their bonus paid under the Incentive Compensation Plan (ICP) and receive restricted stock for which restrictions lapse in three years (or in two years if certain performance goals are met). The number of restricted shares are based on the amount of bonus deferred, plus incremental shares, using the market price of BNSF common stock on the date of grant. Restricted awards granted under this program totaled approximately 176 thousand, 162 thousand and 350 thousand shares in 2002, 2001 and 2000, respectively. A total of approximately 893 thousand shares were outstanding under this and prior programs of this type on December 31, 2002.

In addition, all regularly assigned salaried employees not eligible to participate in the IBSP are eligible to participate in the BNSF Discounted Stock Purchase Program. This program allows employees to use their bonus earned under the ICP to purchase BNSF common stock at a discount from the market price and requires that the stock be restricted for a three-year period. During the years ended December 31, 2002, 2001 and 2000, approximately 12 thousand, 7 thousand and 45 thousand shares, respectively, were purchased under this program. As of December 31, 2002, 64 thousand restricted shares related to these awards were outstanding.

Shares awarded under the plans may not be sold or used as collateral, and are generally not transferable, by the holder until the shares awarded become free of restrictions. Compensation expense, net of tax, recorded under the BNSF Stock Incentive Plans in accordance with APB Opinion 25 was $10 million, $8 million and $0 million for the years ended 2002, 2001 and 2000, respectively.

15.    Common Stock and Preferred Capital Stock

Common Stock

BNSF is authorized to issue 600 million shares of common stock, $0.01 par value. At December 31, 2002, there were 375.8 million shares of common stock outstanding. Each holder of common stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of stockholders. Subject to the rights and preferences of any future issuances of preferred stock, each share of common stock is entitled to receive dividends as may be declared by the Board of Directors (the Board) out of funds legally available and to share ratably in all assets available for distribution to stockholders upon dissolution or liquidation. No holder of common stock has any preemptive right to subscribe for any securities of BNSF.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Capital Stock

At December 31, 2002, BNSF had 50 million shares of Class A Preferred Stock, $0.01 par value and 25 million shares of Preferred Stock, $0.01 par value available for issuance. The Board has the authority to issue such stock in one or more series, to fix the number of shares and to fix the designations and the powers, rights, and qualifications and restrictions of each series.

Share Repurchase Program

In July 1997, the Board authorized the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. In December 1999, April 2000, September 2000 and January 2003, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date to the total shares previously authorized bringing BNSF’s share repurchase program to 150 million shares. During 2002, 2001 and 2000, the Company repurchased approximately 13 million, 11 million, and 65 million shares, respectively, of its common stock at average prices of $27.85 per share, $27.76 per share, and $23.16 per share, respectively. Total repurchases through December 31, 2002, were 116 million shares at a total average cost of $25.97 per share, leaving 34 million shares available for repurchase out of the 150 million shares presently authorized.

16.    Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, which will affect the Company’s accounting for track structure removal costs. While the standard will have no effect on the Company’s liquidity, it will result in a cumulative effect adjustment in the first quarter of 2003 which the Company is currently quantifying along with the ongoing impact it will have on results of operations. The Company does not believe the standard will have a material adverse effect on the Company’s financial position.

The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which generally required that all gains and losses from extinguishment of debt be aggregated, and classified as an extraordinary item. The Company early adopted SFAS No. 145 in the fourth quarter of 2002 and, as a result, reclassified an extraordinary charge of $9 million ($6 million net of tax) in 2001.

The FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which is effective immediately to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. The Company has not yet determined the impact of FIN 46. The Company’s accounts receivable sales program will be unaffected by this new pronouncement.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Financial Data—Unaudited

	Fourth	Third	Second	First
	(Dollars in millions, except per share data)
2002
Revenues	$2,301	$2,308	$2,207	$2,163
Operating income	$436	$419	$421	$380
Net income	$202	$192	$194	$172
Basic earnings per share	$0.54	$0.51	$0.51	$0.45
Diluted earnings per share	$0.54	$0.51	$0.51	$0.45
Dividends declared per share	$0.12	$0.12	$0.12	$0.12
Common stock price:
High	$27.07	$30.48	$30.44	$31.48
Low	$24.13	$23.74	$27.54	$26.85

2001	(a)	(b)		(c)
Revenues	$2,301	$2,343	$2,271	$2,293
Operating income	$401	$500	$429	$420
Net income	$177	$225	$195	$134
Basic earnings per share	$0.46	$0.58	$0.50	$0.34
Diluted earnings per share	$0.46	$0.58	$0.50	$0.34
Dividends declared per share	$0.12	$0.12	$0.12	$0.12
Common stock price:
High	$29.96	$31.66	$34.00	$31.18
Low	$25.01	$22.40	$27.81	$26.26

(a)	Includes a $66 million charge for work force reduction related costs.
(b)	Includes $32 million related to an automotive revenue contract settlement gain partially offset by an $11 million loss on non-rail investments.
(c)	Includes a $64 million loss on non-rail investments.

Certain amounts in the table above have been reclassified to conform to the current presentation which is different than previously reported on Form 10-Q due to the reclassification of gains on property dispositions and certain other costs from Other expense, net to Operating expenses.

Net adjustments to previously reported 2002 quarterly Operating income include increases (decreases) of ($2) million, $16 million and $12 million for the third, second and first quarters, respectively. Adjustments to previously reported 2001 quarterly Operating income include increases (decreases) of ($5) million, ($2) million, $1 million and $1 million for the fourth, third, second and first quarters, respectively.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Information concerning the directors of BNSF will be provided under the heading “NOMINEES FOR DIRECTORS” in BNSF’s proxy statement for its 2003 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information concerning the executive officers of BNSF is included in Part I of this Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in BNSF’s proxy statement for its 2003 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Item 11.     Executive Compensation

Information concerning the compensation of directors and executive officers of BNSF will be provided under the heading “Directors’ Compensation” and under the headings “Summary Compensation Table,” “Stock Option Grants in 2002,” “Aggregated 2002 Stock Option Exercises and Year-End Option Values,” “Pension Plans,” “Employment Contracts and Other Arrangements,” and “Trust Agreements,” in BNSF’s proxy statement for its 2003 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the ownership of BNSF equity securities by certain beneficial owners and by management will be provided under the headings “Certain Beneficial Owners” and “Ownership of Management” in BNSF’s proxy statement for its 2003 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

Certain information about BNSF’s equity compensation plans required is set forth in the table below (number of securities in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance
Equity compensation plans approved by security holders	39,323	$28.31	6,738
Equity compensation plans not approved by security holders	—	—	5	(a)

Total	39,323	$28.31	6,743

(a)	Approximately 5 thousand shares remain available for future issuance under The Burlington Northern and Santa Fe Railway Company Achievement Award Program.

Equity compensation plans not submitted for approval by shareholders. Effective April 20, 2000, the Board of Directors of Burlington Northern Santa Fe Corporation adopted The Burlington Northern Santa Fe Achievement Award Program (the Program), pursuant to which awards of Company common stock may be made from time to time to select non-officer employees of The Burlington Northern and Santa Fe Railway Company. Shares are awarded under the Program to individuals who have through individual efforts demonstrated achievement beyond their normal job responsibilities or have engaged in extraordinary action on behalf of the Company. The total number of shares to be awarded under the Program may not exceed 10,000 shares.

Item 13.     Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will be provided under the heading “Certain Relationships” of BNSF’s proxy statement for its 2003 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Item 14.     Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this annual report on Form 10-K, BNSF’s principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in its filings under the Securities Exchange Act of 1934 is processed, recorded, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect its internal controls, since the date of their most recent evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    The following documents are filed as part of this report:

1.	Consolidated Financial Statements—See Item 8
2.	Consolidated Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts—See page F-1

Schedules other than those listed above are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.

3.	Exhibits:

See Index to Exhibits beginning on page E-1 for a description of the exhibits filed as a part of this Report on Form 10-K.

(b)	Reports on Form 8-K

Registrant filed a report on Form 8-K on October 2, 2002, reporting under Item 9 a press release regarding the rate of return on pension assets and providing other guidance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Santa Fe Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON NORTHERN SANTA FE CORPORATION

By:	/s/ Matthew K. Rose
Matthew K. Rose Chairman, President and Chief Executive Officer

Dated: February 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe Corporation and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose Matthew K. Rose	Chairman, President and Chief Executive Officer (Principal Executive Officer), and Director

/s/ Thomas N. Hund Thomas N. Hund	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Dennis R. Johnson Dennis R. Johnson	Vice President and Controller (Principal Accounting Officer)

/s/ Alan L. Boeckmann* Alan L. Boeckmann	Director

/s/ John J. Burns,Jr.* John J. Burns, Jr.	Director

/s/ Bill M. Lindig* Bill M. Lindig	Director

/s/ Vilma S. Martinez* Vilma S. Martinez	Director

/s/ Marc F. Racicot* Marc F. Racicot	Director

Signature	Title

/s/ Roy S. Roberts* Roy S. Roberts	Director

/s/ Marc J. Shapiro * Marc J. Shapiro	Director

/s/ J.C. Watts, Jr.* J.C. Watts, Jr.	Director

/s/ Robert H. West * Robert H. West	Director

/s/ J. Steven Whisler * J. Steven Whisler	Director

/s/ Edward E. Whitacre Jr.* Edward E. Whitacre Jr	Director

/s/ Michael B. Yanney * Michael B. Yanney	Director

Dated: February 14, 2003	*By:	/s/ Jeffrey R. Moreland
Jeffrey R. Moreland Executive Vice President Law & Government Affairs and Secretary

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew K. Rose, certify that:

1.	I have reviewed this annual report on Form 10-K of Burlington Northern Santa Fe Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ MATTHEW K. ROSE

Matthew K. Rose Chairman, President and Chief Executive Officer

I, Thomas N. Hund, certify that:

1.	I have reviewed this annual report on Form 10-K of Burlington Northern Santa Fe Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ THOMAS N. HUND

Thomas N. Hund Executive Vice President and Chief Financial Officer

SCHEDULE II

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

(in millions)

Description	Balance at Beginning of Period	Additions Charged to Income	Deductions	Balance at End of Period
			(a)	(b)
December 31, 2002 Personal injury and environmental liabilities	$660	$271	$239	$692

December 31, 2001 Personal injury and environmental liabilities	$659	$246	$245	$660

December 31, 2000 Personal injury and environmental liabilities	$678	$208	$227	$659

(a)	Represents cash payments, net of recoveries
(b)	Classified in the Consolidated Balance Sheets as follows:

	2002	2001	2000
Accounts payable and other current liabilities	$248	$237	$229
Casualty and environmental liabilities	444	423	430

	$692	$660	$659

F-1

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Exhibit Number		Description

3.1

Amended and Restated Certificate of Incorporation of BNSF (amended as of April 21, 1998). Incorporated by reference to Exhibit 3.1 to BNSF’s Report on Form 10-Q for the quarter ended June 30, 1998. Certificate of Elimination of the Designation of the 6-1/4% Cumulative, Convertible Preferred Stock, Series A, $0.02 Par Value. Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series B, $0.01 Par Value. Incorporated by reference to Exhibit 4.1 of BNSF’s Form 8-A 12B filed December 23, 1999. Certificate of Increase in the Number of Authorized Shares of Junior Participating Preferred Stock, Series B, $0.01 Par Value. Incorporated by reference to Exhibit 3.1 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

3.2		By-Laws of BNSF as amended September 20, 2001. Incorporated by reference to Exhibit 3.1 of BNSF’s Form 10-Q for the period ended September 30, 2001.

4.1

Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee. Incorporated by reference to Exhibit 4 to BNSF’s Registration Statement on Form S-3 (No. 333-72013).

4.2		Form of BNSF’s 6 1/8% Notes Due 2009. Incorporated by reference to Exhibit 4.2 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998.

4.3		Form of BNSF’s 6 3/4% Debentures Due 2029. Incorporated by reference to Exhibit 4.3 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998.

4.4		Form of BNSF’s 6.70% Debenture Due August 1, 2028. Incorporated by reference to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998.

4.5		Form of BNSF’s 7.875% Note Due April 15, 2007. Incorporated by reference to Exhibit 4.5 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2000.

4.6		Form of BNSF’s 8.125% Debenture Due April 15, 2020. Incorporated by reference to Exhibit 4.6 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2000.

4.7		Form of BNSF’s 7.95% Debenture Due August 15, 2030. Incorporated by reference to Exhibit 4.7 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2000.

4.8		Form of BNSF’s 6.75% Note due July 15, 2011. Incorporated by reference to Exhibit 4.1 to BNSF’s Report on Form 10-Q for the quarter ended June 30, 2001.

4.9		Form of BNSF’s 5.90% Note Due July 1, 2012. Incorporated by reference to Exhibit 4.1 to BNSF’s Report on Form 10-Q for the quarter ended June 30, 2002.

4.1	0

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

10.1	*

Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan as amended January 18, 2001. Incorporated by reference to Exhibit 10.1 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

10.2	*

The Burlington Northern and Santa Fe Railway Company Incentive Compensation Plan as amended effective January 1, 2000. Incorporated by reference to Exhibit 10.2 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit Number		Description

10.3	*

Burlington Northern Santa Fe Corporation Deferred Compensation Plan, as amended and restated effective September 16, 1998. Incorporated by reference to Exhibit 10.1 to BNSF’s Report on Form 10-Q for the quarter ended September 30, 1998 (formerly, Burlington Northern Inc. Deferred Compensation Plan).

10.4	*

Burlington Northern Inc. Senior Executive Survivor Benefit Plan as of April 1, 1986. Incorporated by reference to Amendment No. 1 to BNI’s Report on Form 10-K for the fiscal year ended December 31, 1987.

10.5	*

Burlington Northern Santa Fe Corporation Senior Management Stock Deferral Plan. Incorporated by reference to Exhibit 10.37 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1999. Amendment of the Burlington Northern Santa Fe Corporation Senior Management Stock Deferral Plan dated November 19, 2001 is incorporated by reference to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

10.6	*	Burlington Northern Santa Fe Long Term Incentive Stock Plan. Incorporated by reference to Exhibit 4(c) to BNSF’s Registration Statement on Form S-8 (File No. 33-63247).

10.7	*	Burlington Northern Santa Fe Corporation 1990 Directors Stock Option Plan. Incorporated by reference to BNSF’s Registration Statement on Form S-8 (File No. 33-62825).

10.8	*

Burlington Northern Santa Fe Incentive Bonus Stock Program, as amended and restated January 20, 1999. Incorporated by reference to Exhibit 10.11 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1999.

10.9	*	Burlington Northern Santa Fe Corporation 1992 Stock Option Incentive Plan. Incorporated by reference to BNSF’s Registration Statement on Form S-8 (File No. 33-62839).

10.1	0*

Burlington Northern Santa Fe 1996 Stock Incentive Plan. Incorporated by reference to Appendix B to BNSF’s Proxy Statement dated March 5, 1996. Amendment of Burlington Northern Santa Fe 1996 Stock Incentive Plan dated January 15, 1998 is incorporated by reference to Exhibit 10.13 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1997. Amendment dated December 3, 1998. Incorporated by reference to Exhibit 10.13 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1999.

10.1	1*	Burlington Northern Santa Fe Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.2 to BNSF’s Report on Form 10-Q for the quarter ended September 30, 1996.

10.1	2*

Burlington Northern Santa Fe Estate Enhancement Program, as amended and restated effective October 1, 1996. Incorporated by reference to Exhibit 10.15 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1996. Amendment to Burlington Northern Santa Fe Estate Enhancement Program is incorporated by reference to Exhibit 10.2 to BNSF’s Form 10-Q for the quarter ended June 30, 1999.

10.1	3*

Form of BNSF Change-in-Control Agreement (applicable to Messrs. Ice, Hund, Moreland, Schultz, and two other executive officers). Incorporated by reference to Exhibit 10.17 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1996. Amendment dated December 17, 1998. Incorporated by reference to Exhibit 10.15 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

10.1	4*	Burlington Northern Santa Fe Deferred Compensation Plan for Directors as amended and restated January 16, 2003.

Exhibit Number	Description

10.15*

Burlington Northern Santa Fe Corporation Supplemental Investment and Retirement Plan. Incorporated by reference to Exhibit 10.20 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2000.

10.16*

Burlington Northern Inc. Form of Severance Agreement and amendments through September 18, 1995 (applicable to Mr. Rose). Incorporated by reference to Exhibit 10.21 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995. Amendment to Form of Severance Agreement dated December 3, 1997 is incorporated by reference to Exhibit 10.21 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1997. Amendment dated January 6, 1999 is incorporated by reference to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

10.17*	Burlington Northern Inc. Director’s Charitable Award Program. Incorporated by reference to Exhibit 10.22 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995.

10.18*	Burlington Northern Santa Fe Salary Exchange Option Program. Incorporated by reference to Exhibit 10.23 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1999.

10.19*

Santa Fe Pacific Corporation Supplemental Retirement Plan (Supplemental Plan). Incorporated by reference to Exhibit 10(d) to SFP’s Report on Form 10-K for the fiscal year ended December 31, 1984. Supplemental Plan as amended October 1, 1989, and Amendment to Supplemental Plan dated February 27, 1990, are incorporated by reference to Exhibit 10(d) to SFP’s Report on Form 10-K for the fiscal year ended December 31, 1989. Amendment to Supplemental Plan dated March 22, 1994, and effective January 1, 1994, is incorporated by reference to Exhibit 10.24 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995.

10.20*

The Burlington Northern and Santa Fe Railway Company Severance Plan as amended and restated October 16, 2001. Incorporated by reference to Exhibit 10.22 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

10.21*	Burlington Northern Santa Fe 1999 Stock Incentive Plan as amended effective April 18, 2002. Incorporated by reference to Exhibit 10.1 to BNSF’s Form 10-Q for the quarter ended June 30, 2002.

10.22*	Burlington Northern Santa Fe Directors’ Retirement Plan. Incorporated by reference to Exhibit 10.29 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995.

10.23*

Benefits Protection Trust Agreement dated as of January 22, 1996 by and between BNSF and Bankers Trust Company. Incorporated by reference to Exhibit 10.28 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1996.

10.24*

Amended and Restated Trust Agreement dated as of April 1, 1994 by and between SFP and The Bank of New York. Incorporated by reference to Exhibit 10.30 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995.

10.25*

Trust Agreement dated as of July 26, 1994 by and between SFP and The Bank of New York. Incorporated by reference to Exhibit 10.31 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995.

10.26*

Form of indemnification agreement dated as of September 17, 1998 between BNSF and directors. Incorporated by reference to Exhibit 10.37 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit Number	Description

10.27*

Form of indemnification agreement dated as of September 17, 1998 between BNSF and certain officers. Incorporated by reference to Exhibit 10.38 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998.

10.28*

Amendment to Burlington Northern Santa Fe Supplemental Retirement Plan (Matthew K. Rose) dated April 18, 2002. Incorporated by reference to Exhibit 10.2 to BNSF’s Report on Form 10-Q for the period ended June 30, 2002.

10.29*	Retirement Benefit Agreement dated April 19, 2002 between BNSF and Matthew K. Rose. Incorporated by reference to Exhibit 10.3 to BNSF’s Report on Form 10-Q for the period ended June 30, 2002.

10.30*	Amendment to Burlington Northern Santa Fe Corporation Supplemental Retirement Plan (Charles L. Schultz) dated December 12, 2002.

10.31*	Burlington Northern Santa Fe Corporation Compensation and Development Committee resolution (December 11, 2002) with respect to the vesting and extension of stock awards for Charles L. Schultz.

10.32*	Achievement Award Program of The Burlington Northern and Santa Fe Railway Company dated April 20, 2000.

10.33*

Burlington Northern Santa Fe Corporation Board of Directors resolution (April 18, 2002) with respect to a bonus payable to former Chairman Robert D. Krebs. Incorporated by reference to BNSF’s Form 10-Q for the quarter ended June 30, 2002.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of BNSF.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

99.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

*	Management contract or compensatory plan or arrangement.

E-4