Form 10-Q
period 2003-03-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2003-05-01
CIK 934612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ✓ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 21, 2003
Common stock, $.01 par value	372,650,439 shares

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues	$2,232	$2,163

Operating expenses:
Compensation and benefits	715	714
Purchased services	299	275
Depreciation and amortization	226	230
Equipment rents	169	175
Fuel	274	184
Materials and other	203	205

Total operating expenses	1,886	1,783

Operating income	346	380
Interest expense	106	109
Other expense (income), net	2	(4)

Income before income taxes and cumulative effect of accounting change	238	275
Income tax expense	90	103

Income before cumulative effect of accounting change	148	172
Cumulative effect of accounting change, net of tax	39	—

Net income	$187	$172

Earnings per share:
Basic earnings per share (before cumulative effect of accounting change)	$0.40	$0.45
Basic earnings per share (after cumulative effect of accounting change)	$0.50	$0.45
Diluted earnings per share (before cumulative effect of accounting change)	$0.40	$0.45
Diluted earnings per share (after cumulative effect of accounting change)	$0.50	$0.45

Average shares (in millions):
Basic	371.1	382.5
Dilutive effect of stock awards	2.3	3.0

Diluted	373.4	385.5

Dividends declared per share	$0.12	$0.12

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, shares in thousands)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$65	$28
Accounts receivable, net	138	141
Materials and supplies	246	226
Current portion of deferred income taxes	287	314
Other current assets	100	82

Total current assets	836	791

Property and equipment, net	24,235	24,022
Other assets	966	954

Total assets	$26,037	$25,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$1,822	$1,918
Long-term debt due within one year	145	173

Total current liabilities	1,967	2,091

Long-term debt and commercial paper	6,857	6,641
Deferred income taxes	7,044	6,975
Casualty and environmental liabilities	451	444
Minimum pension liability	368	368
Employee merger and separation costs	162	170
Other liabilities	1,179	1,146

Total liabilities	18,028	17,835

Commitments and contingencies (see Notes 2, 5, and 6)
Stockholders’ equity:
Common stock, $.01 par value, 600,000 shares authorized; 497,091 shares and 496,683 shares issued, respectively	5	5
Additional paid-in capital	5,672	5,664
Retained earnings	5,767	5,625
Treasury stock, at cost, 123,999 shares and 120,905 shares, respectively	(3,193)	(3,114)
Unearned compensation	(37)	(39)
Accumulated other comprehensive loss	(205)	(209)

Total stockholders’ equity	8,009	7,932

Total liabilities and stockholders’ equity	$26,037	$25,767

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net income	$187	$172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226	230
Deferred income taxes	69	68
Employee merger and separation costs paid	(10)	(20)
Cumulative effect of accounting change, net of tax	(39)	—
Other, net	7	(3)
Changes in current assets and liabilities:
Accounts receivable, net	3	17
Materials and supplies	(20)	(8)
Other current assets	(15)	(28)
Accounts payable and other current liabilities	(81)	(72)

Net cash provided by operating activities	327	356

INVESTING ACTIVITIES
Capital expenditures	(340)	(260)
Other, net	(10)	(108)

Net cash used for investing activities	(350)	(368)

FINANCING ACTIVITIES
Net increase in commercial paper and bank borrowings	242	128
Payments on long-term debt	(63)	(32)
Dividends paid	(45)	(46)
Proceeds from stock options exercised	2	27
Purchase of BNSF common stock	(77)	(80)
Other, net	1	—

Net cash provided by (used for) financing activities	60	(3)

Increase (decrease) in cash and cash equivalents	37	(15)
Cash and cash equivalents:
Beginning of period	28	26

End of period	$65	$11

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with the Burlington Northern Santa Fe Corporation Annual Report on Form 10-K for the year ended December 31, 2002, including the financial statements and notes thereto. The Consolidated Financial Statements include the accounts of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries, all of which are separate legal entities (collectively, BNSF or Company). The Company’s principal operating subsidiary is The Burlington Northern and Santa Fe Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated. BNSF was incorporated in Delaware on December 16, 1994.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF’s consolidated financial position as of March 31, 2003 and the results of operations for the three month periods ended March 31, 2003 and 2002 have been included.

Certain comparative prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Cumulative Effect of Accounting Change, Net

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. This statement requires BNSF to recognize a liability for legally obligated asset retirement costs associated with tangible long-lived assets. SFAS No. 143 also disallows the accrual of retirement costs that are not legal obligations. As a result, BNSF and other railroads were required to change their accounting policies for certain track structure assets to exclude removal costs as a component of depreciation expense where the inclusion of such costs would result in accumulated depreciation balances exceeding the historical basis of the assets. This change will result in lower Depreciation and amortization expense primarily offset by higher Compensation and benefits and Purchased services expenses in the period in which removal costs are incurred.

The net cumulative effect of adopting SFAS No. 143 for years prior to 2003 was an increase to Net income of $39 million, net of tax, or $0.10 per share (basic and diluted), which is reflected in the cumulative effect adjustment recorded in the first quarter of 2003. The net effect of adoption of SFAS No. 143 on the first quarter of 2003 is an increase to Income before cumulative effect of accounting change of $4 million, net of tax, or $0.01 per share (basic and diluted). The Company currently anticipates that the adoption of SFAS No. 143 will have an insignificant impact on full year 2003 Income before cumulative effect of accounting change. The Company’s liability for legally obligated asset retirement costs is $4 million at March 31, 2003.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table presents the pro forma net income and earnings per share if SFAS No. 143 would have been applied retroactively:

	Quarter Ended March 31,
	2003	2002
	(in millions)
Net income as reported	$187	$172
Pro forma net income	$148	$170

Earnings per share
Basic—as reported	$0.50	$0.45

Basic—pro forma	$0.40	$0.44

Diluted—as reported	$0.50	$0.45

Diluted—pro forma	$0.40	$0.44

Stock Options

The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock based plans. In accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense has been recognized for its fixed stock option plans as the exercise price equals the stock price on the date of grant. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation.

	Quarter Ended March 31,
	2003	2002
	(in millions)
Net income, as reported	$187	$172
Stock-based employee compensation expense included in reported net income, net of related tax effects	1	1
Total stock based compensation expense determined under fair value method for all awards, net of related tax effects	(6)	(4)

Pro forma net income	$182	$169

Earnings per share:
Basic—as reported	$0.50	$0.45

Basic—pro forma	$0.49	$0.44

Diluted—as reported	$0.50	$0.45

Diluted—pro forma	$0.49	$0.44

2.    Hedging Activities

The Company currently uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheets, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income (AOCI) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel

Fuel costs represented 14.5 and 10.3 percent of total operating expenses during the three months ended March 31, 2003 and 2002, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first quarter of 2003 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of March 31, 2003, the Company had entered into fuel swap and costless collar agreements utilizing West Texas Intermediate crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 30 cents per gallon. The tables below provide fuel hedge data for the WTI fuel hedges outstanding at March 31, 2003.

	Quarter Ended			Total
2003	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	600	600	600	1,800
Equivalent gallons hedged (in millions)	25.20	25.20	25.20	75.60
Average swap price (per barrel)	$20.52	$20.59	$20.67	$20.59
Fair value (in millions)	$5	$4	$3	$12

WTI Collars
Barrels hedged (in thousands)	3,450	2,100	2,100	7,650
Equivalent gallons hedged (in millions)	144.90	88.20	88.20	321.30
Average cap price (per barrel)	$27.89	$26.63	$26.05	$27.04
Average floor price (per barrel)	$23.50	$22.24	$21.65	$22.65
Fair value (in millions)	$8	$4	$3	$15

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Quarter Ended				Annual
2004	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	525	525	525	525	2,100
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	22.05	88.20
Average swap price (per barrel)	$20.68	$20.64	$20.61	$20.58	$20.63
Fair value (in millions)	$2	$2	$2	$2	$8

WTI Collars
Barrels hedged (in thousands)	1,800	1,800	1,725	1,725	7,050
Equivalent gallons hedged (in millions)	75.60	75.60	72.45	72.45	296.10
Average cap price (per barrel)	$26.85	$26.24	$25.86	$25.60	$26.14
Average floor price (per barrel)	$22.29	$21.66	$21.24	$20.97	$21.55
Fair value (in millions)	$1	$1	$1	$—	$3

	Quarter Ended				Annual
2005	March 31,	June 30,	September 30,	December 31,
WTI Collars
Barrels hedged (in thousands)	2,175	2,175	1,500	825	6,675
Equivalent gallons hedged (in millions)	91.35	91.35	63.00	34.65	280.35
Average cap price (per barrel)	$25.66	$25.60	$25.39	$24.91	$25.48
Average floor price (per barrel)	$21.03	$20.98	$20.79	$20.36	$20.88
Fair value (in millions)	$—	$—	$1	$1	$2

In addition, BNSF had entered into costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon. The table below provides fuel hedge data for the HO fuel hedges outstanding at March 31, 2003.

	Quarter Ended			Total
2003	June 30,	September 30,	December 31,
HO Collars
Gallons hedged (in millions)	56.70	15.75	15.75	88.20
Average cap price (per gallon)	$0.94	$0.78	$0.79	$0.88
Average floor price (per gallon)	$0.79	$0.69	$0.71	$0.76
Fair value (in millions)	$(4)	$—	$—	$(4)

As of March 31, 2003, BNSF’s total fuel-hedging program covered approximately 55 percent, 32 percent and 23 percent of estimated fuel purchases for the remainder of 2003, 2004 and 2005, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The amounts recorded in the Consolidated Statements of Income for fuel hedge transactions were as follows (in millions):

	Three Months Ended March 31,
	2003	2002
Hedge benefit (loss) including ineffective portion of unexpired hedges	$22	$(3)
Tax effect	8	(1)

Hedge benefit (loss), net of tax	$14	$(2)

During the first quarter of 2003, the Company recognized a loss of $2 million related to the ineffective portion of unexpired hedges. The ineffective portion of unexpired hedges for the same period in 2002 was de minimis.

The amounts recorded in AOCI in the Consolidated Balance Sheets for fuel hedge transactions were as follows (in millions):

	March 31,
	2003	2002
Fuel hedging asset	$36	$9
Ineffective portion of unexpired hedges	2	—
Tax effect	14	3

Amount included in AOCI, net of tax	$24	$6

Settled fuel hedging contracts receivable (payable)	$24	$(3)

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

See Other Matters within Management’s Discussion and Analysis of Financial Condition and Results of Operations for information about fuel hedges entered into after March 31, 2003.

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

Fair Value Hedges

The Company enters into interest rate swaps to convert fixed-rate debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of March 31, 2003, BNSF had entered into nine separate swaps on a notional amount of $900 million ($900 million at December 31, 2002) in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF as of March 31, 2003, was 3.24 percent and the average fixed rate BNSF is to receive is 7.07 percent. These swaps will expire between 2004 and 2009.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The amounts recorded in the Consolidated Statements of Income for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended March 31,
	2003	2002
Hedge benefit	$8	$4
Tax effect	3	2

Hedge benefit, net of tax	$5	$2

The amounts recorded in other assets with a corresponding increase to debt on the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	March 31, 2003	December 31, 2002
Short-term interest rate hedging asset	$9	$5
Long-term interest rate hedging asset	$78	$77

Cash Flow Hedges

The Company uses interest rate swaps to fix the LIBOR component of commercial paper. These swaps are accounted for as cash flow hedges under SFAS No. 133 and qualify for the short cut method of recognition and, therefore, no portion of these swaps is treated as ineffective. As of March 31, 2003, BNSF had one interest rate swap to fix the LIBOR component of $25 million ($100 million at December 31, 2002) of commercial paper at an average rate of 2.77 percent. The average floating rate BNSF received on the swap, which fluctuates monthly, was 1.34 percent as of March 31, 2003. This swap expired on April 7, 2003.

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

The amounts recorded in the Consolidated Statements of Income for interest rate cash flow hedge transactions were as follows (in millions):

	Three Months Ended March 31,
	2003	2002
Hedge loss	$—	$(1)
Tax effect	—	—

Hedge loss, net of tax	$—	$(1)

The amounts recorded in AOCI in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	March 31, 2003	December 31, 2002
Interest hedging liability	$(4)	$(3)
Tax effect	(1)	(1)

Interest hedging liability included in AOCI, net of tax	$(3)	$(2)

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

3.    Comprehensive Income

Total comprehensive income for the three months ended March 31, 2003 and 2002, respectively, was comprised of the following:

	Three Months Ended March 31,
	2003	2002
Net income	$187	$172
Other comprehensive income, net of tax	3	8

Total comprehensive income	$190	$180

BNSF’s comprehensive income includes Net income and changes related to derivatives, which qualify for cash flow hedge accounting.

4.    Accounts Receivable, Net

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

SFRC has the capacity to sell $700 million of undivided interests to investors under the A/R sales program. Outstanding undivided interests held by investors under the A/R sales program were $625 million at March 31, 2003, and $594 million, net of $8 million of excess cash held in the trust at December 31, 2002. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $819 million and $771 million of receivables transferred by SFRC to the master trust at March 31, 2003 and December 31, 2002, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $194 million and $177 million at March 31, 2003 and December 31, 2002, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivables transferred by SFRC to the master trust less $625 million and $594 million, at March 31, 2003 and December 31, 2002, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $2.2 billion and $2.3 billion for the three months ended March 31, 2003 and 2002, respectively. No servicing asset or liability has been recorded since the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in Other expense (income), net and were $2 million and $3 million for the three months ended March 31, 2003 and 2002, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 1.4 percent and 2.1 percent in the three months ended March 31, 2003 and 2002, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer. At March 31, 2003 and December 31, 2002, $76 million and $77 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At March 31, 2003 and December 31, 2002, $85 million and $82 million, respectively, of such allowances had been recorded. During each of the three months ended March 31, 2003 and 2002, $1 million of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At March 31, 2003, BNSF Railway was in compliance with these provisions.

5.    Debt

Mortgage Bonds

Three Months Ended March 31, 2003

The Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

Notes and Debentures

Three Months Ended March 31, 2003

As of March 31, 2003, the Company has $1 billion of debt capacity available under its shelf registration.

Three Months Ended March 31, 2002

BNSF entered into fixed-to-floating rate swaps for a notional amount of $400 million in which it pays an average floating rate that fluctuates quarterly based on LIBOR.

Commercial Paper

BNSF issues commercial paper from time to time that is supported by bank revolving credit agreements. At March 31, 2003, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. The bank revolving credit agreements allow borrowings of up to $1.5 billion. In June 2002, the Company reduced its $1 billion short-term facility to $750 million and extended its expiration date to June 2003. The Company has the ability to have any amounts then outstanding mature as late as June 2004. The remaining $750 million commitments of the lenders under the long-term facility are scheduled to expire in June 2005. BNSF currently intends to renew the facility scheduled to expire in June 2003 for another year. Annual facility fees are currently 0.100 percent and 0.125 percent for the short-term and long-term facilities, respectively. Both rates are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: i) LIBOR plus a spread determined by

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

BNSF’s senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The Company classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities.

The maturity value of commercial paper outstanding as of March 31, 2003 was $836 million, reducing the total capacity available under the revolving credit agreements to approximately $664 million. Included in the $836 million maturity value of commercial paper is $273 million issued to a consolidated subsidiary of BNSF that is eliminated upon consolidation. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at March 31, 2003, the Company was in compliance.

Other

Debt guaranteed by the Company is as follows (dollar amounts in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount (a)	Remaining Term (in years)
Counterparty
Kinder Morgan Energy Partners LP	0.5%	$190	$190	$—	Termination of Ownership
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$70	$116	$116	16
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$24	$—	20
Westside Intermodal Transportation Corporation	0.0%	$45	$78	$—	20
San Jacinto Partnership	49.0%	$—	$—	$—	N/A
All other	0.0%	$13	$16	$7	Various

(a)  –  Reflects the maximum amount the Company could recover from a third party other than the counterparty.

Kinder Morgan Energy Partners LP

Santa Fe Pacific Pipelines, Inc (SFPP), an indirect, wholly-owned subsidiary of BNSF, has a guarantee in connection with its remaining special limited partnership interest in SFPP, L.P. All obligations with respect to the guarantee will cease upon termination of ownership rights which would occur upon a put notice issued by BNSF or the exercise of the call rights by the general partners of SFPP, L.P.

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

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

San Jacinto Partnership

BNSF Railway has agreed to guarantee approximately $85 million of debt, none of which was issued as of March 31, 2003. The proceeds from the debt are to be used to construct and operate a 13-mile railroad which will service several chemical and plastics manufacturing facilities in the Houston, Texas area. In addition, BNSF has advanced the San Jacinto Partnership $20 million in interim construction financing which is expected to be repaid in 2003 when the debt is expected to be issued.

All other

BNSF Railway guarantees $13 million of other debt. BNSF holds a performance bond and has the option to sub-lease property to recover up to $7 million of the $13 million of guarantees. These guarantees expire between 2008 and 2014.

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

6.    Commitments and Contingencies

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

The Company recognized personal injury expenses of approximately $49 million and $47 million for the three months ended 2003 and 2002, respectively. BNSF made payments for personal injuries of $44 million during the first quarter of 2003. At March 31, 2003, the Company had recorded liabilities of $501 million related to both asserted and unasserted personal injury claims. Of this amount, $197 million is included in current liabilities. BNSF’s liabilities for both asserted and unasserted personal injury claims are undiscounted.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 415 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expenses of $15 million and $10 million for the first three months of 2003 and 2002, respectively. BNSF paid $14 million during the first quarter of 2003 for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF has recorded liabilities for remediation and restoration of all known sites of $197 million at March 31, 2003. Of this amount, $50 million is included in current liabilities. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at March 31, 2003, will be paid over the next five years and no individual site is considered to be material.

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

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

7.    Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

	Three months ended March 31,
	2003	2002
Beginning balance at January 1,	$210	$274
Payments	(10)	(20)
Other	—	(2)

Ending balance at March 31,	$200	$252

Employee merger and separation liabilities of $200 million are included in the Consolidated Balance Sheets at March 31, 2003, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and other in the Consolidated Income Statements. At March 31, 2003, $38 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $163 million at March 31, 2003. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will paid between 2003 and approximately 2024.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $19 million at March 31, 2003, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

The remaining liability balance at March 31, 2003, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction, the second quarter 1999 reorganization, and the Merger were $18 million at March 31, 2003. These costs will be paid over the next several years based on deferral elections made by the employees.

8.    Common Stock Repurchase Program

During the first quarter of 2003, BNSF repurchased 3 million shares of its common stock at an average price of $25.58 per share under the Company’s share repurchase program amounting to a total cost of $77 million.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Program-to-date repurchases through March 31, 2003, were 119 million shares at an average price of $25.96 per share, leaving 31 million shares available for repurchase out of the 150 million shares authorized.

9.    Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 35.3 million and 25.7 million for the three months ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

10.    Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, in January 2003, which was effective immediately to variable interest entities created after January 31, 2003, and effective in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. For all financial statements issued after January 31, 2003, FIN 46 requires transitional disclosures if it is reasonably possible that the Company will consolidate or disclose information about a variable interest entity when this interpretation becomes effective. The Company’s accounts receivable sales program will be unaffected by this new pronouncement.

It has been determined that San Jacinto Rail Ltd., an unconsolidated equity subsidiary of the Company, will be consolidated under the guidance outlined by FIN 46 upon adoption in the third quarter of 2003. In 2001, the Company entered into a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on the BNSF Railway to form San Jacinto Rail Ltd. The purpose of this Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. BNSF Railway has agreed to guarantee debt incurred by the Partnership, which is expected to be $85 million in connection with the construction of this rail line, none of which was issued as of March 31, 2003. The Company’s maximum exposure to loss at March 31, 2003 is $20 million in interim construction financing advanced to the Partnership. See Note 5 to the Consolidated Financial Statements for information about BNSF Railway’s guarantee of the Partnership’s debt.

The Company is still evaluating whether other entities will require consolidation but does not anticipate the adoption of FIN 46 to have a material impact on the Company’s results from operations, financial position or liquidity. The evaluation is expected to be completed in the second quarter of 2003.

11.    Report of Independent Accountants

PricewaterhouseCoopers LLP’s review report is included in this quarterly report; however, they do not express an opinion on the unaudited financial information. Accordingly, such report is not a “report” or “part of a registration statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of such Act.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Burlington Northern Santa Fe Corporation:

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (“BNSF” or the “Company”) as of March 31, 2003, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for the year then ended (not presented herein), and in our report dated February 6, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of March 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/    PricewaterhouseCoopers LLP

Fort Worth, Texas

April 30, 2003

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

Results of Operations

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

BNSF recorded net income for the first quarter of 2003 of $187 million, or $0.50 per share after the cumulative effect of an accounting change of $39 million, net of tax, or $0.10 per share, compared with first quarter 2002 net income of $172 million, or $0.45 per share. Operating income of $346 million for the first quarter of 2003 was $34 million lower than the first quarter of 2002.

The cumulative effect of an accounting change was the result of adopting Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. The $39 million, net of tax, represents the cumulative effect of adopting SFAS No. 143 for years prior to 2003. The Company currently anticipates that the adoption of SFAS No. 143 will have an insignificant impact on full year 2003 Income before cumulative effect of accounting change. See Note 1 to the Consolidated Financial Statements.

Revenues

The following table presents BNSF’s revenue information by commodity group for the three months ended March 31, 2003 and 2002:

	Revenues		Cars / Units		Average Revenue Per Car/Unit
	2003	2002	2003	2002	2003	2002
	(in millions)		(in thousands)
Consumer Products	$848	$778	1,006	880	$843	$884
Industrial Products	511	491	343	332	1,490	1,479
Coal	485	508	487	511	996	994
Agricultural Products	358	361	206	204	1,738	1,770

Total Freight Revenues	2,202	2,138	2,042	1,927	$1,078	$1,109

Other Revenues	30	25

Total Operating Revenues	$2,232	$2,163

Freight revenues for the first quarter of 2003 were $2.2 billion, up 3 percent compared with the same 2002 period including a $16 million increase in revenues from fuel surcharges. Average revenue per car/unit decreased 3 percent in the first quarter of 2003 to $1,078 from $1,109 in the first quarter of 2002.

Consumer Products revenues of $848 million for the first quarter of 2003 were $70 million, or 9 percent, greater than the first quarter of 2002. The increase in Consumer Products revenue is primarily due to increased volumes in the international, truckload and perishables sectors. The reduction in revenue per unit is primarily related to the increase in the international sector, which has lower average revenue per unit.

Industrial Products revenues increased $20 million, or 4 percent, to $511 million for the first quarter of 2003. The revenue increase is primarily due to increased sheet steel, aluminum, clay and cement traffic in the construction products sector and increased military-related and waste products traffic in the building products sector.

Coal revenues of $485 million for the first quarter of 2003 decreased $23 million, or 5 percent, versus the same period a year ago. The decrease is a result of lower volumes from the draw-down of utility stockpiles, utility maintenance outages, and a March blizzard in the Powder River Basin.

Agricultural Products revenues of $358 million for the first quarter of 2003 were $3 million, or 1 percent, lower than revenues for the first quarter of 2002. This decrease is primarily due to a reduction in wheat exports to the Pacific Northwest and Gulf of Mexico as a result of an increase in wheat exports from other countries, which has displaced demand for US wheat. The decrease in revenue per unit was primarily due to an overall decrease in average length of haul also caused by the reduction in exports.

Expenses

Total operating expenses for the first quarter of 2003 were $1,886 million, an increase of $103 million, or 6 percent, versus the same 2002 period.

Compensation and benefits expenses of $715 million were $1 million, or less than 1 percent, higher than the first quarter of 2002. This increase primarily reflects higher volumes and inflation partially offset by 3 percent lower headcount.

Purchased services of $299 million for the first quarter of 2003 were $24 million, or 9 percent, higher than the first quarter of 2002. This primarily reflects higher service contract expense as a result of the computing infrastructure outsourcing agreement entered into in 2002, increased equipment maintenance costs as well as costs for logistics related services.

Depreciation and amortization expenses of $226 million for the first quarter of 2003 were $4 million, or 2 percent, lower than the same period in 2002, primarily due to the implementation of SFAS No. 143. See Note 1 to the Consolidated Financial Statements.

Equipment rents expenses for the first quarter of 2003 of $169 million were $6 million, or 3 percent, lower than the first quarter of 2002. The decrease is primarily attributable to increased utilization of BNSF owned and leased equipment and renegotiation of lower rates on car leases as they come due.

Fuel expenses of $274 million for the first quarter of 2003 were $90 million, or 49 percent, higher than the first quarter of 2002. The increase in fuel expense was primarily the result of a 29-cent ($84 million) increase in the average all-in cost per gallon of diesel fuel. The increase in the average all-in cost per gallon of diesel fuel includes a 38-cent increase ($111 million) in the average purchase price and a hedge benefit of 8-cents ($24 million). The hedge cost for the same period in 2002 was 1-cent per gallon ($3 million). Consumption in the first quarter of 2003 was 292 million gallons or 3 percent greater than first quarter 2002 consumption of 283 million gallons.

Materials and other expenses of $203 million for the first quarter of 2003 were $2 million, or 1 percent, lower than the first quarter of 2002 principally due to decreases in derailment and relocation expenses partially offset by a decrease in gains from property dispositions.

Interest expense of $106 million for the first quarter of 2003 was $3 million, or 3 percent, lower than the first quarter of 2002. This decrease was primarily the result of lower average interest rates and a higher net interest rate hedge benefit partially offset by higher average debt outstanding. The net interest rate hedge benefit in the first quarter was $8 million compared with a hedge benefit of $3 million in the prior period.

Other expense, net was $2 million compared to other income, net of $4 million in the first quarter of 2002. This decrease is primarily the result of lower income from company owned life insurance.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, through leasing of assets and through the sale of a portion of accounts receivable.

Operating Activities

Net cash provided by operating activities was $327 million for the three months ended March 31, 2003, compared with $356 million for the three months ended March 31, 2002. The decrease is primarily the result of lower Income before cumulative effect of accounting change.

Investing Activities

Net cash used for investing activities was $350 million for the three months ended March 31, 2003, compared with $368 million for the three months ended March 31, 2002. Investing activities for the three months ended March 31, 2003, include $340 million of capital expenditures, as discussed below, and $10 million of other investing activities. The decrease in other investing activities primarily reflects decreases in expenditures for the following: retired track structure removal costs; participation in joint investment projects; and advances for future investment transactions.

A breakdown of cash capital expenditures for the three months ended March 31, 2003 and 2002, is set forth in the following table (in millions):

	Three Months Ended March 31,
	2003	2002
Maintenance of Way	$193	$182
Mechanical	22	28
Information Services	10	18
Other	19	6

Total Maintenance of Business	$244	$234
New Locomotive Acquisitions	72	—
Terminal and Line Expansion	22	22
Other Projects	2	4

Total	$340	$260

BNSF first quarter 2003 increases in cash capital expenditures are primarily related to new locomotive acquisitions as compared with the prior period.

Planned capital expenditures for 2003 disclosed in BNSF’s Annual Report on Form 10-K were approximately $1.4 billion. The plan has been updated to approximately $1.55 billion, primarily due to a $72 million acquisition of locomotives, which were originally planned to be leased, as well as an increase in planned expansion capital expenditures related to continuing strong growth and outlook in the Company’s intermodal sectors.

BNSF has agreed to acquire 500 locomotives by 2006. Through March 31, 2003, BNSF has acquired 150 of the 500 locomotives. The 150 acquired locomotives were financed through a combination of operating leases and cash from operations. The remaining locomotives under this agreement will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases and debt issuances. The decision on the method used for particular acquisition financings will depend on the current market conditions and other factors.

Financing Activities

Net cash provided by financing activities during the first three months of 2003 was $60 million, primarily related to additional net borrowings of $179 million and proceeds from stock options exercised of $2 million, partially offset by common stock repurchases of $77 million and dividend payments of $45 million.

Aggregate debt due to mature within one year is $145 million. BNSF’s ratio of net debt to total capital (net debt is calculated as total debt less Cash and cash equivalents, and capitalization is calculated as the sum of net debt and Total stockholders’ equity) was 46.4 percent at March 31, 2003 compared with 46.1 percent at December 31, 2002.

Three Months Ended March 31, 2003

As of March 31, 2003, the Company has $1 billion of debt capacity available under its shelf registration.

The Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

Dividends

Common stock dividends declared for the three months ended March 31, 2003 and 2002, were $0.12 per share, respectively. Dividends paid on common stock during the first three months of 2003 and 2002 were $45 million and $46 million, respectively. On January 16, 2003, the Board of Directors (the Board) declared a quarterly dividend of $0.12 per share on outstanding shares of common stock, $0.01 par value, payable April 1, 2003, to stockholders of record on March 11, 2003. On April 17, 2003, the Board of Directors declared a regular quarterly common stock dividend of $0.12 per share upon its outstanding shares of common stock, $0.01 par value, payable July 1, 2003 to shareholders of record on June 10, 2003.

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

During the first three months of 2003, BNSF repurchased 3 million shares of its common stock at an average price of $25.58 per share under the Company’s share repurchase program amounting to a total cost of $77 million. Program-to-date repurchases through March 31, 2003, were 119 million shares at an average price of $25.96 per share, leaving 31 million shares available for repurchase out of the 150 million shares authorized.

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

Credit Agreements

BNSF issues commercial paper from time to time that is supported by bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. At March 31, 2003, there were no borrowings against the revolving credit agreements. The bank revolving credit agreements allow borrowings of up to $1.5 billion. In June 2002, the Company reduced its $1 billion short-term facility to $750 million and extended its expiration date to June 2003. The Company has the ability to have any amounts then outstanding mature as late as June 2004. The remaining $750 million commitments of the lenders under the long-term facility are scheduled to expire in June 2005. BNSF currently intends to renew the facility scheduled to expire in June 2003 for another year. Annual facility fees are currently 0.100 percent and 0.125 percent for the short-term and long-term facilities, respectively. Both rates are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The Company classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities.

The maturity value of commercial paper outstanding as of March 31, 2003 was $836 million, reducing the total capacity available under the revolving credit agreements to approximately $664 million. Included in the $836 million maturity value of commercial paper is $273 million issued to a consolidated subsidiary of BNSF that is eliminated upon consolidation. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and at March 31, 2003, the Company was in compliance.

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation (SFRC), as described in Note 4 of the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. At March 31, 2003, investor interests of $625 million were outstanding under the $700 million accounts receivable facility. SFRC renewed the receivables facility, effective in June 2002, for an additional 364 days. The commitment of the investors to purchase undivided interests under the A/R sales program is currently scheduled to expire in June 2003. Management expects to be able to either extend the commitment of the current investors under the A/R sales program past June 2003 or to find additional investors in the A/R sales program who will be committed to purchase undivided interests after June 2003.

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

Fuel Hedges

From April 1, 2003 through April 21, 2003, the Company entered into additional swap and costless collar agreements utilizing NYMEX #2 Heating Oil (HO) and West Texas Intermediate (WTI) crude oil. The supporting tables below provide fuel hedge data for hedges entered into subsequent to the end of the first quarter period.

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per gallon)	$0.76	—	—	—	$0.76
Average floor price (per gallon)	$0.69	—	—	—	$0.69
WTI Collars
Barrels hedged (in thousands)	—	150	—	—	150
Equivalent gallons hedged (in millions)	—	6.30	—	—	6.30
Average cap price (per barrel)	—	$26.90	—	—	$26.90
Average floor price (per barrel)	—	$22.40	—	—	$22.40

	Quarter Ended
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	—	—	225	225	450
Equivalent gallons hedged (in millions)	—	—	9.45	9.45	18.90
Average swap price (per barrel)	—	—	$24.00	$24.00	$24.00

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

The National Carriers’ Conference Committee (NCCC), BNSF’s multi-employer collective bargaining representative, reached a final agreement in August 2002, with the United Transportation Union (UTU) covering wage, work rule, and locomotive remote control issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, which represent approximately 30 percent of BNSF’s unionized workforce. The new agreement also creates a final and binding process for resolving health and welfare issues, mainly involving employees sharing in rising benefit costs. The agreement commits each side to participate in a study and negotiation period, during which the parties would examine alternative ways to control rising healthcare costs. The parties met extensively on this issue in the first quarter of 2003, and will continue to do so in the second quarter in an effort to reach a definitive agreement on the solution. Failing these efforts, BNSF and the other participating railroads will likely send unresolved health and welfare issues with UTU to final and binding arbitration.

In late 2002, the NCCC reached a procedural agreement with the Transportation Communications Union (TCU) providing for final and binding arbitration of wage and benefit issues through 2004. This agreement averted the possibility of self help by the parties over bargaining round issues. The arbitrator conducted hearings in the case commencing January 20, 2003, and issued a final and binding decision on January 23, 2003. The arbitration result led to formal agreements signed by the parties in March 2003, which have settled wage, work rule and medical benefit issues between the participating railroads and TCU, through 2004. TCU represents BNSF’s clerks, carmen and patrolmen, who make up about 15 percent of BNSF’s unionized workforce.

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

Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, in January 2003, which was effective immediately to variable interest entities created after January 31, 2003, and effective in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. For all financial statements issued after January 31, 2003, FIN 46 requires transitional disclosures if it is reasonably possible that the Company will consolidate or disclose information about a variable interest entity when this interpretation becomes effective. The Company’s accounts receivable sales program will be unaffected by this new pronouncement.

It has been determined that San Jacinto Rail Ltd., an unconsolidated equity subsidiary of the Company, will be consolidated under the guidance outlined by FIN 46 upon adoption in the third quarter of 2003. In 2001, the Company entered into a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on the BNSF Railway to form San Jacinto Rail Ltd. The purpose of this Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. BNSF Railway has agreed to guarantee debt incurred by the Partnership, which is expected to be $85 million in connection with the construction of this rail line, none of which was issued as of March 31, 2003. The Company’s maximum exposure to loss at March 31, 2003 is $20 million in interim construction financing advanced to the Partnership. See Note 5 to the Consolidated Financial Statements for information about BNSF Railway’s guarantee of the Partnership’s debt.

The Company is still evaluating whether other entities will require consolidation but does not anticipate the adoption of FIN 46 to have a material impact on the Company’s results from operations, financial position or liquidity. The evaluation is expected to be completed in the second quarter of 2003.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The qualitative and quantitative information presented in Notes 2 and 5 of the Consolidated Financial Statements describe significant aspects of BNSF’s financial instrument programs which have a material market risk.

Commodity Price Sensitivity

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of March 31, 2003, are based on the front month settlement prices of West Texas Intermediate crude oil (WTI) and NYMEX #2 heating oil (HO). For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI, and HO. See Note 2 to the Consolidated Financial Statements for fuel hedging information.

The tables below provide information about BNSF’s diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices, and present notional amounts in gallons and the weighted average contract prices by contractual maturity date. The prices included in the tables below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of commodities hedged and the purchase price of BNSF’s diesel fuel. In addition, WTI prices do not include refining costs.

WTI fuel hedges outstanding at March 31, 2003 were as follows:

	Quarter Ended			Total
2003	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	600	600	600	1,800
Equivalent gallons hedged (in millions)	25.20	25.20	25.20	75.60
Average swap price (per barrel)	$20.52	$20.59	$20.67	$20.59
Fair value (in millions)	$5	$4	$3	$12

WTI Collars
Barrels hedged (in thousands)	3,450	2,100	2,100	7,650
Equivalent gallons hedged (in millions)	144.90	88.20	88.20	321.30
Average cap price (per barrel)	$27.89	$26.63	$26.05	$27.04
Average floor price (per barrel)	$23.50	$22.24	$21.65	$22.65
Fair value (in millions)	$8	$4	$3	$15

	Quarter Ended				Annual
2004	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	525	525	525	525	2,100
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	22.05	88.20
Average swap price (per barrel)	$20.68	$20.64	$20.61	$20.58	$20.63
Fair value (in millions)	$2	$2	$2	$2	$8

WTI Collars
Barrels hedged (in thousands)	1,800	1,800	1,725	1,725	7,050
Equivalent gallons hedged (in millions)	75.60	75.60	72.45	72.45	296.10
Average cap price (per barrel)	$26.85	$26.24	$25.86	$25.60	$26.14
Average floor price (per barrel)	$22.29	$21.66	$21.24	$20.97	$21.55
Fair value (in millions)	$1	$1	$1	$—	$3

	Quarter Ended				Annual
2005	March 31,	June 30,	September 30,	December 31,
WTI Collars
Barrels hedged (in thousands)	2,175	2,175	1,500	825	6,675
Equivalent gallons hedged (in millions)	91.35	91.35	63.00	34.65	280.35
Average cap price (per barrel)	$25.66	$25.60	$25.39	$24.91	$25.48
Average floor price (per barrel)	$21.03	$20.98	$20.79	$20.36	$20.88
Fair value (in millions)	$—	$—	$1	$1	$2

HO fuel hedges outstanding at March 31, 2003 were as follows:

	Quarter Ended			Total
2003	June 30,	September 30,	December 31,
HO Collars
Gallons hedged (in millions)	56.70	15.75	15.75	88.20
Average cap price (per gallon)	$0.94	$0.78	$0.79	$0.88
Average floor price (per gallon)	$0.79	$0.69	$0.71	$0.76
Fair value (in millions)	$(4)	$—	$—	$(4)

At March 31, 2003, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure.

The Company entered into fuel hedge transactions between April 1, 2003 and April 21, 2003. See Other Matters: Fuel Hedges in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

All swap transactions outstanding with an interest rate component are reflected in the table below.

	March 31, 2003
	Maturity Date						Total	Fair Value
	2003	2004	2005	2006	2007	There-after
Fair Value Hedges
Fixed to variable swaps (in millions)	—	$100	$300	—	$300	$200	$900	$87
Average fixed rate	—	8.63%	6.38%	—	7.88%	6.13%	7.07%
Average floating rate	—	5.63%	2.72%	—	3.98%	1.73%	3.24%

Cash flow hedges
Variable to fixed LIBOR Swaps (in millions)	$25		—	—	—	—	$25	—
Average fixed rate	2.77%		—	—	—	—	2.77%
Average floating rate	1.34%		—	—	—	—	1.34%

Treasury Locks (in millions)	$150						$150	$(4)
Average locked-in rate	4.38%						4.38%

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the April 16, 2003, annual meeting of shareholders, the Company’s shareholders elected 12 directors, each for a one-year term.

Election of Twelve Directors

The shareholders elected the Company’s 12 nominees to the 12 director positions by the vote shown below:

Nominees	Votes For	Withheld
Alan L. Boeckmann	314,754,602	9,760,712
John J. Burns, Jr.	314,747,665	9,767,649
Vilma S. Martinez	252,266,714	72,248,600
Marc F. Racicot	254,759,762	69,755,552
Roy S. Roberts	314,784,104	9,731,210
Matthew K. Rose	312,496,643	12,018,671
Marc J. Shapiro	244,472,390	80,042,924
J.C. Watts, Jr.	314,688,583	9,826,731
Robert H. West	314,641,864	9,873,450
J. Steven Whisler	314,610,027	9,905,287
Edward E. Whitacre, Jr.	314,706,795	9,808,519
Michael B. Yanney	314,563,133	9,952,181

Item 6.    Exhibits and Reports on Form 8-K

A.    Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

B.    Reports on Form 8-K

Registrant filed a report on Form 8-K on April 22, 2003, reporting under Item 12 a press release announcing first quarter operating results.

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

Dated: May 1, 2003

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

Date: May 1, 2003

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

Date: May 1, 2003

/s/ THOMAS N. HUND
Thomas N. Hund Executive Vice President and Chief Financial Officer

BURLINGTON NORTHERN SANTA FE CORPORATION

EXHIBIT INDEX

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Independent Accountants’ Awareness Letter

99.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

E-1