Form 10-Q
period 2003-06-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2003-08-06
CIK 934612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 25, 2003
Common stock, $.01 par value	372,379,986 shares

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$2,294	$2,207	$4,526	$4,370

Operating expenses:
Compensation and benefits	699	698	1,416	1,416
Purchased services	312	282	613	557
Depreciation and amortization	225	231	451	461
Equipment rents	180	177	349	352
Fuel	263	207	537	391
Materials and other	203	191	402	392

Total operating expenses	1,882	1,786	3,768	3,569

Operating income	412	421	758	801
Interest expense	106	105	212	214
Other expense, net	3	6	5	2

Income before income taxes and cumulative effect of accounting change	303	310	541	585
Income tax expense	103	116	193	219

Income before cumulative effect of accounting change	$200	$194	$348	$366
Cumulative effect of accounting change, net of tax	—	—	39	—

Net income	$200	$194	$387	$366

Earnings per share:
Basic earnings per share (before cumulative effect of accounting change)	$0.54	$0.51	$0.94	$0.96
Basic earnings per share (after cumulative effect of accounting change)	$0.54	$0.51	$1.05	$0.96
Diluted earnings per share (before cumulative effect of accounting change)	$0.54	$0.51	$0.94	$0.95
Diluted earnings per share (after cumulative effect of accounting change)	$0.54	$0.51	$1.04	$0.95

Average shares (in millions):
Basic	369.5	379.7	370.3	381.1
Dilutive effect of stock awards	2.9	2.6	2.6	2.8

Diluted	372.4	382.3	372.9	383.9

Dividends declared per share	$0.12	$0.12	$0.24	$0.24

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, shares in thousands)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$43	$28
Accounts receivable, net	148	141
Materials and supplies	229	226
Current portion of deferred income taxes	304	314
Other current assets	115	82

Total current assets	839	791

Property and equipment, net	24,541	24,022
Other assets	999	954

Total assets	$26,379	$25,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$1,898	$1,918
Long-term debt due within one year	153	173

Total current liabilities	2,051	2,091

Long-term debt and commercial paper	6,876	6,641
Deferred income taxes	7,180	6,975
Casualty and environmental liabilities	445	444
Minimum pension liability	368	368
Employee merger and separation costs	156	170
Other liabilities	1,154	1,146

Total liabilities	18,230	17,835

Commitments and contingencies (see Notes 2, 5, and 6)
Stockholders’ equity:
Common stock, $.01 par value, 600,000 shares authorized; 498,552 shares and 496,683 shares issued, respectively	5	5
Additional paid-in capital	5,707	5,664
Retained earnings	5,922	5,625
Treasury stock, at cost, 125,728 shares and 120,905 shares, respectively	(3,240)	(3,114)
Unearned compensation	(46)	(39)
Accumulated other comprehensive loss	(199)	(209)

Total stockholders’ equity	8,149	7,932

Total liabilities and stockholders’ equity	$26,379	$25,767

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$387	$366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	451	461
Deferred income taxes	183	190
Employee merger and separation costs paid	(18)	(31)
Cumulative effect of accounting change, net of tax	(39)	—
Other, net	(17)	(33)
Changes in current assets and liabilities:
Accounts receivable, net	(7)	(25)
Materials and supplies	(3)	(15)
Other current assets	(17)	(46)
Accounts payable and other current liabilities	(29)	15

Net cash provided by operating activities	891	882

INVESTING ACTIVITIES
Capital expenditures	(835)	(641)
Other, net	(32)	(98)

Net cash used for investing activities	(867)	(739)

FINANCING ACTIVITIES
Net increase in commercial paper and bank borrowings	29	41
Proceeds from issuance of long-term debt	265	300
Payments on long-term debt	(106)	(74)
Dividends paid	(89)	(92)
Proceeds from stock options exercised	18	35
Purchase of BNSF common stock	(123)	(199)
Other, net	(3)	(2)

Net cash provided by (used for) financing activities	(9)	9

Increase in cash and cash equivalents	15	152
Cash and cash equivalents:
Beginning of period	28	26

End of period	$43	$178

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$221	$235
Income taxes paid (refunded), net	$(6)	$40

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF’s consolidated financial position as of June 30, 2003 and the results of operations for the three and six month periods ended June 30, 2003 and 2002 have been included.

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

The net cumulative effect of adopting SFAS No. 143 for years prior to 2003 was an increase to Net income of $39 million, net of tax, or $0.11 per share (basic and diluted), for the six months ended June 30, 2003, which is reflected in the cumulative effect adjustment recorded in the first quarter of 2003. The net effect of adoption of SFAS No. 143 on the six month period ended June 30, 2003 is an increase to Income before cumulative effect of accounting change of $5 million, net of tax, or $0.01 per share (basic and diluted). The Company anticipates that the adoption of SFAS No. 143 will have an insignificant impact on full year 2003 Income before cumulative effect of accounting change. The Company’s liability for legally obligated asset retirement costs is $4 million at June 30, 2003.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table presents the pro forma net income and earnings per share if SFAS No. 143 would have been applied retroactively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Net income as reported	$200	$194	$387	$366
Pro forma net income	$200	$189	$348	$359

Earnings per share
Basic – as reported	$0.54	$0.51	$1.05	$0.96

Basic – pro forma	$0.54	$0.50	$0.94	$0.94

Diluted – as reported	$0.54	$0.51	$1.04	$0.95

Diluted – pro forma	$0.54	$0.49	$0.93	$0.94

Stock Options

The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock based plans. In accordance with APB Opinion 25, the Company records the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense has been recognized for its fixed stock option plans as the exercise price equals the stock price on the date of grant. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Net income, as reported	$200	$194	$387	$366

Stock-based employee compensation expense included in reported net income, net of related tax effects	3	3	4	4

Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(10)	(10)	(16)	(14)

Pro forma net income	$193	$187	$375	$356

Earnings per share:
Basic – as reported	$0.54	$0.51	$1.05	$0.96

Basic – pro forma	$0.52	$0.49	$1.01	$0.93

Diluted – as reported	$0.54	$0.51	$1.04	$0.95

Diluted – pro forma	$0.52	$0.49	$1.01	$0.93

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2. Hedging Activities

The Company currently uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheets, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income (AOCI) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel

Fuel costs represented 14 and 11 percent of total operating expenses during the six months ended June 30, 2003 and 2002, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first six months of 2003 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of June 30, 2003, the Company had entered into fuel swap and costless collar agreements utilizing West Texas Intermediate crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 30 cents per gallon.

During the second quarter of 2003, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 110 million gallons of fuel at an average price of approximately $23.88 per barrel. Also, during the second quarter of 2003, the Company entered into costless collar agreements utilizing WTI to hedge the equivalent of approximately 139 million gallons of fuel with an average cap price of $26.70 per barrel and an average floor price of $22.19 per barrel. The tables below provide fuel hedge data for all WTI fuel hedges outstanding at June 30, 2003.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Quarter Ended		Total
2003	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	600	600	1,200
Equivalent gallons hedged (in millions)	25.20	25.20	50.40
Average swap price (per barrel)	$20.59	$20.67	$20.63
Fair value (in millions)	$5	$5	$10

WTI Collars
Barrels hedged (in thousands)	1,800	1,650	3,450
Equivalent gallons hedged (in millions)	75.60	69.30	144.90
Average cap price (per barrel)	$26.52	$25.92	$26.24
Average floor price (per barrel)	$22.14	$21.52	$21.84
Fair value (in millions)	$6	$5	$11

	Quarter Ended				Annual
2004	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	525	525	525	675	2,250
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	28.35	94.50
Average swap price (per barrel)	$20.68	$20.64	$20.61	$21.34	$20.85
Fair value (in millions)	$3	$3	$3	$2	$11

WTI Collars
Barrels hedged (in thousands)	1,500	2,700	2,550	2,400	9,150
Equivalent gallons hedged (in millions)	63.00	113.40	107.10	100.80	384.30
Average cap price (per barrel)	$27.06	$26.54	$26.15	$25.88	$26.34
Average floor price (per barrel)	$22.50	$21.99	$21.57	$21.30	$21.78
Fair value (in millions)	$2	$3	$3	$2	$10

	Quarter Ended				Annual
2005	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	375	375	525	525	1,800
Equivalent gallons hedged (in millions)	15.75	15.75	22.05	22.05	75.60
Average swap price (per barrel)	$23.93	$23.82	$23.97	$23.89	$23.91
Fair value (in millions)	$—	$—	$—	$—	$—

WTI Collars
Barrels hedged (in thousands)	2,475	2,325	1,650	975	7,425
Equivalent gallons hedged (in millions)	103.95	97.65	69.30	40.95	311.85
Average cap price (per barrel)	$25.75	$25.64	$25.48	$25.12	$25.57
Average floor price (per barrel)	$21.13	$21.02	$20.88	$20.57	$20.96
Fair value (in millions)	$2	$1	$1	$1	$5

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Quarter Ended				Annual
2006	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	675	—	—	—	675
Equivalent gallons hedged (in millions)	28.35	—	—	—	28.35
Average swap price (per barrel)	$23.79	$—	$—	$—	$23.79
Fair value (in millions)	$—	$—	$—	$—	$—

WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$26.20	$—	$—	$—	$26.20
Average floor price (per barrel)	$21.60	$—	$—	$—	$21.60
Fair value (in millions)	$—	$—	$—	$—	$—

In addition, BNSF entered into costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

During the second quarter of 2003, the Company entered into costless collar agreements utilizing HO to hedge the equivalent of approximately 110 million gallons of fuel with an average cap price of $0.78 per gallon and an average floor price of $0.70 per gallon. In addition, the Company converted approximately 44 million gallons of WTI collars into HO collars. These converted HO collars have an average cap price of $0.74 per gallon and an average floor price of $0.67 per gallon. The tables below provide fuel hedge data for all HO fuel hedges outstanding at June 30, 2003.

	Quarter Ended		Total
2003	September 30,	December 31,
HO Collars
Gallons hedged (in millions)	66.15	69.30	135.45
Average cap price (per gallon)	$0.77	$0.78	$0.78
Average floor price (per gallon)	$0.69	$0.70	$0.70
Fair value (in millions)	$3	$3	$6

	Quarter Ended				Annual
2004	March 31,	June 30,	September 30,	December 31,
HO Collars
Gallons hedged (in millions)	50.40	—	—	—	50.40
Average cap price (per gallon)	$0.76	$—	$—	$—	$0.76
Average floor price (per gallon)	$0.68	$—	$—	$—	$0.68
Fair value (in millions)	$2	$—	$—	$—	$2

As of June 30, 2003, BNSF’s total fuel-hedging program covered approximately 54 percent, 43 percent, 31 percent and 3 percent of estimated fuel purchases for the remainder of 2003, 2004, 2005 and 2006, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The amounts recorded in the Consolidated Statements of Income for fuel hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Hedge benefit	$6	$9	$30	$5
Tax effect	2	4	11	2

Hedge benefit, net of tax	$4	$5	$19	$3

During the second quarter of 2003, the Company recognized a gain of $2 million related to the ineffective portion of unexpired hedges. The ineffective portion of unexpired hedges for the same period in 2002 was de minimis. During the first six months of 2003, the ineffective portion of unexpired hedges was de minimus. For the same period in 2002, the Company recognized a gain of $1 million related to the ineffective portion of unexpired hedges.

The amounts recorded in AOCI in the Consolidated Balance Sheets for fuel hedge transactions were as follows (in millions):

	June 30, 2003	December 31, 2002
Fuel hedging asset	$55	$31
Tax effect	21	12

Amount included in AOCI, net of tax	$34	$19

Settled fuel hedging contracts receivable	$6	$29

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

See Other Matters within Management’s Discussion and Analysis of Financial Condition and Results of Operations for information about fuel hedges entered into after June 30, 2003.

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

Fair Value Hedges

The Company enters into interest rate swaps to convert fixed-rate debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of June 30, 2003, BNSF had entered into nine separate swaps on a notional amount of $900 million ($900 million at December 31, 2002) in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2003, was 3.13 percent and the average fixed rate BNSF is to receive is 7.07 percent. These swaps will expire between 2004 and 2009.

The amounts recorded in the Consolidated Statements of Income for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Hedge benefit	$9	$7	$17	$11
Tax effect	3	2	6	4

Hedge benefit, net of tax	$6	$5	$11	$7

The amounts recorded in other assets with a corresponding increase to debt on the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	June 30, 2003	December 31, 2002
Short-term interest rate hedging asset	$6	$5
Long-term interest rate hedging asset	$87	$77

Cash Flow Hedges

The Company uses interest rate swaps to fix the LIBOR component of commercial paper. These swaps are accounted for as cash flow hedges under SFAS No. 133 and qualify for the short-cut method of recognition and, therefore, no portion of these swaps is treated as ineffective. All of these swaps had expired as of June 30, 2003 ($100 million were outstanding at December 31, 2002).

In anticipation of future debt issuances, BNSF entered into three treasury lock transactions in 2002 totaling $150 million to fix the treasury component on a future 10-year debt issuance. The average locked-in rate was 4.38 percent. These treasury locks were closed in May 2003 in connection with the issuance of $250 million of 4.30 percent notes due July 1, 2013. BNSF paid the counterparties $10 million on the closing date and this will be amortized over the life of the related notes.

The amounts recorded in the Consolidated Statements of Income for interest rate cash flow hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Hedge benefit	$—	$—	$—	$(1)
Tax effect	—	—	—	—

Hedge benefit, net of tax	$—	$—	$—	$(1)

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The amounts recorded in AOCI in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	June 30, 2003	December 31, 2002
Interest hedging liability	$—	$(3)
Tax effect	—	(1)

Interest hedging liability included in AOCI, net of tax	$—	$(2)

BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

3. Comprehensive Income

Total comprehensive income was comprised of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$200	$194	$387	$366
Other comprehensive income, net of tax	7	18	10	26

Total comprehensive income	$207	$212	$397	$392

BNSF’s comprehensive income includes Net income and changes related to derivatives, which qualify for cash flow hedge accounting.

4. Accounts Receivable, Net

BNSF Railway transfers most of its accounts receivable to Santa Fe Receivables Corporation (SFRC), a special purpose subsidiary. SFRC transfers an undivided interest in such receivables, with limited exceptions, to a master trust, and causes the trust to issue an undivided interest in the receivables to investors (the A/R sales program). The undivided interests in the master trust may be in the form of certificates or purchased interests.

SFRC renewed $350 million of its $700 million accounts receivable facility, effective June 2003, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivable facility with a five year term in June 2003. The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at June 30, 2003. Outstanding undivided interests held by investors under the A/R sales program were $625 million at June 30, 2003, and $594 million, net of $8 million of excess cash held in the trust, at December 31, 2002. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $820 million and $771 million of receivables transferred by SFRC to the master trust at June 30, 2003 and December 31, 2002, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $195 million and $177 million at June 30, 2003 and December 31, 2002, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivables transferred by SFRC to the master trust less $625 million and $594 million, at June 30, 2003 and December 31, 2002, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The Company retains the collection responsibility with respect to the accounts receivable. No servicing asset or liability has been recorded since the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in Other expense, net and were $4 million and $7 million for the six months ended June 30, 2003 and 2002, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 1.3 percent and 2.0 percent in the six months ended June 30, 2003 and 2002, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer. At June 30, 2003 and December 31, 2002, $78 million and $77 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At June 30, 2003 and December 31, 2002, $85 million and $82 million, respectively, of such allowances had been recorded.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At June 30, 2003, BNSF Railway was in compliance with these provisions.

5. Debt

Mortgage Bonds

Six Months Ended June 30, 2003

In January 2003, the Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

Notes and Debentures

Six Months Ended June 30, 2003

In May 2003, BNSF issued $250 million of 4.30 percent notes due July 1, 2013. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

As of June 30, 2003, the Company has $750 million of debt capacity available under its shelf registration.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Commercial Paper

BNSF issues commercial paper from time to time that is supported by bank revolving credit agreements. At June 30, 2003, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. As of June 30, 2003, the bank revolving credit agreements allow borrowings of up to $1.2 billion. In June 2003, the Company reduced its $750 million short-term facility to $700 million and extended its expiration date to June 2004. The Company has the ability to have any amounts then outstanding mature as late as June 2005. Also, in June 2003, the Company reduced its $750 million long-term facility to $500 million and extended its expiration date to June 2008. Annual facility fees are currently 0.100 percent and 0.150 percent for the short-term and long-term facilities, respectively. Both rates are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The Company classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and, at June 30, 2003, the Company was in compliance.

The maturity value of commercial paper outstanding as of June 30, 2003 was $617 million, reducing the total capacity available under the revolving credit agreements to approximately $583 million. Included in the $617 million maturity value of commercial paper is $268 million issued to a consolidated subsidiary of BNSF that is eliminated upon consolidation.

Guarantees

Debt guaranteed by the Company as of June 30, 2003 is as follows (dollar amounts in millions):

	BNSF Ownership Percentage	Guarantees
		Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount (a)	Remaining Term (in years)
Counterparty

Kinder Morgan Energy Partners LP	0.5%	$190	$190	$—	Termination of Ownership
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$70	$116	$116	15
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$24	$—	20
Westside Intermodal Transportation Corporation	0.0%	$45	$77	$—	20
San Jacinto Partnership	49.0%	$50	$51	$—	1
All other	0.0%	$13	$16	$7	Various

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

San Jacinto Partnership

BNSF Railway has agreed to guarantee approximately $85 million of debt, of which $50 million was issued as of June 30, 2003. The proceeds from the debt are being used to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas area. In addition, the San Jacinto Partnership used $22 million of the proceeds to repay all of the interim construction advances previously made by BNSF. As discussed in Note 10 to the Consolidated Financial Statements, the San Jacinto Partnership will be consolidated on July 1, 2003.

All other

BNSF Railway guarantees $13 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $7 million of the $13 million of guarantees. These guarantees expire between 2008 and 2014.

Other than the performance bond discussed above, there is no collateral held by a third party which BNSF could obtain and liquidate to recover any amounts paid under the above guarantees.

Other than amounts recorded for capitalized obligations, none of the guarantees above are recorded in the Consolidated Financial Statements of the Company. BNSF does not expect performance under these guarantees to have a material effect on the Company in the foreseeable future.

Indemnities

In the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. In general, these clauses are customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and/or agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Due to the uncertainty of whether the events which would trigger the indemnification obligations will ever occur and, if they did, the extent of the liability which would thereby result, the exposure for future indemnification payments cannot be estimated with any amount of certainty. However, the Company does not believe, based on information available, that these indemnity agreements will have a material adverse effect on the Company’s results of operation, financial position or liquidity.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

The Company recognized personal injury expenses of $52 million and $53 million for the three months ended June 30, 2003 and 2002, respectively, and $100 million and $101 million for the six months ended June 30, 2003 and 2002, respectively. BNSF made payments for personal injuries of $98 million during the first six months of 2003. At June 30, 2003, the Company had recorded liabilities of $498 million related to both asserted and unasserted personal injury claims. Of this amount, $200 million is included in current liabilities. BNSF’s liabilities for both asserted and unasserted personal injury claims are undiscounted.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 420 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expenses of $16 million and $9 million for the three months ended June 30, 2003 and 2002, respectively, and $31 million and $19 million for the six months ended June 30, 2003 and 2002, respectively. BNSF paid $32 million during the first six months of 2003 for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

programs. BNSF has recorded liabilities for remediation and restoration of all known sites of $195 million at June 30, 2003. Of this amount, $48 million is included in current liabilities. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at June 30, 2003, will be paid over the next five years and no individual site is considered to be material.

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

7. Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

Six Months Ended June 30,	2003	2002
Beginning balance at January 1,	$210	$274
Payments	(18)	(31)
Other	(1)	(5)

Ending balance at June 30,	$191	$238

Employee merger and separation liabilities of $191 million are included in the Consolidated Balance Sheets at June 30, 2003, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and other in the Consolidated Income Statements. At June 30, 2003, $35 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $158 million at June 30, 2003. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2003 and approximately 2024.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $15 million at June 30, 2003, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

During the first six months of 2003, the Company recorded a $1 million reversal for certain liabilities associated with the consolidation of clerical functions. These reversals primarily reflect accrued payments related to workforce reductions for positions under collective bargaining agreements where the Company was able to place affected individuals in alternate positions. The remaining liability balance at June 30, 2003, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction, the second quarter 1999 reorganization, and the Merger were $18 million at June 30, 2003. These costs will be paid over the next several years based on deferral elections made by the employees.

8. Common Stock Repurchase Program

During the first six months of 2003, BNSF repurchased 5 million shares of its common stock at an average price of $26.29 per share under the Company’s share repurchase program amounting to a total cost of $123 million. Program-to-date repurchases through June 30, 2003, were 120 million shares at an average price of $25.98 per share, leaving 30 million shares available for repurchase out of the 150 million shares authorized.

9. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 26.8 million and 31.1 million for the three and six months ended June 30, 2003, respectively, and 25.5 million and 25.6 million for the three and six months ended June 30, 2002, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

10. Accounting Pronouncements

In 2001, the Company entered into a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on the BNSF Railway to form San Jacinto Rail Ltd. The purpose of this Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. The Company has determined that San Jacinto Rail Ltd., a previously unconsolidated subsidiary, will be required to be consolidated pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities on July 1, 2003. This consolidation will have a minimal impact to the Company’s financial statements due to the fact that the Company accounted for this investment prior to the adoption of FIN 46 under the equity method of accounting and recorded all losses incurred by the Partnership from inception to date as required by the partnership agreement. The Partnership qualifies as a variable interest entity and the Company is the primary beneficiary.

BNSF Railway has agreed to guarantee debt incurred by the Partnership, which is expected to be $85 million in connection with the construction of this rail line, of which $50 million was outstanding as of June 30, 2003. See Note 5 to the Consolidated Financial Statements for information about BNSF Railway’s guarantee of the Partnership’s debt.

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

Report of Independent Accountants

To the Board of Directors and Shareholders of

Burlington Northern Santa Fe Corporation:

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (“BNSF” or the “Company”) as of June 30, 2003, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for the year then ended (not presented herein), and in our report dated February 6, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of June 30, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

August 5, 2003

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

Results of Operations

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

BNSF recorded net income for the second quarter of 2003 of $200 million, or $0.54 per share compared with second quarter 2002 net income of $194 million, or $0.51 per share. Operating income of $412 million for the second quarter of 2003 was $9 million lower than the second quarter of 2002.

Revenues

The following table presents BNSF’s revenue information by commodity group for the three months ended June 30, 2003 and 2002:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2003	2002	2003	2002	2003	2002
	(in millions)		(in thousands)
Consumer Products	$911	$848	1,085	986	$840	$860
Industrial Products	531	535	354	373	1,500	1,434
Coal	504	488	504	500	1,000	976
Agricultural Products	317	312	186	177	1,704	1,763

Total Freight Revenues	2,263	2,183	2,129	2,036	$1,063	$1,072

Other Revenues	31	24

Total Operating Revenues	$2,294	$2,207

Freight revenues for the second quarter of 2003 were $2.3 billion, up 4 percent compared with the same 2002 period. Freight revenues in the second quarter of 2003 included increased fuel surcharges, including rate index increases, of $24 million compared with the prior year. Average revenue per car/unit decreased 1 percent in the second quarter of 2003 to $1,063 from $1,072 in the second quarter of 2002.

Consumer Products revenues of $911 million for the second quarter of 2003 were $63 million, or 7 percent, greater than the second quarter of 2002. The increase in Consumer Products revenue is primarily due to increased volumes in the international, truckload and perishables sectors driven by market share gains and growth in existing business. The reduction in average revenue per unit of 2 percent is primarily related to double-digit growth in the international sector, which has lower average revenue per unit.

Industrial Products revenues decreased $4 million, or 1 percent, to $531 million for the second quarter of 2003. Revenue gains in both the building products and construction products sectors were more than offset by weak demand in the petroleum products and chemical and plastics products sectors. Rate increases along with fuel surcharges contributed to a 5 percent increase in average revenue per car.

Coal revenues of $504 million for the second quarter of 2003 increased $16 million, or 3 percent, versus the same period a year ago. The increase is a result of slightly stronger utility demand and index-driven rate increases, which also helped increase the average revenue per car 2 percent.

Agricultural Products revenues of $317 million for the second quarter of 2003 were $5 million, or 2 percent, higher than revenues for the second quarter of 2002. Revenues were up largely due to increased ethanol shipments from plants in the Midwest to California and increased shipments of a by-product of ethanol processing. Average revenue per car is down 3 percent due to high volumes of new shorter haul corn business.

Expenses

Total operating expenses for the second quarter of 2003 were $1,882 million, an increase of $96 million, or 5 percent, versus the same 2002 period primarily related to fuel expense, higher volumes handled and lower gains from property dispositions.

Fuel expenses of $263 million for the second quarter of 2003 were $56 million, or 27 percent, higher than the second quarter of 2002. The increase in fuel expense was primarily the result of a 16-cent ($46 million) increase in the average all-in cost per gallon of diesel fuel. The increase in the average all-in cost per gallon of diesel fuel includes a 16-cent increase ($46 million) in the average purchase price and a hedge benefit of 3-cents ($7 million). The hedge benefit for the same period in 2002 was 3-cents per gallon ($7 million). Consumption in the second quarter of 2003 was 297 million gallons, an increase of 5 percent compared with the same 2002 period.

Compensation and benefits expenses of $699 million were $1 million, or less than 1 percent, higher than the second quarter of 2002. This increase primarily reflects higher volumes and inflation substantially offset by lower headcount and incentive compensation accruals.

Purchased services of $312 million for the second quarter of 2003 were $30 million, or 11 percent, higher than the second quarter of 2002. This primarily reflects higher IT outsourcing costs as a result of the computing infrastructure outsourcing agreement entered into in 2002 and increased locomotive maintenance costs and logistics related services.

Depreciation and amortization expenses of $225 million for the second quarter of 2003 were $6 million, or 3 percent, lower than the same period in 2002, primarily due to the implementation of Statement of Financial Accounting Standards (SFAS) No. 143 as well as new depreciation rates for locomotives partially offset by normal capital expenditure increases.

Equipment rents expenses for the second quarter of 2003 of $180 million were $3 million, or 2 percent, higher than the second quarter of 2002. The increase is primarily due to additional locomotives under lease.

Materials and other expenses of $203 million for the second quarter of 2003 were $12 million, or 6 percent, higher than the second quarter of 2002 principally due to lower gains from property dispositions partially offset by decreased locomotive material costs.

Interest expense of $106 million for the second quarter of 2003 was $1 million higher than the second quarter of 2002. This increase was primarily the result of higher average debt outstanding partially offset by lower average interest rates and a higher net interest rate hedge benefit.

The effective tax rate for the second quarter of 2003 was 34.0 percent compared to 37.5 percent for the prior year period. The decrease in the effective tax rate primarily reflects a tax settlement attributable to prior years that settled favorably in the second quarter of 2003.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

BNSF recorded net income for the first six months of 2003 of $387 million, or $1.04 per share after the cumulative effect of an accounting change of $39 million, net of tax, or $0.10 per diluted share, compared with the first six months of 2002 net income of $366 million, or $0.95 per share. Operating income of $758 million for the first six months of 2003 was $43 million lower than the first six months of 2002.

The cumulative effect of an accounting change was the result of adopting SFAS No. 143, Accounting for Asset Retirement Obligations. The $39 million, net of tax, represents the cumulative effect of adopting SFAS No. 143 for years prior to 2003. The Company anticipates that the adoption of SFAS No. 143 will have an insignificant impact on full year 2003 Income before cumulative effect of accounting change. See Note 1 to the Consolidated Financial Statements.

Revenues

The following table presents BNSF’s revenue information by commodity group for the six months ended June 30, 2003 and 2002:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2003	2002	2003	2002	2003	2002
	(in millions)		(in thousands)
Consumer Products	$1,759	$1,626	2,091	1,866	$841	$871
Industrial Products	1,042	1,026	697	705	1,495	1,455
Coal	989	996	991	1,011	998	985
Agricultural Products	675	673	392	381	1,722	1,766

Total Freight Revenues	4,465	4,321	4,171	3,963	$1,070	$1,090

Other Revenues	61	49

Total Operating Revenues	$4,526	$4,370

Freight revenues for the first six months of 2003 were $4.5 billion, up 3 percent compared with the same 2002 period. Freight revenues in the first six months of 2003 included increased fuel surcharges, including rate index increases, of $43 million compared with the prior year. Average revenue per car/unit decreased 2 percent in the first six months of 2003 to $1,070 from $1,090 in the first six months of 2002.

Consumer Products revenues of $1,759 million for the first six months of 2003 were $133 million, or 8 percent, greater than the first six months of 2002. The increase in Consumer Products revenue is primarily due to increased volumes in the international, truckload and perishables sectors. The reduction in revenue per unit of 3 percent is primarily related to the double-digit growth in the international sector, which has lower average revenue per unit.

Industrial Products revenues increased $16 million, or 2 percent, to $1,042 million for the first six months of 2003. The revenue increase is primarily due to increased traffic in the construction products sector and increased military, lumber and paper traffic in the building products sector, which were somewhat offset by lower plastics traffic. Rate increases along with some fuel surcharges contributed to a 3 percent increase in average revenue per car.

Coal revenues of $989 million for the first six months of 2003 decreased $7 million, or less than 1 percent, versus the same period a year ago. The decrease is a result of lower volumes from the first quarter draw-down of utility stockpiles and plant shutdowns offset by slightly stronger second quarter demand. The increase in average revenue per car of 1 percent is primarily related to index-driven rate increases.

Agricultural Products revenues of $675 million for the first six months of 2003 were $2 million higher than revenues for the first six months of 2002. This increase is primarily due to increased ethanol and animal feeds shipments offset by lower overall corn and wheat exports to the Pacific Northwest and Gulf of Mexico. The decrease in revenue per unit of 2 percent is primarily due to an overall decrease in average length of haul also caused by the reduced exports.

Expenses

Total operating expenses for the first six months of 2003 were $3,768 million, an increase of $199 million, or 6 percent, versus the same 2002 period primarily related to fuel expense, higher volumes handled and lower gains from property dispositions.

Fuel expenses of $537 million for the first six months of 2003 were $146 million, or 37 percent, higher than the first six months of 2002. The increase in fuel expense was primarily the result of a 22-cent ($130 million) increase in the average all-in cost per gallon of diesel fuel. The increase in the average all-in cost per gallon of diesel fuel includes a 27-cent increase ($158 million) in the average purchase price and a hedge benefit of 5-cents ($32 million). The hedge benefit for the same period in 2002 was less than 1-cent per gallon ($4 million). Consumption in the first six months of 2003 was 589 million gallons, an increase of 4 percent compared with the same 2002 period.

Compensation and benefits expenses of $1,416 million were flat as compared to the first six months of 2002. Higher volumes and inflation were offset by lower headcount and incentive compensation accruals.

Purchased services of $613 million for the first six months of 2003 were $56 million, or 10 percent, higher than the first six months of 2002. This primarily reflects higher IT outsourcing costs as a result of the computing infrastructure outsourcing agreement entered into in 2002 and increased locomotive maintenance costs and logistics related services.

Depreciation and amortization expenses of $451 million for the first six months of 2003 were $10 million, or 2 percent, lower than the same period in 2002, primarily due to the implementation of SFAS No. 143 as well as new depreciation rates for locomotives partially offset by normal capital expenditure increases.

Equipment rents expenses for the first six months of 2003 of $349 million were $3 million, or less than 1 percent, lower than the first six months of 2002. The decrease is primarily due to increased utilization of BNSF owned and leased equipment.

Materials and other expenses of $402 million for the first six months of 2003 were $10 million, or 3 percent, higher than the first six months of 2002 principally due to lower gains from property dispositions partially offset by decreased locomotive material costs.

Interest expense of $212 million for the first six months of 2003 was $2 million, or 1 percent, lower than the first six months of 2002. This decrease was primarily the result of lower average interest rates and a higher net interest rate hedge benefit partially offset by higher average debt outstanding.

The effective tax rate for the first six months of 2003 was 35.8 percent compared to 37.5 percent for the prior year period. The decrease in the effective tax rate primarily reflects a tax settlement attributable to prior years that settled favorably in the second quarter of 2003.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, through leasing of assets and through the sale of a portion of accounts receivable.

Operating Activities

Net cash provided by operating activities was $891 million for the six months ended June 30, 2003, compared with $882 million for the six months ended June 30, 2002. The increase was primarily the result of lower employee merger and separation costs paid and changes in working capital, partially offset by lower net income before the cumulative effect of adopting SFAS No. 143.

Investing Activities

Net cash used for investing activities was $867 million for the six months ended June 30, 2003, compared with $739 million for the six months ended June 30, 2002. Investing activities for the six months ended June 30, 2003, include $835 million of capital expenditures, as discussed below, and $32 million of other investing activities. The decrease in the use of cash for other investing activities primarily reflects decreases in capitalized expenditures for retired track structure removal costs as a result of the implementation of SFAS No. 143.

A breakdown of cash capital expenditures for the six months ended June 30, 2003 and 2002, is set forth in the following table (in millions):

Six Months Ended June 30,	2003	2002
Maintenance of Way	$497	$455
Mechanical	48	62
Information Services	25	41
Other	38	27

Total Maintenance of Business	$608	$585
New Locomotive Acquisitions	156	—
Terminal and Line Expansion	67	49
Other Projects	4	7

Total	$835	$641

The increase in cash capital expenditures in the first six months of 2003 is primarily related to new locomotive acquisitions.

Planned capital expenditures for 2003 disclosed in BNSF’s Annual Report on Form 10-K were approximately $1.4 billion. The plan has been updated to slightly over $1.6 billion, primarily due to $156 million of locomotive acquisitions, which were originally planned to be leased, as well as an increase in planned expansion capital expenditures related to continuing strong growth and outlook in the Company’s intermodal sectors.

BNSF has agreed to acquire 915 locomotives by 2008. Through June 30, 2003, BNSF has acquired 201 of the 915 locomotives. The 201 acquired locomotives were financed through a combination of operating leases and cash from operations. The remaining locomotives under these agreements will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases and debt issuances. The decision on the method used for particular acquisition financings will depend on market conditions and other factors.

Financing Activities

Net cash used for financing activities during the first six months of 2003 was $9 million, primarily related to additional net borrowings of $188 million and proceeds from stock options exercised of $18 million, more than offset by common stock repurchases of $123 million and dividend payments of $89 million.

Aggregate debt due to mature within one year is $153 million. BNSF’s ratio of net debt to total capital (net debt is calculated as total debt less Cash and cash equivalents, and capitalization is calculated as the sum of net debt and Total stockholders’ equity) was 46.2 percent at June 30, 2003 compared to 46.1 at December 31, 2002.

Six Months Ended June 30, 2003

In May 2003, BNSF issued $250 million of 4.30 percent notes due July 1, 2013. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

As of June 30, 2003, the Company has $750 million of debt capacity available under its shelf registration.

In January 2003, the Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

Six Months Ended June 30, 2002

In June 2002, BNSF issued $300 million of 5.90 percent notes due July 1, 2012. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

Dividends

Common stock dividends declared for the six months ended June 30, 2003 and 2002, were $0.24 per share, respectively. Dividends paid on common stock during the first six months of 2003 and 2002 were $89 million and $92 million, respectively. On April 17, 2003, the Board of Directors (the Board) declared a quarterly dividend of $0.12 per share on outstanding shares of common stock, $0.01 par value, payable July 1, 2003, to stockholders of record on June 10, 2003. On July 17, 2003, the Board approved a dividend increase and declared a quarterly common stock dividend of $0.15 per share on its outstanding shares of common stock, $0.01 par value, payable October 1, 2003 to shareholders of record on September 10, 2003.

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

During the first six months of 2003, BNSF repurchased 5 million shares of its common stock at an average price of $26.29 per share under the Company’s share repurchase program amounting to a total cost of $123 million. Program-to-date repurchases through June 30, 2003, were 120 million shares at an average price of $25.98 per share, leaving 30 million shares available for repurchase out of the 150 million shares authorized.

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

Credit Agreements

BNSF issues commercial paper from time to time that is supported by bank revolving credit agreements. At June 30, 2003, there were no borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. As of June 30,

2003, the bank revolving credit agreements allow borrowings of up to $1.2 billion. In June 2003, the Company reduced its $750 million short-term facility to $700 million and extended its expiration date to June 2004. The Company has the ability to have any amounts then outstanding mature as late as June 2005. Also, in June 2003, the Company reduced its $750 million long-term facility to $500 million and extended its expiration date to June 2008. Annual facility fees are currently 0.100 percent and 0.150 percent for the short-term and long-term facilities, respectively. Both rates are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The Company classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and, at June 30, 2003, the Company was in compliance.

The maturity value of commercial paper outstanding as of June 30, 2003 was $617 million, reducing the total capacity available under the revolving credit agreements to approximately $583 million. Included in the $617 million maturity value of commercial paper is $268 million issued to a consolidated subsidiary of BNSF that is eliminated upon consolidation.

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation (SFRC), as described in Note 4 of the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. SFRC renewed $350 million of the $700 million accounts receivables facility, effective in June 2003, for an additional 364 days. In addition, SFRC entered into a separate $350 million receivables facility, effective in June 2003, with a five-year term. The commitment of the investors to purchase undivided interests under the A/R facilities is currently scheduled to expire in June 2004 and June 2008, respectively. At June 30, 2003, investor interests of $625 million were outstanding under the $700 million accounts receivable facilities.

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

Fuel Hedges

From July 1, 2003 through July 25, 2003, the Company entered into additional swap and costless collar agreements utilizing NYMEX #2 Heating Oil (HO) and West Texas Intermediate (WTI) crude oil. The supporting tables below provide fuel hedge data for hedges entered into subsequent to the end of the second quarter period.

	Quarter Ended		Total
2003	September 30,	December 31,
HO Collars
Gallons hedged (in millions)	—	9.45	9.45
Average cap price (per gallon)	—	$0.85	$0.85
Average floor price (per gallon)	—	$0.77	$0.77

	Quarter Ended				Annual
2004	March 31,	June 30,	September 30,	December 31,
HO Collars
Gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per gallon)	$0.83	—	—	—	$0.83
Average floor price (per gallon)	$0.75	—	—	—	$0.75

WTI Collars
Barrels hedged (in thousands)	—	150	225	150	525
Equivalent gallons hedged (in millions)	—	6.30	9.45	6.30	22.05
Average cap price (per barrel)	—	$28.60	$27.90	$27.30	$27.93
Average floor price (per barrel)	—	$24.20	$23.70	$22.90	$23.61

	Quarter Ended				Annual
2005	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	225	—	150	150	525
Equivalent gallons hedged (in millions)	9.45	—	6.30	6.30	22.05
Average swap price (per barrel)	$24.80	—	$24.25	$24.10	$24.44

	Quarter Ended				Annual
2006	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average swap price (per barrel)	$24.15	—	—	—	$24.15

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

In June 2003, the National Carriers’ Conference Committee (NCCC), BNSF’s multi-employer collective bargaining representative, reached a tentative agreement with the Brotherhood of Railroad Signalmen (BRS) resolving wage, work rule and benefit issues through 2004, incorporating terms similar to those in the Transportation Communications Union (TCU) settlement. The agreement is subject to ratification by the union’s members, a process likely to be concluded in September 2003. BRS represents BNSF’s signal system maintenance employees, approximately 5 percent of the unionized workforce.

In late 2002, the NCCC reached a procedural agreement with the TCU providing for final and binding arbitration of wage and benefit issues through 2004. This agreement averted the possibility of self help by the parties over bargaining round issues. The arbitrator conducted hearings in the case commencing January 20, 2003, and issued a final and binding decision on January 23, 2003. The arbitration result led to formal agreements signed by the parties in March 2003, which have settled wage, work rule and medical benefit issues between the participating railroads and TCU, through 2004. TCU represents BNSF’s clerks, carmen and patrolmen, who make up about 15 percent of BNSF’s unionized workforce.

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

The NCCC reached a final agreement in August 2002, with the United Transportation Union (UTU) covering wage, work rule, and locomotive remote control issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, which represent approximately 30 percent of BNSF’s unionized workforce. The agreement also creates a final and binding process for resolving health and welfare issues, mainly involving employees sharing in rising benefit costs. The agreement commits each side to participate in a study and negotiation period, during which the parties would examine alternative ways to control rising healthcare costs. The parties have met extensively on this issue in the first half of 2003, in an effort to reach a definitive agreement on the solution. Failing these efforts, BNSF and the other participating railroads will likely send unresolved health and welfare issues with UTU to final and binding arbitration.

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

Accounting Pronouncements

In 2001, the Company entered into a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on the BNSF Railway to form San Jacinto Rail Ltd. The purpose of this Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. The Company has determined that San Jacinto Rail Ltd., a previously unconsolidated subsidiary, will be required to be consolidated pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities on July 1, 2003. This consolidation will have a minimal impact to the Company’s financial statements due to the fact that the Company accounted for this investment prior to the adoption of FIN 46 under the equity method of accounting and recorded all losses incurred by the Partnership from inception to date as required by the partnership agreement. The Partnership qualifies as a variable interest entity and the Company is the primary beneficiary.

BNSF Railway has agreed to guarantee debt incurred by the Partnership, which is expected to be $85 million in connection with the construction of this rail line, of which $50 million was outstanding as of June 30, 2003. See Note 5 to the Consolidated Financial Statements for information about BNSF Railway’s guarantee of the Partnership’s debt.

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

Commodity Price Sensitivity

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of June 30, 2003, are based on the front month settlement prices of West Texas Intermediate crude oil (WTI) and NYMEX #2 heating oil (HO). For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI, and HO. See Note 2 to the Consolidated Financial Statements for fuel hedging information.

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

WTI fuel hedges outstanding at June 30, 2003 were as follows:

	Quarter Ended		Total
2003	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	600	600	1,200
Equivalent gallons hedged (in millions)	25.20	25.20	50.40
Average swap price (per barrel)	$20.59	$20.67	$20.63
Fair value (in millions)	$5	$5	$10

WTI Collars
Barrels hedged (in thousands)	1,800	1,650	3,450
Equivalent gallons hedged (in millions)	75.60	69.30	144.90
Average cap price (per barrel)	$26.52	$25.92	$26.24
Average floor price (per barrel)	$22.14	$21.52	$21.84
Fair value (in millions)	$6	$5	$11

	Quarter Ended				Annual
2004	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	525	525	525	675	2,250
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	28.35	94.50
Average swap price (per barrel)	$20.68	$20.64	$20.61	$21.34	$20.85
Fair value (in millions)	$3	$3	$3	$2	$11

WTI Collars
Barrels hedged (in thousands)	1,500	2,700	2,550	2,400	9,150
Equivalent gallons hedged (in millions)	63.00	113.40	107.10	100.80	384.30
Average cap price (per barrel)	$27.06	$26.54	$26.15	$25.88	$26.34
Average floor price (per barrel)	$22.50	$21.99	$21.57	$21.30	$21.78
Fair value (in millions)	$2	$3	$3	$2	$10

	Quarter Ended				Annual
2005	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	375	375	525	525	1,800
Equivalent gallons hedged (in millions)	15.75	15.75	22.05	22.05	75.60
Average swap price (per barrel)	$23.93	$23.82	$23.97	$23.89	$23.91
Fair value (in millions)	$—	$—	$—	$—	$—

WTI Collars
Barrels hedged (in thousands)	2,475	2,325	1,650	975	7,425
Equivalent gallons hedged (in millions)	103.95	97.65	69.30	40.95	311.85
Average cap price (per barrel)	$25.75	$25.64	$25.48	$25.12	$25.57
Average floor price (per barrel)	$21.13	$21.02	$20.88	$20.57	$20.96
Fair value (in millions)	$2	$1	$1	$1	$5

	Quarter Ended				Annual
2006	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	675	—	—	—	675
Equivalent gallons hedged (in millions)	28.35	—	—	—	28.35
Average swap price (per barrel)	$23.79	$—	$—	$—	$23.79
Fair value (in millions)	$—	$—	$—	$—	$—

WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$26.20	$—	$—	$—	$26.20
Average floor price (per barrel)	$21.60	$—	$—	$—	$21.60
Fair value (in millions)	$—	$—	$—	$—	$—

HO fuel hedges outstanding at June 30, 2003 were as follows:

	Quarter Ended		Total
2003	September 30,	December 31,
HO Collars
Gallons hedged (in millions)	66.15	69.30	135.45
Average cap price (per gallon)	$0.77	$0.78	$0.78
Average floor price (per gallon)	$0.69	$0.70	$0.70
Fair value (in millions)	$3	$3	$6

	Quarter Ended				Annual
2004	March 31,	June 30,	September 30,	December 31,
HO Collars
Gallons hedged (in millions)	50.40	—	—	—	50.40
Average cap price (per gallon)	$0.76	$—	$—	$—	$0.76
Average floor price (per gallon)	$0.68	$—	$—	$—	$0.68
Fair value (in millions)	$2	$—	$—	$—	$2

At June 30, 2003, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure.

The Company entered into fuel hedge transactions between July 1, 2003 and July 21, 2003. See Other Matters: Fuel Hedges in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

All swap transactions outstanding with an interest rate component are reflected in the table below.

	June 30, 2003
	Maturity Date						Total	Fair Value
	2003	2004	2005	2006	2007	There- after
Fair Value Hedges
Fixed to variable swaps (in millions)	—	$100	$300	—	$300	$200	$900	$93
Average fixed rate	—	8.63%	6.38%	—	7.88%	6.13%	7.07%
Average floating rate	—	5.59%	2.58%	—	3.89%	1.59%	3.13%

At June 30, 2003, the Company had no outstanding interest rate cash flow hedges or treasury locks.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, BNSF’s principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated: August 6, 2003

S-1

BURLINGTON NORTHERN SANTA FE CORPORATION

Exhibit Index

10.1	Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan as amended and restated July 17, 2003

10.2	Termination Agreement dated May 22, 2003 between BNSF and Charles L. Schultz

10.3	Retirement Benefit Agreement dated May 22, 2003 between BNSF and Charles L. Schultz

10.4	Burlington Northern Santa Fe Achievement Award Program as amended and restated April 17, 2003

12.1	Computation of Ratio of Earnings to Fixed Charges

15.1	Independent Accountants’ Awareness Letter

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

E-1