Form 10-Q
period 2003-09-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2003-10-31
CIK 934612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 24, 2003
Common stock, $.01 par value	371,220,104 shares

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$2,395	$2,308	$6,921	$6,678

Operating expenses:
Compensation and benefits	764	732	2,181	2,151
Purchased services	314	302	927	858
Depreciation and amortization	232	235	683	696
Equipment rents	180	182	529	534
Fuel	260	215	797	606
Materials and other	215	223	616	613

Total operating expenses	1,965	1,889	5,733	5,458

Operating income	430	419	1,188	1,220
Interest expense	106	107	318	321
Other (income) expense, net	(4)	5	1	7

Income before income taxes and cumulative effect of accounting change	328	307	869	892
Income tax expense	125	115	318	334

Income before cumulative effect of accounting change	$203	$192	$551	$558
Cumulative effect of accounting change, net of tax	—	—	39	—

Net income	$203	$192	$590	$558

Earnings per share:
Basic earnings per share (before cumulative effect of accounting change)	$0.55	$0.51	$1.49	$1.47
Basic earnings per share (after cumulative effect of accounting change)	$0.55	$0.51	$1.60	$1.47
Diluted earnings per share (before cumulative effect of accounting change)	$0.55	$0.51	$1.48	$1.46
Diluted earnings per share (after cumulative effect of accounting change)	$0.55	$0.51	$1.58	$1.46

Average shares (in millions):
Basic	368.3	376.4	369.6	379.5
Dilutive effect of stock awards	3.1	3.1	2.8	2.9

Diluted	371.4	379.5	372.4	382.4

Dividends declared per share	$0.15	$0.12	$0.39	$0.36

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, shares in thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$30	$28
Accounts receivable, net	158	141
Materials and supplies	217	226
Current portion of deferred income taxes	323	314
Other current assets	111	82

Total current assets	839	791

Property and equipment, net	24,827	24,022
Other assets	1,004	954

Total assets	$26,670	$25,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,049	$1,918
Long-term debt due within one year	143	173

Total current liabilities	2,192	2,091

Long-term debt and commercial paper	6,826	6,641
Deferred income taxes	7,308	6,975
Casualty and environmental liabilities	444	444
Minimum pension liability	368	368
Employee merger and separation costs	151	170
Other liabilities	1,129	1,146

Total liabilities	18,418	17,835

Commitments and contingencies (see Notes 2, 5, and 6)
Stockholders’ equity:
Common stock, $.01 par value, 600,000 shares authorized; 498,785 shares and 496,683 shares issued, respectively	5	5
Additional paid-in capital	5,712	5,664
Retained earnings	6,070	5,625
Treasury stock, at cost, 127,754 shares and 120,905 shares, respectively	(3,296)	(3,114)
Unearned compensation	(41)	(39)
Accumulated other comprehensive loss	(198)	(209)

Total stockholders’ equity	8,252	7,932

Total liabilities and stockholders’ equity	$26,670	$25,767

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Nine Months Ended September 30,	2003	2002
OPERATING ACTIVITIES
Net income	$590	$558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	683	696
Deferred income taxes	292	286
Employee merger and separation costs paid	(37)	(48)
Cumulative effect of accounting change, net of tax	(39)	—
Other, net	(36)	(32)
Changes in current assets and liabilities:
Accounts receivable, net	(16)	(36)
Materials and supplies	9	1
Other current assets	(19)	(46)
Accounts payable and other current liabilities	108	100

Net cash provided by operating activities	1,535	1,479

INVESTING ACTIVITIES
Capital expenditures	(1,313)	(1,016)
Other, net	(61)	(127)

Net cash used for investing activities	(1,374)	(1,143)

FINANCING ACTIVITIES
Net increase in commercial paper and bank borrowings	35	40
Proceeds from issuance of long-term debt	265	300
Payments on long-term debt	(167)	(273)
Dividends paid	(135)	(138)
Proceeds from stock options exercised	23	40
Purchase of BNSF common stock	(178)	(281)
Other, net	(2)	(3)

Net cash used for financing activities	(159)	(315)

Increase in cash and cash equivalents	2	21
Cash and cash equivalents:
Beginning of period	28	26

End of period	$30	$47

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$340	$350
Income taxes paid, net	$18	$49

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF’s consolidated financial position as of September 30, 2003 and the results of operations for the three and nine month periods ended September 30, 2003 and 2002 have been included.

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

The net cumulative effect of adopting SFAS No. 143 for years prior to 2003 was an increase to Net income of $39 million, net of tax, or $0.11 per share (basic and diluted), which is reflected in the cumulative effect adjustment recorded in the first quarter of 2003. The net effect of adoption of SFAS No. 143 on the nine month period ended September 30, 2003 is an increase to Income before cumulative effect of accounting change of $6 million, net of tax, or $0.02 per share (basic and diluted). The Company’s liability for legally obligated asset retirement costs is $4 million at September 30, 2003.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table presents the pro forma net income and earnings per share if SFAS No. 143 would have been applied retroactively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Net income as reported	$203	$192	$590	$558
Pro forma net income	$203	$189	$551	$548

Earnings per share
Basic – as reported	$0.55	$0.51	$1.60	$1.47

Basic – pro forma	$0.55	$0.50	$1.49	$1.44

Diluted – as reported	$0.55	$0.51	$1.58	$1.46

Diluted – pro forma	$0.55	$0.50	$1.48	$1.43

Stock Options

The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based plans. In accordance with APB Opinion 25, the Company records the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense has been recognized for its fixed stock option plans as the exercise price equals the stock price on the date of grant. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Net income, as reported	$203	$192	$590	$558

Stock-based employee compensation expense included in reported net income, net of related tax effects	3	3	8	7

Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(10)	(9)	(26)	(23)

Pro forma net income	$196	$186	$572	542

Earnings per share:
Basic – as reported	$0.55	$0.51	$1.60	$1.47

Basic – pro forma	$0.53	$0.49	$1.55	$1.43

Diluted – as reported	$0.55	$0.51	$1.58	$1.46

Diluted – pro forma	$0.53	$0.49	$1.54	$1.41

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2. Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheets, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income (AOCI) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel

Fuel costs represented 14 and 11 percent of total operating expenses during the nine months ended September 30, 2003 and 2002, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first nine months of 2003 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of September 30, 2003, BNSF had entered into fuel swap and costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

During the third quarter of 2003, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of 233 million gallons of fuel at an average price of approximately $0.74 per gallon, and costless collar agreements utilizing HO to hedge the equivalent of approximately 47 million gallons of fuel with an average cap price of $0.83 per gallon and an average floor price of $0.75 per gallon. In addition, the Company converted approximately 413 million gallons of West Texas Intermediate crude oil (WTI) collars and 50 million gallons of HO collars into HO swaps. These HO swaps have an average price of $0.70 per gallon. The following tables provide fuel hedge data based upon the quarter being hedged for all HO fuel hedges outstanding at September 30, 2003.

2003	Quarter Ended December 31,
HO Collars
Gallons hedged (in millions)	91.35
Average cap price (per gallon)	$0.80
Average floor price (per gallon)	$0.72
Fair value (in millions)	$2

	Quarter Ended				Annual
2004	March 31,	June 30,	September 30,	December 31,
HO Swaps
Gallons hedged (in millions)	226.80	179.55	151.20	138.60	696.15
Average swap price (per gallon)	$0.75	$0.69	$0.69	$0.70	$0.71
Fair value (in millions)	$6	$4	$3	$4	$17

HO Collars
Gallons hedged (in millions)	25.20	—	—	—	25.20
Average cap price (per gallon)	$0.83	$—	$—	$—	$0.83
Average floor price (per gallon)	$0.75	$—	$—	$—	$0.75
Fair value (in millions)	$—	$—	$—	$—	$—

In addition, BNSF had entered into fuel swap and costless collar agreements utilizing WTI. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 30 cents per gallon.

During the third quarter of 2003, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 66 million gallons of fuel at an average price of approximately $24.52 per barrel. Also, during the third quarter of 2003, the Company entered into costless collar agreements utilizing WTI to hedge the equivalent of approximately 198 million gallons of fuel with an average cap price of $27.65 per barrel and an average floor price of $23.14 per barrel. The following tables provide fuel hedge data based upon the quarter being hedged for all WTI fuel hedges outstanding at September 30, 2003.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2003	Quarter Ended December 31,
WTI Swaps
Barrels hedged (in thousands)	600
Equivalent gallons hedged (in millions)	25.20
Average swap price (per barrel)	$20.67
Fair value (in millions)	$5

WTI Collars
Barrels hedged (in thousands)	1,650
Equivalent gallons hedged (in millions)	69.30
Average cap price (per barrel)	$25.92
Average floor price (per barrel)	$21.52
Fair value (in millions)	$5

	Quarter Ended				Annual
2004	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	525	525	525	675	2,250
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	28.35	94.50
Average swap price (per barrel)	$20.68	$20.64	$20.61	$21.34	$20.85
Fair value (in millions)	$4	$3	$3	$3	$13

WTI Collars
Barrels hedged (in thousands)	—	300	300	375	975
Equivalent gallons hedged (in millions)	—	12.60	12.60	15.75	40.95
Average cap price (per barrel)	$—	$29.40	$28.60	$27.76	$28.52
Average floor price (per barrel)	$—	$25.00	$24.20	$23.30	$24.10
Fair value (in millions)	$—	$—	$—	$—	$—

	Quarter Ended				Annual
2005	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	600	375	825	975	2,775
Equivalent gallons hedged (in millions)	25.20	15.75	34.65	40.95	116.55
Average swap price (per barrel)	$24.26	$23.82	$24.17	$24.15	$24.14
Fair value (in millions)	$1	$—	$1	$1	$3

WTI Collars
Barrels hedged (in thousands)	3,225	3,000	2,025	1,275	9,525
Equivalent gallons hedged (in millions)	135.45	126.00	85.05	53.55	400.05
Average cap price (per barrel)	$26.13	$25.98	$25.79	$25.61	$25.94
Average floor price (per barrel)	$21.53	$21.39	$21.19	$21.05	$21.35
Fair value (in millions)	$3	$3	$2	$2	$10

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Quarter Ended				Annual
2006	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	975	300	—	—	1,275
Equivalent gallons hedged (in millions)	40.95	12.60	—	—	53.55
Average swap price (per barrel)	$23.97	$24.55	$—	$—	$24.11
Fair value (in millions)	$1	$—	$—	$—	$1

WTI Collars
Barrels hedged (in thousands)	600	525	—	—	1,125
Equivalent gallons hedged (in millions)	25.20	22.05	—	—	47.25
Average cap price (per barrel)	$27.00	$27.26	$—	$—	$27.12
Average floor price (per barrel)	$22.38	$22.64	$—	$—	$22.50
Fair value (in millions)	$—	$—	$—	$—	$—

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In addition, the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of 95 million gallons of fuel with an average swap price of $4.16 per barrel. HO-WTI is the difference in price between HO and WTI, therefore a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The following table provides fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding at September 30, 2003.

	Quarter Ended				Annual
2004	March 31,	June 30,	September 30,	December 31,
HO-WTI Swaps
Barrels hedged (in thousands)	525	525	525	675	2,250
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	28.35	94.50
Average swap price (per barrel)	$4.55	$3.17	$3.81	$4.90	$4.16
Fair value (in millions)	$—	$—	$—	$—	$—

As of September 30, 2003, BNSF’s total fuel-hedging program covered approximately 60 percent, 69 percent, 41 percent and 8 percent of estimated fuel purchases for the remainder of 2003, 2004, 2005 and 2006, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Hedge benefit	$14	$17	$44	$23
Tax effect	6	6	17	9

Hedge benefit, net of tax	$8	$11	$27	$14

During the third quarters and first nine months of 2003 and 2002, the ineffective portion of unexpired hedges was de minimis.

The amounts recorded in AOCI in the Consolidated Balance Sheets for fuel hedge transactions were as follows (in millions):

	September 30, 2003	December 31, 2002
Fuel hedging asset	$56	$31
Tax effect	21	12

Amount included in AOCI, net of tax	$35	$19

Settled fuel hedging contracts receivable	$14	$29

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

See Other Matters within Management’s Discussion and Analysis of Financial Condition and Results of Operations for information about fuel hedges entered into after September 30, 2003.

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

The Company enters into interest rate swaps to convert fixed-rate debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of September 30, 2003, BNSF had entered into nine separate swaps on a notional amount of $900 million ($900 million at December 31, 2002) in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF as of September 30, 2003, was 3.06 percent and the average fixed rate BNSF is to receive is 7.07 percent. These swaps will expire between 2004 and 2009.

The amounts recorded in the Consolidated Statements of Income for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Hedge benefit	$9	$7	$26	$18
Tax effect	3	3	10	7

Hedge benefit, net of tax	$6	$4	$16	$11

The amounts recorded in Other assets with a corresponding increase to debt on the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	September 30, 2003	December 31, 2002
Short-term interest rate hedging asset	$10	$5
Long-term interest rate hedging asset	$72	$77

3. Comprehensive Income

Total comprehensive income was comprised of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$203	$192	$590	$558
Other comprehensive income, net of tax	1	2	11	28

Total comprehensive income	$204	$194	$601	$586

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

SFRC renewed $350 million of its $700 million accounts receivable facility, effective June 2003, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivable facility with a five year term in June 2003. The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at September 30, 2003. Outstanding undivided interests held by investors under the A/R sales program were $625 million at September 30, 2003, and $594 million, net of $8 million of excess cash held in the trust, at December 31, 2002. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $827 million and $771 million of receivables transferred by SFRC to the master trust at September 30, 2003 and December 31, 2002, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $202 million and $177 million at September 30, 2003 and December 31, 2002, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivables transferred by SFRC to the master trust less $625 million and $594 million, at September 30, 2003 and December 31, 2002, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. No servicing asset or liability has been recorded since the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in Other expense, net and were $7 million and $10 million for the nine months ended September 30, 2003 and 2002, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 1.1 percent and 2.0 percent in the nine months ended September 30, 2003 and 2002, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer. At both September 30, 2003 and December 31, 2002, $77 million of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At September 30, 2003 and December 31, 2002, $88 million and $82 million, respectively, of such allowances had been recorded.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At September 30, 2003, BNSF Railway was in compliance with these provisions.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Debt

Mortgage Bonds

Nine Months Ended September 30, 2003

In January 2003, the Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

Notes and Debentures

Nine Months Ended September 30, 2003

In September 2003, BNSF gave notice to exercise an option to call $150 million of 7.5 percent bonds due July 2023. The bonds were called in October 2003 at a price of 103.02 percent of par and commercial paper was used to fund the call.

As of September 30, 2003, the Company had $750 million of debt capacity available under its shelf registration.

In May 2003, BNSF issued $250 million of 4.30 percent notes due July 1, 2013. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

Commercial Paper

BNSF issues commercial paper from time to time that is supported by bank revolving credit agreements. At September 30, 2003, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. In June 2003, the Company reduced its $750 million short-term facility to $700 million and extended its expiration date to June 2004. The Company has the ability to have any amounts then outstanding mature as late as June 2005. Also, in June 2003, the Company reduced its $750 million long-term facility to $500 million and extended its expiration date to June 2008. As of September 30, 2003, as a result of these amendments, the bank revolving credit agreements allow borrowings of up to $1.2 billion. Annual facility fees are currently 0.100 percent and 0.150 percent for the short-term and long-term facilities, respectively. Both rates are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The Company classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and, at September 30, 2003, the Company was in compliance.

The maturity value of commercial paper outstanding as of September 30, 2003 was $613 million, reducing the total capacity available under the revolving credit agreements to approximately $587 million. Included in the $613 million maturity value of commercial paper is $258 million issued to a consolidated subsidiary of BNSF that was eliminated upon consolidation.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Guarantees

Debt guaranteed by the Company as of September 30, 2003 is as follows (dollar amounts in millions):

		Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount (a)	Remaining Term (in years)
Counterparty

Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$68	$111	$111	15
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$24	$—	20
Westside Intermodal Transportation Corporation	0.0%	$45	$77	$—	20
San Jacinto Partnership	49.0%	$50	$51	$—	1
All other	0.0%	$12	$15	$6	Various

(a)	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

Kinder Morgan Energy Partners, L.P.

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

Kansas City Terminal Intermodal Transportation Corporation

BNSF Railway and another major railroad jointly and severally guarantee $68 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF has a 25 percent ownership in KCTRC and accounts for its interest using the equity method of accounting.

The Unified Government of Wyandotte County/Kansas City, Kansas and Westside Intermodal Transportation Corporation

Proceeds of guaranteed debt are being used to finance construction of a bridge that will connect BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge will be operated by KCTRC.

San Jacinto Partnership

BNSF agreed to guarantee approximately $85 million of debt, of which $50 million was issued as of September 30, 2003. The proceeds from the debt are being used to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas area. In addition, the San Jacinto Partnership used $22 million of the proceeds to repay all of the interim construction advances previously made by BNSF. As discussed in Note 10 to the Consolidated Financial Statements, the San Jacinto Partnership will likely be consolidated on December 31, 2003.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

All other

BNSF Railway guarantees $12 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $6 million of the $12 million of guarantees. These guarantees expire between 2008 and 2014.

Other than the performance bond discussed above, there is no collateral held by a third party which BNSF could obtain and liquidate to recover any amounts paid under the above guarantees.

Other than the amounts recorded for capitalized obligations, none of the guarantees above are recorded in the Consolidated Financial Statements of the Company. BNSF does not expect performance under these guarantees to have a material effect on the Company in the foreseeable future.

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

The Company recognized personal injury expenses of $52 million and $56 million for the three months ended September 30, 2003 and 2002, respectively, and $153 million and $157 million for the nine months ended September 30, 2003 and 2002, respectively. BNSF made payments for personal injuries of $151 million and $137 million during the first nine months of 2003 and 2002, respectively. At September 30, 2003, the Company had recorded liabilities of $498 million related to both asserted and unasserted personal injury claims. Of this amount, $200 million is included in current liabilities. BNSF’s liabilities for both asserted and unasserted personal injury claims are undiscounted.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 430 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expenses of $11 million and $10 million for the three months ended September 30, 2003 and 2002, respectively, and $42 million and $29 million for the nine months ended September 30, 2003 and 2002, respectively. BNSF paid $41 million and $37 million during the first nine months of 2003 and 2002, respectively for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF has recorded liabilities for remediation and restoration of all known sites of $197 million at September 30, 2003. Of this amount, $51 million is included in current liabilities. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at September 30, 2003, will be paid over the next five years and no individual site is considered to be material.

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

Other Claims and Litigation

BNSF and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, Federal Employers’ Liability Act claims by BNSF Railway employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF’s management that none of these items, when finally resolved, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF. However, an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

7. Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

Nine Months Ended September 30,	2003	2002
Beginning balance at January 1,	$210	$274
Accruals	15	—
Payments	(37)	(48)
Other	(1)	(5)

Ending balance at September 30,	$187	$221

Employee merger and separation liabilities of $187 million are included in the Consolidated Balance Sheets at September 30, 2003, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and other in the Consolidated Income Statements. At September 30, 2003, $36 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $146 million at September 30, 2003. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The Company updated its estimates in the third quarter of 2003 and accrued $3 million of additional expenses related to deferred benefits. The remaining costs will be paid between 2003 and approximately 2024.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $24 million at September 30, 2003. This amount primarily provides for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger, and a separation program announced in July 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The July 2003 separation program resulted in accrued severance costs of approximately $12 million and will affect approximately 150 employees. Reductions related to the July 2003 separation program began in the third quarter with the remaining reductions expected in the fourth quarter of 2003. This liability also includes remaining costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

During the first nine months of 2003, the Company recorded a $1 million reversal for certain liabilities associated with the 1995 consolidation plan. These reversals primarily reflect accrued payments related to workforce reductions for positions under collective bargaining agreements where the Company was able to place affected individuals in alternate positions. The remaining liability balance at September 30, 2003, represents benefits to be paid to employees affected by the clerical consolidation and the separation program for employees being paid up to ten years or in some cases through retirement versus receiving a lump-sum payment.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger were $17 million at September 30, 2003. These costs will be paid over the next several years based on deferral elections made by the employees.

8. Common Stock Repurchase Program

During the first nine months of 2003, BNSF repurchased 7 million shares of its common stock at an average price of $26.78 per share under the Company’s share repurchase program amounting to a total cost of $178 million. Program-to-date repurchases through September 30, 2003, were 122 million shares at an average price of $26.01 per share, leaving 28 million shares available for repurchase out of the 150 million shares authorized.

9. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 24.8 million and 29.0 million for the three and nine months ended September 30, 2003, respectively, and 25.4 million and 25.5 million for the three and nine months ended September 30, 2002, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

10. Accounting Pronouncements

In 2001, the Company entered into a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on the BNSF Railway to form San Jacinto Rail Limited. The purpose of the Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. San Jacinto Rail Limited, an unconsolidated subsidiary, will likely be required to be consolidated by the Company pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, on December 31, 2003. If consolidation is required, it will have a minimal impact to the Company’s financial statements primarily due to the fact that the Company accounted for this investment prior to the adoption of FIN 46 under the equity method of accounting and recorded all losses incurred by the Partnership from inception to date as required by the partnership agreement.

BNSF has agreed to guarantee debt incurred by the Partnership, which is expected to be $85 million in connection with the construction of this rail line, of which $50 million was outstanding as of September 30, 2003. See Note 5 to the Consolidated Financial Statements for information about BNSF’s guarantee of the Partnership’s debt.

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

Report of Independent Accountants

To the Board of Directors and Shareholders of

Burlington Northern Santa Fe Corporation:

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (“BNSF” or the “Company”) as of September 30, 2003, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for the year then ended (not presented herein), and in our report dated February 6, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of September 30, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
October 31, 2003

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

Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

BNSF recorded net income for the third quarter of 2003 of $203 million, or $0.55 per share compared with third quarter 2002 net income of $192 million, or $0.51 per share. Operating income of $430 million for the third quarter of 2003 was $11 million higher than the third quarter of 2002.

Revenues

The following table presents BNSF’s revenue information by commodity group for the three months ended September 30, 2003 and 2002:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2003	2002	2003	2002	2003	2002
	(in millions)		(in thousands)
Consumer Products	$929	$881	1,112	1,037	$835	$850
Industrial Products	554	524	375	370	1,477	1,416
Coal	511	535	519	540	985	991
Agricultural Products	371	342	207	195	1,792	1,754

Total Freight Revenues	2,365	2,282	2,213	2,142	$1,069	$1,065

Other Revenues	30	26

Total Operating Revenues	$2,395	$2,308

Freight revenues for the third quarter of 2003 were $2.4 billion, up 4 percent compared with the same 2002 period. Freight revenues in the third quarter of 2003 included increased fuel surcharges of $22 million compared with the prior year. Average revenue per car/unit increased less than one percent in the third quarter of 2003 to $1,069 from $1,065 in the third quarter of 2002.

Consumer Products revenues of $929 million for the third quarter of 2003 were $48 million, or 5 percent, greater than the third quarter of 2002. The increase in Consumer Products revenue reflects continued growth in the international, truckload and perishable sectors as well as growth in existing business. The reduction in average revenue per unit of 2 percent is primarily related to strong growth in the international sector, which has lower average revenue per unit.

Industrial Products revenues increased $30 million, or 6 percent, to $554 million for the third quarter of 2003. The increase is a result of strong revenue gains in paper, lumber and government traffic in the building products sector and gains across all construction products commodities. Price increases along with fuel surcharges contributed to a 4 percent increase in average revenue per car.

Coal revenues of $511 million for the third quarter of 2003 decreased $24 million, or 5 percent, versus the same period a year ago. The decrease is primarily a result of mine production problems that impacted loadings, utility plant shutdowns and the conversion of a utility plant to natural gas.

Agricultural Products revenues of $371 million for the third quarter of 2003 were $29 million, or 9 percent, higher than revenues for the third quarter of 2002. Revenues were up largely due to an increased wheat crop and a favorable export market. In addition, ethanol shipments from plants in the Midwest to California increased. Average revenue per car was up 2 percent due to increased wheat exports and the longer haul ethanol shipments.

Expenses

Total operating expenses for the third quarter of 2003 were $1,965 million, an increase of $76 million, or 4 percent, versus the same 2002 period primarily related to fuel expense and higher volumes handled.

Fuel expenses of $260 million for the third quarter of 2003 were $45 million, or 21 percent, higher than the third quarter of 2002. The increase in fuel expense was primarily the result of a 13-cent ($37 million) increase in the average all-in cost per gallon of diesel fuel. The increase in the average all-in cost per gallon of diesel fuel includes an 11-cent increase ($34 million) in the average purchase price and a hedge benefit of 4-cents ($14 million). The hedge benefit for the same period in 2002 was 6-cents per gallon ($17 million). Consumption in the third quarter of 2003 was 301 million gallons, an increase of 3 percent compared with the same 2002 period.

Compensation and benefits expenses of $764 million were $32 million, or 4 percent, higher than the third quarter of 2002. This increase primarily reflects higher volumes as well as wage inflation and higher health and welfare costs, partially offset by lower head counts.

Purchased services of $314 million for the third quarter of 2003 were $12 million, or 4 percent, higher than the third quarter of 2002. This increase is primarily due to volume-related intermodal ramp costs and increased locomotive maintenance costs.

Depreciation and amortization expenses of $232 million for the third quarter of 2003 were $3 million, or 1 percent, lower than the same period in 2002, primarily due to the implementation of SFAS No. 143 as well as new depreciation rates for locomotives partially offset by normal capital expenditure increases.

Equipment rents expenses for the third quarter of 2003 of $180 million were $2 million, or 1 percent, lower than the third quarter of 2002 primarily due to decreases in intermodal and carload equipment rents expenses related to changes in business mix resulting in higher use of private trailers and containers, as well as favorable lease renegotiations and short term lease rate incentives partially offset by volume growth.

Materials and other expenses of $215 million for the third quarter of 2003 were $8 million, or 4 percent, lower than the third quarter of 2002 primarily due to decreased locomotive material costs and lower casualty and bad debt expense partially offset by higher employee severance costs.

Interest expense of $106 million for the third quarter of 2003 was $1 million lower than the third quarter of 2002. This decrease was primarily the result of lower average interest rates partially offset by higher average debt outstanding.

Other income was $4 million for the third quarter of 2003 compared to other expense of $5 million in the prior year period. This change is primarily related to a company owned life insurance settlement that occurred in the third quarter of 2003.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

BNSF recorded net income for the first nine months of 2003 of $590 million, or $1.58 per share, which includes the favorable cumulative effect of an accounting change of $39 million, net of tax, or $0.10 per diluted share, compared with the first nine months of 2002 net income of $558 million, or $1.46 per share. Operating income of $1,188 million for the first nine months of 2003 was $32 million lower than the first nine months of 2002.

The $39 million, net of tax, represents the cumulative effect of adopting SFAS No. 143 for years prior to 2003. See Note 1 to the Consolidated Financial Statements.

Revenues

The following table presents BNSF’s revenue information by commodity group for the nine months ended September 30, 2003 and 2002:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2003	2002	2003	2002	2003	2002
	(in millions)		(in thousands)
Consumer Products	$2,688	$2,507	3,203	2,903	$839	$864
Industrial Products	1,596	1,550	1,072	1,075	1,489	1,442
Coal	1,500	1,531	1,510	1,551	993	987
Agricultural Products	1,046	1,015	599	576	1,746	1,762

Total Freight Revenues	6,830	6,603	6,384	6,105	$1,070	$1,082

Other Revenues	91	75

Total Operating Revenues	$6,921	$6,678

Freight revenues for the first nine months of 2003 were $6.8 billion, up 3 percent compared with the same 2002 period. Freight revenues in the first nine months of 2003 included increased fuel surcharges of $64 million compared with the prior year. Average revenue per car/unit decreased 1 percent in the first nine months of 2003 to $1,070 from $1,082 in the first nine months of 2002.

Consumer Products revenues of $2,688 million for the first nine months of 2003 were $181 million, or 7 percent, greater than the first nine months of 2002. The increase in Consumer Products revenue is primarily due to increased volumes in the international, truckload and perishable sectors. The reduction in average revenue per unit of 3 percent is primarily related to the strong growth in the international sector, which has lower average revenue per unit.

Industrial Products revenues increased $46 million, or 3 percent, to $1,596 million for the first nine months of 2003. The revenue increase is primarily due to increased business in steel, clay and minerals in the construction products sector and increased military, lumber and paper traffic in the building products sector, which were somewhat offset by lower plastics traffic. Rate increases along with some fuel surcharges contributed to a 3 percent increase in average revenue per car.

Coal revenues of $1,500 million for the first nine months of 2003 decreased $31 million, or 2 percent, versus the same period a year ago. The decrease is primarily a result of lower volumes from the first quarter draw-down of utility stockpiles, weaker demand due to milder summer weather and weather related mine production problems that impacted loadings. The increase in average revenue per car of 1 percent is primarily related to index-driven rate increases.

Agricultural Products revenues of $1,046 million for the first nine months of 2003 were $31 million, or 3 percent, higher than revenues for the first nine months of 2002. This increase is primarily due to increased ethanol shipments from plants in the Midwest to California and increased shipments of DDGs, a by-product of ethanol processing. The decrease in revenue per unit of 1 percent is primarily due to an overall decrease in average length of haul caused by the reduced exports in the first half of the year.

Expenses

Total operating expenses for the first nine months of 2003 were $5,733 million, an increase of $275 million, or 5 percent, versus the same 2002 period primarily related to fuel expense and higher volumes handled.

Fuel expenses of $797 million for the first nine months of 2003 were $191 million, or 32 percent, higher than the first nine months of 2002. The increase in fuel expense was primarily the result of a 19-cent ($167 million) increase in the average all-in cost per gallon of diesel fuel. The increase in the average all-in cost per gallon of diesel fuel includes a 21-cent increase ($188 million) in the average purchase price and a hedge benefit of 5-cents ($44 million). The hedge benefit for the same period in 2002 was 3-cents per gallon ($23 million). Consumption in the first nine months of 2003 was 890 million gallons, an increase of 4 percent compared with the same 2002 period.

Compensation and benefits expenses of $2,181 million for the first nine months of 2003 were $30 million, or 1 percent higher than the same period in 2002. This increase primarily reflects higher volumes as well as wage inflation and higher health and welfare costs, partially offset by lower head counts.

Purchased services of $927 million for the first nine months of 2003 were $69 million, or 8 percent, higher than the first nine months of 2002. This increase is primarily due to volume-related intermodal ramp and drayage costs and increased locomotive maintenance costs as well as higher information technology outsourcing costs as a result of the computing infrastructure outsourcing agreement entered into in 2002.

Depreciation and amortization expenses of $683 million for the first nine months of 2003 were $13 million, or 2 percent, lower than the same period in 2002, primarily due to the implementation of SFAS No. 143 as well as new depreciation rates for locomotives partially offset by normal capital expenditure increases.

Equipment rents expenses for the nine months ended September 30, 2003 of $529 million were $5 million, or 1 percent, lower than 2002 primarily due to decreases in intermodal and carload equipment rents expenses related to changes in business mix resulting in higher use of private trailers and containers, as well as favorable lease renegotiations and short term lease rate incentives partially offset by volume growth.

Materials and other expenses of $616 million for the first nine months of 2003 were $3 million, or less than 1 percent, higher than the first nine months of 2002 principally due to employee severance costs and lower gains from property dispositions substantially offset by decreased material costs and bad debt expense.

Interest expense of $318 million for the first nine months of 2003 was $3 million, or 1 percent, lower than the first nine months of 2002. This decrease was primarily the result of lower average interest rates partially offset by higher average debt outstanding.

Other expense was $1 million for the first nine months of 2003 compared to other expense of $7 million in the prior year period. This decrease is primarily related to a company owned life insurance settlement that occurred in the third quarter of 2003.

The effective tax rate for the first nine months of 2003 was 36.6 percent compared to 37.5 percent for the prior year period. The decrease in the effective tax rate primarily reflects a tax settlement attributable to prior years that was settled favorably in the second quarter of 2003.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance (including commercial paper), through leasing of assets and through the sale of a portion of its accounts receivable.

Operating Activities

Net cash provided by operating activities was $1,535 million for the nine months ended September 30, 2003, compared with $1,479 million for the nine months ended September 30, 2002. The increase was primarily the result of changes in working capital and lower employee merger and separation costs paid.

Investing Activities

Net cash used for investing activities was $1,374 million for the nine months ended September 30, 2003, compared with $1,143 million for the nine months ended September 30, 2002. Investing activities for the nine months ended September 30, 2003, include $1,313 million of capital expenditures, as discussed below, and $61 million of other investing activities. In other investing activities, the decrease in the use of cash primarily reflects a reduction in capitalized expenditures for retired track structure removal costs as a result of the implementation of SFAS 143.

A breakdown of cash capital expenditures for the nine months ended September 30, 2003 and 2002, is set forth in the following table (in millions):

Nine Months Ended September 30,	2003	2002
Maintenance of Way	$753	$725
Mechanical	84	98
Information Services	42	62
Other	62	51

Total Maintenance of Business	$941	$936
New Locomotive Acquisitions	207	—
Terminal and Line Expansion	154	73
Other Projects	11	7

Total	$1,313	$1,016

The increase in cash capital expenditures in the first nine months of 2003 primarily relates to new locomotive acquisitions, which were purchased in 2003. All locomotives acquired in 2002 were leased.

Planned capital expenditures for 2003 disclosed in BNSF’s Annual Report on Form 10-K were approximately $1.4 billion. The plan has been updated to reflect capital expenditures of about $1.7 billion, primarily due to approximately $250 million of new planned locomotive acquisitions as well as an increase in planned expansion capital related to continuing strong growth and outlook in the Company’s intermodal business.

BNSF has agreed to acquire 915 locomotives by 2008. Through September 30, 2003, BNSF has taken delivery of 237 of the 915 locomotives. Most of the locomotives were financed through a combination of operating leases and cash from operations. The remaining locomotives under these agreements will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases and debt issuances. The decision on the method used for particular acquisition financings will depend on market conditions and other factors.

Financing Activities

Net cash used for financing activities during the first nine months of 2003 was $159 million, primarily related to additional net borrowings of $133 million and proceeds from stock options exercised of $23 million, more than offset by common stock repurchases of $178 million and dividend payments of $135 million.

Aggregate debt due to mature within one year is $143 million. BNSF’s ratio of net debt to total capital (net debt is calculated as total debt less Cash and cash equivalents, and capitalization is calculated as the sum of net debt and Total stockholders’ equity) was 45.7 percent at September 30, 2003 compared to 46.1 at December 31, 2002.

Nine Months Ended September 30, 2003

In September 2003, BNSF gave notice to exercise an option to call $150 million of 7.5 percent bonds due July 2023. The bonds were called in October 2003 at a price of 103.02 percent of par and commercial paper was used to fund the call.

As of September 30, 2003, the Company had $750 million of debt capacity available under its shelf registration.

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

Nine Months Ended September 30, 2002

In June 2002, BNSF issued $300 million of 5.90 percent notes due July 1, 2012. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

Dividends

Common stock dividends declared for the nine months ended September 30, 2003 and 2002, were $0.39 and $0.36 per share, respectively. Dividends paid on common stock during the first nine months of 2003 and 2002 were $135 million and $138 million, respectively. On July 17, 2003, the Board of Directors (the Board) declared a quarterly dividend of $0.15 per share on outstanding shares of common stock, $0.01 par value, payable October 1, 2003, to stockholders of record on September 10, 2003. On October 16, 2003, the Board declared a quarterly common stock dividend of $0.15 per share on its outstanding shares of common stock, $0.01 par value, payable January 2, 2004 to shareholders of record on December 12, 2003.

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

During the first nine months of 2003, BNSF repurchased 7 million shares of its common stock at an average price of $26.78 per share under the Company’s share repurchase program amounting to a total cost of $178 million. Program-to-date repurchases through September 30, 2003, were 122 million shares at an average price of $26.01 per share, leaving 28 million shares available for repurchase out of the 150 million shares authorized.

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

Credit Agreements

BNSF issues commercial paper from time to time that is supported by bank revolving credit agreements. At September 30, 2003, there were no borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. As of September 30, 2003, the bank revolving credit agreements allow borrowings of up to $1.2 billion. Annual facility fees are currently 0.100 percent and 0.150 percent for the short-term and long-term facilities, respectively. Both rates are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The Company classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements and, at September 30, 2003, the Company was in compliance.

The maturity value of commercial paper outstanding as of September 30, 2003 was $613 million, reducing the total capacity available under the revolving credit agreements to approximately $587 million. Included in the $613 million maturity value of commercial paper is $258 million issued to a consolidated subsidiary of BNSF that was eliminated upon consolidation.

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation (SFRC), as described in Note 4 of the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. SFRC renewed $350 million of the $700 million accounts receivables facility, effective in June 2003, for an additional 364 days. In addition, SFRC entered into a separate $350 million receivables facility, effective in June 2003, with a five-year term. The commitment of the investors to purchase undivided interests under the A/R facilities is currently scheduled to expire in June 2004 and June 2008, respectively. At September 30, 2003, investor interests of $625 million were outstanding under the $700 million accounts receivable facilities.

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

Fuel Hedges

From October 1, 2003 through October 24, 2003, the Company terminated 25 million gallons of NYMEX #2 heating oil (HO) collar agreements for the first quarter of 2004 for a gain of less than $1 million. The company also entered into additional swap and costless collar agreements utilizing West Texas Intermediate (WTI) crude oil. The supporting tables below provide fuel hedge data for hedges entered into subsequent to the end of the third quarter period and are based upon the quarter being hedged.

	Quarter Ended
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	—	—	150	—	150
Equivalent gallons hedged (in millions)	—	—	6.30	—	6.30
Average swap price (per barrel)	—	—	$25.55	—	$25.55

	Quarter Ended
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	150	150	—	—	300
Equivalent gallons hedged (in millions)	6.30	6.30	—	—	12.60
Average swap price (per barrel)	$25.50	$25.50	—	—	$25.50

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

In October 2003, the National Carriers’ Conference Committee (NCCC), BNSF’s multi-employer collective bargaining agent, reached a tentative agreement with the Brotherhood of Locomotive Engineers resolving wage, work rule and benefit issues through 2004. The agreement is subject to ratification by the union’s members, a process which should be completed by early December 2003. Once ratified, the agreement will cover all of BNSF’s locomotive engineers, who represent over 15 percent of the company’s unionized work force.

In September 2003, the NCCC reached an agreement with the Brotherhood of Railroad Signalmen (BRS) settling wage, work rule and benefit issues through 2004. The agreement was ratified by the union’s members in September 2003. BRS represents BNSF’s signal system maintenance employees, who comprise approximately 5 percent of the unionized workforce.

In late 2002, the NCCC reached a procedural agreement with the Transportation Communications Union (TCU) providing for final and binding arbitration of wage and benefit issues through 2004. The arbitrator conducted hearings in the case commencing January 20, 2003, and issued a final and binding decision on January 23, 2003. The arbitration resulted in formal agreements signed by the parties in March 2003, which settled wage, work rule and benefit issues between the participating railroads and the TCU through 2004. TCU represents BNSF’s clerks, carmen and patrolmen, who make up about 15 percent of BNSF’s unionized workforce.

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

The NCCC reached an agreement (National Agreement) in August 2002, with the United Transportation Union (UTU) covering wage, work rule, and locomotive remote control issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, which represent approximately 30 percent of BNSF’s unionized workforce. The National Agreement also creates a final and binding process for resolving health and welfare issues, mainly involving employees sharing in rising benefit costs. The National Agreement commits each side to participate in a study and negotiation period, during which the parties would examine alternative ways to control rising healthcare costs. The parties met extensively on this issue through the third quarter of 2003, and have reached a tentative contract resolving the health and welfare related issues. The contract will be submitted to UTU’s members for ratification, and that process is anticipated to be concluded by November 2003. If ratification fails to occur, BNSF and the other participating railroads would promptly send the health and welfare issues with UTU to final and binding arbitration, as provided for in the August 2002 National Agreement.

Since the bargaining round began, two of the nine BNSF UTU general chairmen have contested what BNSF believes is their obligation to address wage, work rule and benefits issues in industry-wide bargaining. This matter has been the subject of litigation in federal court in the District of Columbia. The court of appeals there has sustained BNSF’s position on the key legal principle, remanding the matter to a lower court for application of the law to the particular facts presented in the case. A decision is expected from the lower court in the fourth quarter of 2003. Pending that decision, BNSF has not effected the terms of the National Agreement in connection with the employees represented by the two general chairmen above, although the Company believes and expects that all such employees will be required to accept the National Agreement as a full and final settlement of this bargaining round.

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

Accounting Pronouncements

In 2001, the Company entered into a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on the BNSF Railway to form San Jacinto Rail Limited. The purpose of the Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. San Jacinto Rail Limited, an unconsolidated subsidiary, will likely be required to be consolidated by the Company pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, on December 31, 2003. If consolidation is required, it will have a minimal impact to the Company’s financial statements primarily due to the fact that the Company accounted for this investment prior to the adoption of FIN 46 under the equity method of accounting and recorded all losses incurred by the Partnership from inception to date as required by the partnership agreement.

BNSF has agreed to guarantee debt incurred by the Partnership, which is expected to be $85 million in connection with the construction of this rail line, of which $50 million was outstanding as of September 30, 2003. See Note 5 to the Consolidated Financial Statements for information about BNSF’s guarantee of the Partnership’s debt.

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

Commodity Price Sensitivity

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of September 30, 2003, are based on the front month settlement prices of NYMEX #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI) which is defined as the difference between HO and WTI. (A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge.) For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI, and HO. See Note 2 to the Consolidated Financial Statements for fuel hedging information.

The following tables provide information about BNSF’s diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices, and present notional amounts in gallons and the weighted average contract prices by contractual determination period. The prices included in the following tables do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of commodities hedged and the purchase price of BNSF’s diesel fuel. In addition, WTI prices do not include refining costs.

The following tables provide fuel hedge data based upon the quarter being hedged for all HO fuel hedges outstanding at September 30, 2003.

2003	Quarter Ended December 31,
HO Collars
Gallons hedged (in millions)	91.35
Average cap price (per gallon)	$0.80
Average floor price (per gallon)	$0.72
Fair value (in millions)	$2

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	226.80	179.55	151.20	138.60	696.15
Average swap price (per gallon)	$0.75	$0.69	$0.69	$0.70	$0.71
Fair value (in millions)	$6	$4	$3	$4	$17

HO Collars
Gallons hedged (in millions)	25.20	—	—	—	25.20
Average cap price (per gallon)	$0.83	$—	$—	$—	$0.83
Average floor price (per gallon)	$0.75	$—	$—	$—	$0.75
Fair value (in millions)	$—	$—	$—	$—	$—

The following tables provide fuel hedge data based upon the quarter being hedged for all WTI fuel hedges outstanding at September 30, 2003.

2003	Quarter Ended December 31,
WTI Swaps
Barrels hedged (in thousands)	600
Equivalent gallons hedged (in millions)	25.20
Average swap price (per barrel)	$20.67
Fair value (in millions)	$5

WTI Collars
Barrels hedged (in thousands)	1,650
Equivalent gallons hedged (in millions)	69.30
Average cap price (per barrel)	$25.92
Average floor price (per barrel)	$21.52
Fair value (in millions)	$5

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	525	525	525	675	2,250
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	28.35	94.50
Average swap price (per barrel)	$20.68	$20.64	$20.61	$21.34	$20.85
Fair value (in millions)	$4	$3	$3	$3	$13

WTI Collars
Barrels hedged (in thousands)	—	300	300	375	975
Equivalent gallons hedged (in millions)	—	12.60	12.60	15.75	40.95
Average cap price (per barrel)	$—	$29.40	$28.60	$27.76	$28.52
Average floor price (per barrel)	$—	$25.00	$24.20	$23.30	$24.10
Fair value (in millions)	$—	$—	$—	$—	$—

	Quarter Ended
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	600	375	825	975	2,775
Equivalent gallons hedged (in millions)	25.20	15.75	34.65	40.95	116.55
Average swap price (per barrel)	$24.26	$23.82	$24.17	$24.15	$24.14
Fair value (in millions)	$1	$—	$1	$1	$3

WTI Collars
Barrels hedged (in thousands)	3,225	3,000	2,025	1,275	9,525
Equivalent gallons hedged (in millions)	135.45	126.00	85.05	53.55	400.05
Average cap price (per barrel)	$26.13	$25.98	$25.79	$25.61	$25.94
Average floor price (per barrel)	$21.53	$21.39	$21.19	$21.05	$21.35
Fair value (in millions)	$3	$3	$2	$2	$10

	Quarter Ended
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	975	300	—	—	1,275
Equivalent gallons hedged (in millions)	40.95	12.60	—	—	53.55
Average swap price (per barrel)	$23.97	$24.55	$—	$—	$24.11
Fair value (in millions)	$1	$—	$—	$—	$1

WTI Collars
Barrels hedged (in thousands)	600	525	—	—	1,125
Equivalent gallons hedged (in millions)	25.20	22.05	—	—	47.25
Average cap price (per barrel)	$27.00	$27.26	$—	$—	$27.12
Average floor price (per barrel)	$22.38	$22.64	$—	$—	$22.50
Fair value (in millions)	$—	$—	$—	$—	$—

The following table provides fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding at September 30, 2003.

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,	Annual
HO-WTI Swaps
Barrels hedged (in thousands)	525	525	525	675	2,250
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	28.35	94.50
Average swap price (per barrel)	$4.55	$3.17	$3.81	$4.90	$4.16
Fair value (in millions)	$—	$—	$—	$—	$—

At September 30, 2003, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure.

The Company entered into fuel hedge transactions between October 1, 2003 and October 25, 2003. See Other Matters: Fuel Hedges in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As discussed in Note 2 in the Consolidated Financial Statements, from time to time the Company uses several types of interest rate swaps to minimize exposure to risk. These swaps are accounted for as fair value hedges as required under SFAS No. 133.

All swap transactions outstanding with an interest rate component are reflected in the table below.

	September 30, 2003
	Maturity Date
	2003	2004	2005	2006	2007	There- after	Total	Fair Value
Fair Value Hedges
Fixed to variable swaps (in millions)	—	$100	$300	—	$300	$200	$900	$82
Average fixed rate	—	8.63%	6.38%	—	7.88%	6.13%	7.07%
Average floating rate	—	5.39%	2.60%	—	3.71%	1.62%	3.06%

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

    B. Reports on Form 8-K

Registrant furnished a report on Form 8-K on July 22, 2003 reporting under Item 12 a press release announcing second-quarter 2003 operating results.

Registrant filed a report on Form 8-K on July 17, 2003 reporting under Item 5 an increase in its next quarterly dividend from 12 cents per share to 15 cents per share on outstanding common stock payable October 1, 2003 for shareholders on record as of September 11, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON NORTHERN SANTA FE CORPORATION (Registrant)

By	/s/ Thomas N. Hund
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated: October 31, 2003

S-1

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