Form 10-K
period 2003-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2004-02-13
CIK 934612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes     ✓     No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10.520 billion on June 30, 2003. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 372,258,486 shares outstanding as of February 2, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents from which parts thereof have been incorporated by reference and the part of the Form 10-K into which such information is incorporated:

Burlington Northern Santa Fe Corporation’s definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this report	PART III

ii

PART I

Items 1 and 2.    Business and Properties

Burlington Northern Santa Fe Corporation (BNSF or Company) was incorporated in the State of Delaware on December 16, 1994. On September 22, 1995, the stockholders of Burlington Northern, Inc. (BNI) and Santa Fe Pacific Corporation (SFP) became the stockholders of BNSF pursuant to a business combination of the two companies.

On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company (ATSF) merged with and into Burlington Northern Railroad Company (BNRR), and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company (BNSF Railway). On January 2, 1998, SFP merged with and into BNSF Railway.

Through its subsidiaries, BNSF is engaged primarily in the rail transportation business. At December 31, 2003, BNSF and its subsidiaries had approximately 36,500 employees. The rail operations of BNSF Railway, BNSF’s principal operating subsidiary, comprise one of the largest railroad systems in North America. BNSF Railway’s business and operations are described below.

BNSF’s Internet address is www.bnsf.com. Through this internet website (under the “Investors” link), BNSF makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission. The following documents are also made available on the Company’s website and a copy will be mailed, without charge, upon request to Investor Relations:

•	Code of Business Conduct and Ethics for Directors

•	Code of Ethics for the Chief Executive Officer and Senior Financial Officers

•	Code of Conduct

•	Corporate Governance Guidelines

•	Charters of the Audit, Compensation and Development, and Directors and Corporate Governance Committees

Track Configuration

As of December 31, 2003, BNSF Railway operates over a railroad system consisting of approximately 32,500 route miles of track (excluding second, third and fourth main tracks, yard tracks, and sidings), approximately 24,500 miles of which are owned route miles, including easements, through 28 states and two Canadian provinces. Approximately 8,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over another railroad’s tracks. BNSF Railway operates over other trackage through lease or other contractual arrangements.

As of December 31, 2003, the total BNSF Railway system, including first, second, third and fourth main tracks, yard tracks, and sidings, consists of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 8,500 route miles operated under trackage rights. At December 31, 2003, approximately 26,500 miles of BNSF Railway’s track consists of 112-pound per yard or heavier rail, including approximately 19,500 track miles of 131-pound per yard or heavier rail.

Equipment Configuration

BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock as of the dates shown below:

	At December 31,
	2003	2002	2001
Locomotives	5,377	5,226	5,357
Freight Cars:
Covered Hopper	36,255	37,609	38,007
Gondola	15,327	14,942	15,075
Box-specially equipped	10,021	9,612	9,641
Open Hopper	10,866	10,848	11,094
Flat	7,854	7,946	7,844
Refrigerator	5,427	5,588	5,554
Autorack	827	843	877
Tank	639	501	506
Box-general purpose	31	559	581
Other	302	319	343

Total Freight Cars	87,549	88,767	89,522

Domestic Containers	10,627	8,197	8,259
Domestic Chassis	9,864	8,180	8,205
Company Service Cars	4,028	4,035	4,132
Trailers	2,152	2,163	2,200
Commuter Passenger Cars	163	160	160

The average age from date of manufacture of the locomotive fleet at December 31, 2003, was 15 years; the average age from date of manufacture or remanufacture of the freight car fleet at December 31, 2003, was 16 years. These averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance

Capital Expenditures

A breakdown of the Company’s cash capital expenditures for the three years ended December 31, 2003, is incorporated by reference from a table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings “Liquidity and Capital Resources, Investing Activities.”

BNSF’s planned 2004 cash capital expenditures are incorporated by reference from a table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Introduction.”

Maintenance

As of December 31, 2003, General Electric Company, Alstom Transportation Inc., OmniTRAX Locomotive Services, LLC and the Electro-Motive Division of General Motors Corporation performed locomotive maintenance and overhauls for BNSF Railway at its facilities under various maintenance agreements that covered approximately 3,200 locomotives.

The extent of the BNSF Railway’s track maintenance program is outlined in the following table:

	Year Ended December 31,
	2003	2002	2001
Track miles of rail laid (a)	749	685	891
Cross ties inserted (thousands) (a)	2,353	2,248	2,704
Track resurfaced (miles)	12,399	12,499	11,011

(a)	Includes expenditures for both maintenance of existing route system and expansion projects. These expenditures are primarily capitalized.

BNSF Railway’s planned 2004 track maintenance of way program will result in the installation of approximately 570 track miles of rail, the replacement of about 2.4 million ties, and the resurfacing of approximately 12,000 miles of track.

Property and Facilities

BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars as previously described. It also owns or leases other equipment to support rail operations, including highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 36 major intermodal hubs located across the system as well as 1 intermodal hub center located off-line used in connection with haulage agreements with other railroads. BNSF Railway’s largest intermodal facilities in terms of 2003 volume were:

Intermodal Facilities	Lifts
Hobart Yard (Los Angeles, California)	1,217,000
Corwith Yard (Chicago, Illinois)	697,000
Willow Springs (Illinois)	658,000
San Bernardino (California)	497,000
Alliance (Fort Worth, Texas)	476,000
Cicero (Illinois)	454,000
Argentine (Kansas City, Kansas)	273,000

BNSF Railway owns 25 automotive distribution facilities where automobiles are loaded or unloaded from multi-level rail cars and serves eight port facilities in the United States and Canada.

BNSF Railway’s largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

Classification Yard	Daily Average Cars Processed
Argentine (Kansas City, Kansas)	1,814
Galesburg (Illinois)	1,590
Barstow (California)	1,323
Pasco (Washington)	1,210
Memphis (Tennessee)	938

As of December 31, 2003, certain BNSF Railway properties and other assets are subject to liens securing $391 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and leases, as referred to in Notes 9 and 10 to the Consolidated Financial Statements.

Productivity

Productivity, as measured by thousand gross ton miles per employee, has risen steadily in the last three years as shown in the table below.

	Year Ended December 31,
	2003	2002	2001
Thousand gross ton miles divided by average number of employees	24,875	23,368	22,862

A discussion of Employees and Labor Relations is incorporated by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Other Matters; Employee and Labor Relations.”

Business Mix

In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a range of products and commodities derived from manufacturing, agricultural, and natural resource industries. Accordingly, its financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels. The map below illustrates the Company’s primary routes, including trackage rights, which allow BNSF Railway to access major cities and ports in the western United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF Railway efficiently serves many smaller markets by working closely with the Company’s more than 200 shortline partners. BNSF has also entered into marketing agreements with Canadian National Railway Company and Kansas City Southern Railway Company expanding the marketing reach for the organizations.

Consumer Products:

The Consumer Products’ freight business provided approximately 39 percent of freight revenues in 2003 and consisted of the following business sectors:

•	International. International business consists primarily of container traffic from steamship companies and accounted for approximately 37 percent of total Consumer Products revenues.

•	Direct Marketing. Direct marketing generated approximately 20 percent of total Consumer Products revenues. This business centers around intermodal traffic contracted from parcel shippers such as United Parcel Service and service for nationwide and regional LTL (less-than-truckload) carriers such as Yellow-Roadway Corporation.

•	Truckload. Truckload traffic represented approximately 17 percent of total Consumer Products revenues. This traffic is comprised of business through a joint service arrangement with J.B. Hunt, as well as business from Schneider National and other truckload carriers.

•	Intermodal Marketing Companies. Approximately 10 percent of total Consumer Products revenues was generated through intermodal marketing companies, primarily shipper agents and consolidators.

•	Automotive. The transportation of both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest provided about 8 percent of 2003 total Consumer Products revenue.

•	Perishables and Dry Boxcar. Perishables and Dry Boxcar represented approximately 8 percent of total Consumer Products revenue. This group consists of beverages, canned goods and perishable food items. Other consumer goods handled include cotton, salt, rubber and tires, and miscellaneous boxcar shipments.

Industrial Products:

Industrial Products’ freight business provided approximately 23 percent of BNSF’s freight revenues in 2003 and consisted of the following four business areas:

•	Construction Products. The construction products sector represented approximately 36 percent of total Industrial Products revenue in 2003. This sector serves virtually all of the commodities included in or resulting from the production of steel along with mineral commodities such as clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Industrial taconite, an iron ore derivative produced in northern Minnesota, scrap steel and coal coke are BNSF Railway’s primary input products transported. Finished steel products range from structural beams and steel coils to wire and nails. BNSF Railway links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams and coiled rod for the construction industry. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, are moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and in foundry and oil drilling applications.

•	Building Products. This sector generated approximately 35 percent of total 2003 Industrial Products revenues and includes primary forest product commodities such as lumber, plywood, oriented strand board, particleboard, paper products, pulpmill feedstocks, wood pulp and sawlogs. Also included in this sector are government, machinery and waste traffic. Commodities from this diverse group primarily originate from the Pacific Northwest, Western Canada, upper Midwest, and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper and industrial packaging. Shipments of waste, ranging from municipal waste to contaminated soil, are transported to landfills and reclamation centers across the country. The government and machinery business includes aircraft parts, agricultural and construction machinery, military equipment and large industrial machinery.

•	Chemicals and Plastics. The chemicals and plastics sector represents approximately 16 percent of total 2003 Industrial Products revenues. This group is composed of industrial chemicals and plastics commodities. These commodities include caustic soda, chlorine, industrial gases, acids, polyethylene, polypropylene and polyvinyl chloride. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks, to produce other chemical and plastic products. These commodities originate primarily in the Gulf Coast region for shipment mainly into domestic markets.

•	Petroleum. Commodities included in the petroleum sector are liquefied petroleum gas (LPG), diesel fuels, asphalt, alcohol, solvents, petroleum coke, lubes, oils, waxes and carbon black, which made up 13 percent of total Industrial Products revenues for 2003. Product use varies based on commodity, and includes the use of LPG for heating purposes, diesel fuel and lubes to run heavy machinery, and asphalt for road projects and roofing. Products within this group originate and terminate throughout the BNSF network, with the largest areas of activities being the Texas Gulf, Pacific Northwest, California, Montana and Illinois.

Coal:

As one of the largest transporters of low-sulfur coal in the United States, BNSF Railway hauls enough coal to generate about ten percent of the electricity produced in this country. In 2003, the transportation of coal contributed about 22 percent of freight revenues. BNSF Railway is the largest transporter of low-sulfur coal originating from the Powder River Basin of Wyoming and Montana, which accounted for approximately 90 percent of all BNSF Railway’s coal tons during the three years ending in December 31, 2003. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central, Southeast and Mountain regions of the United States. BNSF Railway also transports coal from the Powder River Basin to markets in the eastern United States. Demand for Powder River Basin coal has increased substantially over the past 20 years due to environmental compliance issues, abundant reserves, relatively inexpensive mine production and competitive delivered cost to power plants. Continued deregulation within the electric utility industry may positively impact future demand for Powder River Basin coal.

Other BNSF coal shipments originate principally in Colorado, Illinois, New Mexico and North Dakota. These shipments move to electrical generating stations and industrial plants in the Mountain and North Central regions of the United States and Mexico.

Agricultural Products:

The transportation of Agricultural Products provided approximately 16 percent of 2003 total freight revenues and includes wheat, corn, bulk foods, soybeans, oil seeds and meals, feeds, barley, oats and rye, flour and mill products, milo, oils, specialty grains, malt, ethanol and fertilizer. The BNSF Railway system is strategically located to serve the grain-producing regions of the Midwest and Great Plains. The Company is developing and operating a shuttle network for grain, grain products and fertilizer, which allows more efficient use of equipment and improved cycle times as a result of the shuttle process. In addition to serving most grain-producing areas, BNSF Railway serves most major terminal, storage, feeding and food-processing locations. Furthermore, BNSF Railway has access to major export markets in the Pacific Northwest, western Great Lakes, Texas Gulf and Mexico.

Freight Statistics:

The following table sets forth certain freight statistics relating to rail operations for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Revenue ton miles (millions)	508,200	490,234	501,829
Freight revenue per thousand revenue ton miles	$18.27	$18.10	$18.11
Average length of haul (miles)	1,014	992	992

Revenue, cars/units and average revenue per car/unit information for the three years ended December 31, 2003, is incorporated by reference from a table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Results of Operations; Revenue Table.”

Government Regulation And Legislation

Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration (OSHA) as well as state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the costs and profitability of BNSF’s business.

DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

BNSF Railway’s rail operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. These laws cover discharges to water, air emissions, toxic substances, and the generation, handling, storage, transportation and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

Many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to cleanup sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. Further discussion is incorporated by reference from Note 10 to the Consolidated Financial Statements.

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

Based on weekly reporting to the Association of American Railroads, in 2003, BNSF’s share of the western United States rail traffic was approximately 45 percent.

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

In 2002, BNSF Railway was sued by the North Dakota Department of Health (DOH), and a number of private intervenors, including the City of Mandan, regarding the scope of BNSF’s obligation to remediate all or part of a diesel plume or plumes in Mandan, North Dakota. Proceedings were brought in state court, North Dakota Department of Health, et al. v. The Burlington Northern and Santa Fe Railway Company; District Court, State of North Dakota, County of Morton, South Central Judicial District Civil No. 02-C-1174, and in an administrative proceeding (Case No. 84-400 WPC). In both proceedings, DOH is seeking injunctive relief and compensatory damages as well as unspecified penalties that could exceed $100,000 due to alleged, historic spills of fuel. The intervenors are seeking injunctive relief and personal injury and property damages. In August 2002, the administrative law judge recommended granting the plaintiffs’ Motion for Partial Summary Judgment but that penalties were inappropriate against BNSF Railway. The subsequent administrative order issued on February 5, 2003, granted Partial Summary Judgment on liability and denied BNSF’s Motion to Stay the Administrative Proceeding but did not include the administrative law judge’s recommendation regarding penalties. BNSF appealed the order in May 2003. On October 21, 2003, the state court reversed the order and the administrative proceeding was stayed pending outcome of the state court lawsuit.

BNSF and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, Federal Employers’ Liability Act claims by BNSF Railway employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF’s management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of BNSF. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Reference is made to Note 5 to the Consolidated Financial Statements for information concerning certain pending tax related administrative or adjudicative state proceedings or appeals.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted by BNSF to a vote of its securities holders during the fourth quarter of 2003.

Executive Officers of the Registrant

Listed below are the names, ages, and positions of all executive officers of BNSF and their business experience during the past five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, retirement, resignation, or removal.

Matthew K. Rose, 44

Chairman, President and Chief Executive Officer of BNSF since March 2002. Previously President and Chief Executive Officer of BNSF from December 2000. Also, Chairman, President and Chief Executive Officer of BNSF Railway from December 2000. Previously, President and Chief Operating Officer of BNSF from June 1999 to December 2000, Senior Vice President and Chief Operations Officer from August 1997 to June 1999.

Thomas N. Hund, 50

Executive Vice President and Chief Financial Officer since January 2001. Prior to that, Senior Vice President and Chief Financial Officer and Treasurer from August 1999, and Vice President and Controller from January 1996.

Carl R. Ice, 47

Executive Vice President and Chief Operations Officer since January 2001. Prior to that, Senior Vice President-Operations from June 1999, Vice President-Operations North from January 1999, and Vice President-Chief Mechanical Officer from December 1996.

Dennis R. Johnson, 42

Vice President and Controller since August 1999. Prior to that, Assistant Vice President and Assistant Controller from January 1996.

John P. Lanigan, Jr., 48

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

Jeffrey R. Moreland, 59

Executive Vice President Law & Government Affairs and Secretary since December 2001. Prior to that, Executive Vice President-Law and Chief of Staff since January 2001, and Senior Vice President-Law and Chief of Staff since February 1998.

Peter J. Rickershauser, 55

Vice President-Network Development since May 1999. Prior to that, Vice President-Business Development, Merchandise Marketing from December 1998.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

BNSF’s common stock is listed on the New York Stock Exchange under the symbol “BNI.” The common stock is also listed on the Chicago Stock Exchange and Pacific Exchange. Information as to the high and low sales prices of such stock for the two years ending December 31, 2003, and the frequency and amount of dividends declared on such stock during such periods, is set forth in Note 17 to the Consolidated Financial Statements. The approximate number of holders of record of the common stock at February 2, 2004, was 40,000.

Item 6.    Selected Financial Data

The following table presents, as of and for the dates indicated, selected historical financial information for the Company (dollars in millions except per share data):

	December 31,
	2003		2002	2001	2000	1999

FOR THE YEAR ENDED:
Revenues	$9,413		$8,979	$9,208	$9,207	$9,195
Operating income	$1,665		$1,656	$1,750	$2,113	$2,209
Income before cumulative effect of accounting change	$777	(a)	$760	$731	$980	$1,137
Basic earnings per share (before cumulative effect of accounting change)	$2.10	(a)	$2.01	$1.89	$2.38	$2.46
Average basic shares (in millions)	369.1		378.0	387.3	412.1	463.2
Diluted earnings per share (before cumulative effect of accounting change)	$2.09	(a)	$2.00	$1.87	$2.36	$2.44
Average diluted shares (in millions)	372.3		380.8	390.7	415.2	466.8
Dividends declared per common share	$0.54		$0.48	$0.48	$0.48	$0.48

AT YEAR END:
Total assets	$26,939		$25,767	$24,721	$24,375	$23,700
Long-term debt and commercial paper, including current portion	$6,684		$6,814	$6,651	$6,846	$5,813
Stockholders’ equity	$8,495		$7,932	$7,849	$7,480	$8,172
Net debt to total capitalization(b)	44.0%		46.1%	45.8%	47.7%	41.5%

FOR THE YEAR ENDED:
Total capital expenditures	$1,726		$1,358	$1,459	$1,399	$1,788
Depreciation and amortization	$910		$931	$909	$895	$897

(a)	2003 income before cumulative effect of accounting change excludes the favorable cumulative effect of an accounting change of $39 million, net of tax, or $0.11 per basic share and $0.10 per diluted share, as described in Note 2 to the Consolidated Financial Statements.

(b)	Net debt is calculated as total debt less cash and cash equivalents, and total capitalization is calculated as the sum of net debt and total stockholders’ equity.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis relates to the financial condition and results of operations of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries, all of which are separate legal entities (collectively, BNSF or Company). The principal subsidiary of BNSF is The Burlington Northern and Santa Fe Railway Company (BNSF Railway). All earnings per share information is stated on a diluted basis.

Introduction

BNSF Railway continues to be one of the primary rail transporters in North America. Based on weekly reporting to the Association of American Railroads, for 2003, BNSF’s share of the western United States rail traffic was approximately 45 percent, a 1 point market share gain compared with 2002. The increase in market share was primarily driven by the Company’s strong growth in intermodal traffic.

Strong growth in international and truckload business, along with increased export demand for grain and continued heavy demand for construction and building products enabled BNSF to achieve 5-percent revenue growth in 2003 compared with 2002. Three of BNSF’s four business groups experienced year-over-year revenue growth; however, coal revenues were down slightly. For 2004, the Company anticipates continued revenue growth as both the global and U.S economies continue to expand.

In 2003, high fuel costs again impacted BNSF’s operating income, accounting for half of the 6 percent increase in operating expenses. BNSF mitigated some of the fuel price increases through the Company’s fuel hedging program as well as through fuel surcharges added to a majority of BNSF’s transportation rates.

Each year capital expenditures are a significant use of cash for BNSF. In 2003, BNSF increased its capital expenditures by approximately $350 million, over the prior year, to approximately $1.7 billion to purchase, instead of lease, locomotives as well as to advance construction of double track on a portion of BNSF Railway’s transcontinental route. The Company plans to incur approximately $1.9 billion in capital expenditures in 2004. Approximately $1.2 billion of the total 2004 planned capital expenditures will be for maintenance of business activities, primarily consisting of expenditures to maintain BNSF’s track, signals, bridges and tunnels. The Company plans to spend approximately $0.5 billion on the acquisition of locomotives. The remaining $0.2 billion is planned for terminal and line expansions, as well as other strategic projects.

Results Of Operations

Revenue Table

The following table presents BNSF’s revenue information by commodity for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	Revenues			Cars / Units			Average Revenue Per Car / Unit
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(in millions)			(in thousands)
Consumer Products	$3,657	$3,353	$3,356	4,336	3,880	3,752	$843	$864	$894
Industrial Products	2,138	2,041	2,080	1,428	1,415	1,442	1,497	1,442	1,442
Coal	2,025	2,071	2,123	2,048	2,097	2,133	989	988	995
Agricultural Products	1,465	1,408	1,531	834	794	828	1,757	1,773	1,849

Total Freight Revenues	9,285	8,873	9,090	8,646	8,186	8,155	$1,074	$1,084	$1,115

Other Revenues	128	106	118

Total Operating Revenues	$9,413	$8,979	$9,208

Expense Table

The following table presents BNSF’s expense information for the years ended December 31, 2003, 2002, and 2001. (in millions):

	Year Ended December 31,
	2003	2002	2001
Compensation and benefits	$2,964	$2,894	$2,861
Purchased services	1,253	1,146	1,090
Depreciation and amortization	910	931	909
Equipment rents	705	698	736
Fuel	1,073	833	973
Materials and other	843	821	889

Total operating expenses	$7,748	$7,323	$7,458

Interest expense	$420	$428	$463

Other expense, net	$14	$12	$114

Income tax expense	$454	$456	$442

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

BNSF recorded net income for 2003 of $816 million, or $2.19 per share, which includes the favorable cumulative effect of an accounting change of $39 million, net of tax, or $0.10 per share, (See Note 2 to the Consolidated Financial Statements) compared with net income for 2002 of $760 million, or $2.00 per share. Operating income of $1,665 million in 2003 was $9 million higher than 2002.

Revenues

Freight revenues of $9,285 million for 2003 were $412 million, or 5 percent, higher than 2002. Freight revenues in 2003 included fuel surcharges of $110 million compared with $26 million in the prior year. Average revenue per car/unit decreased 1 percent in 2003 to $1,074 from $1,084 in 2002.

Consumer Products revenues of $3,657 million for 2003 were $304 million, or 9 percent, greater than 2002. The increase in Consumer Products revenue is primarily due to increased volumes in the international, truckload and perishable sectors. The reduction in average revenue per unit of 2 percent is primarily related to the strong growth in the international sector, which has lower average revenue per unit.

Industrial Products revenues increased $97 million, or 5 percent, to $2,138 million for 2003. The revenue increase is primarily due to increased business in steel, taconite, clay and minerals in the construction products sector and increased military, lumber, plywood, particle board and paper traffic in the building products sector, which were somewhat offset by lower plastics traffic. Rate increases along with increased fuel surcharges contributed to a 4 percent increase in average revenue per car.

Coal revenues of $2,025 million for 2003 decreased $46 million, or 2 percent, versus a year ago. The decrease is primarily a result of lower volumes from the first quarter draw-down of utility stockpiles, weaker demand due to milder weather, utility plant shutdowns and the conversion of a utility plant from coal to natural gas. The average revenue per car grew slightly.

Agricultural Products revenues of $1,465 million for 2003 were $57 million, or 4 percent, higher than revenues for 2002. This increase is primarily due to more ethanol shipments from plants in the Midwest to California and higher shipments of ethanol by-products. Increased export shipments of soybeans also contributed to growth. The average revenue per car was down slightly due to a change in traffic mix partially offset by increased fuel surcharges.

Expenses

Total operating expenses for 2003 were $7,748 million, an increase of $425 million, or 6 percent, over 2002 primarily due to higher fuel expenses and greater volumes handled.

Fuel expenses of $1,073 million for 2003 were $240 million, or 29 percent, higher than 2002. The increase in fuel expense was primarily the result of a 16-cent, or $194 million, increase in the average all-in cost per gallon of diesel fuel. The increase in the average all-in cost per gallon of diesel fuel is comprised of a 17-cent, or $212 million, increase in the average purchase price which is partially offset by an increase in the hedge benefit of 1-cent, or $18 million (2003 benefit of $68 million less 2002 benefit of $50 million). Consumption in 2003 was 1,213 million gallons compared with 1,149 million gallons in 2002.

Compensation and benefits expenses of $2,964 million were $70 million, or 2 percent, higher than 2002 primarily due to higher volumes and the implementation of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, as described in Note 2 to the Consolidated Financial Statements, as well as wage inflation, higher pension costs and new hire crew training, partially offset by lower head counts and the favorable impact of railroad retirement reform (See further discussion under the headings “Other Matters; Railroad Retirement Reform”).

Purchased services expenses of $1,253 million for 2003 were $107 million, or 9 percent, higher than 2002 primarily due to volume-related intermodal ramp and drayage costs and increased locomotive maintenance costs associated with maintaining more locomotives as well as higher service contracts expense related to an agreement to outsource the management of a large portion of BNSF’s information technology infrastructure entered into during the third quarter of 2002 and the implementation of SFAS No. 143.

Depreciation and amortization expenses of $910 million for 2003 were $21 million, or 2 percent, lower than 2002 primarily due to the implementation of SFAS No. 143, as well as new lower depreciation rates for locomotives partially offset by normal increases for capital expenditures. Additionally, at the time of the merger of Burlington Northern Railroad Company and The Atchison, Topeka and Santa Fe Railway Company (ATSF), the Company recorded a decrease in the fair market value of former ATSF locomotives. The decrease was amortized over the remaining useful life of the locomotives and resulted in an annual decrease to depreciation expense. The amortization period expired at the end of 2003; accordingly, this will cause 2004 and future years’ depreciation expense to increase by approximately $40 million. In addition, 2004 depreciation expense will increase from capital expenditure activity.

Equipment rents expenses for 2003 of $705 million were $7 million, or 1 percent, higher than 2002 primarily due to volume growth partially offset by decreases in intermodal and carload equipment rent expenses. Decreases in intermodal and carload equipment rent expenses are a result of greater use of private trailers and containers, as well as favorable lease renegotiations and short term lease rate incentives.

Materials and other expenses of $843 million for 2003 were $22 million, or 3 percent, higher than 2002 principally due to the implementation of SFAS No. 143, employee severance costs and lower gains from property sales substantially offset by decreased material costs and bad debt expense.

Interest expense of $420 million for 2003 was $8 million, or 2 percent, lower than 2002. This decrease was primarily the result of lower average interest rates and an increased benefit from interest rate hedges, partially offset by higher average debt outstanding.

Other expense of $14 million for 2003 was $2 million higher than in 2002.

The effective tax rate in 2003 was 36.9 percent compared with 37.5 percent for the prior-year period. The decrease in the effective tax rate primarily reflects a tax settlement attributable to prior years that was settled favorably in the second quarter of 2003.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

BNSF recorded net income for 2002 of $760 million, or $2.00 per share, compared with net income for 2001 of $731 million, or $1.87 per share. Operating income of $1,656 million in 2002 was $94 million lower than 2001.

Revenues

Freight revenues of $8,873 million for 2002 were $217 million, or 2 percent, lower than 2001. In 2002, the combined effect of the soft economy, a mild winter, reduced foreign demand for agricultural products and the loss of an automotive contact in the third quarter of 2001 contributed to a decrease in BNSF’s revenues.

Consumer Products revenues of $3,353 million for 2002 were essentially flat compared with 2001. Decreased automotive revenues related to an automobile contract loss in 2001 offset increased intermodal volumes in the international and truckload businesses. Additionally, 2001 Consumer Products revenues includes an automotive revenue contract settlement gain of $32 million. International increases were driven by favorable trans-Pacific trade and new contracts. Truckload revenues were up due to strong growth from the Company’s primary accounts and modal conversion of highway traffic from new and existing shippers. The reduction in revenue per car/unit is related to a decrease in automotive traffic and an increase in international traffic, which primarily moves in containers and unit trains, and due to the lower cost structure, moves at lower rates per unit.

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

Agricultural Products revenues of $1,408 million for 2002 were $123 million, or 8 percent, lower than revenues for 2001 primarily due to decreased soybean, wheat and corn exports due to global market conditions. The decrease in export traffic resulted in lower revenue per unit because of a shorter length of haul. Domestic corn shipments to feedlots were also down from 2001 as a result of reduced feedlot demand, high inventory levels remaining from 2001 shipments and crop production conditions.

Expenses

Total operating expenses for 2002 were $7,323 million, a decrease of $135 million, or 2 percent, over 2001 primarily due to a lower total cost per gallon of diesel fuel, lower equipment rents expense driven by an initiative to use less foreign equipment and increased gains on property dispositions.

Compensation and benefits expenses of $2,894 million were $33 million, or 1 percent, higher than 2001 primarily due to increases in health and welfare costs, principally as a result of an increase in rates, incentive compensation, and pension expense primarily reflecting a decrease in the long-term rate of return assumption for pension assets. These increases were partially offset by reduced labor expenses as a result of lower employment levels.

Purchased services of $1,146 million for 2002 were $56 million, or 5 percent, higher than 2001 because of a one-time flood related recovery and higher other recoveries in 2001, higher insurance expense in 2002, as well as higher service contracts expense related to an agreement to outsource the management of a large portion of BNSF’s information technology infrastructure entered into during the third quarter of 2002.

Depreciation and amortization expenses of $931 million for 2002 were $22 million, or 2 percent, higher than 2001 primarily due to a higher capital base.

Equipment rents expenses for 2002 of $698 million were $38 million, or 5 percent, lower than 2001. The decrease is primarily related to lower carload equipment expense driven by an initiative to use less foreign equipment, short-term lease incentives and lower auto equipment expense as a result of the loss of an automotive contract in the third quarter of 2001.

Fuel expenses of $833 million for 2002 were $140 million, or 14 percent, lower than 2001. The decrease in fuel expense was primarily the result of a 10-cent, or $117 million, decrease in the average all-in cost per gallon of diesel fuel. The decrease in the average all-in cost per gallon of diesel fuel is comprised of the combination of a 10-cent, or $115 million, decrease in the average purchase price and a slight increase in the hedge benefit of less than 1-cent, or $2 million (2002 benefit of $50 million less 2001 benefit of $48 million). Consumption in 2002 was 1,149 million gallons compared with 1,177 million gallons in 2001.

Materials and other expenses of $821 million for 2002 were $68 million, or 8 percent, lower than 2001 principally due to a $66-million charge for workforce reduction related costs in 2001, and increased gains on property dispositions and lower costs on leased locomotives partially offset by higher personal injury expense in 2002.

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

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance including commercial paper, the leasing of assets and the sale of a portion of its accounts receivable.

Operating Activities

Net cash provided by operating activities was $2,285 million during 2003 compared with $2,106 million during 2002. The increase was primarily the result of changes in working capital and the Seattle Sound Transit transaction (See further discussion under the headings “Other Matters; Seattle Sound Transit”).

Investing Activities

Net cash used for investing activities was $1,806 million during 2003 compared with $1,517 million during 2002. The increase in cash capital expenditures primarily relates to the purchase, instead of lease, of locomotives as well as the advance construction of double track on a portion of BNSF Railway’s transcontinental route. The decrease in cash used for other investing activities primarily reflects a classification change resulting from the implementation of SFAS No. 143, which reduced expenditures capitalized for retired track structure removal.

A breakdown of cash capital expenditures during 2003, 2002 and 2001 is set forth in the following table (in millions):

	Year Ended December 31,
	2003	2002	2001
Maintenance of way:
Rail	$202	$193	$233
Ties	227	222	254
Surfacing	160	161	146
Other	337	325	335

Total maintenance of way	$926	$901	$968
Mechanical	133	168	183
Information services	63	79	69
Other	116	107	113

Total maintenance of business	$1,238	$1,255	$1,333
New locomotive acquisitions	270	—	—
Terminal and line expansion	218	103	126

Total	$1,726	$1,358	$1,459

BNSF has agreed to acquire 915 locomotives by 2008. Through December 31, 2003, BNSF has taken delivery of 281 of the 915 locomotives. Most of the locomotives were financed through a combination of cash from operations and operating leases. The remaining locomotives under these agreements will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases and debt issuances. The decision on the method used for a particular acquisition financing will depend on market conditions and other factors at the time.

Financing Activities

Net cash used for financing activities during 2003 was $489 million primarily related to common stock repurchases of $217 million, dividend payments of $191 million and net repayments of $151 million partially offset by proceeds from stock options exercised of $68 million.

Aggregate debt to mature in 2004 is $244 million. BNSF’s ratio of net debt to total capitalization (net debt is calculated as total debt less cash and cash equivalents, and total capitalization is calculated as the sum of net debt and total stockholders’ equity) was 44.0 percent at December 31, 2003, compared with 46.1 percent at December 31, 2002, and 45.8 percent at December 31, 2001.

2003

The Company exercised an option to call $150 million of 7.50 percent bonds due July 2023. The bonds were called at a price of 103.02 percent of par and commercial paper was used to fund the call.

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

BNSF had $750 million of debt capacity available under its shelf registration at December 31, 2003.

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

Dividends

Common stock dividends declared were $0.54 per share annually for 2003 and $0.48 per share annually for 2002 and 2001. Dividends paid on common stock were $191 million, $183 million and $190 million during 2003, 2002 and 2001, respectively.

Common Stock Repurchase Program

In July 1997, the Board authorized the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. In December 1999, April 2000, September 2000 and January 2003, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date to the total shares previously authorized bringing BNSF’s share repurchase program to 150 million shares. During 2003, 2002 and 2001, the Company repurchased approximately 8 million, 13 million, and 11 million shares, respectively, of its common stock at average prices of $27.25 per share, $27.85 per share, and $27.76 per share, respectively. Total repurchases through December 31, 2003, were 124 million shares at a total average cost of $26.05 per share, leaving 26 million shares available for repurchase out of the 150 million shares presently authorized.

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

The Company utilizes a commercial paper program backed by bank revolving credit agreements to manage liquidity needs. The information below summarizes the more significant obligations of the Company at December 31, 2003. For 2004 and the foreseeable future, the Company expects that cash from operating activities, access to capital markets and bank revolving credit agreements will be sufficient to enable the Company to meet its obligations when due. The Company believes these sources of funds will also be sufficient to fund capital additions that are necessary to maintain its competitiveness and position the Company for future revenue growth.

The Company’s ratio of earnings to fixed charges was 3.00 and 2.93 times for the years ended December 31, 2003 and 2002, respectively. Additionally, the Company’s ratio of net cash provided by operating activities divided by total average debt was 33 percent and 31 percent for the years ended December 31, 2003 and 2002, respectively.

The following table summarizes the Company’s obligations under long-term debt and other contractual commitments at December 31, 2003 (in millions):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Long-term debt (a)	$6,072	$167	$728	$679	$4,498
Capital lease obligations	612	77	166	155	214
Operating lease (b)	5,346	437	851	732	3,326
Purchase obligations (c)	6,321	1,054	843	837	3,587
Other long-term liabilities reflected on the balance sheet under GAAP (d)	221	77	53	34	57

Total Contractual Obligations	$18,572	$1,812	$2,641	$2,437	$11,682

(a)	Excludes capital lease obligations.

(b)	Gross payments due which include an interest component.

(c)	Includes short-line minimum usage commitments, asset maintenance and other purchase commitments.

(d)	Consists of employee merger and separation payments as discussed in Note 11 to the Consolidated Financial Statements, required pension plan contributions as discussed under the heading “Pension Funding” and actuarially estimated payments expected to be made for other post-retirement benefit plans as discussed in Note 13 to the Consolidated Financial Statements.

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Credit Agreements

Commercial paper and the revolving credit agreements are discussed in Note 9 to the Consolidated Financial Statements. The revolving credit agreements include covenants and events of default typical for this type of facility, including a minimum consolidated tangible net worth test, a maximum debt-to-capital test, and a $75 million cross-default provision. At December 31, 2003, the Company was in compliance with its debt covenants. BNSF’s tangible net worth is $2.9 billion greater than the minimum consolidated tangible net worth required under the agreement, and the maximum debt-to-capital test provides approximately $5.4 billion of debt capacity above BNSF’s outstanding debt as of December 31, 2003, before an event of default would occur under these covenants. With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreements. A voluntary bankruptcy or insolvency would be considered an immediate termination event.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation (SFRC), as described in Note 6 of the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a minimum consolidated tangible net worth test and a maximum debt-to-capital test which are the same as in the BNSF revolving credit agreements. At December 31, 2003, investor interests of $625 million, were outstanding under the $700 million accounts receivable facility. SFRC renewed $350 million of the $700 million accounts receivables facility, effective in June 2003, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivables facility, effective June 2003, with a five-year term. The commitment of the investors to purchase undivided interests under the accounts receivable sales program is currently scheduled to expire in June 2004 and June 2008, respectively. Management expects to be able to either extend the commitment of the current investors under the accounts receivable sales program past June 2004 or to find additional investors in the accounts receivable sales program who will be committed to purchase undivided interests after June 2004.

The accounts receivable sales program provides efficient financing at a competitive interest rate to traditional borrowing arrangements. Since the funding is collateralized by BNSF receivables, the risk of exposure is only as great as the risk of default on these receivables. See Note 6 to the Consolidated Financial Statements.

Guarantees

BNSF agreed to guarantee approximately $85 million of debt, of which $50 million was outstanding as of December 31, 2003. The proceeds from the debt are being used to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas area. Due to evolving circumstances, the timeline of completion for this railroad line is uncertain. As discussed in Note 16 to the Consolidated Financial Statements, the San Jacinto Partnership will likely be consolidated on March 31, 2004.

The Company acts as guarantor for certain other debt and lease obligations of others. During the year ended December 31, 2003, the Company has primarily utilized guarantees to allow third-party entities to obtain favorable terms to finance the construction of assets that will benefit the Company. Additionally, in the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. The Company does not expect performance under these guarantees or indemnities to have a material adverse effect on the Company’s liquidity in the foreseeable future. See Note 9 of the Consolidated Financial Statements.

Pension Funding

The Company will make required contributions of approximately $20 million to the qualified BNSF Retirement Plan in 2004.

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

Fuel

BNSF measures the fair value of fuel hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties. BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance. See Note 3 to the Consolidated Financial Statements.

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy. BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. See Note 3 to the Consolidated Financial Statements.

Employee and Labor Relations

Approximately 87 percent of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with various different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway’s union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached.

Brotherhood of Locomotive Engineers

In October 2003, the NCCC and Brotherhood of Locomotive Engineers (BLE) settled wage, work rule and benefit issues through 2004, subject to union membership ratification. That process was concluded successfully in December 2003. The “national” agreement covers approximately 20 percent of BNSF’s unionized workforce. BNSF and BLE concurrently finalized a separate “local” agreement substituting a new profit sharing bonus arrangement for a portion of the wage increases otherwise provided for by the “national” agreement.

Brotherhood of Railroad Signalmen

In September 2003, the NCCC reached an agreement with the Brotherhood of Railroad Signalmen (BRS) settling wage, work rule and benefit issues though 2004. The agreement was ratified by the union’s members in September 2003. BRS represents BNSF’s signal system maintenance employees, who comprise approximately 5 percent of the unionized workforce.

Transportation Communications Union

In late 2002, the NCCC reached a final agreement with the Transportation Communications Union (TCU) providing for final and binding arbitration of wage and benefit issues through 2004. This agreement averted the possibility of self help by the parties over bargaining round issues. The arbitration decision was issued in January 2003 and settled all wage, work rule and medical benefit issues between the parties through 2004. TCU represents BNSF’s clerks, carmen and patrolmen, who make up about 15 percent of BNSF’s unionized workforce.

United Transportation Union

The NCCC reached a “national” agreement in August 2002, with the United Transportation Union (UTU) covering wage, work rule, and locomotive remote control issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen. The “national” agreement also created a final and binding process for resolving health and welfare issues, mainly involving employees sharing in rising benefit costs. The “national” agreement committed each side to participate in a study and negotiation period, during which the parties were to examine alternate ways to control rising healthcare costs. The parties met extensively on this issue though the third quarter of 2003, and reached a tentative contract resolving the health and welfare related issues. The contract was ratified by the UTU’s members in November 2003.

When the bargaining round began in 1999, two of the nine BNSF UTU general chairmen contested what BNSF has believed from the outset was their obligation to address wage, work rule and benefits issues in industry-wide bargaining. This matter became the subject of litigation in federal court in the District of Columbia. The court of appeals there sustained BNSF’s position on the key legal principle, remanding the matter to a lower court for application of the law to the particular facts presented in the case. While the litigation was pending, BNSF did not effectuate the “national” agreement’s terms in connection with employees represented by the two general chairmen involved. The lower court issued its decision in November 2003, in BNSF’s favor. As the Company requested, the court ordered application of the “national” agreement in the case of all employees represented by the two general chairmen above, as a full and final settlement of the bargaining round. No appeal was made, and, thus, the litigation has brought the bargaining round to a formal close with all of BNSF’s UTU-represented employees, who represent approximately 25 percent of the Company’s unionized workforce.

Other Unions

The Brotherhood of Maintenance of Way Employes (representing approximately 20 percent of BNSF’s unionized workforce) reached an agreement with BNSF in the spring of 2001.

Through the NCCC, BNSF is continuing efforts to settle the bargaining with the International Brotherhood Of Electrical Workers, International Association of Machinists, Sheet Metal Workers’ International Association, National Conference of Firemen and Oilers, and American Train Dispatchers Association, which together represent approximately 15 percent of the Company’s unionized workforce.

Railroad Retirement Reform

Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway’s contributions under the Railroad Retirement System have been approximately triple those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II), and other benefits. Investment of Tier II Railroad Retirement assets had, until 2001, been limited to special interest-bearing U. S. Treasury securities. The Railroad Retirement and Survivors’ Improvement Act of 2001 (Act) creates a new National Railroad Retirement Investment Trust to hold Tier II Railroad Retirement assets and empowers the trustees to invest these assets in the same types of investments available to private sector retirement plans. In addition to liberalizing certain retirement benefit requirements for rail employees, the Act reduced Tier II Railroad Retirement tax rates on rail employers beginning in 2002 and eliminated a supplemental annuity tax. In 2002, the Company realized a savings of approximately $20 million. Additionally, the Company realized incremental savings of approximately $30 million in 2003. The Company expects to realize further savings in 2004 of approximately $20 million for a total ongoing savings of approximately $70 million. Future adjustments in the Tier II Railroad Retirement tax rates assessed will depend on Railroad Retirement fund levels.

Seattle Sound Transit

In December 2003, the Company entered into several agreements with Central Puget Sound Regional Transit Authority (Sound Transit), a government authority, established by King, Pierce and Snohomish counties within the state of Washington. BNSF has agreed to sell to Sound Transit under the threat of condemnation a combination of (a) four easements enabling Sound Transit to offer commuter rail service over the existing BNSF track from Seattle to Everett and (b) 18 miles of railroad line from south of Tacoma to Nisqually, Washington.

Sound Transit will pay BNSF approximately $260 million for four commuter easements to operate trains on the segment between Seattle and Everett, and entered into agreements for service on the commuter easements, and joint use of track for commuter and freight purposes. The Company received approximately $80 million of cash in 2003 upon the closing of the first easement, which will be recognized in income over the use of the associated track structure (approximately 30 years). Over the next four years, upon the subsequent closings subject to conditions in the sale agreement, BNSF will receive an additional $180 million for the remaining three easements, including approximately $80 million expected to be paid in 2004.

Sound Transit will also pay BNSF to convey the 18 miles of railroad line and associated real estate from south of Tacoma to Nisqually in three separate sell transactions. The Company received approximately $8 million of cash in 2003 and reported a gain in income of approximately $2 million, net of tax, as a result of the real estate sale for station related parcels to Sound Transit. Additionally, the Company expects to receive approximately $24 million for the remaining railroad line and real estate sales associated with these agreements over the next four years, including approximately $6 million expected to be paid in 2004. The Company expects total related gains of about $25 million to be recognized in future periods, the majority of which is currently anticipated to be recognized in the next two years.

Critical Accounting Estimates

In the ordinary course of business, the Company makes a number of estimates and assumptions related to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The following discussion addresses the Company’s most critical accounting estimates.

Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to it in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Legal

BNSF and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, Federal Employers’ Liability Act claims by BNSF Railway employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF’s management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of BNSF. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

BNSF’s most significant claims relate to personal injury and environmental matters. These claims are discussed in more detail below.

Personal Injury

Personal injury claims, including work-related injuries to employees, are a significant expense for the railroad industry. Employees of BNSF are compensated for work-related injuries according to the provisions of the Federal Employers’ Liability Act (FELA). FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to significant increases in expense in past years. BNSF has implemented a number of safety programs to reduce the number of personal injuries as well as the associated claims and personal injury expense. The Company recognized personal injury expenses of approximately $215 million, $228 million and $195 million in 2003, 2002 and 2001, respectively. BNSF made payments for personal injuries of approximately $198 million, $190 million and $173 million in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the Company had recorded liabilities of $513 million and $496 million, respectively, related to personal injury claims. Of these amounts, $200 million and $197 million are included in current liabilities in 2003 and 2002, respectively. BNSF’s liabilities for personal injury claims are undiscounted.

Critical Estimate

The Company uses a third party actuarial firm that performs actuarial reviews to assist the Company in estimating its personal injury claims. These estimates are based on the covered population, activity levels and trends in the frequency, and the costs of covered injuries. Personal injury liability and ultimate expense projections are estimated using standard actuarial methodologies. These actuarial method procedures include unasserted claims, except for certain occupational illnesses, which, due to their unpredictability, are accrued on an as reported basis.

The Company has not materially changed its methodology for calculating personal injury liabilities in the three years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or assumptions described above.

Environmental

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at approximately 20 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

Environmental related expenses are a significant expense for BNSF and the railroad industry. BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 430 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expenses of approximately $59 million, $43 million and $51 million during 2003, 2002 and 2001, respectively. BNSF paid approximately $56 million, $49 million and $72 million during 2003, 2002 and 2001, respectively, for mandatory and unasserted claims cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF has recorded liabilities for remediation and restoration of all known sites of $199 million at December 31, 2003, compared with $196 million at December 31, 2002. Of these amounts, $50 million and $51 million, respectively, are included in current liabilities. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2003, will be paid over the next five years and no individual site is considered to be material.

Critical Estimate

Liabilities recorded for environmental costs represent BNSF’s best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF’s best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, the Company believes it is unlikely any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF’s results of operations, financial position or liquidity.

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

BNSF recorded total income tax expense, including federal, state and other income taxes, of $454 million, $456 million, and $442 million for the years ended December 31, 2003, 2002 and 2001, respectively. BNSF’s Consolidated Balance Sheets reflect $292 million and $314 million of net current deferred tax assets at December 31, 2003 and 2002, respectively. Also included in BNSF’s Consolidated Balance Sheets are $7,481 million and $6,975 million of net non-current deferred tax liabilities at December 31, 2003 and 2002, respectively. Classification of deferred tax assets and liabilities as current or non-current is determined by the financial statement classification of the asset or liability to which the temporary difference is related. If a temporary difference is not related to an asset or liability for financial reporting, it is classified according to the expected reversal date of the temporary difference.

Valuation allowances are established to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. BNSF has not recorded a valuation allowance, as it believes that the deferred tax assets will be fully realized in the future.

The federal income tax returns of BNSF’s predecessor companies, Burlington Northern, Inc. and Santa Fe Pacific Corporation are closed through 1994 and the business combination date of September 1995, respectively. BNSF is currently under Internal Revenue Service examination for years 1995 through 1999. In addition, BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. The Company believes that adequate provision has been made for any adjustments that might be assessed for open years through 2003.

Critical Estimate

BNSF makes estimates of the potential liability based on its assessment of all potential tax exposures. In addition, the Company uses factors such as applicable law, current information, and past experience with similar issues to make these judgements.

Deferred tax assets and liabilities are measured using the tax rates that apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized or paid. Changes in the Company’s estimates regarding the statutory tax rate to be applied to the reversal of deferred tax assets and liabilities could materially affect the effective tax rate.

The Company has not materially changed its methodology for calculating income tax expense for the years presented and there are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or assumptions described above.

Pensions and Other Post-Employment Benefits

BNSF sponsors a noncontributory qualified BNSF Retirement Plan, which covers substantially all non-union employees and a nonqualified BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under these plans are based on years of credited service and the highest five-year average compensation levels. BNSF’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes with respect to the funded plan.

Certain salaried employees of BNSF that have met age and years of service requirements are eligible for medical benefits and life insurance coverage during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The basic life insurance plan is noncontributory and covers retirees only. Optional life insurance coverage is available for some retirees; however, the retiree is responsible for the full cost. BNSF’s policy is to fund benefits payable under the medical and life insurance plans as they come due. Employees beginning salaried employment with BNSF subsequent to September 22, 1995, are not eligible for medical benefits during retirement.

The Company expects to record a net pension cost of approximately $15 million in 2004 as opposed to net pension benefits of $3 million and $7 million recorded in 2003 and 2002, respectively. In addition, the Company recorded a net pension cost of $10 million in 2001. At December 31, 2003 and 2002, the Company reported pension benefit obligations of $1,678 million and $1,611 million, respectively. The Company recorded a net other post-employment benefits (OPEB) cost of $32 million, $30 million and $25 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002 the Company reported OPEB obligations of $366 million and $363 million, respectively.

Critical Estimate

Annual pension and OPEB expenses are calculated by third party actuaries using standard actuarial methodologies. The actuaries assist the Company in making estimates based on historical information, current information and estimates about future events and circumstances. Significant assumptions used in the valuation of pension and OPEB include expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate. These assumptions are critical to the Company’s estimate of expenses and liabilities, and changes to these estimates could have a material impact on the Company’s results of operations and financial position.

The discount rate is a component estimate of both pensions and OPEB. The expected return on plan assets is a factor that only influences the funded pension plans. Health care cost trend rates only affect OPEB costs. BNSF uses a discount rate that reflects the current bond market and an expected rate of return on assets that reflects the expected long-term rates of return on plan assets.

From time to time, the Company will change pension and OPEB assumptions to better approximate current conditions and expected future experience. General softness in the economy and the decline in the investment markets during 2001 and 2000 prompted BNSF to decrease the rate of return on plan assets used in the net cost calculation from 9.5 percent in 2001 to 8.5 percent for 2002 and 2003. The discount rate has also been changed within the past three years. Discount rates of 6.5 percent, 7.0 percent and 7.0 percent were used to calculate net benefit costs for years ending December 31, 2003, 2002 and 2001, respectively. The associated discount rate was lowered to 6.0 percent for the 2004 calculation of net benefit cost. Unforeseen changes in the investment markets or other external factors could prompt changes in these estimates in future years. A fifty basis point change in the rate of return on plan assets assumption would effect future annual pension expense by approximately $7 million.

Depreciation

Due to the capital-intensive nature of the railroad industry, depreciation expense is a significant component of the Company’s operating expense. The Company recorded depreciation and amortization expense of $910 million, $931 million and $909 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the Company had Property and equipment, net balances of $25,068 million and $24,022 million, which include $6,006 million and $4,883 million, respectively, of accumulated depreciation.

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

A study conducted in 2003 resulted in the Company adopting new depreciation rates for hardware and software, other road assets and locomotives that resulted in a net decrease in annual depreciation expense of $9 million.

Accounting Pronouncements

See Note 16 to the Consolidated Financial Statements for information about recent accounting pronouncements.

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

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The information presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Notes 3 and 9 of the Consolidated Financial Statements describe significant aspects of BNSF’s financial instrument programs which have a material market risk.

Commodity Price Sensitivity

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of December 31, 2003, are based on the front month settlement prices of NYMEX #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI) which is defined as the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI, and HO. Further information on fuel hedges is incorporated by reference from Note 3 to the Consolidated Financial Statements.

At December 31, 2003, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure.

Interest Rate Sensitivity

From time to time, BNSF enters into various interest rate hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. These interest rate hedges are accounted for either as cash flow or fair value hedges. BNSF’s measurement of fair value of these hedges are based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. Further information on interest rate hedges is incorporated by reference from Note 3 to the Consolidated Financial Statements.

Information on the Company’s debt which may be sensitive to interest rate fluctuations is incorporated by reference from Note 9 to the Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data

The Consolidated Financial Statements of BNSF and subsidiary companies, together with the report of independent auditors, are included as part of this filing.

The following documents are filed as a part of this report:

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board

of Directors of Burlington

Northern Santa Fe Corporation

and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Burlington Northern Santa Fe Corporation and subsidiary companies at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed the manner in which it accounts for asset retirement costs that are not legal obligations.

/s/    PricewaterhouseCoopers LLP

Fort Worth, Texas

February 11, 2004

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues	$9,413	$8,979	$9,208

Operating expenses:
Compensation and benefits	2,964	2,894	2,861
Purchased services	1,253	1,146	1,090
Depreciation and amortization	910	931	909
Equipment rents	705	698	736
Fuel	1,073	833	973
Materials and other	843	821	889

Total operating expenses	7,748	7,323	7,458

Operating income	1,665	1,656	1,750
Interest expense	420	428	463
Other expense, net	14	12	114

Income before income taxes and cumulative effect of accounting change	1,231	1,216	1,173
Income tax expense	454	456	442

Income before cumulative effect of accounting change	$777	$760	$731
Cumulative effect of accounting change, net of tax	39	—	—

Net income	$816	$760	$731

Earnings per share:
Basic earnings per share (before cumulative effect of accounting change)	$2.10	$2.01	$1.89
Basic earnings per share (after cumulative effect of accounting change)	$2.21	$2.01	$1.89
Diluted earnings per share (before cumulative effect of accounting change)	$2.09	$2.00	$1.87
Diluted earnings per share (after cumulative effect of accounting change)	$2.19	$2.00	$1.87

Average shares (in millions):
Basic	369.1	378.0	387.3
Dilutive effect of stock awards	3.2	2.8	3.4

Diluted	372.3	380.8	390.7

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, shares in thousands)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$18	$28
Accounts receivable, net	129	141
Materials and supplies	266	226
Current portion of deferred income taxes	292	314
Other current assets	157	82

Total current assets	862	791
Property and equipment, net	25,068	24,022
Other assets	1,009	954

Total assets	$26,939	$25,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,102	$1,918
Long-term debt due within one year	244	173

Total current liabilities	2,346	2,091
Long-term debt and commercial paper	6,440	6,641
Deferred income taxes	7,481	6,975
Casualty and environmental liabilities	462	444
Minimum pension liability	359	368
Employee merger and separation costs	144	170
Other liabilities	1,212	1,146

Total liabilities	18,444	17,835

Commitments and contingencies (see Notes 3, 9 and 10)
Stockholders’ equity:
Common stock, $0.01 par value 600,000 shares authorized; 500,685 shares and 496,683 shares issued, respectively	5	5
Additional paid-in-capital	5,766	5,664
Retained earnings	6,240	5,625
Treasury stock, at cost, 129,225 shares and 120,905 shares, respectively	(3,340)	(3,114)
Unearned compensation	(36)	(39)
Accumulated other comprehensive loss	(140)	(209)

Total stockholders’ equity	8,495	7,932

Total liabilities and stockholders’ equity	$26,939	$25,767

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$816	760	$731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	910	931	909
Deferred income taxes	460	432	302
Employee merger and separation costs paid	(43)	(55)	(55)
Cumulative effect of accounting change, net of tax	(39)	—	—
Other, net	48	(9)	91
Changes in current assets and liabilities:
Accounts receivable, net	12	31	142
Materials and supplies	(39)	(25)	29
Other current assets	5	(28)	103
Accounts payable and other current liabilities	155	69	(55)

Net cash provided by operating activities	2,285	2,106	2,197

INVESTING ACTIVITIES
Capital expenditures	(1,726)	(1,358)	(1,459)
Other, net	(80)	(159)	(105)

Net cash used for investing activities	(1,806)	(1,517)	(1,564)

FINANCING ACTIVITIES
Net decrease in commercial paper and bank borrowings	(77)	(96)	(226)
Proceeds from issuance of long-term debt	265	300	400
Payments on long-term debt	(339)	(294)	(380)
Dividends paid	(191)	(183)	(190)
Proceeds from stock options exercised	68	40	113
Purchase of BNSF common stock	(217)	(353)	(317)
Other, net	2	(1)	(18)

Net cash used for financing activities	(489)	(587)	(618)

(Decrease) increase in cash and cash equivalents	(10)	2	15
Cash and cash equivalents:
Beginning of year	28	26	11

End of year	$18	$28	$26

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$458	$463	$494
Income taxes paid, net of refunds	$26	$55	$102
Non-cash facilities financing	$—	$138	$—

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Shares in thousands, dollars in millions, except per share data)

	Common Shares	Treasury Shares	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at December 31, 2000	486,637	(95,045)	$5,433	$4,505	$(2,413)	$(35)	$(10)	$7,480
Comprehensive income:
Net income			—	731	—	—	—	731
Minimum pension liability adjustment, net of tax expense of $1			—	—	—	—	2	2
Cumulative effect of adoption of SFAS No. 133, net of tax expense of $36			—	—	—	—	58	58
Other, net of tax benefit of $36			—	—	—	—	(59)	(59)

Total comprehensive income			—	731	—	—	1	732

Common stock dividends, $0.48 per share	—	—	—	(188)	—	—	—	(188)
Adjustments associated with unearned compensation, restricted stock	899	(86)	15	—	—	1	—	16
Exercise of stock options and related tax benefit of $17	5,282	(478)	141	—	(15)	—	—	126
Purchase of BNSF common stock	—	(11,432)	—	—	(317)	—	—	(317)

Balance at December 31, 2001	492,818	(107,041)	$5,589	$5,048	$(2,745)	$(34)	$(9)	$7,849
Comprehensive income:
Net income			—	760	—	—	—	760
Minimum pension liability adjustment, net of tax benefit of $136			—	—	—	—	(220)	(220)
Other, net of tax expense of $12			—	—	—	—	20	20

Total comprehensive income			—	760	—	—	(200)	560

Common stock dividends, $0.48 per share	—	—	—	(183)	—	—	—	(183)
Adjustments associated with unearned compensation, restricted stock	1,527	(634)	25	—	—	(5)	—	20
Exercise of stock options and related tax benefit of $6	2,338	(555)	55	—	(16)	—	—	39
Purchase of BNSF common stock	—	(12,675)	—	—	(353)	—	—	(353)

Balance at December 31, 2002	496,683	(120,905)	$5,669	$5,625	$(3,114)	$(39)	$(209)	$7,932
Comprehensive income:
Net income			—	816	—	—	—	816
Minimum pension liability adjustment, net of tax expense of $3			—	—	—	—	6	6
Other, net of tax expense of $38			—	—	—	—	63	63

Total comprehensive income			—	816	—	—	69	885

Common stock dividends, $0.54 per share	—	—	—	(201)	—	—	—	(201)
Adjustments associated with unearned compensation, restricted stock	781	(54)	22	—	—	3	—	25
Exercise of stock options and related tax benefit of $7	3,221	(316)	80	—	(9)	—	—	71
Purchase of BNSF common stock	—	(7,950)	—	—	(217)	—	—	(217)

Balance at December 31, 2003	500,685	(129,225)	$5,771	$6,240	$(3,340)	$(36)	$(140)	$8,495

See accompanying Notes to Consolidated Financial Statements

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company

Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries, (collectively, BNSF or the Company), is engaged primarily in management of its investment in its principal and wholly-owned subsidiary, The Burlington Northern and Santa Fe Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America with approximately 32,500 route miles covering 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 39 percent, 23 percent, 22 percent and 16 percent, respectively, of total freight revenues for the year ended December 31, 2003.

2.    Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of BNSF, including its principal subsidiary BNSF Railway. All significant intercompany accounts and transactions have been eliminated.

Cumulative Effect of Accounting Change, Net of Tax

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. This statement requires BNSF to recognize a liability for legally obligated asset retirement costs associated with tangible long-lived assets. SFAS No. 143 also disallows the accrual of retirement costs that are not legal obligations. As a result, BNSF and other railroads were required to change their accounting policies for certain track structure assets to exclude removal costs as a component of depreciation expense where the inclusion of such costs would result in accumulated depreciation balances exceeding the historical basis of the assets. This change results in lower depreciation and amortization expense primarily offset by higher compensation and benefits, purchased services and materials and other expenses in the period in which removal costs are incurred.

The following table presents the pro forma net income and earnings per share if SFAS No. 143 would have been applied retroactively (in millions, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net income as reported	$816	$760	$731
Pro forma net income	$777	$749	$713

Earnings per share
Basic—as reported	$2.21	$2.01	$1.89

Basic—pro forma	$2.10	$1.98	$1.84

Diluted—as reported	$2.19	$2.00	$1.87

Diluted—pro forma	$2.09	$1.97	$1.82

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

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and Equipment, Net

Property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The Company uses the group method of depreciation in which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. Upon normal sale or retirement of depreciable railroad property, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Significant premature retirements and the disposal of land and non-rail property are recorded as gains or losses at the time of their occurrence.

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

Personal Injury Claims

Personal injury liability and ultimate expense projections are estimated using standard actuarial methodologies. These actuarial method procedures include unasserted claims, except for certain occupational illnesses, which, due to their unpredictability, are accrued on an as reported basis. BNSF’s liabilities for personal injury claims are undiscounted.

Income Taxes

Deferred tax assets and liabilities are measured using the tax rates that apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized or paid. Valuation allowances are established to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation

At December 31, 2003, the Company had stock-based employee compensation plans. The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock based plans. In accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense has been recognized for its fixed stock option plans as the exercise price equals the stock price on the date of grant. Stock-based compensation expense related to restricted stock has been recognized as compensation expense. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$816	$760	$731
Stock-based employee compensation expense included in reported net income, net of related tax effects	11	10	8
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(36)	(32)	(23)

Pro forma net income	$791	$738	$716

Earnings per share:
Basic—as reported	$2.21	$2.01	$1.89

Basic—pro forma	$2.14	$1.95	$1.85

Diluted—as reported	$2.19	$2.00	$1.87

Diluted—pro forma	$2.13	$1.94	$1.83

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Weighted average expected life (years)	4.0	4.0	4.0
Expected volatility	35.0%	35.0%	35.0%
Weighted average dividend per share	$0.49	$0.48	$0.48
Weighted average risk free interest rate	2.17%	3.89%	4.21%
Weighted average fair value of options granted per share	$7.20	$7.84	$8.44

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

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Hedging Activities

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

Fuel

Fuel costs represented 14, 11 and 13 percent of total operating expenses during 2003, 2002 and 2001, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during 2003 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

Total Fuel Hedging Program

As of December 31, 2003, BNSF’s total fuel hedging program covered approximately 67 percent, 46 percent and 14 percent of estimated fuel purchases for 2004, 2005 and 2006, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel hedge transactions were as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
Hedge benefit	$65	$50	$48
Ineffective portion of unexpired hedges	3	—	—
Tax effect	26	19	18

Hedge benefit, net of tax	$42	$31	$30

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel hedge transactions were as follows (in millions):

	December 31,
	2003	2002
Fuel hedging asset	$145	$31
Ineffective portion of unexpired hedges	3	—
Tax effect	55	12

Amount included in AOCI, net of tax	$87	$19

Settled fuel hedging contracts receivable	$21	$29

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity prices for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of December 31, 2003, BNSF had entered into fuel swap and costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

During 2003, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of 233 million gallons of fuel at an average price of approximately $0.74 per gallon, and costless collar agreements utilizing HO to hedge the equivalent of approximately 284 million gallons of fuel with an average cap price of $0.87 per gallon and an average floor price of $0.76 per gallon. In addition, the Company converted approximately 44 million gallons of West Texas Intermediate crude oil (WTI) collars into HO collars. These HO collars had an average cap price of $0.74 per gallon and an average floor price of $0.67 per gallon. The Company also converted approximately 413 million gallons of WTI collars and 50 million gallons of HO collars into HO swaps. These HO swaps had an average price of $0.70 per gallon. The Company also terminated 25 million gallons of HO collars for a gain of less than $1 million. As of December 31, 2003, there are no HO collars outstanding. The following table provides fuel hedge data based upon the quarter being hedged for all HO fuel hedges outstanding at December 31, 2003.

	Quarter Ending
2004	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	226.80	179.55	151.20	138.60	696.15
Average swap price (per gallon)	$0.75	$0.69	$0.69	$0.70	$0.71
Fair value (in millions)	$33	$19	$14	$13	$79

West Texas Intermediate Crude Oil Hedges

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

During 2003, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 265 million gallons of fuel at an average price of approximately $24.63 per barrel. Also, during 2003, the Company entered into costless collar agreements utilizing WTI to hedge the equivalent of approximately 684 million gallons of fuel with an average cap price of $27.10 per barrel and an average floor price of $22.49 per barrel. The following tables provide fuel hedge data based upon the quarter being hedged for all WTI fuel hedges outstanding at December 31, 2003.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ending
2004	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	525	525	525	675	2,250
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	28.35	94.50
Average swap price (per barrel)	$20.68	$20.64	$20.61	$21.34	$20.85
Fair value (in millions)	$6	$5	$5	$5	$21

WTI Collars
Barrels hedged (in thousands)	—	300	300	375	975
Equivalent gallons hedged (in millions)	—	12.60	12.60	15.75	40.95
Average cap price (per barrel)	$—	$29.40	$28.60	$27.76	$28.52
Average floor price (per barrel)	$—	$25.00	$24.20	$23.30	$24.10
Fair value (in millions)	$—	$1	$—	$1	$2

	Quarter Ending
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	600	675	1,125	1,350	3,750
Equivalent gallons hedged (in millions)	25.20	28.35	47.25	56.70	157.50
Average swap price (per barrel)	$24.26	$24.67	$24.55	$24.54	$24.52
Fair value (in millions)	$2	$2	$3	$3	$10

WTI Collars
Barrels hedged (in thousands)	3,600	3,000	2,025	1,275	9,900
Equivalent gallons hedged (in millions)	151.20	126.00	85.05	53.55	415.80
Average cap price (per barrel)	$26.45	$25.98	$25.79	$25.61	$26.06
Average floor price (per barrel)	$21.82	$21.39	$21.19	$21.05	$21.46
Fair value (in millions)	$10	$8	$5	$4	$27

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per barrel)	$24.43	$25.16	$25.69	$—	$24.83
Fair value (in millions)	$3	$1	$—	$—	$4

WTI Collars
Barrels hedged (in thousands)	825	750	300	—	1,875
Equivalent gallons hedged (in millions)	34.65	31.50	12.60	—	78.75
Average cap price (per barrel)	$27.45	$27.66	$28.44	$—	$27.69
Average floor price (per barrel)	$22.85	$23.05	$23.70	$—	$23.06
Fair value (in millions)	$1	$1	$—	$—	$2

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nymex #2 Heating Oil Refining Spread Hedges

In addition, during 2003 the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 95 million gallons of fuel with an average swap price of $4.16 per barrel. HO-WTI is the difference in price between HO and WTI; therefore a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The following tables provide fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding at December 31, 2003.

	Quarter Ending
2004	March 31,	June 30,	September 30,	December 31,	Annual
HO-WTI Swaps
Barrels hedged (in thousands)	525	525	525	675	2,250
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	28.35	94.50
Average swap price (per barrel)	$4.55	$3.17	$3.81	$4.90	$4.16
Fair value (in millions)	$—	$—	$—	$—	$—

Summarized Comparative Prior Year Information

The following table provides summarized comparative information for hedge transactions as of December 31, 2002.

	Year Ending December 31, 2002
	2003	2004	2005
WTI Swaps
Barrels hedged (in thousands)	2,400	2,100	—
Equivalent gallons hedged (in millions)	100.80	88.20	—
Weighted average swap price	$20.55	$20.63	$—
Fair value (in millions)	$11	$6	$—

WTI Collars
Barrels hedged (in thousands)	11,100	3,600	3,000
Equivalent gallons hedged (in millions)	466.20	151.20	126.00
Weighted average cap price	$27.70	$24.96	$24.88
Weighted average floor price	$23.35	$20.48	$20.38
Fair value (in millions)	$13	$1	$—

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

Total Interest Rate Hedging Program

All swap and treasury lock transactions outstanding with an interest rate component are reflected in the tables below.

	December 31, 2003
	Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fair Value Hedges
Fixed to variable swaps (in millions)	$100	$300	—	$300	—	$200	$900	$65
Average fixed rate	8.63%	6.38%	—	7.88%	—	6.13%	7.07%
Average floating rate	5.44%	2.63%	—	3.75%	—	1.65%	3.10%

BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

Summarized Comparative Prior Year Information

	December 31, 2002
	Maturity Date
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fair Value Hedges
Fixed to variable swaps (in millions)	—	$100	$300	—	$300	$200	$900	$82
Average fixed rate	—	8.63%	6.38%	—	7.88%	6.13%	7.07%
Average floating rate	—	5.98%	2.87%	—	4.38%	1.89%	3.50%

Cash Flow Hedges
Variable to fixed LIBOR swaps (in millions)	$100	—	—	—	—	—	$100	$—
Average fixed rate	3.14%	—	—	—	—	—	3.14%
Average floating rate	1.43%	—	—	—	—	—	1.43%
Treasury locks (in millions)	$150	—	—	—	—	—	$150	$(3)
Average locked-in rate	4.38%	—	—	—	—	—	4.38%

Fair Value Interest Rate Hedges

The Company enters into interest rate swaps to convert fixed-rate debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of December 31, 2003 and 2002, BNSF had entered into nine separate swaps on a notional amount of $900 million in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF as of December 31, 2003, was 3.10 percent and the average fixed rate BNSF is to receive is 7.07 percent. These swaps will expire between 2004 and 2009.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts recorded in the Consolidated Statements of Income for interest rate fair value hedge transactions were as follows (in millions):

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Hedge benefit	$35	$26	$—
Tax effect	13	10	—

Hedge benefit, net of tax	$22	$16	$—

The amounts recorded on the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	DECEMBER 31,
	2003	2002
Short-term interest rate hedging asset	$9	$5
Long-term interest rate hedging asset	$56	$77

Cash Flow Interest Rate Hedges

The Company occasionally uses interest rate swaps to fix the LIBOR component of commercial paper. These swaps are accounted for as cash flow hedges under SFAS No. 133 and qualify for the short cut method of recognition and, therefore, no portion of these swaps is treated as ineffective. As of December 31, 2003, BNSF had no interest rate swaps outstanding to fix the LIBOR component of commercial paper but had $100 million outstanding at December 31, 2002. These swaps expired in 2003.

In anticipation of future debt issuances, BNSF entered into three treasury lock transactions in 2002 totaling $150 million to fix the treasury component on a future 10-year debt issuance. The average locked-in rate was 4.38 percent. These treasury locks were closed in May 2003 in connection with the issuance of $250 million of 4.30 percent notes due July 1, 2013. BNSF paid the counterparties $10 million on the closing date and this payment will be amortized over the life of the related notes.

The amounts recorded in the Consolidated Statements of Income for interest rate cash flow hedge transactions were as follows (in millions):

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Hedge loss	$—	$(2)	$—
Tax effect	—	(1)	—

Hedge loss, net of tax	$—	$(1)	$—

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of unexpired cash flow hedges, were as follows (in millions):

	DECEMBER 31,
	2003	2002
Interest rate hedging liability	$—	$(3)
Tax effect	—	(1)

Interest rate hedging liability included in AOCI, net of tax	$—	$(2)

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Other Expense, Net

Other expense, net includes the following (in millions):

	Year Ended December 31,
	2003	2002	2001
Accounts receivable sale fees	$9	$12	$30
Write-down of non-rail investments	—	—	75
Miscellaneous, net	5	—	9

Total	$14	$12	$114

Losses recognized in 2001 related to non-rail investments consisted primarily of FreightWise, Inc., an Internet transportation exchange; Pathnet Telecommunications, Inc., a telecommunications venture; a decline in the cash surrender value of company owned life insurance policies; and a portfolio of other non-core investments.

5.    Income Taxes

Income tax expense (benefit) was as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$(12)	$21	$129
State	6	3	11

Total current	(6)	24	140

Deferred:
Federal	408	378	258
State	52	54	44

Total deferred	460	432	302

Total	$454	$456	$442

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.0	3.1	3.0
Tax settlement	(1.0)	—	—
Other, net	(0.1)	(0.6)	(0.3)

Effective tax rate	36.9%	37.5%	37.7%

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2003	2002
Deferred tax liabilities:
Depreciation and amortization	$(7,596)	$(7,148)
Other	(537)	(445)

Total deferred tax liabilities	(8,133)	(7,593)

Deferred tax assets:
Casualty and environmental	273	265
Employee merger and separation costs	69	80
Pension and post-retirement benefits	238	237
Other	364	350

Total deferred tax assets	944	932

Net deferred tax liability	$(7,189)	$(6,661)

Non-current deferred income tax liability	$(7,481)	$(6,975)
Current deferred income tax asset	292	314

Net deferred tax liability	$(7,189)	$(6,661)

All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation are closed through 1994 and the business combination date of September 1995, respectively. BNSF is currently under Internal Revenue Service examination for years 1995 through 1999. In addition, BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2003.

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

SFRC renewed $350 million of its $700 million accounts receivable facility, effective June 2003, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivable facility with a five year term in June 2003. The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at December 31, 2003. Outstanding undivided interests held by investors under the A/R sales program were $625 million at December 31, 2003, and $594 million, net of $8 million of excess cash held in the trust, at December 31, 2002. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $808 million and $771 million of receivables transferred by SFRC to the master trust at December 31, 2003 and December 31, 2002, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $183 million and $177 million at December 31, 2003 and 2002, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivables transferred by SFRC to the master trust less $625 million and $594 million, at December 31, 2003 and 2002, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $9.8 billion in 2003 and $9.5 billion in 2002. No servicing asset or liability has been recorded since the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $9 million and $12 million for the year ended December 31, 2003 and 2002, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 1.1 percent and 2.0 percent for the years ended December 31, 2003 and 2002, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. BNSF Railway has historically experienced very low levels of default or dilution. If dilution or delinquency percentages were to increase by one percentage point, the value of BNSF Railway’s retained interest would increase by approximately $8 million.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer. At December 31, 2003 and December 31, 2002, $78 million and $77 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At December 31, 2003 and December 31, 2002, $85 million and $82 million, respectively, of such allowances had been recorded. During the year ended December 31, 2003, 2002 and 2001, $7 million, $7 million and $8 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At December 31, 2003, BNSF Railway was in compliance with these provisions.

7.    Property And Equipment, Net

Property and equipment, net (in millions), and the weighted average annual depreciation rate (%) were as follows:

	December 31,
	2003	2002	2003 Depreciation Rate
Land	$1,519	$1,495	—%
Track structure	13,818	13,024	3.6
Other roadway	10,199	9,733	2.5
Locomotives	3,468	2,721	3.7
Freight cars and other equipment	1,757	1,678	4.6
Computer hardware and software	313	254	11.1

Total cost	31,074	28,905
Less accumulated depreciation and amortization	(6,006)	(4,883)

Property and equipment, net	$25,068	$24,022

The Consolidated Balance Sheets at December 31, 2003 and 2002, included $940 million, net of $281 million of amortization, and $972 million, net of $249 million of amortization, respectively, for property and equipment under capital leases, primarily for locomotives.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Accounts Payable And Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31,
	2003	2002
Compensation and benefits payable	$418	$410
Casualty and environmental liabilities	250	248
Accounts payable	214	177
Tax liabilities	174	175
Contract allowances	129	124
Rents and leases	121	150
Equipment purchases	114	—
Accrued interest	111	118
Employee merger and separation costs	35	40
Other	536	476

Total	$2,102	$1,918

9.    Debt

Debt outstanding was as follows (in millions):

	December 31,
	2003	2002
Notes and debentures, weighted average rate of 6.2 percent, due 2004 to 2097	$4,790	$4,719
Equipment obligations, weighted average rate of 7.1 percent, due 2004 to 2016	537	611
Capitalized lease obligations, weighted average rate of 6.4 percent, due 2004 to 2023	612	646
Mortgage bonds, weighted average rate of 8.3 percent, due 2004 to 2047	391	422
Financing obligations, weighted average rate of 6.3 percent, due 2012 to 2028	153	138
Commercial paper, 1.2 percent, variable	242	320
Unamortized discount and other, net	(41)	(42)

Total	6,684	6,814
Less current portion of long-term debt	(244)	(173)

Long-term debt	$6,440	$6,641

Notes and debentures include increases related to fair value adjustments for hedges of $59 million and $77 million at December 31, 2003 and 2002, respectively.

Certain BNSF Railway properties and other assets are subject to liens securing $391 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and capital leases.

The following tables provide fair value information for the Company’s debt obligations including principal cash flows and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2003.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values presented in the following table do not include the fair value of the swaps and treasury locks.

	December 31, 2003
	Maturity Date
	2004	2005	2006	2007	2008	There After	Total	Fair Value
Fixed-Rate Debt (in millions)	$142	$146	$432	$135	$135	$4,493	$5,483	$5,839
Average Interest Rate	7.1%	7.1%	8.4%	6.9%	6.9%	6.8%	7.0%
Variable-Rate Debt (in millions)	$102	$316	—	$322	$242	$219	$1,201	$1,276
Average Interest Rate	5.6%	3.6%	—	5.5%	3.5%	4.3%	4.4%

Maturities in 2008 in the 2003 table above exclude $200 million of 7.29 percent debentures which mature in 2036 but are redeemable in 2008 at the option of the debt holders. In addition, BNSF has included in 2008 maturities $242 million of commercial paper in the 2003 table above. A one-half percent change in interest rates would cause interest expense related to commercial paper to fluctuate by approximately $1 million.

	December 31, 2002
	Maturity Date
	2003	2004	2005	2006	2007	There After	Total	Fair Value
Fixed-Rate Debt (in millions)	$173	$149	$146	$433	$136	$4,480	$5,517	$6,028
Average Interest Rate	6.4%	7.0%	7.1%	8.4%	6.9%	7.0%	7.1%
Variable-Rate Debt (in millions)	—	$104	$641	—	$328	$224	$1,297	$1,343
Average Interest Rate	—	6.1%	3.1%	—	5.5%	4.1%	4.1%

BNSF has included in 2005 maturities $320 million of commercial paper in the 2002 table above. In addition, maturities in 2003 included in the 2002 table exclude $175 million of 6.53 percent notes due 2037 which were redeemable in 2003 at the option of the holder.

The fair value of BNSF’s long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities. The carrying amount of commercial paper and bank debt approximates fair value because of the short maturity of these instruments.

Mortgage Bonds

2003

The Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

Notes and Debentures

2003

BNSF issued $250 million of 4.30 percent notes due July 1, 2013. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

The Company exercised an option to call $150 million of 7.50 percent bonds due July 2023 at a price of 103.02 percent of par. Commercial paper was used to fund the call.

As of December 31, 2003, the Company had $750 million of debt capacity available under its shelf registration.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002

BNSF issued $300 million of 5.90 percent notes due July 1, 2012. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

Commercial Paper

BNSF issues commercial paper from time to time that is supported by bank revolving credit agreements. At December 31, 2003, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. In June 2003, the Company reduced its $750 million short-term facility to $700 million and extended its expiration date to June 2004. The Company has the ability to have any amounts then outstanding mature as late as June 2005. Also, in June 2003, the Company reduced its $750 million long-term facility to $500 million and extended its expiration date to June 2008. As of December 31, 2003, as a result of these amendments, the bank revolving credit agreements allow borrowings of up to $1.2 billion. Annual facility fees are currently 0.10 percent and 0.15 percent for the short-term and long-term facilities, respectively. Both rates are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The Company classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements. At December 31, 2003, the Company was in compliance.

The maturity value of commercial paper outstanding as of December 31, 2003 was $494 million, reducing the total capacity available under the revolving credit agreements to approximately $706 million. Included in the $494 million maturity value of commercial paper is $251 million issued to a consolidated subsidiary of BNSF that is eliminated upon consolidation.

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

Guarantees

Debt guaranteed by the Company as of December 31, 2003 is as follows (dollar amounts in millions):

	GUARANTEES
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount (a)	Remaining Term (In Years)
Counterparty
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$68	$111	$111	15
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$23	$—	19
Westside Intermodal Transportation Corporation	0.0%	$45	$76	$—	19
San Jacinto Partnership	49.0%	$50	$51	$—	Less than 1
All other	0.0%	$11	$15	$6	Various

(a)	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Kinder Morgan Energy Partners, L.P.

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

San Jacinto Partnership

BNSF agreed to guarantee approximately $85 million of debt, of which $50 million was outstanding as of December 31, 2003. The proceeds from the debt are being used to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas area. In addition, the San Jacinto Partnership used $22 million of the proceeds to repay all of the interim construction advances previously made by BNSF. As discussed in Note 16 to the Consolidated Financial Statements, the San Jacinto Partnership will likely be consolidated on March 31, 2004.

All Other

BNSF Railway guarantees $11 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $6 million of the $11 million of guarantees. These guarantees expire between 2005 and 2014.

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

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Commitments and Contingencies

Lease Commitments

BNSF has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments (which reflect leases having non-cancelable lease terms in excess of one year) as of December 31, 2003, are summarized as follows (in millions):

	December 31,
	Capital Leases	Operating Leases
2004	$110	$437
2005	109	442
2006	108	409
2007	96	366
2008	90	366
Thereafter	234	3,326

Total	747	$5,346

Less amount representing interest	135

Present value of minimum lease payments	$612

Lease rental expense for all operating leases was $462 million, $448 million and $443 million for the years ended December 31, 2003, 2002 and 2001, respectively. Contingent rentals and sublease rentals were not significant.

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

The Company formed a consolidated wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), in the second quarter of 2002. BNSF IC provides insurance coverage for certain punitive damage risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. At December 31, 2003, BNSF IC had invested in commercial paper issued by BNSF and third party time deposits and money market accounts. The Company’s accounting policies related to personal injury, as disclosed in Note 2 to the Consolidated Financial Statements, did not change as a result of the formation of this subsidiary.

The Company recognized personal injury expenses of approximately $215 million, $228 million and $195 million in 2003, 2002 and 2001, respectively. BNSF made payments for personal injuries of approximately $198 million, $190 million and $173 million in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the Company had recorded liabilities of $513 million and $496 million, respectively, related to personal injury claims. Of these amounts, $200 million and $197 million were included in current liabilities in 2003 and 2002, respectively. BNSF’s liabilities for personal injury claims are undiscounted.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at approximately 20 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 430 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expenses of approximately $59 million, $43 million and $51 million during 2003, 2002 and 2001, respectively. BNSF paid approximately $56 million, $49 million and $72 million during 2003, 2002 and 2001, respectively, for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF has recorded liabilities for remediation and restoration of all known sites of $199 million at December 31, 2003, compared with $196 million at December 31, 2002. Of these amounts, $50 million and $51 million, respectively, are included in current liabilities. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2003, will be paid over the next five years and no individual site is considered to be material.

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

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Claims and Litigation

BNSF and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, Federal Employers’ Liability Act claims by BNSF Railway employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF’s management that none of these items, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

11.    Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

	2003	2002	2001
Beginning balance at January 1,	$210	$274	$310
Accruals	15	1	30
Payments	(43)	(55)	(55)
Other	(3)	(10)	(11)

Ending balance at December 31,	$179	$210	$274

Employee merger and separation liabilities of $179 million and $210 million are included in the Consolidated Balance Sheets at December 31, 2003 and 2002, respectively, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in materials and other in the Consolidated Income Statements. At December 31, 2003, $35 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid in 2004.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $144 million and $163 million at December 31, 2003 and 2002, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. In 2003, the Company updated its estimates and accrued $3 million of additional expenses related to deferred benefits. In 2001, the Company recorded a $5 million reversal of certain deferred benefits payable to reflect a change in estimates.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $20 million and $25 million at December 31, 2003 and 2002, respectively, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger and a separation program announced in July 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The July 2003 separation program resulted in accrued severance costs of approximately $12 million and will affect approximately 150 employees. Reductions related to the July 2003 separation program were completed in the fourth quarter of 2003. In the fourth quarter of 2001, the Company recorded a charge of $9 million of costs related to the reduction of approximately 40 material handlers and other clerical positions. This liability balance also includes remaining costs related to the reduction of approximately 140 material handlers in 2000.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, 2002 and 2001, the Company recorded $1 million, $10 million and $6 million, respectively, of reversals for certain liabilities associated with the consolidation of clerical functions. These reversals primarily reflect accrued payments related to workforce reductions for positions under collective bargaining agreements where the Company was able to place affected individuals in alternate positions. The remaining liability balance at December 31, 2003, represents benefits to be paid to employees affected by the clerical consolidation and the separation program for employees being paid up to ten years or in some cases through retirement versus receiving a lump-sum payment.

Non-union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger were $15 million and $22 million at December 31, 2003 and 2002, respectively. These costs will be paid over the next several years based on deferral elections made by the affected employees.

During the fourth quarter of 2001, the Company reduced 400 positions through severance, normal attrition and the elimination of contractors. The Company recorded $21 million of expenses for severance, medical and other benefits associated with the costs of terminating 360 employees and approximately $31 million for benefits to be received under the Company’s retirement and medical plans. During the fourth quarter of 2003 and 2002, the Company recorded a $2 million reduction to its liability balance and accrued additional expenses of $1 million, respectively, due to changes in certain estimates. Substantially all of these planned reductions were completed at December 31, 2001.

12.    Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 23.6 million, 26.3 million and 18.6 million for 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share, because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

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

BNSF’s accumulated post retirement benefit obligation (APBO) and net cost recognized for other post employment benefits (OPEB) do not reflect the effects of the recent Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act). The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications. Specific authoritative guidance on the accounting for the federal subsidy is pending and when that guidance is issued, it could require BNSF to change information related to its actuarially determined APBO and net cost for OPEB.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of the net (benefit) cost for these plans were as follows (in millions):

	Year Ended December 31,
	Pension Benefits			Health and Welfare Benefits
	2003	2002	2001	2003	2002	2001

Service cost	$17	$15	$13	$4	$6	$4
Interest cost	100	100	102	22	21	18
Expected return on plan assets	(123)	(127)	(136)	—	—	—
Curtailments/settlements	—	—	10	—	—	3
Special termination benefits	—	2	18	—	—	—
Actuarial loss	3	1	1	8	3	—
Net amortization and deferred amounts	—	2	2	(2)	—	—

Net (benefit) cost recognized	$(3)	$(7)	$10	$32	$30	$25

The following table shows the change in benefit obligation based on the September 30 measurement date (in millions):

	Pension Benefits		Health and Welfare Benefits
	2003	2002	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of period	$1,611	$1,507	$363	$314
Service cost	17	15	4	6
Interest cost	100	100	22	21
Plan participants’ contributions	—	—	6	5
Amendments	—	2	(9)	(12)
Actuarial loss	75	117	7	54
Curtailments/settlements	—	(13)	—	—
Special termination benefits	—	2	—	—
Benefits paid	(125)	(119)	(27)	(25)

Benefit obligation at end of period	$1,678	$1,611	$366	$363

The accumulated benefit obligation for all defined benefit pension plans was $1,559 million and $1,503 million at September 30, 2003, and 2002, respectively. Both the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan had an accumulated benefit obligation in excess of plan assets at September 30, 2003 and 2002.

The following table shows the change in plan assets of the plans based on the September 30 measurement date (in millions):

	Pension Benefits		Health and Welfare Benefits
	2003	2002	2003	2002
Change in Plan Assets
Fair value of plan assets at beginning of period	$1,151	$1,345	$—	$—
Actual return on plan assets	193	(67)	—	—
Settlements	—	(13)	—	—
Employer contribution	5	5	21	20
Plan participants’ contributions	—	—	6	5
Benefits paid	(125)	(119)	(27)	(25)

Fair value of plan assets at end of period	$1,224	$1,151	$—	$—

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the reconciliation of the funded status of the plans with amounts recorded in the Consolidated Balance Sheets (in millions):

	December 31,
	Pension Benefits		Health and Welfare Benefits
	2003	2002	2003	2002
Fair value of plan assets as of September 30	$1,224	$1,151	$—	$—
Benefit obligations as of September 30	1,678	1,611	366	363

Funded status (plan assets less benefit obligations)	(454)	(460)	(366)	(363)

Amounts not recognized:
Unrecognized net loss	480	479	111	111
Unrecognized prior service cost	(2)	(3)	(20)	(12)

Net amount recognized as of December 31	$24	$16	$(275)	$(264)

The following table shows the amounts recognized in the Consolidated Balance Sheets (in millions):

	December 31,
	Pension Benefits		Health and Welfare Benefits
	2003	2002	2003	2002
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(335)	(352)	(275)	(264)
Intangible assets	—	—	—	—
Accumulated other comprehensive income	359	368	—	—

Net amount recognized	$24	$16	$(275)	$(264)

	December 31,
	Pension Benefits		Health and Welfare Benefits
	2003	2002	2003	2002
(Decrease) increase in minimum liability included in other comprehensive income	$(9)	$356	$—	$—

The expected long-term rate of return is the return to be earned, net of plan expenses, over the period that benefits are paid. It reflects the rate of return on present investments and on expected contributions. In determining the expected long-term rate of return, BNSF considered: 1) forward looking capital market forecasts, 2) historical returns for individual asset classes and 3) the impact of active portfolio management.

The assumptions used in accounting for the BNSF plans were as follows:

	Pension Benefits		Health and Welfare Benefits
	2003	2002	2003	2002
Assumptions Used to Determine Net (Benefit) Cost for Fiscal Years Ended December 31,
Discount rate	6.5%	7.0%	6.5%	7.0%
Expected long-term rate of return on plan assets	8.5%	8.5%	—	—
Rate of compensation increase	3.9%	4.0%	3.9%	4.0%

	Pension Benefits		Health and Welfare Benefits
	2003	2002	2003	2002
Assumptions Used to Determine Benefit Obligations at September 30,
Discount rate	6.0%	6.5%	6.0%	6.5%
Rate of compensation increase	3.9%	3.9%	3.9%	3.9%

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant.

	December 31,
	2003	2002
Assumed health care cost trend rate	11%	11%
Rate to which health care cost trend rate is expected to decline and remain	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total service and interest cost	$3	$(2)
Effect on post retirement benefit obligation	$36	$(30)

The qualified BNSF Retirement Plan asset allocation at September 30, 2003, and 2002 and the target allocation for 2004 by asset category are as follows:

	Target Allocation	Percentage Of Pension Plan Assets at September 30,
	2004	2003	2002
Plan Asset Allocation
Equity Securities	45-75%	57%	51%
Debt Securities	25-45	33	39
Real Estate	0-10	10	10
Other	0-5	—	—

Total	100%	100%	100%

The general investment objective of the BNSF Retirement Plan is to grow the Plan assets in relation to the Plan liabilities while prudently managing the risk of a decrease in the Plan’s assets relative to those liabilities. To meet this objective the Employee Benefits Committee has adopted the above asset allocation ranges. The target for each asset class is the mid-point of the range. Ranges allow flexibility to accommodate market changes in the asset class when those changes occur on a temporary basis because of the cost in transitioning assets.

The Company expects to contribute approximately $20 million to its defined benefit pension plans and approximately $20 million to its OPEB plans in 2004.

Defined Contribution Plans

BNSF sponsors 401(k) plans which cover substantially all employees. BNSF matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Depending on BNSF’s performance, non-union employees can receive an additional matching contribution of up to 30 percent of the first six percent at the end of the year. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. BNSF’s 401(k) matching expense was $16 million, $15 million and $14 million in 2003, 2002 and 2001, respectively.

Other

Under collective bargaining agreements, BNSF participates in multi-employer benefit plans which provide certain post-retirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $31 million, $20 million and $18 million, in 2003, 2002 and 2001, respectively. See Note 11 to the Consolidated Financial Statements for other deferred benefits payable to certain conductors, trainmen and locomotive engineers.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Stock Options and other Incentive Plans

On April 15, 1999, BNSF shareholders approved the BNSF 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001 and April 17, 2002, BNSF shareholders approved the amended BNSF 1999 Stock Incentive Plan, which authorized additional awards not to exceed 29 million and 35 million shares, respectively of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately three million common shares were available for future grant at December 31, 2003.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee director’s stock plan and authorized 900 thousand shares of BNSF common stock to be issued in connection with this plan. Approximately 600 thousand common shares were available for future grant at December 31, 2003.

Stock Options

Under BNSF’s stock option plans, options may be granted to officers and salaried employees at the fair market value of the Company’s common stock on the date of grant. Stock option grants awarded after April 2001 generally vest ratably over three years and expire within ten years after the date of grant. Shares issued upon exercise of options may be issued from treasury shares or from authorized but unissued shares.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. See Note 2 to the Consolidated Financial Statements for the Company’s pro forma net income and earnings per share determined based on the fair value at grant dates consistent with SFAS No. 123.

A summary of the status of the stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years then ended, is presented below (options in thousands):

	Year Ended December 31,
	2003		2002		2001
	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices
Balance at beginning of year	39,323	$28.31	39,839	$28.02	38,423	$27.22
Granted	2,957	$27.88	2,867	$27.76	7,424	$29.02
Exercised	(3,222)	$22.68	(2,338)	$21.58	(5,282)	$23.31
Cancelled	(738)	$30.16	(1,045)	$30.57	(726)	$30.29

Balance at end of year	38,320	$28.72	39,323	$28.31	39,839	$28.02

Options exercisable at year end	31,465	$28.83	32,068	$28.30	32,893	$27.80

The following table summarizes information regarding stock options outstanding at December 31, 2003 (options in thousands):

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$18.04 to $24.83	2,625	2.6 Years	$22.91	2,611	$22.90
$25.66 to $28.73	11,685	7.1 Years	$26.65	7,212	$25.99
$28.76 to $30.98	16,466	5.1 Years	$29.17	14,101	$29.19
$31.00 to $36.74	7,544	5.0 Years	$32.95	7,541	$32.95

$18.04 to $36.74	38,320	5.5 Years	$28.72	31,465	$28.83

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Incentive Plans

BNSF has other long-term incentive programs in addition to stock options as shown in the following table:

	Vested	Shares Outstanding as of December 31, 2003	Shares Granted for Year Ended December 31,
Other Incentive Plans			2003	2002	2001
(in thousands except for vested)	(in years)
Restricted shares
Time-based	3-5	2,133	558	999	725
Performance-based	3	321	—	340	—
BNSF Incentive Bonus Stock Program(a)	3	646	329	176	162
BNSF Discounted Stock Purchase Program(b)	N/A	38	19	12	7

(a)	Certain eligible employees may defer through the BNSF Incentive Bonus Stock Program (IBSP) the cash payment of their bonus for restricted stock.

(b)	Salaried employees not eligible to participate in the IBSP may use their bonus to purchase BNSF common stock at a discount from the market price. These shares are restricted for a three-year period.

Shares awarded under the plans may not be sold or used as collateral, and are generally not transferable, by the holder until the shares awarded become free of restrictions. Compensation expense, net of tax, recorded under the BNSF Stock Incentive Plans in accordance with APB Opinion 25 was $11 million, $10 million and $8 million for the years ended 2003, 2002 and 2001, respectively.

15.    Common Stock and Preferred Capital Stock

Common Stock

BNSF is authorized to issue 600 million shares of common stock, $0.01 par value. At December 31, 2003, there were 371 million shares of common stock outstanding. Each holder of common stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of stockholders. Subject to the rights and preferences of any future issuances of preferred stock, each share of common stock is entitled to receive dividends as may be declared by the Board of Directors (the Board) out of funds legally available and to share ratably in all assets available for distribution to stockholders upon dissolution or liquidation. No holder of common stock has any preemptive right to subscribe for any securities of BNSF.

Preferred Capital Stock

At December 31, 2003, BNSF had 50 million shares of Class A Preferred Stock, $0.01 par value and 25 million shares of Preferred Stock, $0.01 par value available for issuance. The Board has the authority to issue such stock in one or more series, to fix the number of shares and to fix the designations and the powers, rights, and qualifications and restrictions of each series.

Share Repurchase Program

In July 1997, the Board authorized the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. In December 1999, April 2000, September 2000 and January 2003, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date to the total shares previously authorized bringing BNSF’s share repurchase program to 150 million shares. During 2003, 2002 and 2001, the Company repurchased approximately 8 million, 13 million, and 11 million shares, respectively, of its common stock at average prices of $27.25 per share, $27.85 per share, and $27.76 per share, respectively. Total repurchases through December 31, 2003, were 124 million shares at a total average cost of $26.05 per share, leaving 26 million shares available for repurchase out of the 150 million shares presently authorized.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Accounting Pronouncements

In 2001, the Company entered into a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on the BNSF Railway to form San Jacinto Rail Limited. The purpose of the Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. San Jacinto Rail Limited, an unconsolidated subsidiary, will likely be required to be consolidated by the Company pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46), Consolidation of Variable Interest Entities, on March 31, 2004. If consolidation is required, it will have a minimal impact to the Company’s financial statements primarily due to the fact that the Company accounted for this investment prior to the adoption of FIN 46 under the equity method of accounting and recorded all losses incurred by the Partnership from inception to date as required by the partnership agreement.

BNSF has agreed to guarantee debt incurred by the Partnership, which is expected to be $85 million in connection with the construction of this rail line, of which $50 million was outstanding as of December 31, 2003. See Note 9 to the Consolidated Financial Statements for information about BNSF’s guarantee of the Partnership’s debt.

17.    Quarterly Financial Data—Unaudited

	Fourth	Third	Second	First
	(dollars in millions, except per share data)
2003
Revenues	$2,492	$2,395	$2,294	$2,232
Operating income	$477	$430	$412	$346
Income before cumulative effect of accounting change	$226	$203	$200	$148
Net income	$226	$203	$200	$187	(a)
Basic earnings per share (before cumulative effect of accounting change)	$0.61	$0.55	$0.54	$0.40
Basic earnings per share (after cumulative effect of accounting change)	$0.61	$0.55	$0.54	$0.50
Diluted earnings per share (before cumulative effect of accounting change)	$0.61	$0.55	$0.54	$0.40
Diluted earnings per share (after cumulative effect of accounting change)	$0.61	$0.55	$0.54	$0.50
Dividends declared per share	$0.15	$0.15	$0.12	$0.12
Common stock price:
High	$32.31	$29.47	$29.80	$27.05
Low	$27.65	$26.78	$24.89	$23.48

2002
Revenues	$2,301	$2,308	$2,207	$2,163
Operating income	$436	$419	$421	$380
Net income	$202	$192	$194	$172
Basic earnings per share	$0.54	$0.51	$0.51	$0.45
Diluted earnings per share	$0.54	$0.51	$0.51	$0.45
Dividends declared per share	$0.12	$0.12	$0.12	$0.12
Common stock price:
High	$27.07	$30.48	$30.44	$31.48
Low	$24.13	$23.74	$27.54	$26.85

(a)	2003 Net income includes the favorable cumulative effect of an accounting change of $39 million, net of tax, as described in Note 2 to the Consolidated Financial Statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, BNSF’s principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to BNSF’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information concerning the directors of BNSF will be provided under the heading “Nominees for Directors” in BNSF’s proxy statement for its 2004 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information under the heading “Audit Committee” in BNSF’s proxy statement for its 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, is hereby incorporated by reference into the Form 10-K.

Information concerning the executive officers of BNSF is included in Part I of this Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in BNSF’s proxy statement for its 2004 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

In 2003, the Company adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (Code of Ethics) applicable to the Chief Executive Officer, Chief Financial Officer, and Controller. A copy of the Code of Ethics is available on the Company’s website at www.bnsf.com. Any waiver of this Code of Ethics may be granted only by the Directors and Corporate Governance Committee of the Board of Directors or by the full Board. Any such waiver granted will be timely disclosed on the Company’s website under the “Investors” link as will amendments to the Code of Ethics.

Item 11.    Executive Compensation

Information concerning the compensation of directors and executive officers of BNSF will be provided under the heading “Directors’ Compensation” and under the headings “Summary Compensation Table,” “Stock Option Grants in 2003,” “Aggregated 2003 Stock Option Exercises and Year-End Option Values,” “Pension Plans,” “Employment Contracts and Other Arrangements,” and “Trust Agreements,” in BNSF’s proxy statement for its 2004 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the ownership of BNSF equity securities by certain beneficial owners and by management will be provided under the headings “Certain Beneficial Owners” and “Ownership of Management” in BNSF’s proxy statement for its 2004 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

Certain information about BNSF’s equity compensation plans will be provided under the heading “Equity Compensation Plan Information” in BNSF’s proxy statement for its 2004 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under such heading is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will be provided under the heading “Certain Relationships” of BNSF’s proxy statement for its 2004 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

Information concerning principal accounting fees and services will be provided under the heading “Independent Auditor” of BNSF’s proxy statement for its 2004 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements—See Item 8

Schedules are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.

2. Exhibits:

See Index to Exhibits beginning on page E-1 for a description of the exhibits filed as a part of this Report on Form 10-K.

(b) Reports on Form 8-K

Registrant furnished a report on Form 8-K on October 21, 2003 reporting under Item 12 a press release announcing third-quarter 2003 operating results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Santa Fe Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON NORTHERN SANTA FE CORPORATION

By:	/s/ Matthew K. Rose Matthew K. Rose Chairman, President and Chief Executive Officer

Dated: February 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe Corporation and in the capacities and on the date indicated.

Signature	Title
/s/ Matthew K. Rose Matthew K. Rose	Chairman, President and Chief Executive Officer (Principal Executive Officer), and Director

/s/ Thomas N. Hund Thomas N. Hund	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Dennis R. Johnson Dennis R. Johnson	Vice President and Controller (Principal Accounting Officer)

/s/ Alan L. Boeckmann* Alan L. Boeckmann	Director

/s/ John J. Burns, Jr.* John J. Burns, Jr.	Director

/s/ Vilma S. Martinez* Vilma S. Martinez	Director

/s/ Marc F. Racicot* Marc F. Racicot	Director

/s/ Roy S. Roberts* Roy S. Roberts	Director

/s/ Marc J. Shapiro* Marc J. Shapiro	Director

S-1

Signature	Title

/s/ J.C. Watts, Jr.* J.C. Watts, Jr.	Director

/s/ Robert H. West* Robert H. West	Director

/s/ J. Steven Whisler* J. Steven Whisler	Director

/s/ Edward E. Whitacre Jr.* Edward E. Whitacre, Jr.	Director

/s/ Michael B. Yanney* Michael B. Yanney	Director

Dated: February 12, 2004

	*By:	/s/ Jeffrey R. Moreland Jeffrey R. Moreland Executive Vice President Law & Government Affairs and Secretary

S-2

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Exhibit Number		Description

3.1

Amended and Restated Certificate of Incorporation of BNSF (amended as of April 21, 1998). Incorporated by reference to Exhibit 3.1 to BNSF’s Report on Form 10-Q for the quarter ended June 30, 1998. Certificate of Elimination of the Designation of the 6 1/4% Cumulative, Convertible Preferred Stock, Series A, $0.02 Par Value. Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series B, $0.01 Par Value. Incorporated by reference to Exhibit 4.1 of BNSF’s Form 8-A 12B filed December 23, 1999. Certificate of Increase in the Number of Authorized Shares of Junior Participating Preferred Stock, Series B, $0.01 Par Value. Incorporated by reference to Exhibit 3.1 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

3.2		By-Laws of BNSF as amended September 20, 2001. Incorporated by reference to Exhibit 3.1 of BNSF’s Form 10-Q for the period ended September 30, 2001.

4.1

Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee. Incorporated by reference to Exhibit 4 to BNSF’s Registration Statement on Form S-3 (No. 333-72013).

4.2		Form of BNSF’s 6 1/8% Notes Due 2009. Incorporated by reference to Exhibit 4.2 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998.

4.3		Form of BNSF’s 6 3/4% Debentures Due 2029. Incorporated by reference to Exhibit 4.3 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998.

4.4		Form of BNSF’ 6.70% Debenture Due August 1, 2028. Incorporated by reference to Exhibit 4.4 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998.

4.5		Form of BNSF’s 7.875% Note Due April 15, 2007. Incorporated by reference to Exhibit 4.5 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2000.

4.6		Form of BNSF’s 8.125% Debenture Due April 15, 2020. Incorporated by reference to Exhibit 4.6 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2000.

4.7		Form of BNSF’s 7.95% Debenture Due August 15, 2030. Incorporated by reference to Exhibit 4.7 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2000.

4.8		Form of BNSF’s 6.75% Note due July 15, 2011. Incorporated by reference to Exhibit 4.1 to BNSF’s Report on Form 10-Q for the quarter ended June 30, 2001.

4.9		Form of BNSF’s 5.90% Note Due July 1, 2012. Incorporated by reference to Exhibit 4.1 to BNSF’s Report on Form 10-Q for the quarter ended June 30, 2002.

4.10

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

10.1	*	Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan as amended July 17, 2003. Incorporated by reference to Exhibit 10.1 to BNSF’s Report on Form 10-Q for the period ended June 30, 2003.

10.2	*	The Burlington Northern and Santa Fe Railway Company Incentive Compensation Plan as amended effective January 1, 2003.

Exhibit Number		Description

10.3	*	Burlington Northern Santa Fe Corporation Deferred Compensation Plan, as amended and restated effective September 16, 1998. Incorporated by reference to Exhibit 10.1 to BNSF’s Report on Form 10-Q for the quarter ended September 30, 1998 (formerly, Burlington Northern Inc. Deferred Compensation Plan).

10.4	*	Burlington Northern Inc. Senior Executive Survivor Benefit Plan as of April 1, 1986. Incorporated by reference to Amendment No. 1 to BNI’s Report on Form 10-K for the fiscal year ended December 31, 1987.

10.5	*	Burlington Northern Santa Fe Corporation Senior Management Stock Deferral Plan. Incorporated by reference to Exhibit 10.37 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1999. Amendment of the Burlington Northern Santa Fe Corporation Senior Management Stock Deferral Plan dated November 19, 2001 is incorporated by reference to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

10.6	*	Burlington Northern Santa Fe Long Term Incentive Stock Plan. Incorporated by reference to Exhibit 4(c) to BNSF’s Registration Statement on Form S-8 (File No. 33-63247).

10.7	*	Burlington Northern Santa Fe Corporation 1990 Directors Stock Option Plan. Incorporated by reference to BNSF’s Registration Statement on Form S-8 (File No. 33-62825).

10.8	*	Burlington Northern Santa Fe Incentive Bonus Stock Program, as amended and restated January 20, 1999. Incorporated by reference to Exhibit 10.11 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1999.

10.9	*	Burlington Northern Santa Fe Corporation 1992 Stock Option Incentive Plan. Incorporated by reference to BNSF’s Registration Statement on Form S-8 (File No. 33-62839).

10.10	*	Burlington Northern Santa Fe 1996 Stock Incentive Plan. Incorporated by reference to Appendix B to BNSF’s Proxy Statement dated March 5, 1996. Amendment of Burlington Northern Santa Fe 1996 Stock Incentive Plan dated January 15, 1998 is incorporated by reference to Exhibit 10.13 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1997. Amendment dated December 3, 1998. Incorporated by reference to Exhibit 10.13 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1999.

10.11	*	Burlington Northern Santa Fe Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.2 to BNSF’s Report on Form 10-Q for the quarter ended September 30, 1996.

10.12	*	Burlington Northern Santa Fe Estate Enhancement Program, as amended and restated effective October 1, 1996. Incorporated by reference to Exhibit 10.15 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1996. Amendment to Burlington Northern Santa Fe Estate Enhancement Program is incorporated by reference to Exhibit 10.2 to BNSF’s Form 10-Q for the quarter ended June 30, 1999.

10.13	*	Form of BNSF Change-in-Control Agreement (applicable to Messrs. Ice, Hund, Moreland, and Lanigan, and two other executive officers). Incorporated by reference to Exhibit 10.17 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1996. Amendment dated December 17, 1998. Incorporated by reference to Exhibit 10.15 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14	*	Burlington Northern Santa Fe Deferred Compensation Plan for Directors as amended and restated January 16, 2003. Incorporated by reference to Exhibit 10.14 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2002.

Exhibit Number		Description

10.15	*	Burlington Northern Santa Fe Corporation Supplemental Investment and Retirement Plan. Incorporated by reference to Exhibit 10.20 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2000.

10.16	*	Burlington Northern Inc. Form of Severance Agreement and amendments through September 18, 1995 (applicable to Mr. Rose). Incorporated by reference to Exhibit 10.21 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995. Amendment to Form of Severance Agreement dated December 3, 1997 is incorporated by reference to Exhibit 10.21 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1997. Amendment dated January 6, 1999 is incorporated by reference to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

10.17	*	Burlington Northern Inc. Director’s Charitable Award Program. Incorporated by reference to Exhibit 10.22 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995.

10.18	*	Burlington Northern Santa Fe Salary Exchange Option Program. Incorporated by reference to Exhibit 10.23 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1999.

10.19	*	Santa Fe Pacific Corporation Supplemental Retirement Plan (Supplemental Plan). Incorporated by reference to Exhibit 10(d) to SFP’s Report on Form 10-K for the fiscal year ended December 31, 1984. Supplemental Plan as amended October 1, 1989, and Amendment to Supplemental Plan dated February 27, 1990, are incorporated by reference to Exhibit 10(d) to SFP’s Report on Form 10-K for the fiscal year ended December 31, 1989. Amendment to Supplemental Plan dated March 22, 1994, and effective January 1, 1994, is incorporated by reference to Exhibit 10.24 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995.

10.20	*	The Burlington Northern and Santa Fe Railway Company Severance Plan as amended and restated October 16, 2001. Incorporated by reference to Exhibit 10.22 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

10.21	*	Burlington Northern Santa Fe 1999 Stock Incentive Plan as amended effective April 18, 2002. Incorporated by reference to Exhibit 10.1 to BNSF’s Form 10-Q for the quarter ended June 30, 2002.

10.22	*	Amended and Restated Trust Agreement dated as of April 1, 1994 by and between SFP and The Bank of New York. Incorporated by reference to Exhibit 10.30 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995.

10.23	*	Trust Agreement dated as of July 26, 1994 by and between SFP and The Bank of New York. Incorporated by reference to Exhibit 10.31 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995.

10.24	*	Form of indemnification agreement dated as of September 17, 1998 between BNSF and directors. Incorporated by reference to Exhibit 10.37 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998.

10.25	*	Form of indemnification agreement dated as of September 17, 1998 between BNSF and certain officers. Incorporated by reference to Exhibit 10.38 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998.

10.26	*	Amendment to Burlington Northern Santa Fe Supplemental Retirement Plan (Matthew K. Rose) dated April 18, 2002. Incorporated by reference to Exhibit 10.2 to BNSF’s Report on Form 10-Q for the period ended June 30, 2002.

10.27	*	Retirement Benefit Agreement dated April 19, 2002 between BNSF and Matthew K. Rose. Incorporated by reference to Exhibit 10.3 to BNSF’s Report on Form 10-Q for the period ended June 30, 2002.

Exhibit Number		Description

10.28	*	Achievement Award Program of The Burlington Northern and Santa Fe Railway Company as amended and restated April 17, 2003. Incorporated by reference to Exhibit 10.4 to BNSF’s Report on Form 10-Q for the period ended June 30, 2003.

10.29	*	Retirement Benefit Agreement dated January 16, 2003 between BNSF and John P. Lanigan.

12.1		Computation of Ratio of Earnings to Fixed Charges.

21.1		Subsidiaries of BNSF.

23.1		Consent of PricewaterhouseCoopers LLP.

24.1		Powers of Attorney.

31.1		Principal Executive Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of Sarbanes-Oxley Act of 2002).

31.2		Principal Financial Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of Sarbanes-Oxley Act of 2002).

32.1		Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

*		Management contract or compensatory plan or arrangement.

E-4