Form 10-Q
period 2004-03-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2004-04-27
CIK 934612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 16, 2004
Common stock, $.01 par value	370,877,594 shares

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)

(Unaudited)

Three Months Ended March 31,	2004	2003
Revenues	$2,490	$2,232

Operating expenses:
Compensation and benefits	787	718
Purchased services	340	301
Depreciation and amortization	249	226
Equipment rents	187	169
Fuel	275	274
Materials and other	242	198

Total operating expenses	2,080	1,886

Operating income	410	346
Interest expense	102	106
Other (income) expense, net	(3)	2

Income before income taxes and cumulative effect of accounting change	311	238
Income tax expense	118	90

Income before cumulative effect of accounting change	$193	$148
Cumulative effect of accounting change, net of tax	—	39

Net income	$193	$187

Earnings per share:
Basic earnings per share (before cumulative effect of accounting change)	$0.52	$0.40
Basic earnings per share (after cumulative effect of accounting change)	$0.52	$0.50
Diluted earnings per share (before cumulative effect of accounting change)	$0.52	$0.40
Diluted earnings per share (after cumulative effect of accounting change)	$0.52	$0.50

Average shares (in millions):
Basic	369.4	371.1
Dilutive effect of stock awards	4.6	2.3

Diluted	374.0	373.4

Dividends declared per share	$0.15	$0.12

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, shares in thousands)

(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$73	$18
Accounts receivable, net	201	129
Materials and supplies	282	266
Current portion of deferred income taxes	312	292
Other current assets	255	157

Total current assets	1,123	862
Property and equipment, net	25,264	25,068
Other assets	1,156	1,009

Total assets	$27,543	$26,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$1,983	$2,102
Long-term debt due within one year	303	244

Total current liabilities	2,286	2,346
Long-term debt and commercial paper	6,811	6,440
Deferred income taxes	7,606	7,481
Casualty and environmental liabilities	484	462
Minimum pension liability	359	359
Employee merger and separation costs	137	144
Other liabilities	1,208	1,212

Total liabilities	18,891	18,444

Commitments and contingencies (see Notes 2, 5, and 6)
Stockholders’ equity:
Common stock, $.01 par value, 600,000 shares authorized; 503,160 shares and 500,685 shares issued, respectively	5	5
Additional paid-in capital	5,836	5,766
Retained earnings	6,377	6,240
Treasury stock, at cost, 132,126 shares and 129,225 shares, respectively	(3,430)	(3,340)
Unearned compensation	(34)	(36)
Accumulated other comprehensive loss	(102)	(140)

Total stockholders’ equity	8,652	8,495

Total liabilities and stockholders’ equity	$27,543	$26,939

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Three Months Ended March 31,	2004	2003
OPERATING ACTIVITIES
Net income	$193	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249	226
Deferred income taxes	82	69
Employee merger and separation costs paid	(8)	(10)
Cumulative effect of accounting change, net of tax	—	(39)
Other, net	(13)	7
Changes in current assets and liabilities:
Accounts receivable, net	(73)	3
Materials and supplies	(16)	(20)
Other current assets	(59)	(15)
Accounts payable and other current liabilities	(114)	(81)

Net cash provided by operating activities	241	327

INVESTING ACTIVITIES
Capital expenditures	(392)	(340)
Other, net	(86)	(10)

Net cash used for investing activities	(478)	(350)

FINANCING ACTIVITIES
Net increase in commercial paper and bank borrowings	406	242
Payments on long-term debt	(33)	(63)
Dividends paid	(56)	(45)
Proceeds from stock options exercised	56	2
Purchase of BNSF common stock	(82)	(77)
Other, net	1	1

Net cash provided by financing activities	292	60

Increase in cash and cash equivalents	55	37
Cash and cash equivalents:
Beginning of period	18	28

End of period	$73	$65

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$114	$111
Income taxes paid (refunded), net	$3	$(6)
Non-cash asset financing	$2	$6

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, including the financial statements and notes thereto. Burlington Northern Santa Fe Corporation is a holding company that conducts no operating activities and owns no significant assets other than its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of Burlington Northern Santa Fe Corporation, its majority-owned subsidiaries and a variable interest entity for which BNSF is the primary beneficiary, all of which are separate legal entities (collectively, BNSF or Company). The Company’s principal operating subsidiary is The Burlington Northern and Santa Fe Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated. BNSF was incorporated in Delaware on December 16, 1994.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF’s consolidated financial position as of March 31, 2004, and the results of operations for the three month periods ended March 31, 2004 and 2003, have been included.

Certain comparative prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Implementation of FIN 46R

In 2001, BNSF Railway entered into the San Jacinto Rail Limited partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on BNSF Railway’s rail lines. The purpose of this Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas area. BNSF Railway owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. The Company has determined that San Jacinto Rail Limited, a previously unconsolidated subsidiary, was required to be consolidated pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, on March 31, 2004, as the Partnership qualifies as a variable interest entity and the Company is the primary beneficiary. This consolidation had a minimal impact to the Consolidated Statements of Income due to the fact that the Company accounted for this investment prior to the adoption of FIN 46R under the equity method of accounting and the Partnership’s losses to date have been minimal. The consolidation resulted in an increase in assets of $54 million, which includes $26 million and $23 million in cash and land, respectively, an increase in liabilities of $55 million, including $50 million of short-term debt, and a decrease in equity of $1 million.

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

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The net cumulative effect of adopting SFAS No. 143 for years prior to 2003 was an increase to net income of $39 million, net of tax, or $0.10 per share (basic and diluted), which is reflected in the cumulative effect adjustment recorded in the first quarter of 2003. The Company’s liability for legally obligated asset retirement costs was $4 million at March 31, 2004 and December 31, 2003.

Stock-Based Compensation

The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based plans. In accordance with APB Opinion 25, the Company records the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense has been recognized for its fixed stock option plans as the exercise price equals the stock price on the date of grant. Stock-based compensation expense related to restricted stock has been recognized as compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except per share data):

Quarter Ended March 31,	2004	2003
Net income, as reported	$193	$187
Stock-based employee compensation expense included in reported net income, net of related tax effects	3	1
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(10)	(6)

Pro forma net income	$186	$182

Earnings per share:
Basic – as reported	$0.52	$0.50

Basic – pro forma	$0.50	$0.49

Diluted – as reported	$0.52	$0.50

Diluted – pro forma	$0.50	$0.49

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

Fuel

Fuel costs represented 13 and 15 percent of total operating expenses during the three months ended March 31, 2004 and 2003, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first quarter of 2004 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in $13 million of additional fuel expense on an annual basis.

Total Fuel-Hedging Program

As of March 31, 2004, BNSF’s total fuel-hedging program covered 59 percent, 47 percent and 19 percent of estimated fuel purchases for the remainder of 2004, 2005 and 2006, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

Three Months Ended March 31,	2004	2003
Hedge benefit	$50	$24
Ineffective portion of unexpired hedges	4	(2)
Tax effect	21	8

Hedge benefit, net of tax	$33	$14

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	March 31,	December 31,
	2004	2003
Short-term fuel-hedging asset	$141	$102
Long-term fuel-hedging asset	68	43
Ineffective portion of unexpired hedges	7	3
Tax effect	77	55

Amount included in AOCI, net of tax	$125	$87

Settled fuel-hedging contracts receivable	$50	$21

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of March 31, 2004, BNSF had entered into fuel swap agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

No additional HO hedges were entered into during the first quarter of 2004. The following table provides fuel hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of March 31, 2004.

	Quarter Ending
2004	June 30,	September 30,	December 31,	Total
HO Swaps
Gallons hedged (in millions)	179.55	151.20	138.60	469.35
Average swap price (per gallon)	$0.69	$0.69	$0.70	$0.69
Fair value (in millions)	$36	$28	$27	$91

West Texas Intermediate Crude Oil Hedges

As of March 31, 2004, the Company had entered into fuel swap and costless collar agreements utilizing West Texas Intermediate crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 30 cents per gallon.

During the first quarter of 2004, the Company entered into costless collar agreements utilizing WTI to hedge the equivalent of approximately 110 million gallons of fuel with an average cap price of $32.00 per barrel and an average floor price of $27.56 per barrel. The following table provides fuel hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of March 31, 2004.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Quarter Ending
2004	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	525	525	675	1,725
Equivalent gallons hedged (in millions)	22.05	22.05	28.35	72.45
Average swap price (per barrel)	$20.64	$20.61	$21.34	$20.91
Fair value (in millions)	$7	$7	$7	$21
WTI Collars
Barrels hedged (in thousands)	300	300	375	975
Equivalent gallons hedged (in millions)	12.60	12.60	15.75	40.95
Average cap price (per barrel)	$29.40	$28.60	$27.76	$28.52
Average floor price (per barrel)	$25.00	$24.20	$23.30	$24.10
Fair value (in millions)	$1	$1	$2	$4

	Quarter Ending
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	600	675	1,125	1,350	3,750
Equivalent gallons hedged (in millions)	25.20	28.35	47.25	56.70	157.50
Average swap price (per barrel)	$24.26	$24.67	$24.55	$24.54	$24.52
Fair value (in millions)	$5	$4	$6	$7	$22
WTI Collars
Barrels hedged (in thousands)	3,750	3,225	2,325	1,650	10,950
Equivalent gallons hedged (in millions)	157.50	135.45	97.65	69.30	459.90
Average cap price (per barrel)	$26.73	$26.47	$26.66	$27.11	$26.69
Average floor price (per barrel)	$22.13	$21.89	$22.07	$22.57	$22.11
Fair value (in millions)	$20	$17	$11	$7	$55

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per barrel)	$24.43	$25.16	$25.69	—	$24.83
Fair value (in millions)	$7	$3	$1	$—	$11
WTI Collars
Barrels hedged (in thousands)	1,200	1,200	675	375	3,450
Equivalent gallons hedged (in millions)	50.40	50.40	28.35	15.75	144.90
Average cap price (per barrel)	$28.85	$29.15	$30.12	$31.30	$29.47
Average floor price (per barrel)	$24.34	$24.62	$25.50	$26.59	$24.91
Fair value (in millions)	$2	$2	$1	$—	$5

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

NYMEX #2 Heating Oil Refining Spread Hedges

In addition, during the quarter ended March 31, 2004, the Company had outstanding fuel swap agreements utilizing the HO refining spread (HO-WTI). HO-WTI is the difference in price between HO and WTI; therefore a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The Company did not enter into any additional HO-WTI swaps during the first quarter of 2004. The following table provides fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of March 31, 2004.

	Quarter Ending
2004	June 30,	September 30,	December 31,	Total
HO-WTI Swaps
Barrels hedged (in thousands)	525	525	675	1,725
Equivalent gallons hedged (in millions)	22.05	22.05	28.35	72.45
Average swap price (per barrel)	$3.17	$3.81	$4.90	$4.04
Fair value (in millions)	$—	$—	$—	$—

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

As of March 31, 2004, the Company had entered into interest rate swaps to convert fixed-rate debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of March 31, 2004 and December 31, 2003, BNSF had entered into nine separate swaps on a notional amount of $900 million in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. All swap transactions outstanding with an interest rate component are reflected in the following table (dollars in millions):

	March 31, 2004
	Maturity Date						Total	Fair Value
	2004	2005	2006	2007	2008	Thereafter
Fair value hedges
Fixed to variable swaps (in millions)	$100	$300	—	$300	—	$200	$900	$76
Average fixed rate	8.63%	6.38%	—	7.88%	—	6.13%	7.07%
Average floating rate	5.41%	2.57%	—	3.72%	—	1.59%	3.05%

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The amounts recorded in the Consolidated Statements of Income for interest rate fair value hedge transactions were as follows (in millions):

Three Months Ended March 31,	2004	2003
Hedge benefit	$9	$8
Tax effect	3	3

Hedge benefit, net of tax	$6	$5

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, with a corresponding increase to debt or accrued interest, were as follows (in millions):

	March 31,	December 31,
	2004	2003
Short-term interest rate hedging asset	$12	$9
Long-term interest rate hedging asset	$64	$56

BNSF’s measurement of the fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

3. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2004 and 2003 was comprised of the following (in millions):

Three Months Ended March 31,	2004	2003
Net income	$193	$187
Other comprehensive income, net of tax	38	3

Total comprehensive income	$231	$190

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

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

SFRC renewed $350 million of its $700 million accounts receivable facility, effective June 2003, for an additional 364 days. Management expects to be able to either extend the commitment of the current investors under the accounts receivable sales program past June 2004 or to find additional investors in the accounts receivable sales program that will be committed to purchase undivided interests after June 2004. In addition, SFRC entered into a separate $350 million accounts receivable facility with a five year term in June 2003. The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at March 31, 2004, and December 31, 2003. Outstanding undivided interests held by investors under the A/R sales program were $625 million at March 31, 2004, and December 31, 2003. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $875 million and $808 million of receivables transferred by SFRC to the master trust at March 31, 2004 and December 31, 2003, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $250 million and $183 million at March 31, 2004 and December 31, 2003, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivables transferred by SFRC to the master trust less $625 million at March 31, 2004 and December 31, 2003, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $2.7 billion and $2.2 billion for the three months ended March 31, 2004 and 2003, respectively. No servicing asset or liability has been recorded since the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other (income) expense, net and were $2 million for the three months ended March 31, 2004 and 2003. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 1.1 percent and 1.4 percent for the three months ended March 31, 2004 and 2003, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. BNSF Railway has historically experienced very low levels of default or dilution. If dilution or delinquency percentages were to increase by one percentage point, the amount of receivables BNSF Railway could sell would decrease by approximately $10 million.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer. At March 31, 2004 and December 31, 2003, $77 million and $78 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At March 31, 2004 and December 31, 2003, $74 million and $85 million, respectively, of such allowances had been recorded. During the three months ended March 31, 2004 and 2003, $2 million and $1 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At March 31, 2004, BNSF Railway was in compliance with these provisions.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Debt

Notes and Debentures

Three Months Ended March 31, 2004

As of March 31, 2004, the Company has $750 million of debt capacity available under its shelf registration.

Mortgage Bonds

Three Months Ended March 31, 2003

The Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

Commercial Paper

BNSF issues commercial paper from time to time that is supported by bank revolving credit agreements. At March 31, 2004, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. In June 2003, the Company reduced its $750 million short-term facility to $700 million and extended its expiration date to June 2004. The Company has the ability to have any amounts then outstanding mature as late as June 2005. The Company believes it will be able to extend the short-term facility upon its expiration in June 2004. Also in June 2003, the Company reduced its $750 million long-term facility to $500 million and extended its expiration date to June 2008. As of March 31, 2004, as a result of these amendments, the bank revolving credit agreements allow borrowings of up to $1.2 billion. Annual facility fees are currently 0.10 percent and 0.15 percent for the short-term and long-term facilities, respectively. Both rates are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, ii) money market rates offered at the option of the lenders, or iii) an alternate base rate. The Company classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements. At March 31, 2004, the Company was in compliance.

The maturity value of commercial paper outstanding as of March 31, 2004 was $1,012 million, reducing the total capacity available under the revolving credit agreements to $188 million. Included in the $1,012 million maturity value of commercial paper is $363 million issued to a consolidated subsidiary of BNSF that is eliminated upon consolidation.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2004 are as follows (dollar amounts in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount (a)	Remaining Term (in years)	Capitalized Obligations (b)
Counterparty
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$68	$111	$111	15	$39
Westside Intermodal Transportation Corporation	0.0%	$45	$76	$—	19	$31
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$23	$—	19	$9
Various lessors (Residual value guarantees)	0.0%	N/A	$4	$4	Various	$—
All other	0.0%	$11	$13	$6	Various	$—

(a)	– Reflects the maximum amount the Company could recover from a third party other than the counterparty.

(b)	– Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.

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

Westside Intermodal Transportation Corporation and The Unified Government of Wyandotte County/Kansas City, Kansas

BNSF Railway has guaranteed $59 million of debt, the proceeds of which are being used to finance construction of a bridge that will connect BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge will be operated by KCTRC.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Residual value guarantees

In the normal course of business, BNSF enters into operating leases in which it guarantees the residual value of certain leased equipment. Many of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If BNSF elects not to exercise these options, the Company may be required to pay the lessor an amount not exceeding the residual value guarantee amount. The amount of any payment is contingent upon the actual residual value of the leased equipment. Many of these leases also require the lessor to pay BNSF any surplus in the actual residual value of the leased equipment over the guaranteed residual value. These guarantees will expire between 2005 and 2006.

All other

BNSF Railway guarantees $11 million of other debt. BNSF holds a performance bond and has the option to sub-lease property to recover up to $6 million of the $11 million of guarantees. These guarantees expire between 2005 and 2014.

Other than as discussed above, there is no collateral held by a third party which BNSF could obtain and liquidate to recover any amounts paid under the above guarantees.

Other than the capitalized obligations discussed above, none of the guarantees are recorded in the Consolidated Financial Statements of the Company. BNSF does not expect performance under these guarantees to have a material effect on the Company in the foreseeable future.

Indemnities

In the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. In general, these clauses are customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Due to the uncertainty of whether the events which would trigger the indemnification obligations will ever occur and, if they did, the extent of the liability which would thereby result, the exposure for future indemnification payments cannot be estimated with any amount of certainty. However, the Company does not believe, based on information available, that these indemnity agreements will have a material adverse effect on the Company’s results of operations, financial position or liquidity.

6. Commitments and Contingencies

Personal Injury and Casualty Losses

Personal injury claims, including work-related injuries and occupational illness claims of employees, are a significant expense for the railroad industry. To the extent employees of BNSF are compensated for work-related injuries and occupational illness claims it would be pursuant to the provisions of the Federal Employers’ Liability Act (FELA). FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to increased expenses in past years. BNSF has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

The Company formed a consolidated wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company LTD. (BNSF IC), in the second quarter of 2002. BNSF IC provides insurance coverage for certain risks incurred after April 1, 1998; FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the first quarter of 2004, BNSF IC entered into a reinsurance pooling agreement. The pool insures workers compensation, general liability, auto

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

liability, and FELA risk. In accordance with the agreement, BNSF IC cedes a portion of its FELA exposure to the pool and assumes a proportionate share of the entire pool’s risk. Provisions in the agreement limit BNSF IC’s total liability to the pool and provide for protection in the event of insolvency of other pool participants. The pooling agreement covers calendar year 2004. At March 31, 2004, BNSF IC had invested in commercial paper issued by BNSF and third party time deposits and money market accounts. The Company’s accounting policies related to personal injury, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, did not change as a result of the formation of BNSF IC or its participation in the reinsurance pooling agreement.

The Company recognized personal injury and casualty loss expenses of $50 million and $49 million for the three months ended March 31, 2004 and 2003, respectively. BNSF made payments for personal injuries and casualty losses of $56 million and $44 million during the first quarter of 2004 and 2003, respectively. At March 31, 2004, the Company had recorded liabilities of $507 million related to personal injury and casualty loss claims. Of this amount, $187 million is included in current liabilities. BNSF’s liabilities for personal injury and casualty loss claims are undiscounted.

Environmental

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at approximately 20 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on such factors as relative volumetric contribution of material, the amount of time the site was owned or operated, and the portion of the total site owned or operated by each PRP.

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

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 400 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expenses of $26 million and $15 million for the first three months of 2004 and 2003, respectively. BNSF paid $11 million and $14 million during the first quarter of 2004 and 2003, respectively, for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF has recorded liabilities for remediation and restoration of all known sites of $214 million at March 31, 2004. Of this amount, $50 million is included in current liabilities. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at March 31, 2004, will be paid over the next five years and no individual site is considered to be material.

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

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

7. Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

Three Months Ended March 31,	2004	2003
Beginning balance at January 1,	$179	$210
Payments	(8)	(10)
Other	—	—

Ending balance at March 31,	$171	$200

Employee merger and separation liabilities of $171 million are included in the Consolidated Balance Sheets at March 31, 2004, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in materials and other in the Consolidated Statements of Income. At March 31, 2004, $34 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $144 million at March 31, 2004. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2004 and approximately 2024.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $17 million at March 31, 2004. This amount primarily provides for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger, and a separation program announced in July 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The July 2003 separation program affected approximately 150 employees and was substantially completed during the fourth quarter of 2003. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

The remaining liability balance at March 31, 2004, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction, the second quarter 1999 reorganization, and the Merger were $10 million at March 31, 2004. These costs will be paid over the next several years based on deferral elections made by the employees.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

8. Common Stock Repurchase Program

During the first quarter of 2004, BNSF repurchased 3 million shares of its common stock at an average price of $31.41 per share under the Company’s share repurchase program amounting to a total cost of $82 million. Program-to-date repurchases through March 31, 2004, were 126 million shares at an average price of $26.16 per share, leaving 24 million shares available for repurchase out of the 150 million shares authorized.

9. Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost (benefit) for the three months ended March 31 were as follows (in millions):

	Pension Benefits		Health and Welfare Benefits
Net Periodic Cost (Benefit)	2004	2003	2004	2003
Service cost	$5	$4	$1	$1
Interest cost	24	25	5	5
Expected return on plan assets	(28)	(31)	—	—
Curtailments/settlements	—	—	—	—
Special termination benefits	—	—	—	—
Amortization of net loss	3	1	2	2
Amortization of prior service costs	—	—	(1)	—

Net cost (benefit) recognized	$4	$(1)	$7	$8

The recent Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Act) provides for a federal subsidy for plans that provide prescription drug benefits and are actuarially equivalent to Medicare Part D. BNSF’s net cost and accumulated pension benefit obligation recognized for Health and Welfare Benefits do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy and determination of actuarial equivalency is pending. When that guidance is issued, it could require BNSF to change information related to its actuarially determined accumulated post retirement benefit obligation and net cost for other post-employment benefits.

10. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 7.5 million and 35.3 million for the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

11. Report of Independent Accountants

PricewaterhouseCoopers LLP’s review report is included in this quarterly report; however, PricewaterhouseCoopers LLP does not express an opinion on the unaudited financial information. Accordingly, such report is not a “report” or “part of a registration statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of such Act with respect to the review report.

Report of Independent Accountants

To the Board of Directors and Shareholders of

Burlington Northern Santa Fe Corporation:

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (“BNSF” or the “Company”) as of March 31, 2004, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for the year then ended (not presented herein), and in our report dated February 11, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of March 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

April 21, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis relates to the financial condition and results of operations of Burlington Northern Santa Fe Corporation, its majority-owned subsidiaries, and a variable interest entity for which BNSF is the primary beneficiary (collectively BNSF, Registrant or Company). The principal operating subsidiary of BNSF is The Burlington Northern and Santa Fe Railway Company (BNSF Railway) through which BNSF derives almost all of its revenues. All earnings per share information is stated on a diluted basis.

Introduction

BNSF continues to be one of the primary rail transporters in North America. Through BNSF Railway, BNSF operates one of the largest railroad networks in North America, with 32,500 route miles covering 28 states and two Canadian provinces. BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products.

During the first quarter of 2004, BNSF realized revenue and volume growth in each of the business units in the Company’s balanced portfolio. In 2004, we expect increases in volumes and revenue to continue in each of the Company’s business units reflecting continuing high demand for Asian imports, export grain, new coal customers, and continuing strength in the U. S. industrial economy.

Operating expenses increased 10 percent year-over-year principally driven by a 9-percent increase in gross ton-miles (GTM) handled and higher depreciation expense due to expired purchase accounting credits and ongoing capital expenditures.

Earnings per share before cumulative effect of accounting change for the first quarter of 2004 increased 12-cents, or 30 percent, when compared with the same period in 2003. The increase was driven by the substantial year-over-year revenue growth.

Results of Operations

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

BNSF recorded net income for the first quarter of 2004 of $193 million, or $0.52 per share, compared with first quarter 2003 net income of $187 million, or $0.50 per share, which included a favorable cumulative effect of an accounting change of $39 million, net of tax, or $0.10 per diluted share. Operating income of $410 million for the first quarter of 2004 was $64 million higher than the first quarter of 2003.

Revenues

The following table presents BNSF’s revenue information by commodity group for the three months ended March 31, 2004 and 2003:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2004	2003	2004	2003	2004	2003
	(in millions)		(in thousands)
Consumer Products	$927	$848	1,081	1,006	$858	$843
Industrial Products	563	511	368	343	1,530	1,490
Coal	520	485	521	487	998	996
Agricultural Products	438	358	236	206	1,856	1,738

Total Freight Revenues	2,448	2,202	2,206	2,042	$1,110	$1,078

Other Revenues	42	30

Total Operating Revenues	$2,490	$2,232

Freight revenues for the first quarter of 2004 were $2.4 billion, up 11 percent, compared with the same 2003 period. Freight revenues included $47 million in fuel surcharges compared with $20 million in the prior year. Average revenue per car/unit increased 3 percent in the first quarter of 2004 to $1,110 from $1,078 in the first quarter of 2003.

Consumer Products revenues of $927 million for the first quarter of 2004 were $79 million, or 9 percent, greater than the first quarter of 2003. The increase in Consumer Products revenue is primarily due to increased volumes in the international and truckload sectors. The increase in revenue per unit is primarily due to price increases across all sectors.

Industrial Products revenues increased $52 million, or 10 percent, to $563 million for the first quarter of 2004. The revenue increase is due to stronger demand across all business sectors as well as new business in the chemicals and plastics sectors. The primary commodity increases included paper, panel products and lumber in the building products sector; steel, taconite, cement and aggregates in the construction products sector; and asphalt and LPG in the petroleum products sector. The increase in revenue per unit is due to price increases across all sectors.

Coal revenues of $520 million for the first quarter of 2004 increased $35 million, or 7 percent, versus the same period a year ago. The increase is primarily due to volume increases related to two new customers.

Agricultural Products revenues of $438 million for the first quarter of 2004 were $80 million, or 22 percent, higher than revenues for the first quarter of 2003. This increase is primarily due to an improvement in corn and wheat shipments resulting from strength in the grain export markets. The increase in revenue per unit was primarily due to price increases across all commodities and an overall increase in the average length of haul caused by strength in the agricultural export markets.

Other Revenues increased $12 million, or 40 percent, to $42 million for the first quarter of 2004. This increase is primarily attributable to increased volumes related to BNSF’s logistics related services.

Expenses

Total operating expenses for the first quarter of 2004 were $2,080 million, an increase of $194 million, or 10 percent, versus the same period in 2003.

Compensation and benefits expenses of $787 million were $69 million, or 10 percent, higher than the first quarter of 2003. This increase primarily reflects higher volumes, crew training, incentive expenses for the Company’s salaried and scheduled workforce, pension expense, as well as wage inflation.

Purchased services of $340 million for the first quarter of 2004 were $39 million, or 13 percent, higher than the first quarter of 2003. The increase is primarily due to higher volume-related costs for locomotive contract maintenance and intermodal ramps. Additionally, purchased transportation costs for BNSF’s logistics related services were higher, which is offset by revenue increases in other revenue.

Depreciation and amortization expenses of $249 million for the first quarter of 2004 were $23 million, or 10 percent, higher than the same period in 2003. $10 million of this increase in depreciation expense is due to the expiration of the amortization period for locomotives in which BNSF recorded a decrease in the fair market value at the time of the merger of Burlington Northern Railroad Company and the Atchison, Topeka and Santa Fe Company as required by purchase accounting. This decrease in the locomotives’ value was amortized over their remaining useful life which resulted in lower annual depreciation expense until its expiration in 2003. In addition, the increase in depreciation expense is due to ongoing capital expenditures.

Equipment rents expenses for the first quarter of 2004 of $187 million were $18 million, or 11 percent, higher than the first quarter of 2003, primarily due to volume increases which increased car equipment costs. Additionally, the extension of short-term locomotive leases and reduced short-term lease incentives contributed to the increase.

Fuel expenses of $275 million for the first quarter of 2004 were $1 million higher than the first quarter of 2003. The increase in fuel expense is due to an increase in consumption driven by higher volumes, almost completely offset by a decrease in the average all-in cost per gallon of diesel fuel. Consumption in the first quarter of 2004 was 323 million gallons, or 11 percent, greater than the first quarter of 2003 consumption of 292 million gallons. The average all-in cost per gallon of diesel fuel decreased by 9-cents, or $28 million, which is comprised of an increase in the hedge benefit of 10-cents, or $32 million (first quarter 2004 benefit of $54 million less first quarter 2003 benefit of $22 million) partially offset by an increase in the average purchase price of 1-cent, or $4 million.

Materials and other expenses of $242 million for the first quarter of 2004 were $44 million, or 22 percent, higher than the first quarter of 2003 principally due to increased costs driven by two large derailments and higher environmental costs due to developments primarily related to one site. Additionally, higher utility costs and relocation costs to consolidate one of the Company’s locomotive repair facilities contributed to the overall increase.

Interest expense of $102 million for the first quarter of 2004 was $4 million, or 4 percent, lower than the first quarter of 2003. The decrease is primarily related to lower average interest rates.

Other income, net of $3 million for the first quarter of 2004 was $5 million favorable compared with other expense, net of $2 million in the first quarter of 2003. The increase is due to an interest recovery related to payments made in a prior period that were recovered in the first quarter of 2004.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, through leasing of assets and through the sale of a portion of accounts receivable.

Operating Activities

Net cash provided by operating activities was $241 million for the three months ended March 31, 2004, compared with $327 million for the three months ended March 31, 2003. The decrease is primarily the result of changes in working capital, which was primarily caused by the acquisition of locomotives in the fourth quarter of 2003 that were not paid for until the first quarter of 2004, and an increase in accounts receivable related to increased volumes.

Investing Activities

Net cash used for investing activities was $478 million for the three months ended March 31, 2004, compared with $350 million for the three months ended March 31, 2003. Investing activities for the three months ended March 31, 2004, include $392 million of capital expenditures, as discussed below, and $86 million of cash used for other investing activities. The increase in cash used for other investing activities primarily reflects the timing of equipment financing activities partially offset by the cash recorded from the consolidation of San Jacinto Rail Limited. See Note 1 to the Consolidated Financial Statements.

A breakdown of cash capital expenditures for the three months ended March 31, 2004 and 2003, is set forth in the following table (in millions):

Three Months Ended March 31,	2004	2003
Maintenance of Way	$221	$195
Mechanical	14	23
Information Services	11	10
Other	10	18

Total Maintenance of Business	$256	$246
New Locomotive Acquisitions	102	72
Terminal and Line Expansion	34	22

Total	$392	$340

Financing Activities

Net cash provided by financing activities during the first three months of 2004 was $292 million, primarily related to additional net borrowings of $373 million and proceeds from stock options exercised of $56 million, partially offset by common stock repurchases of $82 million and dividend payments of $56 million.

Aggregate debt due to mature within one year is $303 million. BNSF’s ratio of net debt to total capitalization was 44.9 percent at March 31, 2004, compared with 44.0 percent at December 31, 2003. Net debt is calculated as total debt less cash and cash equivalents, and capitalization is calculated as the sum of net debt and total stockholders’ equity.

Three Months Ended March 31, 2004

As of March 31, 2004 the Company has $750 million of debt capacity available under its shelf registration.

Three Months Ended March 31, 2003

The Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

Dividends

Common stock dividends declared for the three months ended March 31, 2004 and 2003, were $0.15 and $0.12 per share, respectively. Dividends paid on common stock during the first three months of 2004 and 2003 were $56 million and $45 million, respectively. On February 12, 2004, the Board of Directors (the Board) declared a quarterly dividend of $0.15 per share on outstanding shares of common stock, $0.01 par value, payable April 1, 2004, to stockholders of record on March 11, 2004. On April 22, 2004, the Board declared a quarterly common stock dividend of $0.15 per share on its outstanding shares of common stock, $0.01 par value, payable July 1, 2004, to shareholders of record on June 10, 2004.

Common Stock Repurchase Program

Information concerning the Company’s common stock repurchase program is incorporated by reference from Note 8 to the Consolidated Financial Statements.

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

BNSF has agreed to acquire 915 locomotives by 2008. Through March 31, 2004, BNSF has acquired 415 of the 915 locomotives. Most of the locomotives were financed through a combination of operating leases and cash from operations.

In the first quarter of 2004, BNSF entered into a contractual obligation to acquire 6,000 grain cars over the course of the next four years. The high capacity covered hopper cars will be built and provided to BNSF beginning in the second quarter of 2004.

The remaining locomotives and grain cars will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases and debt issuances. The decision on the method used for particular acquisition financing will depend on the current market conditions and other factors at the time.

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Credit Agreements

Information concerning the Company’s outstanding commercial paper balances and revolving credit agreements is incorporated by reference from Note 5 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation (SFRC), as described in Note 4 of the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a minimum consolidated tangible net worth test and a maximum debt-to-capital test which are the same as in the BNSF revolving credit agreements. At March 31, 2004, investor interests of $625 million were outstanding under the $700 million accounts receivable facility. SFRC renewed $350 million of the $700 million accounts receivables facility, effective in June 2003, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivables facility, effective June 2003, with a five-year term. The commitment of the investors to purchase undivided interests under the accounts receivable sales program is currently scheduled to expire in June 2004 and June 2008, respectively. Management expects to be able to either extend the commitment of the current investors under the accounts receivable sales program past June 2004 or to find additional investors in the accounts receivable sales program that will be committed to purchase undivided interests after June 2004.

The accounts receivable sales program provides efficient financing at a competitive interest rate to traditional borrowing arrangements. Since the funding is collateralized by BNSF receivables, the risk of exposure is only as great as the risk of default on these receivables.

Guarantees

The Company acts as guarantor for certain debt and lease obligations of others. During the quarter ended March 31, 2004, the Company has primarily utilized guarantees to obtain favorable leasing terms. Additionally, in the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. The Company does not expect performance under these guarantees or indemnities to have a material adverse effect on the Company’s liquidity in the foreseeable future. See Note 5 to the Consolidated Financial Statements.

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

Fuel

BNSF measures the fair value of fuel hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties. BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance. See Note 2 to the Consolidated Financial Statements.

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy. BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. See Note 2 to the Consolidated Financial Statements.

From April 1, 2004 through April 16, 2004, BNSF entered into interest rate swaps on notional amounts of $200 million in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF is 3-month LIBOR plus 2.93 percent and the average fixed rate to be received by BNSF is 7.13 percent. The swaps will expire in 2010.

Employee and Labor Relations

Approximately 88 percent of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with various labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway’s union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until amended by new agreements, or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. Agreements undergoing renegotiation in the current bargaining round provide for periodic wage increases until new agreements are reached.

Unions with a Final Agreement

The United Transportation Union, the Brotherhood of Maintenance of Way Employes, Brotherhood of Locomotive Engineers, The Transportation Communications Union, and Brotherhood of Railroad Signalmen, representing approximately 85 percent, collectively, of BNSF’s unionized workforce, have reached agreements that cover periods through December 2004.

Unions without an Agreement

Through the National Carriers’ Conference Committee, BNSF is continuing efforts to settle the current bargaining round with the International Brotherhood of Electrical Workers, International Association of Machinists, Sheet Metal Workers’ International Association, National Conference of Firemen and Oilers, and American Train Dispatchers Association, which together represent approximately 15 percent of the Company’s unionized workforce.

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

Sound Transit will pay BNSF approximately $260 million for four commuter easements to operate trains on the segment between Seattle and Everett, and entered into agreements for service on the commuter easements, and joint use of track for commuter and freight purposes. The Company received approximately $80 million of cash in 2003 upon the closing of the first easement, which will be recognized in income over the use of the associated track structure (approximately 30 years). Over the next four years, upon the subsequent closings subject to conditions in the sale agreement, BNSF will receive an additional $180 million for the remaining three easements, including approximately $80 million expected to be received in the third quarter of 2004.

Sound Transit will also pay BNSF to convey the 18 miles of railroad line and associated real estate from south of Tacoma to Nisqually in three separate sell transactions. The Company received $8 million of cash in 2003 and reported a gain in income of $2 million, net of tax, as a result of the real estate sale for station related parcels to Sound Transit. Additionally, the Company expects to receive $24 million for the remaining railroad line and real estate sales associated with these agreements over the next four years, including $6 million expected to be paid in the third quarter of 2004. The Company expects total related gains of about $25 million to be recognized in future periods, the majority of which is currently anticipated to be recognized in the next two years. BNSF did not recognize any gain during the first quarter of 2004.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices, changes in the securities and capital markets, and changes in labor costs and labor difficulties, including stoppages affecting either BNSF’s operations or our customers’ abilities to deliver goods to BNSF for shipment; legal and regulatory factors: developments and changes in laws and regulations, the ultimate outcome of shipper and rate claims subject to adjudication, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the Company’s ability to achieve its operational and financial initiatives and to contain costs, as well as natural events such as severe weather, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The qualitative and quantitative information presented in Management’s Discussion and Analysis as well as Notes 2 and 5 of the Consolidated Financial Statements describe significant aspects of BNSF’s financial instrument programs which have a material market risk.

Commodity Price Sensitivity

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of March 31, 2004, are based on the front month settlement prices of NYMEX #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI) which is defined as the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI, and HO. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

At March 31, 2004, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure.

Interest Rate Sensitivity

From time to time, BNSF enters into various interest rate-hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. BNSF’s measurement of fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. Further information on interest rate hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF’s principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF’s principal executive officer and principal financial officer have concluded that there have been no changes in BNSF’s internal control over financial reporting that occurred during BNSF’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF’s internal control over financial reporting.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In 2002, BNSF Railway was sued by the North Dakota Department of Health (DOH), and a number of intervenors, including the City of Mandan, regarding the scope of BNSF Railway’s obligation to remediate all or part of diesel contamination in Mandan, North Dakota. Proceedings were brought in state court, North Dakota Department of Health, et al. v. The Burlington Northern and Santa Fe Railway Company; District Court, State of North Dakota, County of Morton, South Central Judicial District Civil No. 02-C-1174, and in an administrative proceeding before DOH (Case No. 84-400 WPC). In both proceedings, DOH is seeking injunctive relief and compensatory damages as well as unspecified penalties that could exceed $100,000 due to alleged, historic spills of fuel. The intervenors are seeking injunctive relief and personal injury and property damages. In August 2002, the administrative law judge recommended granting the plaintiffs’ Motion for Partial Summary Judgment but that penalties were inappropriate against BNSF Railway. The subsequent administrative order issued on February 5, 2003, granted Partial Summary Judgment on liability and denied BNSF Railway’s Motion to Stay the Administrative Proceeding but did not include the administrative law judge’s recommendation regarding penalties. BNSF Railway appealed the order in May 2003. On October 21, 2003, the state court reversed the order and the administrative proceeding was stayed pending outcome of the state court lawsuit. In late March 2004, the state court granted DOH’s and the intervenors’ motions to amend their complaints to allege exemplary damages. The State, the City and BNSF Railway have agreed to mediation set for early May 2004.

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

Item 2. Changes in Securities and Use of Proceeds

Common Stock Repurchase Program

BNSF has a board authorized program for the repurchase of the Company’s common stock. The following table represents repurchases under this program for each of the three months for the quarter ended March 31, 2004 (shares in thousands):

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased (b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1 – 31	280	$32.17	124,002	25,998
February 1 – 29	715	$32.22	124,717	25,283
March 1 – 31	1,625	$30.92	126,342	23,658

Total	2,620	$31.41

(a)	On July 17, 1997, the Board initially authorized and the Company announced the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. On December 9, 1999, April 20, 2000, September 21, 2000 and January 16, 2003, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date for a total of 150 million shares authorized.

(b)	No shares have been purchased for the periods other than through the Company’s publicly announced share repurchase program. The share repurchase program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

Election of Eleven Directors

At the April 21, 2004, annual meeting of shareholders, the Company’s shareholders elected 11 directors, each for a one-year term.

The shareholders elected the Company’s 11 nominees to the 11 director positions by the vote shown below:

Nominees	Votes For	Withheld
Alan L. Boeckmann	323,462,687	9,794,718
Vilma S. Martinez	240,001,662	93,255,743
Marc F. Racicot	239,752,468	93,504,937
Roy S. Roberts	323,019,026	10,238,379
Matthew K. Rose	322,737,735	10,519,670
Marc J. Shapiro	323,093,974	10,163,431
J.C. Watts, Jr.	327,272,445	5,984,960
Robert H. West	323,028,783	10,228,622
J. Steven Whisler	323,092,504	10,164,901
Edward E. Whitacre, Jr.	325,356,764	7,900,641
Michael B. Yanney	326,938,547	6,318,858

Approval of 1999 Stock Incentive Plan, as amended and restated

The shareholders approved the Burlington Northern Santa Fe 1999 Stock Incentive Plan, as amended and restated by the following vote:

•	For: 242,275,799

•	Against: 43,812,192

•	Abstentions: 2,650,472

•	Broker Non-Votes: 44,518,942

Advisory Vote on Independent Auditor

The shareholders’ advisory vote on the selection of PricewaterhouseCoopers LLP as the Company’s independent auditor in 2004 was as follows:

•	For: 323,742,241

•	Against: 7,355,915

•	Abstentions: 2,159,249

Subsequent to receiving this advisory vote the audit committee unanimously voted to select PricewaterhouseCoopers LLP as the Company’s independent auditor in 2004.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

B.	Reports on Form 8-K

Registrant furnished a report on Form 8-K on January 27, 2004, reporting under Item 12 a press release announcing fourth-quarter and year-end 2003 operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON NORTHERN SANTA FE CORPORATION (Registrant)

By:	/s/ Thomas N. Hund

Thomas N. Hund
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and
as principal financial officer)

Dated: April 26, 2004

S-1

BURLINGTON NORTHERN SANTA FE CORPORATION

Exhibit Index

3.1	By-Laws of Burlington Northern Santa Fe Corporation as amended and restated dated April 22, 2004.

10.1	Burlington Northern Santa Fe 1999 Stock Incentive Plan as amended and restated effective April 21, 2004. Incorporated by reference to Appendix II to BNSF’s proxy statement dated March 15, 2004.

12.1	Computation of Ratio of Earnings to Fixed Charges

15.1	Independent Accountants’ Awareness Letter

31.1	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Principal Financial Officer’s Certification Pursuant to 18 U.S.C § 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

E-1