Form 10-Q
period 2004-06-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2004-07-27
CIK 934612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 16, 2004
Common stock, $.01 par value	372,393,283 shares

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$2,685	$2,294	$5,175	$4,526

Operating expenses:
Compensation and benefits	818	699	1,605	1,417
Purchased services	351	312	691	613
Depreciation and amortization	251	225	500	451
Equipment rents	197	180	384	349
Fuel	326	267	606	546
Materials and other	234	199	471	392

Total operating expenses	2,177	1,882	4,257	3,768

Operating income	508	412	918	758
Interest expense	101	106	203	212
Other expense, net	5	3	2	5

Income before income taxes and cumulative effect of accounting change	402	303	713	541
Income tax expense	153	103	271	193

Income before cumulative effect of accounting change	$249	$200	$442	$348
Cumulative effect of accounting change, net of tax	—	—	—	39

Net income	$249	$200	$442	$387

Earnings per share:
Basic earnings per share (before cumulative effect of accounting change)	$0.68	$0.54	$1.20	$0.94
Basic earnings per share (after cumulative effect of accounting change)	$0.68	$0.54	$1.20	$1.05
Diluted earnings per share (before cumulative effect of accounting change)	$0.67	$0.54	$1.18	$0.94
Diluted earnings per share (after cumulative effect of accounting change)	$0.67	$0.54	$1.18	$1.04

Average shares (in millions):
Basic	368.3	369.5	368.9	370.3
Dilutive effect of stock awards	5.2	2.9	4.8	2.6

Diluted	373.5	372.4	373.7	372.9

Dividends declared per share	$0.15	$0.12	$0.30	$0.24

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, shares in thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$64	$18
Accounts receivable, net	242	129
Materials and supplies	294	266
Current portion of deferred income taxes	320	292
Other current assets	345	157

Total current assets	1,265	862

Property and equipment, net	25,376	25,068
Other assets	1,351	1,009

Total assets	$27,992	$26,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,074	$2,102
Long-term debt due within one year	309	244

Total current liabilities	2,383	2,346

Long-term debt and commercial paper	6,678	6,440
Deferred income taxes	7,750	7,481
Casualty and environmental liabilities	477	462
Minimum pension liability	359	359
Employee separation costs	133	144
Other liabilities	1,303	1,212

Total liabilities	19,083	18,444

Commitments and contingencies (see Notes 2, 5, and 6)
Stockholders’ equity:
Common stock, $.01 par value, 600,000 shares authorized; 507,158 shares and 500,685 shares issued, respectively	5	5
Additional paid-in capital	5,961	5,766
Retained earnings	6,570	6,240
Treasury stock, at cost, 134,875 shares and 129,225 shares, respectively	(3,522)	(3,340)
Unearned compensation	(58)	(36)
Accumulated other comprehensive loss	(47)	(140)

Total stockholders’ equity	8,909	8,495

Total liabilities and stockholders’ equity	$27,992	$26,939

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Six Months Ended June 30,	2004	2003
OPERATING ACTIVITIES
Net income	$442	$387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	500	451
Deferred income taxes	183	183
Employee separation costs paid	(15)	(18)
Cumulative effect of accounting change, net of tax	—	(39)
Other, net	(3)	(17)
Changes in current assets and liabilities:
Accounts receivable, net	(109)	(7)
Materials and supplies	(28)	(3)
Other current assets	(88)	(17)
Accounts payable and other current liabilities	32	(29)

Net cash provided by operating activities	914	891

INVESTING ACTIVITIES
Capital expenditures	(692)	(835)
Other, net	(269)	(32)

Net cash used for investing activities	(961)	(867)

FINANCING ACTIVITIES
Net increase in commercial paper and bank borrowings	304	29
Proceeds from issuance of long-term debt	—	265
Payments on long-term debt	(71)	(106)
Dividends paid	(111)	(89)
Proceeds from stock options exercised	141	18
Purchase of BNSF common stock	(172)	(123)
Other, net	2	(3)

Net cash provided by (used for) financing activities	93	(9)

Increase in cash and cash equivalents	46	15
Cash and cash equivalents:
Beginning of period	18	28

End of period	$64	$43

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$214	$221
Income taxes paid (refunded), net	$37	$(6)
Non-cash asset financing	$48	$4

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, including the financial statements and notes thereto. Burlington Northern Santa Fe Corporation (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of Burlington Northern Santa Fe Corporation, its majority-owned subsidiaries and a variable interest entity for which BNSF is the primary beneficiary, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is The Burlington Northern and Santa Fe Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated. BNSF was incorporated in Delaware on December 16, 1994.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF’s consolidated financial position as of June 30, 2004, and the results of operations for the three and six month periods ended June 30, 2004 and 2003, have been included.

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

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The net cumulative effect of adopting SFAS No. 143 for years prior to 2003 was an increase to net income of $39 million, net of tax, or $0.11 per share (basic) and $0.10 per share (diluted), for the six months ended June 30, 2003, which is reflected in the cumulative effect adjustment recorded in the first quarter of 2003. The Company’s liability for legally obligated asset retirement costs was $4 million at June 30, 2004 and December 31, 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$249	$200	$442	$387

Stock-based employee compensation expense included in reported net income, net of related tax effects	4	3	7	4

Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(9)	(10)	(19)	(16)

Pro forma net income	$244	$193	$430	$375

Earnings per share:
Basic – as reported	$0.68	$0.54	$1.20	$1.05

Basic – pro forma	$0.66	$0.52	$1.17	$1.01

Diluted – as reported	$0.67	$0.54	$1.18	$1.04

Diluted – pro forma	$0.65	$0.52	$1.15	$1.01

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

2. Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheets, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income (AOCI) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel

Fuel costs represented 14 percent of total operating expenses during the six month periods ended June 30, 2004 and 2003. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first six months of 2004 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in $13 million of additional fuel expense on an annual basis.

Total Fuel-Hedging Program

As of June 30, 2004, BNSF’s total fuel-hedging program covered 58 percent, 53 percent, 27 percent and 3 percent of estimated fuel purchases for the remainder of 2004, 2005, 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Hedge benefit	$64	$6	$114	$30
Ineffective portion of unexpired hedges	(1)	2	3	—
Tax effect	24	3	45	11

Hedge benefit, net of tax	$39	$5	$72	$19

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	June 30, 2004	December 31, 2003
Short-term fuel-hedging asset	$204	$102
Long-term fuel-hedging asset	93	43
Ineffective portion of unexpired hedges	6	3
Tax effect	111	55

Amount included in AOCI, net of tax	$180	$87

Settled fuel-hedging contracts receivable	$64	$21

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of June 30, 2004, BNSF had entered into fuel swap and costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

During the first half of 2004, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 85 million gallons of fuel at an average price of approximately $0.95 per gallon. Also during the first half of 2004, the Company entered into costless collar agreements utilizing HO to hedge the equivalent of approximately 170 million gallons of fuel with an average cap price of $0.94 per gallon and an average floor price of $0.87 per gallon. The following table provides fuel hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of June 30, 2004.

	Quarter Ending
2004	September 30,	December 31,	Total
HO Swaps
Gallons hedged (in millions)	151.20	154.35	305.55
Average swap price (per gallon)	$0.69	$0.74	$0.72
Fair value (in millions)	$51	$47	$98

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2005	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	9.45	25.20	18.90	15.75	69.30
Average swap price (per gallon)	$1.00	$0.92	$0.91	$0.93	$0.93
Fair value (in millions)	$—	$—	$—	$1	$1

HO Collars
Gallons hedged (in millions)	—	6.30	12.60	22.05	40.95
Average cap price (per gallon)	$—	$0.97	$0.96	$0.98	$0.97
Average floor price (per gallon)	$—	$0.89	$0.88	$0.90	$0.89
Fair value (in millions)	$—	$—	$—	$—	$—

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	15.75	22.05	28.35	31.50	97.65
Average cap price (per gallon)	$0.97	$0.92	$0.91	$0.94	$0.93
Average floor price (per gallon)	$0.90	$0.84	$0.84	$0.87	$0.86
Fair value (in millions)	$—	$—	$1	$—	$1

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	31.50	—	—	—	31.50
Average cap price (per gallon)	$0.93	$—	$—	$—	$0.93
Average floor price (per gallon)	$0.86	$—	$—	$—	$0.86
Fair value (in millions)	$—	$—	$—	$—	$—

West Texas Intermediate Crude Oil Hedges

As of June 30, 2004, the Company had entered into fuel swap and costless collar agreements utilizing West Texas Intermediate crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 32 cents per gallon.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

During the first half of 2004, the Company entered into costless collar agreements utilizing WTI to hedge the equivalent of approximately 154 million gallons of fuel with an average cap price of $32.61 per barrel and an average floor price of $28.31 per barrel. The following tables provide fuel hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of June 30, 2004.

	Quarter Ending
2004	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	525	675	1,200
Equivalent gallons hedged (in millions)	22.05	28.35	50.40
Average swap price (per barrel)	$20.61	$21.34	$21.02
Fair value (in millions)	$9	$10	$19

WTI Collars
Barrels hedged (in thousands)	300	375	675
Equivalent gallons hedged (in millions)	12.60	15.75	28.35
Average cap price (per barrel)	$28.60	$27.76	$28.13
Average floor price (per barrel)	$24.20	$23.30	$23.70
Fair value (in millions)	$3	$3	$6

	Quarter Ending
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	600	675	1,125	1,350	3,750
Equivalent gallons hedged (in millions)	25.20	28.35	47.25	56.70	157.50
Average swap price (per barrel)	$24.26	$24.67	$24.55	$24.54	$24.52
Fair value (in millions)	$7	$7	$11	$12	$37

WTI Collars
Barrels hedged (in thousands)	3,750	3,225	2,325	1,650	10,950
Equivalent gallons hedged (in millions)	157.50	135.45	97.65	69.30	459.90
Average cap price (per barrel)	$26.73	$26.47	$26.66	$27.11	$26.69
Average floor price (per barrel)	$22.13	$21.89	$22.07	$22.57	$22.11
Fair value (in millions)	$35	$29	$20	$12	$96

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per barrel)	$24.43	$25.16	$25.69	$—	$24.83
Fair value (in millions)	$12	$5	$2	$—	$19

WTI Collars
Barrels hedged (in thousands)	1,500	1,500	825	525	4,350
Equivalent gallons hedged (in millions)	63.00	63.00	34.65	22.05	182.70
Average cap price (per barrel)	$30.05	$30.20	$30.81	$31.93	$30.47
Average floor price (per barrel)	$25.66	$25.79	$26.32	$27.42	$26.04
Fair value (in millions)	$7	$6	$3	$1	$17

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$33.00	$—	$—	$—	$33.00
Average floor price (per barrel)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$—	$—	$—	$—	$—

NYMEX #2 Heating Oil Refining Spread Hedges

As of June 30, 2004, the Company had entered into fuel swap agreements utilizing the HO refining spread (HO-WTI). HO-WTI is the difference in price between HO and WTI; therefore a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The Company did not enter into any additional HO-WTI swaps during the first half of 2004. The following table provides fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of June 30, 2004.

	Quarter Ending
2004	September 30,	December 31,	Total
HO-WTI Swaps
Barrels hedged (in thousands)	525	675	1,200
Equivalent gallons hedged (in millions)	22.05	28.35	50.40
Average swap price (per barrel)	$3.81	$4.90	$4.42
Fair value (in millions)	$1	$2	$3

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy.

As of June 30, 2004, the Company had entered into interest rate swaps to convert fixed-rate debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of June 30, 2004 and December 31, 2003, BNSF had entered into fourteen and nine separate swaps, respectively, on a notional amount of $1,150 million and $900 million, respectively, in which it pays an average floating rate, which fluctuates quarterly, based on London Interbank Offer Rate (LIBOR).

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

All swap transactions outstanding are reflected in the following table (dollars in millions):

	June 30, 2004
	Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fair value hedges
Fixed to variable swaps (in millions)	$100	$300	—	$300	—	$450	$1,150	$36
Average fixed rate	8.63%	6.38%	—	7.88%	—	6.68%	7.08%
Average floating rate	5.46%	2.98%	—	3.74%	—	3.33%	3.53%

The amounts recorded in the Consolidated Statements of Income, as a reduction of interest expense, for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Hedge benefit	$10	$9	$19	$17
Tax effect	4	3	7	6

Hedge benefit, net of tax	$6	$6	$12	$11

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, with a corresponding increase to debt or accrued interest, were as follows (in millions):

	June 30, 2004	December 31, 2003
Short-term interest rate hedging asset	$7	$9
Long-term interest rate hedging asset	$29	$56

BNSF’s measurement of the fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

3. Comprehensive Income

Total comprehensive income was comprised of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$249	$200	$442	$387
Other comprehensive income, net of tax	55	7	93	10

Total comprehensive income	$304	$207	$535	$397

BNSF’s comprehensive income includes net income and changes related to derivatives, which qualify for cash flow hedge accounting.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

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

SFRC renewed $350 million of its $700 million accounts receivable facility, effective June 2004, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivable facility with a five year term in June 2003. The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at June 30, 2004. Outstanding undivided interests held by investors under the A/R sales program were $625 million at June 30, 2004, and December 31, 2003. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $916 million and $808 million of receivables transferred by SFRC to the master trust at June 30, 2004 and December 31, 2003, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $291 million and $183 million at June 30, 2004 and December 31, 2003, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $625 million at June 30, 2004 and December 31, 2003 of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $5.5 billion and $4.6 billion for the six months ended June 30, 2004 and 2003, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $5 million and $4 million for the six months ended June 30, 2004 and 2003, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 1.1 percent and 1.3 percent in the six months ended June 30, 2004 and 2003, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. BNSF Railway has historically experienced very low levels of default or dilution. If dilution or delinquency percentages were to increase by one percentage point, the amount of receivables BNSF Railway could sell would decrease by approximately $8 million.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer. At June 30, 2004 and December 31, 2003, $76 million and $78 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At June 30, 2004 and December 31, 2003, $68 million and $85 million, respectively, of such allowances had been recorded. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. During the six months ended June 30, 2004 and 2003, $5 million and $3 million, respectively, of accounts receivable were written off.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At June 30, 2004, BNSF Railway was in compliance with these provisions.

5. Debt

Notes and Debentures

Six Months Ended June 30, 2004

As of June 30, 2004, the Company has $750 million of debt capacity available under its shelf registration of debt securities.

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

Commercial Paper

BNSF issues commercial paper from time to time that is supported by bank revolving credit agreements. At June 30, 2004, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. In June 2004, BNSF extended the expiration date of the Company’s $700 million short-term facility to June 2005. The Company has the ability to have any amounts then outstanding mature as late as June 2006. The Company also has a long-term facility in the amount of $500 million which expires June 2008. In total, the bank revolving credit agreements allow borrowings of up to $1.2 billion as of June 30, 2004. Annual facility fees are currently 0.100 percent and 0.150 percent for the short-term and long-term facilities, respectively. Both rates are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The Company classifies commercial paper as long-term based on the final expiration date of the credit facility. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements. At June 30, 2004, the Company was in compliance.

The maturity value of commercial paper outstanding as of June 30, 2004 was $892 million, reducing the total capacity available under the revolving credit agreements to approximately $308 million. Included in the $892 million maturity value of commercial paper is $345 million issued to a consolidated subsidiary of BNSF that is eliminated upon consolidation.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2004 are as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount (a)	Remaining Term (in years)	Capitalized Obligations (b)
Counterparty
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$68	$109	$109	15	$38
Westside Intermodal Transportation Corporation	0.0%	$45	$74	$—	19	$35
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$23	$—	19	$12
Various lessors (Residual value guarantees)	0.0%	N/A	$48	$48	Various	$—
All other	0.0%	$11	$12	$6	Various	$—

(a)	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
(b)	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.

Kinder Morgan Energy Partners, L.P.

Santa Fe Pacific Pipelines, Inc. (SFPP), an indirect, wholly owned subsidiary of BNSF, has a guarantee in connection with its remaining special limited partnership interest in SFPP, L.P., a subsidiary of Kinder Morgan Energy Partners, L.P. All obligations with respect to the guarantee will cease upon termination of ownership rights which would occur upon a put notice issued by BNSF or the exercise of the call rights by the general partners of SFPP, L.P.

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

Residual value guarantees (RVG)

In the normal course of business, the Company enters into operating leases in which it guarantees the residual value of certain leased equipment. Some of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If the Company elects not to exercise these options it may be required to pay the lessor an amount not exceeding the RVG. The amount of any payment is contingent upon the

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

actual residual value of the leased equipment. Some of these leases also require the lessor to pay the Company any surplus in the actual residual value of the leased equipment over the RVG. These guarantees will expire between 2005 and 2011. As of June 30, 2004, the Company has recorded a $9 million asset and corresponding liability for the fair value of the RVG’s.

All other

BNSF Railway guarantees $11 million of other debt. BNSF holds a performance bond and has the option to sub-lease property to recover up to $6 million of the $11 million of guarantees. These guarantees expire between 2005 and 2014.

Other than as discussed above, there is no collateral held by a third party which the Company could obtain and liquidate to recover any amounts paid under the above guarantees.

Other than as discussed above, none of the guarantees are recorded in the Consolidated Financial Statements of the Company. The Company does not expect performance under these guarantees to have a material effect on the Company in the foreseeable future.

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

6. Commitments and Contingencies

Personal Injury and Casualty Losses

Personal injury claims, including work-related injuries and occupational illness claims of employees, are a significant expense for the railroad industry. Compensation claims by BNSF Railway employees for work-related injuries and occupational illness claims are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to increased expenses in past years. The variability present in awards in these cases, cases involving non-employee personal injury and casualty loss and matters in which punitive damages are alleged could result in increased expenses in future years. BNSF has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

The Company formed a consolidated, wholly owned subsidiary, Burlington Northern Santa Fe Insurance Company LTD. (BNSF IC), in the second quarter of 2002. BNSF IC provides insurance coverage for certain risks incurred after April 1, 1998; FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the first quarter of 2004, BNSF IC entered into a reinsurance pooling agreement. The pool insures workers compensation, general liability, auto liability, and FELA risk. In accordance with the agreement, BNSF IC cedes a portion of its FELA exposure to the pool and assumes a proportionate share of the entire pool’s risk. Provisions in the agreement limit BNSF IC’s total liability to the pool and provide for protection in the event of insolvency of other pool participants. The pooling

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

agreement covers calendar year 2004. At June 30, 2004, BNSF IC had invested in commercial paper issued by BNSF and third party time deposits and money market accounts. The Company’s accounting policies related to personal injury, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, did not change as a result of the formation of BNSF IC or its participation in the reinsurance pooling agreement.

The Company recognized personal injury and casualty loss expenses of $58 million and $52 million for the three months ended June 30, 2004 and 2003, respectively, and $108 million and $100 million for the six months ended June 30, 2004 and 2003, respectively. BNSF made payments for personal injuries and casualty losses of $119 million and $98 million during the first six months of 2004 and 2003, respectively. At June 30, 2004, the Company had recorded liabilities of $502 million related to personal injury and casualty loss claims. Of this amount, $185 million is included in current liabilities. BNSF’s liabilities for personal injury and casualty loss claims are undiscounted.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 400 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expenses of $38 million and $16 million for the three months ended June 30, 2004 and 2003, respectively, and $64 million and $31 million for the six months ended June 30, 2004 and 2003, respectively. For the second quarter of 2004, BNSF recorded approximately $30 million in expense related to developments at two former fueling facility sites. BNSF paid $21 million and $32 million during the first six months of 2004 and 2003, respectively, for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF has recorded liabilities for remediation and

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

restoration of all known sites of $242 million at June 30, 2004. Of this amount, $82 million is included in current liabilities. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at June 30, 2004, will be paid over the next five years and no individual site is considered to be material.

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

7. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Six Months Ended June 30,	2004	2003
Beginning balance at January 1,	$179	$210
Payments	(15)	(18)
Other	2	(1)

Ending balance at June 30,	$166	$191

Employee separation liabilities of $166 million are included in the Consolidated Balance Sheets at June 30, 2004, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At June 30, 2004, $33 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $141 million at June 30, 2004. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2004 and approximately 2024.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $15 million at June 30, 2004. This amount primarily provides for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger, and a separation program announced in July 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The July 2003 separation program affected approximately 150 employees and was substantially completed during the fourth quarter of 2003. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

The remaining liability balance at June 30, 2004, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

Other Employee Separation Costs

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger were $10 million at June 30, 2004. These costs will be paid over the next several years based on deferral elections made by the employees. In addition, BNSF recorded other liabilities of approximately $2 million in the second quarter of 2004 primarily related to a voluntary severance program for certain union employees. As of June 30, 2004, the remaining liability related to this voluntary severance program was less than $1 million.

8. Common Stock Repurchase Program

During the first six months of 2004, BNSF repurchased 5 million shares of its common stock at an average price of $32.39 per share under the Company’s share repurchase program amounting to a total cost of $172 million. Program-to-date repurchases through June 30, 2004, were 129 million shares at an average price of $26.31 per share, leaving 21 million shares available for repurchase out of the 150 million shares authorized.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

9. Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost (benefit) for the three and six months ended June 30 were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost (Benefit)	2004	2003	2004	2003
Service cost	$5	$4	$10	$8
Interest cost	24	25	48	50
Expected return on plan assets	(28)	(31)	(56)	(62)
Amortization of net loss	3	1	6	2
Amortization of prior service costs	—	—	—	—

Net cost (benefit) recognized	$4	$(1)	$8	$(2)

	Health and Welfare Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost (Benefit)	2004	2003	2004	2003
Service cost	$1	$1	$2	$2
Interest cost	5	5	10	10
Expected return on plan assets	—	—	—	—
Amortization of net loss	1	2	3	4
Amortization of prior service costs	(1)	—	(2)	—

Net cost (benefit) recognized	$6	$8	$13	$16

BNSF sponsors a postretirement health care benefit plan that provides prescription drug coverage. The recent Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Act) provides for a federal subsidy for plans that provide prescription drug benefits that are actuarially equivalent to Medicare Part D.

BNSF adopted guidance pursuant to FASB Staff Position 106-2 Accounting and Disclosure Requirements Related to the Drug, Improvement and Modernization Act of 2003 as of April 1, 2004. The Company and its actuarial advisors have determined that the prescription drug coverage provided by BNSF’s postretirement health care benefit plan is actuarially equivalent to Medicare Part D, and accordingly, the subsidy will provide some relief for BNSF’s ongoing retiree medical costs.

BNSF measured the effects of the Act on the accumulated post-retirement benefit obligation (APBO) as of January 1, 2004; and as such, the APBO was reduced by $36 million. Net periodic postretirement benefit cost for the three months ended June 30, 2004 was reduced by approximately $2 million due to the effects of the Act.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

10. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential dilutive common shares outstanding, arising from employee stock awards. The incremental shares were calculated using the treasury stock method.

Weighted average stock options totaling 0.6 million and 4.0 million for the three and six months ended June 30, 2004, respectively, and 26.8 million and 31.1 million for the three and six months ended June 30, 2003, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

11. Report of Independent Registered Public Accounting Firm

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Burlington Northern Santa Fe Corporation:

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (“BNSF” or the “Company”) as of June 30, 2004, and the related consolidated statement of income for each of the three-month and six-month periods ended June 30, 2004 and 2003 and the consolidated statement of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 11, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
July 21, 2004

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

Introduction

BNSF is one of the primary rail transporters in North America. Through BNSF Railway, BNSF operates one of the largest railroad networks in North America, with 32,500 route miles covering 28 states and two Canadian provinces. BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products.

During the second quarter of 2004, BNSF realized revenue and volume growth in each of the commodity groups in the Company’s portfolio. In 2004, we expect increases in volumes and revenue to continue in each of the Company’s commodity groups reflecting continuing high demand for Asian imports, export grain, new coal customers, and continuing strength in the U. S. industrial economy. The following graph depicts the business mix of the Company for the quarter ended June 30, 2004.

Operating expenses increased 16 percent year-over-year principally driven by a 13 percent increase in gross ton-miles (GTM), fuel price increases, and additional environmental expenses related primarily to two sites.

Earnings per share for the second quarter of 2004 increased 13-cents, or 24 percent, when compared with the same period in 2003 which includes a favorable tax settlement during the second quarter of 2003. The increase was driven by the substantial year-over-year revenue growth.

Results of Operations

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

BNSF recorded net income for the second quarter of 2004 of $249 million, or $0.67 per share compared with second quarter 2003 net income of $200 million, or $0.54 per share. Operating income of $508 million for the second quarter of 2004 was $96 million higher than the second quarter of 2003.

Revenues

The following table presents BNSF’s revenue information by commodity group for the three months ended June 30, 2004 and 2003:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2004	2003	2004	2003	2004	2003
	(in millions)		(in thousands)
Consumer Products	$1,040	$911	1,204	1,085	$864	$840
Industrial Products	620	531	389	354	1,594	1,500
Coal	553	504	548	504	1,009	1,000
Agricultural Products	424	317	221	186	1,919	1,704

Total Freight Revenues	2,637	2,263	2,362	2,129	$1,116	$1,063

Other Revenues	48	31

Total Operating Revenues	$2,685	$2,294

Freight revenues for the second quarter of 2004 were $2.6 billion, up 17 percent compared with the same 2003 period. Freight revenues included $65 million in fuel surcharges compared with $30 million in the prior year. Average revenue per car/unit increased 5 percent in the second quarter of 2004 to $1,116 from $1,063 in the second quarter of 2003.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following business areas: international, direct marketing, truckload, intermodal marketing companies, automotive, and perishables and dry boxcar.

Consumer Products revenues of $1,040 million for the second quarter of 2004 were $129 million, or 14 percent, greater than the second quarter of 2003. The increase in Consumer Products revenues is primarily due to increased volumes in the international and truckload sectors. The 3 percent increase in revenue per unit is primarily due to price increases across all sectors and increased fuel surcharges, partially offset by increases in international intermodal business which has lower average revenue per unit.

Industrial Products

Industrial Products’ freight business consists of four business areas: construction products, building products, chemicals and plastics, and petroleum products.

Industrial Products revenues increased $89 million, or 17 percent, to $620 million for the second quarter of 2004. Continuing strength in the economy drove strong revenue gains in all four business areas. Rate increases in excess of 2 percent along with fuel surcharges and larger volume increases in higher rated commodities contributed to a 6 percent increase in average revenue per car.

Coal

BNSF is one of the largest transporters of low-sulfur coal in the United States. Approximately 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $553 million for the second quarter of 2004 increased $49 million, or 10 percent, compared to the same period a year ago. The increase is a result of new customer business volumes and higher demand from existing customers. Average revenue per car increased 1 percent, primarily driven by contractual rate escalations. The year-over-year increase in average revenue per car was reduced as a result of favorable litigation adjustments in 2003.

Agricultural Products

The transportation of agricultural products includes corn, wheat, soybeans, bulk foods, fertilizer, and other products.

Agricultural Products revenues of $424 million for the second quarter of 2004 were $107 million, or 34 percent, higher than revenues for the second quarter of 2003. Revenues were up largely due to increased corn and wheat exports. Average revenue per car has increased 13 percent. The strong world demand for grain that has driven up commodity prices has also favorably impacted the transportation rates.

Other Revenues

Other Revenues increased $17 million, or 55 percent, to $48 million for the second quarter of 2004. This increase is primarily attributable to increased volumes related to BNSF Logistics.

Expenses

Total operating expenses for the second quarter of 2004 were $2,177 million, an increase of $295 million, or 16 percent, versus the same period in 2003.

Compensation and benefits

Compensation and benefits includes expenses for BNSF employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives paid or accrued during the period, benefit plan participation, increased pension expenses, and actuarial assumptions.

Compensation and benefits expenses of $818 million were $119 million, or 17 percent, higher than the second quarter of 2003. This increase is primarily driven by higher volumes, crew training, and incentive compensation expenses for the Company’s salaried and scheduled workforce, as well as wage inflation.

Purchased services

Purchased services expense includes ramping and drayage, maintenance of equipment and technology, and other services, such as vegetation control, provided to BNSF, as well as purchased transportation costs for BNSF Logistics. The expenses are driven by the rates established in the service contracts and the volume of services required.

Purchased service expenses of $351 million for the second quarter of 2004 were $39 million, or 13 percent, higher than the second quarter of 2003. This increase is primarily due to higher volume-related costs for locomotive contract maintenance expense, intermodal ramp costs and haulage payments for contracted transportation over other roads, and purchased transportation costs for BNSF Logistics.

Depreciation and amortization

Depreciation and amortization expenses for the period are determined by using the group method of depreciation, applying a single rate to the gross investment in a particular class of property. Due to the capital-intensive nature of BNSF’s operations, depreciation expense is a significant component of the Company’s operating expense. The full effect of inflation is not reflected in operating expenses since depreciation is based on historical cost.

Depreciation and amortization expenses of $251 million for the second quarter of 2004 were $26 million, or 12 percent, higher than the same period in 2003. $10 million of this increase in depreciation expense is due to the expiration of the amortization period for locomotives in which BNSF recorded a decrease in the fair market value at the time of the merger of Burlington Northern Railroad Company and The Atchison, Topeka and Santa Fe Railway Company as required by purchase accounting. This decrease in the locomotives’ value was amortized over their remaining useful life which resulted in lower annual depreciation expense until its expiration in 2003. The remaining increase in depreciation expense is due to ongoing capital expenditures.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, rental rates, the results of lease negotiations, utilization of owned equipment versus leased equipment, and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $197 million for the second quarter of 2004 were $17 million, or 9 percent, higher than the second quarter of 2003. The increase is primarily due to strong volumes and increases in leased equipment costs to cover increased business levels.

Fuel

Fuel expense is driven by the level of locomotive consumption, market price and the effects of hedging activities.

Fuel expenses of $326 million for the second quarter of 2004 were $59 million, or 22 percent, higher than the second quarter of 2003. The increase in fuel expense is due to an increase in consumption driven by higher volumes, as well as an increase in the average all-in cost per gallon of diesel fuel. Consumption in the second quarter of 2004 was 337 million gallons, up 13 percent compared to the second quarter of 2003 consumption of 297 million gallons. The average all-in cost per gallon of diesel fuel increased by 7-cents, or $23 million, which is comprised of an increase in the average purchase price of 23-cents, or $78 million, partially offset by an increase in the hedge benefit of 16-cents, or $55 million (second quarter 2004 benefit of $63 million less second quarter 2003 benefit of $8 million).

Materials and other

Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials and other items for construction and maintenance of property and equipment. Other expenses include personal injury claims, environmental remediation, and derailments as well as employee separation costs, utilities, and property and miscellaneous taxes. The total is offset by gains on land sales and insurance recoveries.

Materials and other expenses of $234 million for the second quarter of 2004 were $35 million, or 18 percent, higher than the second quarter of 2003 principally due to approximately $30 million in environmental developments at two former fueling facility sites and higher material costs to maintain freight cars and locomotives due to higher volumes.

Interest expense

Interest expense of $101 million for the second quarter of 2004 was $5 million, or 5 percent, lower than the second quarter of 2003. The decrease is primarily related to lower average interest rates.

Income taxes

The effective tax rate for the second quarter of 2004 was 38.0 percent compared to 34.0 percent for the prior year period. The increase in the effective tax rate primarily reflects a tax settlement attributable to prior years that settled favorably in the second quarter of 2003.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

BNSF recorded net income for the first six months of 2004 of $442 million, or $1.18 per share, compared with the first six months of 2003 net income of $387 million, or $1.04 per share, which included the favorable cumulative effect of an accounting change in the first quarter of 2003 of $39 million, net of tax, or $0.10 per diluted share. Operating income of $918 million for the first six months of 2004 was $160 million higher than the first six months of 2003.

Revenues

The following table presents BNSF’s revenue information by commodity group for the six months ended June 30, 2004 and 2003:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2004	2003	2004	2003	2004	2003
	(in millions)		(in thousands)
Consumer Products	$1,967	$1,759	2,285	2,091	$861	$841
Industrial Products	1,183	1,042	757	697	1,563	1,495
Coal	1,073	989	1,069	991	1,004	998
Agricultural Products	862	675	457	392	1,886	1,722

Total Freight Revenues	5,085	4,465	4,568	4,171	$1,113	$1,070

Other Revenues	90	61

Total Operating Revenues	$5,175	$4,526

Freight revenues for the first six months of 2004 were $5.1 billion, up 14 percent compared with the same 2003 period. Freight revenues in the first six months of 2004 included $111 million in fuel surcharges compared with $50 million in the prior year. Average revenue per car/unit increased 4 percent in the first six months of 2004 to $1,113 from $1,070 in the first six months of 2003.

Consumer Products

Consumer Products revenues of $1,967 million for the first six months of 2004 were $208 million, or 12 percent, greater than the first six months of 2003. The increase in Consumer Products revenue is primarily due to increased volumes in the international and truckload sectors. The 2 percent increase in revenue per unit is due to price increases across all sectors and increased fuel surcharges, partially offset by increases in international intermodal business which has lower average revenue per unit.

Industrial Products

Industrial Products revenues increased $141 million, or 14 percent, to $1,183 million for the first six months of 2004. The revenue increase is due to strength in all four business areas (chemicals & plastics, petroleum products, building products and construction products), with especially strong gains in lumber, panel products, paper, steel, plastics and petroleum products. Rate increases in excess of 2 percent along with fuel surcharges and larger volume increases in higher rated commodities contributed to a 5 percent increase in average revenue per car.

Coal

Coal revenues of $1,073 million, for the first six months of 2004, increased $84 million, or 8 percent, versus the same period a year ago. This increase is primarily the result of new customer business volumes and higher demand from existing customers. Average revenue per car increased 1 percent, primarily driven by contractual rate escalations. The year-over-year increase in average revenue per car was reduced as a result of favorable litigation adjustments in 2003.

Agricultural Products

Agricultural Products revenues of $862 million for the first six months of 2004 were $187 million, or 28 percent, higher than revenues for the first six months of 2003. This increase is primarily due to increased corn and wheat exports. Average revenue per car increased 10 percent. The strong global demand for grain that has driven up commodity prices has also favorably impacted the transportation rates.

Other Revenues

Other Revenues increased $29 million, or 48 percent, to $90 million for the first six months of 2004 compared to the same period in 2003. This increase is primarily attributable to increased volumes related to BNSF Logistics.

Expenses

Total operating expenses for the first six months of 2004 were $4,257 million, an increase of $489 million, or 13 percent, versus the same 2003 period primarily related to fuel expense, higher volumes handled and lower gains from property dispositions.

Compensation and benefits

Compensation and benefits expenses of $1,605 million for the first half of 2004 were $188 million, or 13 percent, higher than the first six months of 2003. The increase primarily reflects higher volumes, wage inflation, crew training, incentive expenses for the Company’s salaried and scheduled workforce, and increased pension expenses.

Purchased services

Purchased services of $691 million for the first six months of 2004 were $78 million, or 13 percent, higher than the first six months of 2003. This increase is primarily due to higher volume-related costs for locomotive contract maintenance expense, intermodal ramp costs and haulage payments for contracted transportation over other roads, and purchased transportation costs for BNSF Logistics.

Depreciation and amortization

Depreciation and amortization expenses of $500 million for the first six months of 2004 were $49 million, or 11 percent, higher than the same period in 2003. $20 million of this increase in depreciation expense is due to the expiration of the amortization period for locomotives in which BNSF recorded a decrease in the fair market value at the time of the merger of Burlington Northern Railroad Company and The Atchison, Topeka and Santa Fe Railway Company as required by purchase accounting. In addition, the remaining increase in depreciation expense is due to ongoing capital expenditures.

Equipment rents

Equipment rents expenses for the first six months of 2004 of $384 million were $35 million, or 10 percent, higher than the first six months of 2003. The increase is primarily due to continuous volume increases which increased car equipment costs. Additionally, the extension of short-term locomotive leases and reduced short-term lease incentives contributed to the increase.

Fuel

Fuel expenses of $606 million for the first six months of 2004 were $60 million, or 11 percent, higher than the first six months of 2003. The increase in fuel expense is due to an increase in consumption driven by higher volumes, offset by a decrease in the average all-in cost per gallon of diesel fuel. Consumption in the first six months of 2004 was 660 million gallons, up 12 percent compared to the consumption in the first six months of 2003 of 589 million gallons. The average all-in cost per gallon of diesel fuel decreased by less than 1-cent, or $6 million, which is comprised of an increase in the hedge benefit of approximately 13-cents, or $87 million (first six months 2004 benefit of $117 million less first six months of 2003 benefit of $30 million) offset by an increase in the average purchase price of more than 12-cents, or $81 million.

Materials and other

Materials and other expenses of $471 million for the first six months of 2004 were $79 million, or 20 percent, higher than the first six months of 2003 principally due to approximately $30 million in environmental developments at two former fueling facility sites, increased casualty costs driven by two large derailments, higher material costs to maintain freight cars and locomotives due to higher volumes, and relocation costs to consolidate one of the Company’s locomotive repair facilities.

Interest expense

Interest expense of $203 million for the first six months of 2004 was $9 million, or 4 percent, lower than the first six months of 2003. This decrease was primarily the result of lower average interest rates and a higher net interest rate hedge benefit partially offset by higher average debt outstanding.

Income taxes

The effective tax rate for the first six months of 2004 was 38.0 percent compared with 35.8 percent for the prior year period. The increase in the effective tax rate primarily reflects a tax settlement attributable to prior years that settled favorably in the second quarter of 2003.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, through leasing of assets and through the sale of a portion of accounts receivable.

Operating Activities

Net cash provided by operating activities was $914 million for the six months ended June 30, 2004, compared with $891 million for the six months ended June 30, 2003. The increase is primarily the result of higher net income, offset by changes in working capital, which were primarily caused by the acquisition of locomotives in the fourth quarter of 2003 that were not paid for until the first quarter of 2004, and an increase in accounts receivable, net related to increased volumes.

Investing Activities

Net cash used for investing activities was $961 million for the six months ended June 30, 2004, compared with $867 million for the six months ended June 30, 2003. Investing activities for the six months ended June 30, 2004, include $692 million of capital expenditures, as discussed below, and $269 million of cash used for other investing activities. The increase in cash used for other investing activities primarily reflects the timing of equipment financing activities partially offset by the cash recorded from the consolidation of San Jacinto Rail Limited during the first quarter of 2004.

A breakdown of cash capital expenditures for the six months ended June 30, 2004 and 2003, is set forth in the following table (in millions):

Six Months Ended June 30,	2004	2003
Maintenance of Way	$497	$502
Mechanical	32	49
Information Services	24	25
Other	28	36

Total Maintenance of Business	$581	$612
New Locomotive Acquisitions	16	156
Terminal and Line Expansion	95	67

Total	$692	$835

The decrease in cash capital expenditures in the first six months of 2004 is primarily due to a decrease in the number of locomotive purchases. Most of the locomotives acquired in 2004 were leased, whereas the majority of locomotives acquired in 2003 were purchased.

Planned cash capital expenditures for 2004 disclosed in BNSF’s Annual Report on Form 10-K was approximately $1.9 billion. The plan has been reduced to approximately $1.5 billion primarily due to the decision to lease locomotives which were originally planned to be purchased.

Financing Activities

Net cash provided by financing activities during the first six months of 2004 was $93 million, primarily related to additional net borrowings of $233 million and proceeds from stock options exercised of $141 million (approximately 5.2 million shares), partially offset by common stock repurchases of $172 million (approximately 5.3 million shares) and dividend payments of $111 million.

Aggregate debt due to mature within one year is $309 million. BNSF’s ratio of net debt to total capitalization was 43.7 percent at June 30, 2004 compared to 44.0 percent at December 31, 2003. Net debt is calculated as total debt less cash and cash equivalents, and capitalization is calculated as the sum of net debt and total stockholders’ equity.

Six Months Ended June 30, 2004

As of June 30, 2004, the Company has $750 million of debt capacity available under its shelf registration.

Six Months Ended June 30, 2003

In May 2003, BNSF issued $250 million of 4.30 percent notes due July 1, 2013. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

Dividends

Common stock dividends declared for the six months ended June 30, 2004 and 2003, were $0.30 and $0.24 per share, respectively. Dividends paid on common stock during the first six months of 2004 and 2003 were $111 million and $89 million, respectively. On April 22, 2004, the Board of Directors (the Board) declared a quarterly dividend of $0.15 per share on outstanding shares of common stock, $0.01 par value, payable July 1, 2004, to shareholders of record on June 10, 2004. On July 22, 2004, the Board approved a $0.02 per share, or 13 percent dividend increase and declared a quarterly dividend of $0.17 per share on outstanding shares of common stock, $0.01 par value, payable October 1, 2004, to shareholders of record on September 10, 2004.

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

BNSF has agreed to acquire 915 locomotives by 2008. Through June 30, 2004 BNSF has acquired 517 of the 915 locomotives. The remaining locomotives are expected to be financed through a combination of operating or capital leases and cash from operations.

In the first quarter of 2004, BNSF entered into a contractual obligation to acquire 6,000 grain cars over the course of the next four years. The hoppers are expected to be financed through a combination of operating or capital leases and cash from operations.

Equipment to be acquired in 2004 and later is expected to be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases and debt issuances. The decision on the method used for a particular acquisition financing will depend on the current market conditions and other factors at the time.

In the normal course of business, the Company enters into long-term contracts for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Credit Agreements

Information concerning the Company’s outstanding commercial paper balances and revolving credit agreements is incorporated by reference from Note 5 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation (SFRC), as described in Note 4 of the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a minimum consolidated tangible net worth test and a maximum debt-to-capital test which are the same as in the BNSF revolving credit agreements. At June 30, 2004, investor interests of $625 million were outstanding under the $700 million accounts receivable facility. SFRC renewed $350 million of the $700 million accounts receivables facility, effective in June 2004, for an additional 364 days. In addition, SFRC entered into a separate $350 million receivables facility, effective June 2003, with a five-year term. The commitment of the investors to purchase undivided interests under the A/R facilities is currently scheduled to expire in June 2005 and June 2008, respectively.

The accounts receivable sales program provides efficient financing at a competitive interest rate to traditional borrowing arrangements. Since the funding is collateralized by BNSF receivables, the risk of exposure is only as great as the risk of default on these receivables.

Guarantees

The Company acts as guarantor for certain debt and lease obligations of others. During the six months ended June 30, 2004, the Company has primarily utilized guarantees to obtain favorable leasing terms. Additionally, in the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. The Company does not expect performance under these guarantees or indemnities to have a material adverse effect on the Company’s liquidity in the foreseeable future. See Note 5 to the Consolidated Financial Statements.

Other Matters

Commercial

In July 2004, BNSF Railway initiated an arbitration proceeding under a Joint Service Agreement (JSA) with J.B. Hunt Transportation (J.B. Hunt), a major truckload carrier with which BNSF Railway handles substantial joint intermodal movements. In the proceeding, BNSF Railway is seeking an increase in its future divisions of joint revenue for intermodal movements. J.B. Hunt has responded with a notice of arbitration raising other issues under the JSA. In Arkansas state court, J.B. Hunt has filed a petition seeking a declaratory order of the rights of the parties under the JSA. The results of these proceedings are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income (AOCI) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

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

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy. BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. See Note 2 to the Consolidated Financial Statements.

Employee and Labor Relations

Approximately 89 percent of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with various labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway’s union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until amended by new agreements, or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. Agreements undergoing renegotiation in the current bargaining round provide for periodic wage increases until new agreements are reached.

Unions with an Agreement

The United Transportation Union, the Brotherhood of Maintenance of Way Employes, Brotherhood of Locomotive Engineers, The Transportation Communications Union, and Brotherhood of Railroad Signalmen, representing approximately 86 percent, collectively, of BNSF’s unionized workforce, have reached final agreements that cover periods through December 2004. The International Brotherhood of Electrical Workers, representing about 4 percent of the Company’s unionized employees, has agreed to final and binding arbitration of its settlement for the same period.

Unions without an Agreement

Through the National Carriers’ Conference Committee, BNSF is continuing efforts to settle the current bargaining round with the International Association of Machinists, Sheet Metal Workers’ International Association, National Conference of Firemen and Oilers, and American Train Dispatchers Association, which together represent approximately 10 percent of the Company’s unionized workforce.

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

Sound Transit will pay BNSF approximately $260 million for four commuter easements to operate trains on the segment between Seattle and Everett, and entered into agreements for service on the commuter easements, and joint use of track for commuter and freight purposes. The Company received approximately $80 million of cash in 2003 upon the closing of the first easement, which will be recognized in income over the use of the associated track structure (approximately 30 years). Over the next four years, upon the subsequent closings subject to conditions in the sale agreement, BNSF will receive an additional $180 million for the remaining three easements, including approximately $80 million expected to be received in the second half of 2004.

Sound Transit will also pay BNSF to convey the 18 miles of railroad line and associated real estate from south of Tacoma to Nisqually in three separate sell transactions. The Company received $8 million of cash in 2003 and reported a gain in income of $2 million, net of tax, as a result of the real estate sale for station related parcels to Sound Transit. Additionally, the Company expects to receive $24 million for the remaining railroad line and real estate sales associated with these agreements over the next four years, including $6 million expected to be received in the third quarter of 2004. The Company expects total related gains of about $25 million to be recognized in future periods, the majority of which is currently anticipated to be recognized in the next two years. BNSF did not recognize any gain during the first six months of 2004.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices, changes in the securities and capital markets, and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF’s operations or our customers’ abilities to deliver goods to BNSF for shipment; legal and regulatory factors: developments and changes in laws and regulations, the ultimate outcome of shipper and rate claims subject to adjudication, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and network fluidity, congestion on other railroads, as well as natural events such as severe weather, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment.

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

Commodity Price Sensitivity

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of June 30, 2004, are based on the front month settlement prices of NYMEX #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI) which is defined as the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI, and HO. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

At June 30, 2004, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure.

Interest Rate Sensitivity

From time to time, BNSF enters into various interest rate-hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate debt to floating-rate debt. BNSF’s measurement of fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. Further information on interest rate hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF’s principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF’s principal executive officer and principal financial officer have concluded that there have been no changes in BNSF’s internal control over financial reporting that occurred during BNSF’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF’s internal control over financial reporting.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 regarding the scope of BNSF Railway’s obligation to remediate all or part of diesel contamination in Mandan, North Dakota in a proceeding brought in state court, North Dakota Department of Health, et al. v. The Burlington Northern and Santa Fe Railway Company; District Court, State of North Dakota, County of Morton, South Central Judicial District Civil No. 02-C-1174, and in an administrative proceeding before the Department of Health (Case No. 84-400 WPC). On June 30, 2004, BNSF Railway, the State of North Dakota and the City of Mandan agreed to a settlement, subject to the execution of a written agreement, of the state court lawsuit and the administrative proceeding. Under the settlement, BNSF Railway will convey a strip of property to the City and will pay $29 million, of which $1 million is a penalty, and the State will assume clean-up obligations for certain specified properties in downtown Mandan not owned by BNSF Railway. The State also agreed to the method of remediation to be employed by BNSF Railway for diesel contamination on BNSF Railway property. Although the intervenors’ claims in the state court proceeding are not resolved, the potential exposure presented by these claims is not considered material and, accordingly, this matter therefore is considered terminated.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended June 30, 2004 (shares in thousands):

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased (b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1 – 30	340	$31.96	126,682	23,318
May 1 – 31	996	$32.65	127,678	22,322
June 1 – 30	1,350	$34.23	129,028	20,972

Total	2,686	$33.36

(a)	On July 17, 1997, the Board initially authorized and the Company announced the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. On December 9, 1999, April 20, 2000, September 21, 2000 and January 16, 2003, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date for a total of 150 million shares authorized.
(b)	No shares have been purchased for the periods shown above other than through the Company’s publicly announced share repurchase program. The share repurchase program does not have an expiration date.

Sale of Unregistered Securities

On April 30, 2004, BNSF delivered 19,540 shares of its common stock, par value $0.01, and on June 4, 2004, issued 4,377 shares of its common stock, par value $0.01 as consideration for the acquisition of the assets, valued at $800,000, of Rite Choice Transport, Inc. by BNSF Logistics, LLC, an indirect, wholly owned subsidiary of BNSF. The shares were issued to Rite Choice Transport, Inc. which made a liquidating pro rata distribution to the four owners of Rite Choice Transport, Inc. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder in a transaction not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

B.	Reports on Form 8-K

Registrant furnished a report on Form 8-K on April 27, 2004, reporting under Item 12 a press release announcing first quarter operating results.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated: July 26, 2004

S-1

BURLINGTON NORTHERN SANTA FE CORPORATION

Exhibit Index

12.1	Computation of Ratio of Earnings to Fixed Charges

15.1	Independent Registered Public Accounting Firm’s Awareness Letter

31.1	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Principal Financial Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)