Form 10-Q
period 2004-09-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2004-11-09
CIK 934612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 1, 2004
Common stock, $.01 par value	375,921,640 shares

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$2,793	$2,395	$7,968	$6,921

Operating expenses:
Compensation and benefits	853	763	2,458	2,180
Purchased services	357	314	1,048	926
Depreciation and amortization	254	232	754	683
Equipment rents	210	180	594	529
Fuel	332	265	938	812
Materials and other	687	211	1,158	603

Total operating expenses	2,693	1,965	6,950	5,733

Operating income	100	430	1,018	1,188
Interest expense	102	106	305	318
Other (income) expense, net	(5)	(4)	(3)	1

Income before income taxes and cumulative effect of accounting change	3	328	716	869
Income tax expense	1	125	272	318

Income before cumulative effect of accounting change	2	203	444	551
Cumulative effect of accounting change, net of tax	—	—	—	39

Net income	$2	$203	$444	$590

Earnings per share:
Basic earnings per share (before cumulative effect of accounting change)	$0.01	$0.55	$1.20	$1.49
Basic earnings per share (after cumulative effect of accounting change)	$0.01	$0.55	$1.20	$1.60
Diluted earnings per share (before cumulative effect of accounting change)	$0.01	$0.55	$1.19	$1.48
Diluted earnings per share (after cumulative effect of accounting change)	$0.01	$0.55	$1.19	$1.58

Average shares (in millions):
Basic	369.5	368.3	369.1	369.6
Dilutive effect of stock awards	7.0	3.1	5.5	2.8

Diluted	376.5	371.4	374.6	372.4

Dividends declared per share	$0.17	$0.15	$0.47	$0.39

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, shares in thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$58	$18
Accounts receivable, net	246	137
Materials and supplies	320	266
Current portion of deferred income taxes	331	292
Other current assets	549	157

Total current assets	1,504	870

Property and equipment, net	25,656	25,068
Other assets	1,385	1,009

Total assets	$28,545	$26,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,242	$2,110
Long-term debt due within one year	307	244

Total current liabilities	2,549	2,354

Long-term debt and commercial paper	6,357	6,440
Deferred income taxes	7,812	7,481
Casualty and environmental liabilities	958	462
Minimum pension liability	359	359
Employee separation costs	127	144
Other liabilities	1,333	1,212

Total liabilities	19,495	18,452

Commitments and contingencies (see Notes 2, 4, and 5)
Stockholders’ equity:
Common stock, $.01 par value, 600,000 shares authorized; 512,095 shares and 500,685 shares issued, respectively	5	5
Additional paid-in capital	6,118	5,766
Retained earnings	6,509	6,240
Treasury stock, at cost, 137,621 shares and 129,225 shares, respectively	(3,619)	(3,340)
Unearned compensation	(52)	(36)
Accumulated other comprehensive income (loss)	89	(140)

Total stockholders’ equity	9,050	8,495

Total liabilities and stockholders’ equity	$28,545	$26,947

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Nine Months Ended September 30,	2004	2003
OPERATING ACTIVITIES
Net income	$444	$590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	754	683
Deferred income taxes	150	292
Employee separation costs paid	(29)	(37)
Cumulative effect of accounting change, net of tax	—	(39)
Other, net	422	(36)
Changes in current assets and liabilities:
Accounts receivable, net	(105)	(16)
Materials and supplies	(54)	9
Other current assets	(127)	(19)
Accounts payable and other current liabilities	228	108

Net cash provided by operating activities	1,683	1,535

INVESTING ACTIVITIES
Capital expenditures	(1,164)	(1,313)
Other, net	(203)	(61)

Net cash used for investing activities	(1,367)	(1,374)

FINANCING ACTIVITIES
Net (decrease) increase in commercial paper and bank borrowings	(1)	35
Proceeds from issuance of long-term debt	—	265
Payments on long-term debt	(126)	(167)
Dividends paid	(168)	(135)
Proceeds from stock options exercised	274	23
Purchase of BNSF common stock	(258)	(178)
Other, net	3	(2)

Net cash used for financing activities	(276)	(159)

Increase in cash and cash equivalents	40	2
Cash and cash equivalents:
Beginning of period	18	28

End of period	$58	$30

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$327	$340
Income taxes paid, net of refunds	$71	$18
Non-cash asset financing	$74	$20

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Shares in thousands, dollars in millions, except per share data)

(Unaudited)

	Common Shares	Treasury Shares	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2003	500,685	(129,225)	$5,771	$6,240	$(3,340)	$(36)	$(140)	$8,495
Common stock dividends, $0.47 per share			—	(175)	—	—	—	(175)
Adjustments associated with unearned compensation, restricted stock	1,135	(20)	39	—	—	(16)	—	23
Exercise of stock options and related tax benefit of $25	10,275	(649)	313	—	(21)	—	—	292
Purchase of BNSF common stock (a)	—	(7,727)	—	—	(258)	—	—	(258)

Comprehensive income:
Net income			—	444	—	—	—	444
Gain on derivative instruments, net of tax expense of $139			—	—	—	—	229	229

Total comprehensive income								673

Balance at September 30, 2004	512,095	(137,621)	$6,123	$6,509	$(3,619)	$(52)	$89	$9,050

(a)	Total-to-date share repurchases through September 30, 2004, were 131 million shares at an average price of $26.49 per share, leaving 19 million shares available for repurchase out of the 150 million shares authorized.

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, including the financial statements and notes thereto. Burlington Northern Santa Fe Corporation (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF, its majority-owned subsidiaries and a variable interest entity for which BNSF is the primary beneficiary, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is The Burlington Northern and Santa Fe Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated. BNSF was incorporated in Delaware on December 16, 1994.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments except as disclosed) necessary to present fairly BNSF’s consolidated financial position as of September 30, 2004, and the results of operations for the three and nine month periods ended September 30, 2004 and 2003, have been included.

Certain comparative prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Implementation of FIN 46R

In 2001, BNSF Railway entered into the San Jacinto Rail Limited partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on BNSF Railway’s rail lines. The purpose of this Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas area. BNSF Railway owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. The Company has determined that San Jacinto Rail Limited, a previously unconsolidated subsidiary, was required to be consolidated pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, on March 31, 2004, as the Partnership qualifies as a variable interest entity and the Company is the primary beneficiary. This consolidation had a minimal impact on the Consolidated Statements of Income due to the fact that the Company accounted for this investment prior to the adoption of FIN 46R under the equity method of accounting and the Partnership’s losses to date have been minimal. The consolidation resulted in an increase in assets of $54 million, which includes $26 million and $23 million in cash and land, respectively, an increase in liabilities of $55 million, including $50 million of short-term debt, and a decrease in equity of $1 million.

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

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The net cumulative effect of adopting SFAS No. 143 for years prior to 2003 was an increase to net income of $39 million, net of tax, or $0.11 per share (basic) and $0.10 per share (diluted), for the nine months ended September 30, 2003, which is reflected in the cumulative effect adjustment recorded in the first quarter of 2003. The Company’s liability for legally obligated asset retirement costs was $5 million and $4 million at September 30, 2004 and December 31, 2003, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$2	$203	$444	$590

Stock-based employee compensation expense included in reported net income, net of related tax effects	4	3	11	8

Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(9)	(10)	(28)	(26)

Pro forma net income (loss)	$(3)	$196	$427	$572

Earnings (loss) per share:
Basic – as reported	$0.01	$0.55	$1.20	$1.60

Basic – pro forma	$(0.01)	$0.53	$1.16	$1.55

Diluted – as reported	$0.01	$0.55	$1.19	$1.58

Diluted – pro forma	$(0.01)	$0.53	$1.14	$1.54

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

Fuel

Fuel costs represented 13 percent and 14 percent of total operating expenses during the nine month periods ended September 30, 2004 and 2003, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first nine months of 2004 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in $13 million of additional fuel expense on an annual basis.

Total Fuel-Hedging Program

As of September 30, 2004, BNSF’s total fuel-hedging program covered 58 percent, 54 percent, 27 percent and 3 percent of estimated fuel purchases for the remainder of 2004, 2005, 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Hedge benefit	$92	$14	$206	$44
Ineffective portion of unexpired hedges	3	—	6	—
Tax effect	37	6	81	17

Hedge benefit, net of tax	$58	$8	$131	$27

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	September 30, 2004	December 31, 2003
Short-term fuel-hedging asset	$369	$102
Long-term fuel-hedging asset	155	43
Ineffective portion of unexpired hedges	9	3
Tax effect	196	55

Amount included in AOCI, net of tax	$319	$87

Settled fuel-hedging contracts receivable	$92	$21

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of September 30, 2004, BNSF had entered into fuel swap and costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

During the first nine months of 2004, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 85 million gallons of fuel at an average price of approximately $0.95 per gallon. Also during the first nine months of 2004, the Company entered into costless collar agreements utilizing HO to hedge the equivalent of approximately 170 million gallons of fuel with an average cap price of $0.94 per gallon and an average floor price of $0.87 per gallon. The following table provides fuel hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of September 30, 2004.

2004	Quarter Ending December 31,
HO Swaps
Gallons hedged (in millions)	154.35
Average swap price (per gallon)	$0.74
Fair value (in millions)	$100

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2005	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	9.45	25.20	18.90	15.75	69.30
Average swap price (per gallon)	$1.00	$0.92	$0.91	$0.93	$0.93
Fair value (in millions)	$3	$6	$5	$4	$18

HO Collars
Gallons hedged (in millions)	—	6.30	12.60	22.05	40.95
Average cap price (per gallon)	$—	$0.97	$0.96	$0.98	$0.97
Average floor price (per gallon)	$—	$0.89	$0.88	$0.90	$0.89
Fair value (in millions)	$—	$1	$3	$5	$9

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	15.75	22.05	28.35	31.50	97.65
Average cap price (per gallon)	$0.97	$0.92	$0.91	$0.94	$0.93
Average floor price (per gallon)	$0.90	$0.84	$0.84	$0.87	$0.86
Fair value (in millions)	$3	$3	$4	$5	$15

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	31.50	—	—	—	31.50
Average cap price (per gallon)	$0.93	$—	$—	$—	$0.93
Average floor price (per gallon)	$0.86	$—	$—	$—	$0.86
Fair value (in millions)	$4	$—	$—	$—	$4

West Texas Intermediate Crude Oil Hedges

As of September 30, 2004, the Company had entered into fuel swap and costless collar agreements utilizing West Texas Intermediate crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 32 cents per gallon.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

During the first nine months of 2004, the Company entered into costless collar agreements utilizing WTI to hedge the equivalent of approximately 154 million gallons of fuel with an average cap price of $32.61 per barrel and an average floor price of $28.31 per barrel. The following tables provide fuel hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of September 30, 2004.

2004	Quarter Ending December 31,
WTI Swaps
Barrels hedged (in thousands)	675
Equivalent gallons hedged (in millions)	28.35
Average swap price (per barrel)	$21.34
Fair value (in millions)	$18

WTI Collars
Barrels hedged (in thousands)	375
Equivalent gallons hedged (in millions)	15.75
Average cap price (per barrel)	$27.76
Average floor price (per barrel)	$23.30
Fair value (in millions)	$8

	Quarter Ending
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	600	675	1,125	1,350	3,750
Equivalent gallons hedged (in millions)	25.20	28.35	47.25	56.70	157.50
Average swap price (per barrel)	$24.26	$24.67	$24.55	$24.54	$24.52
Fair value (in millions)	$13	$14	$21	$23	$71

WTI Collars
Barrels hedged (in thousands)	3,750	3,225	2,325	1,650	10,950
Equivalent gallons hedged (in millions)	157.50	135.45	97.65	69.30	459.90
Average cap price (per barrel)	$26.73	$26.47	$26.66	$27.11	$26.69
Average floor price (per barrel)	$22.13	$21.89	$22.07	$22.57	$22.11
Fair value (in millions)	$76	$59	$39	$24	$198

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per barrel)	$24.43	$25.16	$25.69	$—	$24.83
Fair value (in millions)	$22	$9	$5	$—	$36

WTI Collars
Barrels hedged (in thousands)	1,500	1,500	825	525	4,350
Equivalent gallons hedged (in millions)	63.00	63.00	34.65	22.05	182.70
Average cap price (per barrel)	$30.05	$30.20	$30.81	$31.93	$30.47
Average floor price (per barrel)	$25.66	$25.79	$26.32	$27.42	$26.04
Fair value (in millions)	$17	$15	$7	$4	$43

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$33.00	$—	$—	$—	$33.00
Average floor price (per barrel)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$1	$—	$—	$—	$1

NYMEX #2 Heating Oil Refining Spread Hedges

As of September 30, 2004, the Company had entered into fuel swap agreements utilizing the HO refining spread (HO-WTI). HO-WTI is the difference in price between HO and WTI; therefore a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The Company did not enter into any additional HO-WTI swaps during the first nine months of 2004. The following table provides fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of September 30, 2004.

2004	Quarter Ending December 31,
HO-WTI Swaps
Barrels hedged (in thousands)	675
Equivalent gallons hedged (in millions)	28.35
Average swap price (per barrel)	$4.90
Fair value (in millions)	$3

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

Fair Value Hedges

As of September 30, 2004, the Company had entered into interest rate swaps to convert fixed-rate debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of September 30, 2004 and December 31, 2003, BNSF had entered into fourteen and nine separate swaps, respectively, on a notional amount of $1,150 million and $900 million, respectively, in which it pays an average floating rate, which fluctuates quarterly, based on London Interbank Offered Rate (LIBOR).

The amounts recorded in the Consolidated Statements of Income, as a reduction of interest expense, for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Hedge benefit	$10	$9	$29	$26
Tax effect	4	3	11	10

Hedge benefit, net of tax	$6	$6	$18	$16

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, with a corresponding increase to debt or accrued interest, were as follows (in millions):

	September 30, 2004	December 31, 2003
Short-term interest rate hedging asset	$12	$9
Long-term interest rate hedging asset	$42	$56

Cash Flow Hedges

In anticipation of future debt issuances, BNSF entered into three treasury lock transactions in August 2004, with a notional amount of $250 million to fix the treasury component on a future 10-year debt issuance. The weighted-average locked-in rate is 4.3 percent. The treasury locks expire on December 30, 2004. The locked-in rate does not include a credit spread which will be determined at the time of the actual debt issuance and will be included in the all-in interest rate of the debt. The treasury lock can be closed by BNSF any time up to expiration.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of unexpired cash flow hedges, were as follows (in millions):

	September 30, 2004	December 31, 2003
Interest rate hedging liability	$4	$—
Tax effect	2	—

Interest rate hedging liability in AOCI, net of tax	$2	$—

All swap and treasury lock transactions outstanding are reflected in the following table (dollars in millions):

	September 30, 2004
	Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fair value hedges
Fixed to variable swaps (in millions)	$100	$300	—	$300	—	$450	$1,150	$54
Average fixed rate	8.63%	6.38%	—	7.88%	—	6.67%	7.08%
Average floating rate	5.97%	3.34%	—	4.20%	—	3.69%	3.93%

Cash flow hedges
Treasury Locks (in millions)	$250						$250	$(4)
Average locked-in rate	4.30%						4.30%

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

SFRC renewed $350 million of its $700 million accounts receivable facilities, effective June 2004, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivable facility with a five-year term in June 2003. The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at September 30, 2004. Outstanding undivided interests held by investors under the A/R sales program were $625 million at September 30, 2004, and December 31, 2003. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $941 million and $808 million of receivables transferred by SFRC to the master trust at September 30, 2004 and December 31, 2003, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $316 million and $183 million at September 30, 2004 and December 31, 2003, respectively, less an allowance for uncollectible

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $625 million at September 30, 2004 and December 31, 2003 of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $8 billion and $7 billion for the nine months ended September 30, 2004 and 2003, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other (income) expense, net and were $8 million and $7 million for the nine months ended September 30, 2004 and 2003, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 1.3 percent and 1.1 percent in the nine months ended September 30, 2004 and 2003, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At September 30, 2004 and December 31, 2003, $79 million and $78 million, respectively of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At September 30, 2004 and December 31, 2003, $61 million and $85 million, respectively of such allowances had been recorded of which $55 million and $77 million, respectively, had been recorded as a reduction to accounts receivable, net. Additionally, at September 30, 2004 and December 31, 2003, approximately $6 million and $8 million, respectively, had been recorded as an allowance for bill adjustments and uncollectible accounts in accounts payable and other current liabilities because they relate to the $625 million of outstanding undivided interests held by investors. During the nine months ended September 30, 2004 and 2003, $6 million and $5 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At September 30, 2004, BNSF Railway was in compliance with these provisions.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4. Debt

Notes and Debentures

Nine Months Ended September 30, 2004

As of September 30, 2004, the Company has $750 million of debt capacity available under its shelf registration of debt securities.

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

Commercial Paper

BNSF issues commercial paper from time to time that is supported by bank revolving credit agreements. At September 30, 2004, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. In June 2004, BNSF extended the expiration date of the Company’s $700 million short-term facility to June 2005. The Company has the ability to have any amounts then outstanding mature as late as June 2006. The Company also has a long-term facility in the amount of $500 million which expires June 2008. In total, the bank revolving credit agreements allow borrowings of up to $1.2 billion as of September 30, 2004. Annual facility fees are currently 0.100 percent and 0.150 percent for the short-term and long-term facilities, respectively. Both rates are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The Company classifies commercial paper as long-term based on the final expiration date of the credit facility. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements. At September 30, 2004, the Company was in compliance.

The maturity value of commercial paper outstanding as of September 30, 2004 was $568 million, reducing the total capacity available under the revolving credit agreements to approximately $632 million. Included in the $568 million maturity value of commercial paper is $326 million issued to a consolidated subsidiary of BNSF that is eliminated upon consolidation.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2004 are as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount (a)	Remaining Term (in years)	Capitalized Obligations (b)
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$65	$104	$104	14	$37
Westside Intermodal Transportation Corporation	0.0%	$45	$74	$—	19	$39
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$23	$—	19	$12
Various lessors (Residual value guarantees)	0.0%	N/A	$193	$193	Various	$—
All other	0.0%	$10	$11	$5	Various	$—

(a)	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
(b)	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.

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

Kansas City Terminal Intermodal Transportation Corporation

BNSF Railway and another major railroad jointly and severally guarantee $65 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF has a 25 percent ownership in KCTRC and accounts for its interest using the equity method of accounting.

Westside Intermodal Transportation Corporation and The Unified Government of Wyandotte County/Kansas City, Kansas

BNSF Railway has guaranteed $59 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Residual value guarantees (RVG)

In the normal course of business, the Company enters into leases in which it guarantees the residual value of certain leased equipment. Some of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If the Company elects not to exercise these options it may be required to pay the lessor an amount not exceeding the RVG. The amount of any payment is contingent upon the actual residual value of the leased equipment. Some of these leases also require the lessor to pay the Company any surplus in the actual residual value of the leased equipment over the RVG. These guarantees will expire between 2005 and 2011.

The maximum future payments, as disclosed in the table above, represent the undiscounted maximum amount that BNSF could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment was zero. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of September 30, 2004, the Company has recorded a $47 million asset and corresponding liability for the fair value of the RVG’s. This amount includes a $38 million asset and corresponding liability related to locomotives financed during the third quarter of 2004.

All other

BNSF Railway guarantees $10 million of other debt. BNSF holds a performance bond and has the option to sub-lease property to recover up to $5 million of the $10 million of guarantees. These guarantees expire between 2005 and 2014.

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

Indemnities

In the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. In general, these clauses are customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Due to the uncertainty of whether events which would trigger the indemnification obligations would ever occur, the Company does not believe that these indemnity agreements will have a material adverse effect on the Company’s results of operations, financial position or liquidity.

Additionally, the Company believes that due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty and that the fair value of any such amount would be immaterial to the financial statements. Accordingly, no fair value liability related to indemnities has been recorded in the financial statements.

5. Commitments and Contingencies

Charge for Asbestos and Environmental Costs

During the third quarter of 2004, BNSF recorded a $465 million pre-tax charge to reflect changes in its estimate of unasserted asbestos liabilities and environmental liabilities. Of this amount, $293 million and $172 million were related to asbestos and environmental liabilities, respectively. The $465 million pre-tax charge was recorded in materials and other expense and reduced net income by $288 million, or $0.76 and $0.77 per share for the three and nine months ended September 30, 2004, respectively.

Personal Injury

Personal injury claims, including work-related injuries and asbestos claims and other occupational illness claims of employees, are a significant expense for the railroad industry. Compensation claims by BNSF Railway employees are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to increased expenses in past years. Some of the proceedings include claims by non-employees for punitive as well as compensatory damages and a few proceedings purport to be class actions. The variability present in settling these claims, including non-employee personal injury and matters in which punitive damages are alleged, could result in increased expenses in future years. BNSF has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

BNSF records a liability for personal injury claims when the expected loss is both probable and reasonably estimable. The liability and ultimate expense projections are estimated using standard actuarial methodologies. Liabilities recorded for unasserted personal injury claims are based on information currently available. Due to the inherent uncertainty involved in projecting future events such as the number of claims filed each year, developments in judicial and legislative standards, and the average costs to settle projected claims, actual costs may differ from amounts recorded.

Asbestos

The Company is party to a number of personal injury claims by employees who worked around asbestos. The heaviest exposure for BNSF employees was due to work conducted in and around the use of steam locomotive engines that were phased out between the years of 1950 and 1967. However, other types of exposures, including exposure from locomotive component parts and building materials, continued after 1967, until it was substantially eliminated by 1985.

Prior to 2000, claim filings against the Company for asbestos were not numerous and were sporadic. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. The Company believed, however, that the low end of the range of reasonably possible loss, as that term is used in FIN 14 “Reasonable Estimation of the Amount of a Loss”, was immaterial. Subsequent to this period, claim filings increased and when they continued into 2004, the Company concluded that the low end of the range of reasonably possible loss would be material and that an estimate for unasserted asbestos exposure liability needed to be recorded. BNSF then engaged a third party, who has extensive experience in performing asbestos studies, to assist in assessing the unasserted liability exposure. The objective of the assessment was to determine the number of estimated unasserted asbestos claims and the estimated average cost per claim. The Company, with the assistance of the third party, first determined its exposed population from which it was able to derive the estimated number of unasserted claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data. Based on the assessment, the Company recorded an undiscounted $293 million pre-tax charge for unasserted asbestos claims. The $293 million pre-tax charge was recorded in materials and other expense and reduced net income by $182 million, or $0.48 and $0.49 per share, for the three and nine months ended September 30, 2004, respectively.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF anticipates obtaining annual updates of the study. On a quarterly basis, BNSF will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to our estimates will be recorded quarterly if necessary. More periodic updates to the study will occur if trends necessitate a change.

At September 30, 2004, the Company had recorded liabilities of $351 million for asbestos-related claims. Of the amount recorded, $296 million is related to unasserted claims while $55 million is related to asserted claims. $19 million is included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which historically have been and are anticipated in the future to be insignificant, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Beginning balance	$63	$54	$60	$55
Accruals	293	4	308	13
Payments	(5)	(5)	(17)	(15)

Ending balance at September 30,	$351	$53	$351	$53

The following table summarizes information regarding only asserted asbestos claims filed against BNSF:

	2004	2003
Claims unresolved at January 1	1,985	1,719
Claims filed	587	755
Claims settled, dismissed or otherwise resolved	(573)	(600)

Claims unresolved at September 30	1,999	1,874

Based on BNSF’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985) which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF specific data that was the basis for the study. BNSF projects that approximately 50, 70, and 90 percent of the future unasserted asbestos claims will be incurred within the next 10, 15, and 25 years, respectively.

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $250 million to $450 million. However, BNSF believes that the $351 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

The amounts recorded by BNSF for the asbestos-related liability were based upon currently known facts. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

While the final outcome of asbestos-related matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, should a number of these items occur in the same period, it could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Other Personal Injury

At September 30, 2004, the Company had recorded liabilities of $455 million related to other personal injury claims. Of this amount, $169 million is included in current liabilities. BNSF’s liabilities for other personal injury claims are undiscounted and exclude future defense and processing costs.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Beginning balance	$439	$443	$453	$441
Accruals	57	48	150	140
Payments	(41)	(46)	(148)	(136)

Ending balance at September 30,	$455	$445	$455	$445

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $400 million to $550 million. However, BNSF believes that the $455 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

While the final outcome of these other personal injury matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, should a number of these items occur in the same period, it could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Liabilities for environmental cleanup costs are recorded when BNSF’s liability for environmental cleanup is both probable and a reasonable estimate of associated loss can be made. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Environmental costs include initial site surveys and environmental studies as well as costs for remediation of sites determined to be contaminated.

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments in recent periods, the Company performed an assessment to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third party actuary had proprietary data that included information from the EPA and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because of its determination that a better estimate of future development could be made with this data, BNSF engaged this third party actuary, who had an extensive background in performing various studies for large companies, including environmental matters, to assist BNSF in conducting a study of its potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities. Consequently, during the third quarter of 2004, BNSF recorded an undiscounted $172 million pre-tax charge related to its change in estimated environmental liabilities on a site by site basis. The $172 million pre-tax charge was recorded in materials and other expense and reduced net income by $106 million, or $0.28 per share, for the three and nine months ended September 30, 2004. The charge does not include (i) contaminated sites of which the Company is not aware, and (ii) additional amounts for third party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites. BNSF continues to estimate third party claims on a site by site basis when the liability for such claims is probable and a reasonable estimate of associated loss can be made. BNSF’s recorded liability for third party claims as of September 30, 2004 is approximately $25 million.

The Company’s estimate of ultimate cost for clean up efforts at its known environmental sites utilizes BNSF’s historical payment patterns, its current estimated percentage to closure ratios, and the actuary’s propriety benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the EPA and other governmental agencies. These factors incorporate experience gained from clean up efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress. BNSF also conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup.

BNSF anticipates obtaining annual updates of the study. On a quarterly basis, BNSF will also monitor actual experience against the forecasted remediation and related payments made on existing sites. Additionally, BNSF will continue its existing, quarterly process to monitor developments to further benchmark actuarial results. Adjustments to our estimates will continue to be recorded quarterly if necessary based upon developments in subsequent periods. More periodic updates to the study will occur if trends necessitate a change.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 384 sites, including the Superfund sites discussed above, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. BNSF has recorded liabilities for remediation of all known sites of $390 million at September 30, 2004. Of this amount, $50 million is included in current liabilities. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at September 30, 2004 will be paid over the next ten years and no individual site is considered to be material.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Beginning balance	$242	$195	$199	$196
Accruals	186	11	250	42
Payments	(38)	(9)	(59)	(41)

Ending balance at September 30,	$390	$197	$390	$197

The following table summarizes the environmental sites:

	BNSF sites
	2004	2003
Number of sites at January 1	402	396
Sites added during the period	26	26
Sites closed during the period	(44)	(21)

Number of sites at September 30	384	401

Liabilities recorded for environmental costs represent BNSF’s best estimate of its probable future obligation for the remediation and settlement of these sites and include both asserted and unasserted claims. Unasserted claims are not a material component of the liability. Although recorded liabilities include BNSF’s best estimates of all probable costs, without reduction for anticipated recoveries from third parties, BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites.

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF believes that the $390 million recorded is the best estimate of the Company’s future obligation for environmental costs.

While the final outcome of these environmental matters cannot be predicted with certainty, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

BNSF Insurance Company

The Company has a consolidated, wholly owned subsidiary, Burlington Northern Santa Fe Insurance Company LTD. (BNSF IC) that provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the first quarter of 2004, BNSF IC entered into a reinsurance pooling agreement. The pool insures workers compensation, general liability, auto liability, and FELA risk. In accordance with the agreement, BNSF IC cedes a portion of its FELA exposure to the pool and assumes a proportionate share of the entire pool’s risk. Provisions in the agreement limit BNSF IC’s total liability to the pool and provide for protection in the event of insolvency of other pool participants. The pooling agreement covers calendar year 2004. At September 30, 2004, BNSF IC had invested in commercial paper issued by BNSF and third party time deposits and money market accounts.

Other Claims and Litigation

In addition to asbestos, other personal injury, and environmental matters discussed above, BNSF and its subsidiaries are also parties to a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

6. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Nine Months Ended September 30,	2004	2003
Beginning balance at January 1,	$179	$210
Accruals	6	15
Payments	(29)	(37)
Other	1	(1)

Ending balance at September 30,	$157	$187

Employee separation liabilities of $157 million are included in the Consolidated Balance Sheets at September 30, 2004, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At September 30, 2004, $30 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $129 million at September 30, 2004. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2004 and approximately 2024.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $17 million at September 30, 2004. This amount primarily provides for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger, and separation programs announced in July 2003 and July 2004. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program began in the third quarter with the remaining reductions expected in the fourth quarter of 2004. The July 2003 separation program affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

The remaining liability balance at September 30, 2004, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

Other Employee Separation Costs

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger were $11 million at September 30, 2004. These costs will be paid over the next several years based on deferral elections made by the employees. In addition, BNSF recorded costs of approximately $2 million in the second quarter of 2004 primarily related to a voluntary severance program for certain union employees. As of September 30, 2004, the remaining liability related to this voluntary severance program was less than $1 million.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

7. Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost (benefit) for the three and nine months ended September 30 were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost (Benefit)	2004	2003	2004	2003
Service cost	$4	$4	$14	$12
Interest cost	24	25	72	75
Expected return on plan assets	(28)	(31)	(84)	(93)
Amortization of net loss	3	1	9	3

Net cost (benefit) recognized	$3	$(1)	$11	$(3)

	Health and Welfare Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost (Benefit)	2004	2003	2004	2003
Service cost	$1	$1	$3	$3
Interest cost	5	5	15	15
Amortization of net loss	1	2	4	6
Amortization of prior service costs	(1)	—	(3)	—

Net cost recognized	$6	$8	$19	$24

BNSF sponsors a postretirement health care benefit plan that provides prescription drug coverage. The recent Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Act) provides for a federal subsidy for plans that provide prescription drug benefits that are actuarially equivalent to Medicare Part D.

BNSF adopted guidance pursuant to FASB Staff Position 106-2 Accounting and Disclosure Requirements Related to the Drug, Improvement and Modernization Act of 2003 as of April 1, 2004. The Company and its actuarial advisors have determined that the prescription drug coverage provided by BNSF’s post-retirement health care benefit plan is actuarially equivalent to Medicare Part D, and accordingly, the subsidy will provide some relief for BNSF’s ongoing retiree medical costs.

BNSF measured the effects of the Act on the accumulated post-retirement benefit obligation (APBO) as of January 1, 2004, and as such, the APBO was reduced by $36 million. Net periodic postretirement benefit cost for the nine months ended September 30, 2004 was reduced by approximately $3 million due to the effects of the Act.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

8. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential dilutive common shares outstanding, arising from employee stock awards. The incremental shares were calculated using the treasury stock method.

Weighted average stock options totaling 0.0 million and 2.7 million for the three and nine months ended September 30, 2004, respectively, and 24.8 million and 29.0 million for the three and nine months ended September 30, 2003, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

9. Report of Independent Registered Public Accounting Firm

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Burlington Northern Santa Fe Corporation:

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (“BNSF” or the “Company”) as of September 30, 2004, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2004 and 2003, the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003 and the consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2004. These interim financial statements are the responsibility of the Company’s management.

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
November 8, 2004

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

BNSF realized record third-quarter freight revenue growth of 16 percent as a result of volume increases in each of the Company’s commodity groups. For the remainder of 2004 the Company expects continued high demand for the transportation of Asian imports, grain exports, coal from new customers and continued strength in the industrial economy. BNSF will continue to focus on service to its customers, as well as productivity and cost control. The Company will continue to balance its capital investments with the impact on the return on invested capital.

The following graph depicts the business mix of the Company, in revenues, for the quarter ended September 30, 2004.

During the third quarter of 2004, BNSF recorded a $465 million pre-tax charge to reflect changes in its estimate of unasserted asbestos liabilities and environmental liabilities. Of this amount, $293 million and $172 million were related to asbestos and environmental liabilities, respectively. The $465 million pre-tax charge was recorded in materials and other expense and reduced net income by $288 million, or $0.76 per share, in the third quarter of 2004. Due to the change in estimate, the Company anticipates an ongoing decrease in operating expense favorably impacting quarterly earnings by about two cents per share. This amount could vary however, based on actual experience. Management does not expect the charge to have any impact on the timing of claim payments.

Operating expenses for the third quarter of 2004 increased 37 percent year-over-year primarily driven by the charge mentioned above. The increase in expenses was also the result of a 12 percent increase in gross ton-miles and fuel price increases.

Results of Operations

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Revenues

The following table presents BNSF’s revenue information by commodity group for the three months ended September 30, 2004 and 2003:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2004	2003	2004	2003	2004	2003
	(in millions)		(in thousands)
Consumer Products	$1,097	$929	1,278	1,112	$858	$835
Industrial Products	634	554	407	375	1,558	1,477
Coal	589	511	572	519	1,030	985
Agricultural Products	418	371	210	207	1,990	1,792

Total Freight Revenues	2,738	2,365	2,467	2,213	$1,110	$1,069

Other Revenues	55	30

Total Operating Revenues	$2,793	$2,395

Freight revenues for the third quarter of 2004 were $2,738 million, up 16 percent compared with the same 2003 period. Freight revenues included $95 million in fuel surcharges compared with $29 million in the prior year. Average revenue per car/unit increased 4 percent in the third quarter of 2004 to $1,110 from $1,069 in the third quarter of 2003.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following business areas: international, direct marketing, truckload, intermodal marketing companies, automotive, and perishables and dry boxcar.

Consumer Products revenues of $1,097 million for the third quarter of 2004 were $168 million, or 18 percent, greater than the third quarter of 2003. The increase in Consumer Products revenues is primarily due to increased volumes in the international and truckload sectors. The 3 percent increase in revenue per unit is primarily due to price increases across all sectors and increased fuel surcharges, partially offset by increases in international intermodal business which has lower average revenue per unit.

Industrial Products

Industrial Products’ freight business consists of four business areas: construction products, building products, chemicals and plastics, and petroleum products.

Industrial Products revenues increased $80 million, or 14 percent, to $634 million for the third quarter of 2004. Continuing strength in the economy drove strong revenue gains in all four business areas with especially strong gains in lumber, panel products, steel, waste products and manufactured products. Rate increases in excess of 2 percent along with fuel surcharges and volume increases in higher rated commodities contributed to a 5 percent increase in average revenue per car.

Coal

BNSF is one of the largest transporters of low-sulfur coal in the United States. Approximately 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $589 million for the third quarter of 2004 increased $78 million, or 15 percent, compared to the same period a year ago. The increase is a result of new customer business volumes and higher demand from existing customers. Average revenue per car increased 5 percent, primarily driven by contractual rate escalations and increased length of haul.

Agricultural Products

The Agricultural Products’ freight business is the transportation of agricultural products including corn, wheat, soybeans, bulk foods, fertilizer, and other products.

Agricultural Products revenues of $418 million for the third quarter of 2004 were $47 million, or 13 percent, higher than revenues for the third quarter of 2003. This increase is primarily due to increased corn and wheat exports as current ocean freight rates are favoring movements to the Pacific Northwest. Average revenue per car has increased 11 percent due to price increases and a larger length of haul.

Other Revenues

Other Revenues increased $25 million, or 83 percent, to $55 million for the third quarter of 2004. This increase is primarily attributable to increased volumes related to BNSF Logistics.

Expenses

Total operating expenses for the third quarter of 2004 were $2,693 million, an increase of $728 million, or 37 percent, versus the same period in 2003.

Compensation and benefits

Compensation and benefits includes expenses for BNSF employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives plans, increased pension expenses, and actuarial assumptions.

Compensation and benefits expenses of $853 million were $90 million, or 12 percent, higher than the third quarter of 2003. This increase was primarily driven by higher incentive expenses for salaried and scheduled employees, higher utilization of crews and crew training costs, as well as wage inflation and higher pension expense.

Purchased services

Purchased services expense includes ramping and drayage, maintenance of equipment and technology, and other services, such as vegetation control, provided to BNSF, as well as purchased transportation costs for BNSF Logistics. The expenses are driven by the rates established in the service contracts and the volume of services required.

Purchased service expenses of $357 million for the third quarter of 2004 were $43 million, or 14 percent, higher than the third quarter of 2003. This increase is primarily due to higher volume-related costs for locomotive contract maintenance expense, intermodal ramp costs and haulage payments for contracted transportation over other roads, and purchased transportation costs for BNSF Logistics.

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

Depreciation and amortization expenses of $254 million for the third quarter of 2004 were $22 million, or 9 percent, higher than the same period in 2003. $10 million of this increase in depreciation expense is due to the expiration of the amortization period for locomotives in which BNSF recorded a decrease in the fair market value at the time of the merger of Burlington Northern Railroad Company and The Atchison, Topeka and Santa Fe Railway Company as required by purchase accounting. This decrease in the locomotives’ value was amortized over their remaining useful life which resulted in lower annual depreciation expense until its expiration in 2003. The remaining increase in depreciation expense is due to ongoing capital expenditures.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, rental rates, the results of lease negotiations, utilization of owned equipment versus leased equipment, and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $210 million for the third quarter of 2004 were $30 million, or 17 percent, higher than the third quarter of 2003. The increase is primarily due to strong volumes as well as higher rates on the Company’s intermodal equipment due to the elimination of short term lease incentives received in 2003.

Fuel

Fuel expense is driven by the level of locomotive consumption of diesel fuel, market prices and the effects of the Company’s hedging activities.

Fuel expenses of $332 million for the third quarter of 2004 were $67 million, or 25 percent, higher than the third quarter of 2003. The increase in fuel expense is due a second consecutive quarter of both record high fuel prices and record traffic volumes. Consumption in the third quarter of 2004 was 336 million gallons, up 12 percent, compared to the third quarter of 2003 consumption of 301 million gallons. The average all-in cost per gallon of diesel fuel increased by 11-cents, or $36 million, which is comprised of an increase in the average purchase price of 34-cents, or $117 million, partially offset by an increase in the hedge benefit of 23-cents, or $81 million (third quarter 2004 benefit of $95 million less third quarter 2003 benefit of $14 million).

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

Materials and other expenses of $687 million for the third quarter of 2004, which includes a charge of $465 million related to a change in BNSF’s estimates of asbestos and environmental liabilities, were $476 million higher than the third quarter of 2003. The remainder of the increase is due to higher material costs to maintain freight cars and locomotives and higher crew hauling expenses due to heavy volumes.

Interest expense

Interest expense of $102 million for the third quarter of 2004 was $4 million, or 4 percent, lower than the third quarter of 2003. The decrease is primarily due to lower average debt outstanding.

Other (income) expense, net

Other income was $5 million in the third quarter of 2004 primarily due to the receipt of interest income on a settlement that occurred this quarter.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Revenues

The following table presents BNSF’s revenue information by commodity group for the nine months ended September 30, 2004 and 2003:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2004	2003	2004	2003	2004	2003
	(in millions)		(in thousands)
Consumer Products	$3,064	$2,688	3,563	3,203	$860	$839
Industrial Products	1,817	1,596	1,164	1,072	1,561	1,489
Coal	1,662	1,500	1,641	1,510	1,013	993
Agricultural Products	1,280	1,046	667	599	1,919	1,746

Total Freight Revenues	7,823	6,830	7,035	6,384	$1,112	$1,070

Other Revenues	145	91

Total Operating Revenues	$7,968	$6,921

Freight revenues for the first nine months of 2004 were $7,823 million, up 15 percent compared with the same 2003 period. Freight revenues in the first nine months of 2004 included $207 million in fuel surcharges compared with $64 million in the prior year. Average revenue per car/unit increased 4 percent in the first nine months of 2004 to $1,112 from $1,070 in the first nine months of 2003.

Consumer Products

Consumer Products revenues of $3,064 million for the first nine months of 2004 were $376 million, or 14 percent, greater than the first nine months of 2003. The increase in Consumer Products revenue is primarily due to increased volumes in the international and truckload sectors. The 3 percent increase in revenue per unit is due to price increases across all sectors and increased fuel surcharges, partially offset by increases in international intermodal business, which has lower average revenue per unit.

Industrial Products

Industrial Products revenues increased $221 million, or 14 percent, to $1,817 million for the first nine months of 2004. The revenue increase is due to strength in all four business areas (chemicals & plastics, petroleum products, building products and construction products), with especially strong gains in lumber, panel products, steel, cement and waste products. Rate increases in excess of 2 percent along with fuel surcharges and larger volume increases in higher rated commodities contributed to a 5 percent increase in average revenue per car.

Coal

Coal revenues of $1,662 million, for the first nine months of 2004, increased $162 million, or 11 percent, versus the same period a year ago. This increase is primarily the result of new customer business volumes and higher demand from existing customers. Average revenue per car increased 2 percent, primarily driven by contractual rate escalations and increased length of haul. The year-over-year increase in average revenue per car was reduced as a result of favorable litigation adjustments in 2003.

Agricultural Products

Agricultural Products revenues of $1,280 million for the first nine months of 2004 were $234 million, or 22 percent, higher than revenues for the first nine months of 2003. This increase is primarily due to increased corn and wheat exports as current ocean freight rates are favoring movements to the Pacific Northwest. Average revenue per car increased 10 percent.

Other Revenues

Other Revenues increased $54 million, or 59 percent, to $145 million for the first nine months of 2004 compared to the same period in 2003. This increase is primarily attributable to increased volumes related to BNSF Logistics.

Expenses

Total operating expenses for the first nine months of 2004 were $6,950 million, an increase of $1,217 million, or 21 percent, versus the same 2003 period.

Compensation and benefits

Compensation and benefits expenses of $2,458 million for the first three quarters of 2004 were $278 million, or 13 percent, higher than the first nine months of 2003. The increase primarily reflects higher volumes, wage inflation, crew training costs, incentive expenses for the Company’s salaried and scheduled workforce, and increased pension expenses.

Purchased services

Purchased services of $1,048 million for the first nine months of 2004 were $122 million, or 13 percent, higher than the first nine months of 2003. This increase is primarily due to higher volume-related costs for locomotive contract maintenance expense, intermodal ramp costs and haulage payments for contracted transportation over other railroads, and purchased transportation costs for BNSF Logistics.

Depreciation and amortization

Depreciation and amortization expenses of $754 million for the first nine months of 2004 were $71 million, or 10 percent, higher than the same period in 2003. Approximately $30 million of this increase in depreciation expense is due to the expiration of the amortization period for locomotives in which BNSF recorded a decrease in the fair market value at the time of the merger of Burlington Northern Railroad Company and The Atchison, Topeka and Santa Fe Railway Company as required by purchase accounting. In addition, the remaining increase in depreciation expense is due to ongoing capital expenditures.

Equipment rents

Equipment rents expenses for the first nine months of 2004 of $594 million were $65 million, or 12 percent, higher than the first nine months of 2003. The increase is primarily due to volume increases which increased car equipment costs. Additionally, the extension of short-term locomotive leases and reduced short-term lease incentives contributed to the increase.

Fuel

Fuel expenses of $938 million for the first nine months of 2004 were $126 million, or 16 percent, higher than the first nine months of 2003. The increase in fuel expense is due to an increase in consumption driven by higher volumes, and an increase in the average all-in cost per gallon of diesel fuel. Consumption in the first nine months of 2004 was 996 million gallons, up 12 percent, compared to the first nine months of 2003 consumption of 890 million gallons. The average all-in cost per gallon of diesel fuel increased by 3-cents, or $30 million, which is comprised of an increase in the average purchase price of 19-cents, or $198 million, offset by an increase in the hedge benefit of approximately 16-cents, or $168 million (first nine months 2004 benefit of $212 million less first nine months of 2003 benefit of $44 million).

Materials and other

Materials and other expenses of $1,158 million for the first nine months of 2004, which includes a charge of $465 million related to a change BNSF’s estimates of asbestos and environmental liabilities, were $555 million higher than the first nine months of 2003. The remainder of the increase in materials and other expenses is related to environmental expense primarily related to developments at two former fueling facility sites, increased casualty costs driven by two large derailments, higher material costs to maintain freight cars and locomotives due to higher volumes, and relocation costs to consolidate one of the Company’s locomotive repair facilities.

Interest expense

Interest expense of $305 million for the first nine months of 2004 was $13 million, or 4 percent, lower than the first nine months of 2003. This decrease was primarily the result of lower average interest rates, lower average debt outstanding and a higher net interest rate hedge benefit.

Other (income) expense, net

Other income, net was $3 million for the first nine months of 2004 compared with other expense, net of $1 million for the same period in 2003. This increase is primarily due to the receipt of interest income from a settlement that was received in the third quarter of 2004 partially offset by losses on company owned life insurance.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, through leasing of assets and through the sale of a portion of accounts receivable.

Operating Activities

Net cash provided by operating activities was $1,683 million for the nine months ended September 30, 2004, compared with $1,535 million for the nine months ended September 30, 2003. The increase is primarily the result of changes in working capital, caused by an increase in accounts receivable, net related to increased volumes and an increase in accounts payable and other current liabilities. This was partially offset by the acquisition of locomotives in the fourth quarter of 2003 that were not paid for until the first quarter of 2004.

Investing Activities

Net cash used for investing activities was $1,367 million for the nine months ended September 30, 2004, compared with $1,374 million for the nine months ended September 30, 2003. Investing activities for the nine months ended September 30, 2004, include $1,164 million of capital expenditures, as discussed below, and $203 million of cash used for other investing activities. The increase in cash used for other investing activities primarily reflects the timing of equipment financing activities partially offset by the cash recorded from the consolidation of San Jacinto Rail Limited during the first quarter of 2004.

A breakdown of cash capital expenditures for the nine months ended September 30, 2004 and 2003, is set forth in the following table (in millions):

Nine Months Ended September 30,	2004	2003
Maintenance of Way	$779	$759
Mechanical	76	86
Information Services	63	42
Other	57	64

Total Maintenance of Business	$975	$951
New Locomotive Acquisitions	16	207
Terminal and Line Expansion	173	155

Total	$1,164	$1,313

The decrease in cash capital expenditures in the first nine months of 2004 is primarily due to a decrease in the number of locomotive purchases. Most of the locomotives acquired in 2004 were leased, whereas the majority of locomotives acquired in 2003 were purchased.

Planned cash capital expenditures for 2004 disclosed in BNSF’s Form 10-K for the year ended December 31, 2003, was approximately $1.9 billion. The plan has been reduced to approximately $1.5 billion primarily due to the decision to lease locomotives which were originally planned to be purchased.

Financing Activities

Net cash used for financing activities during the first nine months of 2004 was $276 million, primarily related to additional net payments on debt of $127 million, common stock repurchases of $258 million (approximately 8 million shares) and dividend payments of $168 million, partially offset by proceeds from stock options exercised of $274 million (approximately 10 million shares).

Aggregate debt due to mature within one year is $307 million. BNSF’s ratio of net debt to total capitalization was 42.2 percent at September 30, 2004 compared to 44.0 percent at December 31, 2003. Net debt is calculated as total debt less cash and cash equivalents, and capitalization is calculated as the sum of net debt and total stockholders’ equity.

Nine Months Ended September 30, 2004

As of September 30, 2004, the Company has $750 million of debt capacity available under its shelf registration.

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

Dividends

Common stock dividends declared for the nine months ended September 30, 2004 and 2003, were $0.47 and $0.39 per share, respectively. Dividends paid on common stock during the first nine months of 2004 and 2003 were $168 million and $135 million, respectively. On July 22, 2004, the Board of Directors (the Board) declared a quarterly dividend of $0.17 per share on outstanding shares of common stock, payable October 1, 2004, to shareholders of record on September 10, 2004. On October 22, 2004, the Board declared a quarterly dividend of $0.17 per share on its outstanding shares of common stock, $0.01 par value, payable January 3, 2005 to shareholders of record on December 13, 2004.

Common Stock Repurchase Program

During the first nine months of 2004, BNSF repurchased approximately 8 million shares of its common stock at an average price of $33.43 per share under the Company’s share repurchase program amounting to a total cost of $258 million. Program-to-date repurchases through September 30, 2004, were 131 million shares at an average price of $26.49 per share, leaving 19 million shares available for repurchase out of the 150 million shares authorized.

Long-Term Debt and Lease Obligations

The Company’s business is capital intensive. BNSF has historically generated a significant amount of cash from operating activities which it uses to fund capital additions, service debt, repurchase shares and pay dividends. Additionally, the Company relies on access to the debt and leasing markets to finance a portion of capital additions on a long-term basis.

BNSF has agreed to acquire 1,315 locomotives by 2009. From the inception of the agreements through September 30, 2004, BNSF has acquired 615 of the 1,315 locomotives. During 2004, 325 locomotives have been financed through operating leases. The remaining locomotives are expected to be financed through a combination of operating or capital leases, debt issuances and cash from operations.

In the first quarter of 2004, BNSF entered into a contractual obligation to acquire 6,000 grain cars over the course of the next four years. The hoppers have been or are expected to be financed through a combination of operating or capital leases and cash from operations.

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

Credit Agreements

Information concerning the Company’s outstanding commercial paper balances and revolving credit agreements is incorporated by reference from Note 4 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation (SFRC), as described in Note 3 of the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a minimum consolidated tangible net worth test and a maximum debt-to-capital test which are the same as in the BNSF revolving credit agreements. At September 30, 2004, investor interests of $625 million were outstanding under the $700 million accounts receivable facilities. SFRC renewed the $350 million accounts receivable facility, effective in June 2004, for an additional 364 days. In addition, SFRC entered into a separate $350 million receivables facility, effective June 2003, with a five-year term. The commitment of the investors to purchase undivided interests under the accounts receivable sales program is currently scheduled to expire in June 2005 and June 2008, respectively.

The accounts receivable sales program provides efficient financing at a competitive interest rate to traditional borrowing arrangements. Since the funding is collateralized by BNSF receivables, the risk of exposure is only as great as the risk of default on these receivables.

Guarantees

The Company acts as guarantor for certain debt and lease obligations of others. During the nine months ended September 30, 2004, the Company has primarily utilized guarantees to obtain favorable leasing terms. Additionally, in the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. The Company does not expect performance under these guarantees or indemnities to have a material adverse effect on the Company’s liquidity in the foreseeable future. See Note 4 to the Consolidated Financial Statements.

Other Matters

Critical Accounting Estimates

Personal Injury - Asbestos

The Company is party to a number of personal injury claims by employees who worked around asbestos. The heaviest exposure for BNSF employees was due to work conducted in and around the use of steam locomotive engines that were phased out between the years of 1950 and 1967. However, other types of exposures, including exposure from locomotive component parts and building materials, continued after 1967, until it was substantially eliminated by 1985.

Prior to 2000, claim filings against the Company for asbestos were not numerous and were sporadic. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. The Company believed, however, that the low end of the range of reasonably possible loss, as that term is used in FIN 14 “Reasonable Estimation of the Amount of a Loss”, was immaterial. Subsequent to this period, claim filings increased and when they continued into 2004, the Company concluded that the low end of the range of reasonably possible loss would be material and that an estimate for unasserted asbestos exposure liability needed to be recorded. BNSF then engaged a third party, who has extensive experience in performing asbestos studies, to assist in assessing the unasserted liability exposure. The objective of the assessment was to determine the number of estimated unasserted asbestos claims and the estimated average cost per claim. The Company, with the assistance of the third party, first determined its exposed population from which it was able to derive the estimated number of unasserted claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data. Based on the assessment, the Company recorded an undiscounted $293 million pre-tax charge for unasserted asbestos claims. Key elements of the assessment included:

•	Because BNSF did not have detailed employment records in order to compute the population of potentially exposed employees, it computed an estimate using Company employee data from 1970 forward and estimated the BNSF employee base from 1938-1969 using railroad industry historical census data and estimating BNSF’s representation of the total railroad population.

•	The projected incidence of disease was estimated based on epidemiological studies using employees’ age, duration and intensity of exposure while employed.

•	An estimate of the future anticipated claims filing rate by type of disease, non-malignant, cancer and mesothelioma, was computed using the Company’s average historical claim filing rates for the period 2000-2003 (the years in which the number of claims were more significant).

•	An estimate of the future anticipated dismissal rate by type of claim was computed using the Company’s historical average dismissal rates observed in 2002-2004.

•	An estimate of the future anticipated settlement by type of disease was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of incidence observed during 2002-2004.

From these assumptions BNSF projected the incidence of each type of disease to the estimated population to arrive at an estimate of the total number of employees that could potentially assert a claim. Historical claim filing rates were applied for each type of disease to the total number of employees that could potentially assert a claim to determine the total number of anticipated claim filings by disease type. Historical dismissal rates, which represent claims that are closed without payment, were then applied to calculate the number of future claims by disease type that would likely require payment by the Company. Finally, the number of such claims was multiplied by the average settlement value to estimate BNSF’s future liability for unasserted asbestos claims.

The most sensitive assumptions for this accrual are the estimated future filing rates and estimated average claim values. Asbestos claim filings are typically sporadic and may include large batches of claims solicited by law firms. To reflect these factors, BNSF used a multi-year calibration period (i.e., the average historical filing rate for the period 2000-2003) because it believed it would be most representative of its future claim experience. In addition, for non-malignant claims, the number of future claims to be filed against BNSF declines at a rate consistent with both mortality and age as there is a decreasing propensity to file a claim as the population ages. BNSF believes the average claim values by type of disease from the historical period 2002-2004 are most representative of future claim values. Non-malignant claims, which represent approximately 95 percent of the total number and 80 percent of the cost of estimated future asbestos claims, were priced by age of the projected claimants. Historically, the ultimate settlement value of these types of claims is most sensitive to the age of the claimant. A 10 percent increase or decrease in either the forecasted number of unasserted claims or the average claim values would result in an approximate $30 million increase or decrease in the liability recorded for unasserted asbestos claims.

BNSF anticipates obtaining annual updates of the study. On a quarterly basis, BNSF will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to our estimates will be recorded quarterly if necessary. More periodic updates to the study will occur if trends necessitate a change.

At September 30, 2004, the Company had recorded liabilities of $351 million for asbestos-related claims. Of the amount recorded, $296 million is related to unasserted claims while $55 million is related to asserted claims. $19 million is included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which historically have been and are anticipated in the future to be insignificant, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Beginning balance	$63	$54	$60	$55
Accruals	293	4	308	13
Payments	(5)	(5)	(17)	(15)

Ending balance at September 30,	$351	$53	$351	$53

The following table summarizes information regarding only asserted asbestos claims filed against BNSF:

	2004	2003
Claims unresolved at January 1	1,985	1,719
Claims filed	587	755
Claims settled, dismissed or otherwise resolved	(573)	(600)

Claims unresolved at September 30	1,999	1,874

Based on BNSF’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985) which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF specific data that was the basis for the study. BNSF projects that approximately 50, 70, and 90 percent of the future unasserted asbestos claims will be incurred within the next 10, 15, and 25 years, respectively.

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $250 million to $450 million. However, BNSF believes that the $351 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

The amounts recorded by BNSF for the asbestos-related liability were based upon currently known facts. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

While the final outcome of asbestos-related matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, should a number of these items occur in the same period, it could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

Liabilities for environmental cleanup costs are recorded when BNSF’s liability for environmental cleanup is both probable and a reasonable estimate of associated loss can be made. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Environmental costs include initial site surveys and environmental studies as well as costs for remediation of sites determined to be contaminated.

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments in recent periods, the Company performed an assessment to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third party actuary had proprietary data that included information from the EPA and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because its determination that a better estimate of future development could be made with this data, BNSF engaged this third party actuary, who had extensive background in performing various studies for large companies, including environmental matters, to assist BNSF in determining its potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities. Consequently, during the third quarter of 2004, BNSF recorded an undiscounted $172 million pre-tax charge related to its change in estimated environmental liabilities on a site by site basis. The charge does not include (i) contaminated sites of which the Company is not aware, and (ii) additional amounts for third party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites. BNSF continues to estimate third party claims on a site by site basis when the liability for such claims is probable and a reasonable estimate of associated loss can be made. BNSF’s recorded liability for third party claims as of September 30, 2004 is approximately $25 million.

The Company’s estimate of ultimate cost for clean up efforts at its known environmental sites utilizes BNSF’s historical payment patterns, its current estimated percentage to closure ratios, and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the EPA and other governmental agencies. These factors incorporate experience gained from clean up efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress. The most significant assumptions are: (i) historical payment patterns of site development, (ii) percentage to closure ratios, and (iii) variance from benchmark costs. A 10 percent change in any of these individual assumptions could result in an increase of up to $40 million or a decrease of up to $20 million in BNSF’s estimated environmental liability. BNSF also conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup.

BNSF anticipates obtaining annual updates of the study. On a quarterly basis, BNSF will also monitor actual experience against the forecasted remediation and related payments made on existing sites. Additionally, BNSF will continue its existing, quarterly process to monitor developments to further benchmark actuarial results. Adjustments to our estimates will continue to be recorded quarterly if necessary based upon developments in subsequent periods. More periodic updates to the study will occur if trends necessitate a change.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 384 sites, including the Superfund sites discussed above, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. BNSF has recorded liabilities for remediation of all known sites of $390 million at September 30, 2004. Of this amount, $50 million is included in current liabilities. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at September 30, 2004 will be paid over the next ten years and no individual site is considered to be material.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Beginning balance	$242	$195	$199	$196
Accruals	186	11	250	42
Payments	(38)	(9)	(59)	(41)

Ending balance at September 30,	$390	$197	$390	$197

The following table summarizes the environmental sites:

	BNSF sites
	2004	2003
Number of sites at January 1	402	396
Sites added during the period	26	26
Sites closed during the period	(44)	(21)

Number of sites at September 30	384	401

Liabilities recorded for environmental costs represent BNSF’s best estimate of its probable future obligation for the remediation and settlement of these sites and include both asserted and unasserted claims. Unasserted claims are not a material component of the liability. Although recorded liabilities include BNSF’s best estimates of all probable costs, without reduction for anticipated recoveries from third parties, BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites.

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF believes that the $390 million recorded is the best estimate of the Company’s future obligation for environmental costs.

While the final outcome of these environmental matters cannot be predicted with certainty, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Depreciation

As a result of a depreciation rate study completed by third-party consultants in September 2004, BNSF increased the depreciation rate applied to track structure. This change in rate is not expected to have a material impact on annual depreciation expense. As disclosed in the 2003 Form 10-K, BNSF’s third party consultants perform depreciation rate studies on track structure every six years pursuant to Surface Transportation Board rules.

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

Unions with an Agreement

The United Transportation Union, the Brotherhood of Maintenance of Way Employes, Brotherhood of Locomotive Engineers and Trainmen, The Transportation Communications Union, Brotherhood of Railroad Signalmen, and the American Train Dispatchers Association, representing approximately 86 percent, collectively, of BNSF’s unionized workforce, have reached final agreements that cover periods through December 2004. The International Brotherhood of Electrical Workers, representing about 4 percent of the Company’s unionized employees, has agreed to final and binding arbitration of its settlement for the same period.

Unions without an Agreement

Through the National Carriers’ Conference Committee, BNSF is continuing efforts to settle the current bargaining round with the International Association of Machinists, Sheet Metal Workers’ International Association and National Conference of Firemen and Oilers, which together represent approximately 10 percent of the Company’s unionized workforce.

Seattle Sound Transit

In December 2003, the Company entered into several agreements with Central Puget Sound Regional Transit Authority (Sound Transit), a government authority established by King, Pierce and Snohomish counties within the state of Washington. BNSF has agreed to sell to Sound Transit under the threat of condemnation a combination of (a) four easements enabling Sound Transit to offer commuter rail service over the existing BNSF track from Seattle to Everett and (b) 18 miles of railroad line from south of Tacoma to Nisqually, Washington.

Sound Transit will pay BNSF approximately $260 million for four commuter easements to operate trains on the segment between Seattle and Everett, and entered into agreements for service on the commuter easements, and joint use of track for commuter and freight purposes. The Company received approximately $80 million of cash in 2003 upon the closing of the first easement, which will be recognized in income over the use of the associated track structure (approximately 30 years). Over the next four years, upon the subsequent closings subject to conditions in the sale agreement, BNSF will receive an additional $180 million for the remaining three easements, including approximately $80 million expected to be received in the fourth quarter of 2004.

Sound Transit will also pay BNSF to convey the 18 miles of railroad line and associated real estate from south of Tacoma to Nisqually in three separate transactions. The Company received $8 million of cash in 2003 and reported a gain in income of $2 million, net of tax, as a result of the real estate sale for station-related parcels to Sound Transit. The Company received $6 million of cash and a $6 million note receivable in the third quarter of 2004 associated with the sale of approximately half of the 18 miles. The gain on this sale was deferred due to certain continuing involvement in the property. This continuing involvement will expire in November 2004 at which time, the Company will recognize a gain in income of approximately $7 million, net of tax. The Company is expecting to collect the $6 million note receivable over the next two years. Additionally, the Company expects to receive $12 million for the remaining railroad line and real estate sale in 2005. The Company expects to recognize a gain of approximately $8 million, net of tax, associated with that sale.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, adverse economic conditions in BNSF’s supplier base, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices, changes in the securities and capital markets, and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF’s operations or our customers’ abilities to deliver goods to BNSF for shipment; legal and regulatory factors: developments and changes in laws and regulations, the ultimate outcome of shipper and rate claims subject to adjudication, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in other types of claims and litigation, including those relating to personal injuries, occupational disease, the release of hazardous materials, and damage to property; and operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, congestion on other railroads, as well as natural events such as severe weather, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The qualitative and quantitative information presented in Management’s Discussion and Analysis as well as Notes 2 and 4 of the Consolidated Financial Statements describe significant aspects of BNSF’s financial instrument programs which have a material market risk.

The following table summarizes the impact of these hedging programs on the Company’s results of operations:

Quarter ended September 30,	2004	2003
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$95	$14
Interest rate hedge benefit	10	9

Total hedge benefit	$105	$23
Tax effect	41	9

Hedge benefit, net of tax	$64	$14

Nine months ended September 30,	2004	2003
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$212	$44
Interest rate hedge benefit	29	26

Total hedge benefit	$241	$70
Tax effect	92	27

Hedge benefit, net of tax	$149	$43

The Company’s fuel hedge benefit is due to increases in fuel prices subsequent to when the various hedges were initiated. Additionally, BNSF has expanded the percentage of fuel consumption covered by hedges which has further contributed to the hedge benefit. The interest rate hedge benefit is the result of the conversion of fixed-rate long-term debt to floating-rate debt coupled with lower interest rates.

Commodity Price Sensitivity

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of September 30, 2004, are based on the front month settlement prices of NYMEX #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI) which is defined as the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI, and HO.

At September 30, 2004, BNSF had recorded in the Consolidated Balance Sheet a fuel-hedging asset of $524 million for fuel hedges covering 2004 through 2007.

The following table is an estimate of the impact to earnings and the fair value of the fuel hedge asset/liability that could result from hypothetical price changes during the twelve month period ending September 30, 2005 based on hedge position at September 30, 2004:

Hedged commodity price change	Fuel hedge annual pre-tax earnings impact	Change in fuel hedge fair value
10% increase	$89 million increase	$141 million increase
10% decrease	$89 million decrease	$140 million decrease

Based on fuel consumption during the twelve month period ending September 30, 2004 of 1,319 million gallons and fuel prices during that same period, excluding the impact of the hedging program, a ten percent increase or decrease in the commodity price per gallon would result in an approximate $130 million increase or decrease, respectively in fuel expense (pre-tax) on an annual basis.

At September 30, 2004, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

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

At September 30, 2004, the fair value of BNSF’s debt was $6,723 million and the interest rate hedging asset was $54 million.

The following table is an estimate of the impact to earnings and the fair value of the total debt and interest rate hedges that could result from hypothetical interest rate changes during the twelve month period ending September 30, 2005 based on debt levels as of September 30, 2004:

Change in Fair Value
Hypothetical change in interest rates	Debt and interest rate hedge annual pre-tax earnings impact	Total debt	Interest rate hedges
1 percent decrease	$14 million increase	$561 million increase	$11 million increase
1 percent increase	$14 million decrease	$478 million decrease	$14 million decrease

Further information on interest rate hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements. Information on the Company’s debt which may be sensitive to interest rate fluctuations is incorporated by reference from Note 4 to the Consolidated Financial Statements.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF’s principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF’s principal executive officer and principal financial officer have concluded that there have been no changes in BNSF’s internal control over financial reporting that occurred during BNSF’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF’s internal control over financial reporting.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended September 30, 2004 (shares in thousands):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31	888	$34.62	856	20,116
August 1 – 31	843	$35.11	700	19,416
September 1 – 30	963	$37.24	865	18,551

Total	2,694	$35.70

(a)	Total number of shares purchased does not include approximately 25,000 shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock.
(b)	On July 17, 1997, the Board initially authorized and the Company announced the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. On December 9, 1999, April 20, 2000, September 21, 2000 and January 16, 2003, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date for a total of 150 million shares authorized. The share repurchase program does not have an expiration date.

Item 6. Exhibits

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
Thomas N. Hund
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and
as principal financial officer)

Dated: November 9, 2004

S-1

BURLINGTON NORTHERN SANTA FE CORPORATION

Exhibit Index

10.1	Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan as amended July 22, 2004

12.1	Computation of Ratio of Earnings to Fixed Charges

15.1	Independent Registered Public Accounting Firm’s Awareness Letter

31.1	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Principal Financial Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)