Form 10-K
period 2004-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2005-02-15
CIK 934612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 1-11535

Burlington Northern Santa Fe Corporation

Exact name of registrant as specified in its charter

Delaware	41-1804964
State of Incorporation	I.R.S. Employer Identification No.

2650 Lou Menk Drive Fort Worth, Texas 76131-2830	(800) 795-2673
Address of principal executive offices, including zip code	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange Chicago Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12.908 billion on June 30, 2004. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 377,927,038 shares outstanding as of February 2, 2005.

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

Part 1

Items 1 and 2. Business and Properties

Burlington Northern Santa Fe Corporation (BNSF or Company) was incorporated in the State of Delaware on December 16, 1994. On September 22, 1995, the stockholders of Burlington Northern, Inc. (BNI) and Santa Fe Pacific Corporation (SFP) became the stockholders of BNSF pursuant to a business combination of the two companies.

On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company (ATSF) merged with and into Burlington Northern Railroad Company (BNRR), and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company. On January 2, 1998, SFP merged with and into The Burlington Northern and Santa Fe Railway Company. On January 20, 2005, The Burlington Northern and Santa Fe Railway Company changed its name to BNSF Railway Company (BNSF Railway).

Through its subsidiaries, BNSF is engaged primarily in the rail transportation business. At December 31, 2004, BNSF and its subsidiaries had approximately 38,000 employees. The rail operations of BNSF Railway, BNSF’s principal operating subsidiary, comprise one of the largest railroad systems in North America. BNSF Railway’s business and operations are described below.

BNSF’s Internet address is www.bnsf.com. Through this internet website (under the “Investors” link), BNSF makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission. The following documents are also made available on the Company’s website and a copy will be mailed, without charge, upon request to Investor Relations:

•	Code of Business Conduct and Ethics for Directors

•	Code of Ethics for the Chief Executive Officer and Senior Financial Officers

•	Code of Conduct for Salaried Employees

•	Code of Business Conduct and Ethics for Scheduled Employees

•	Corporate Governance Guidelines

•	Charters of the Audit, Compensation and Development, and Directors and Corporate Governance Committees

TRACK CONFIGURATION

As of December 31, 2004, BNSF Railway operates over a railroad system consisting of approximately 32,000 route miles of track (excluding second, third and fourth main tracks, yard tracks, and sidings), approximately 24,000 miles of which are owned route miles, including easements, in 28 states and two Canadian provinces. Approximately 8,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over another railroad’s tracks. BNSF Railway operates over other trackage through lease or other contractual arrangements.

As of December 31, 2004, the total BNSF Railway system, including first, second, third and fourth main tracks, yard tracks, and sidings, consists of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 9,000 route miles operated under trackage rights. At December 31, 2004, approximately 26,000 miles of BNSF Railway’s track consists of 112-pound per yard or heavier rail, including approximately 19,000 track miles of 131-pound per yard or heavier rail.

EQUIPMENT CONFIGURATION

BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock and other equipment as of the dates shown below:

At December 31,	2004	2003	2002
Locomotives	5,715	5,377	5,226

Freight Cars:
Covered hopper	35,066	36,255	37,609
Gondola	16,070	15,327	14,942
Box-specially equipped	9,625	10,021	9,612
Open hopper	11,257	10,866	10,848
Flat	8,132	7,854	7,946
Refrigerator	5,420	5,427	5,588
Autorack	894	827	843
Tank	612	639	501
Box-general purpose	27	31	559
Other	273	302	319

Total freight cars	87,376	87,549	88,767

Domestic containers	10,501	10,627	8,197
Domestic chassis	9,846	9,864	8,180
Company service cars	3,999	4,028	4,035
Trailers	2,152	2,152	2,163
Commuter passenger cars	166	163	160

Average age from date of manufacture- locomotive fleet (years)[a]	15	15	15
Average age from date of manufacture- freight car fleet (years) [a]	16	16	16

a	These averages are not weighted to reflect the greater capacities of the newer equipment.

CAPITAL EXPENDITURES AND MAINTENANCE

CAPITAL EXPENDITURES

A breakdown of the Company’s cash capital expenditures for the three years ended December 31, 2004, is incorporated by reference from a table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings “Liquidity and Capital Resources, Investing Activities.”

BNSF’s planned 2005 cash capital expenditures are incorporated by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Introduction.”

MAINTENANCE

As of December 31, 2004, General Electric Company, Alstom Transportation Inc., OmniTRAX Locomotive Services, LLC and the Electro-Motive Division of General Motors Corporation performed locomotive maintenance and overhauls for BNSF Railway at its facilities under various maintenance agreements that covered approximately 3,650 locomotives.

The extent of the BNSF Railway’s maintenance and capacity program is outlined in the following table:

Year Ended December 31,	2005 Estimate	2004	2003	2002
Track miles of rail laid [a]	630	695	749	685
Cross ties inserted (thousands) [a]	3,100	2,695	2,353	2,248
Track resurfaced (miles)	12,100	11,450	12,399	12,499

a	Includes expenditures for both maintenance of existing route system and expansion projects. These expenditures are primarily capitalized.

PROPERTY AND FACILITIES

BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars as previously described. It also owns or leases other equipment to support rail operations, including highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 35 major intermodal hubs located across the system. BNSF Railway’s largest intermodal facilities in terms of 2004 volume were:

Intermodal Facilities	Lifts
Hobart Yard (Los Angeles, California)	1,318,000
Corwith Yard (Chicago, Illinois)	744,000
Willow Springs (Illinois)	724,000
Alliance (Fort Worth, Texas)	561,000
San Bernardino (California)	557,000
Cicero (Illinois)	502,000
Argentine (Kansas City, Kansas)	305,000
Logistics Park Chicago (Illinois)	275,000

BNSF Railway owns 23 automotive distribution facilities where automobiles are loaded or unloaded from multi-level rail cars and serves eight port facilities in the United States and Canada.

BNSF Railway’s largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

Classification Yard	Daily Average Cars Processed
Argentine (Kansas City, Kansas)	1,812
Galesburg (Illinois)	1,562
Barstow (California)	1,344
Pasco (Washington)	1,293
Memphis (Tennessee)	740

As of December 31, 2004, certain BNSF Railway properties and other assets are subject to liens securing $388 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and leases, as referred to in Notes 9 and 10 of the Consolidated Financial Statements.

PRODUCTIVITY

Productivity, as measured by thousand gross ton miles per employee, has risen steadily in the last three years as shown in the table below.

Year Ended December 31,	2004	2003	2002
Thousand gross ton miles divided by average number of employees	26,898	24,875	23,368

Volumes as measured by gross ton miles increased 11 percent in 2004 over 2003 and 4 percent in 2003 over 2002. In turn the increase in volumes has led the Company to increase employee headcounts. A discussion of Employees and Labor Relations is incorporated by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Other Matters; Employee and Labor Relations.”

BUSINESS MIX

In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a range of products and commodities derived from manufacturing, agricultural, and natural resource industries. Approximately 70 percent of the freight revenue originated by the Company is covered by contractual agreements of varying duration, while the balance is subject to common carrier, published prices or quotations offered by the Company. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels. The map below illustrates the Company’s primary routes, including trackage rights, which allow BNSF Railway to access major cities and ports in the western United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF Railway efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF has also entered into marketing agreements with Canadian National Railway Company and Kansas City Southern Railway Company expanding the marketing reach for the organizations.

CONSUMER PRODUCTS:

The Consumer Products’ freight business provided approximately 40 percent of freight revenues in 2004 and consisted of the following business sectors:

•	INTERNATIONAL. International business consists primarily of container traffic from steamship companies and accounted for approximately 39 percent of total Consumer Products revenues.

•	DIRECT MARKETING. Direct marketing generated approximately 18 percent of total Consumer Products revenues. This business centers around intermodal traffic contracted from parcel shippers such as United Parcel Service and service for nationwide and regional LTL (less-than-truckload) carriers such as Yellow-Roadway Corporation.

•	TRUCKLOAD. Truckload traffic represented approximately 18 percent of total Consumer Products revenues. This traffic is comprised of business through a joint service arrangement with J.B. Hunt, as well as business from Schneider National and other truckload carriers.

•	INTERMODAL MARKETING COMPANIES. Approximately 10 percent of total Consumer Products revenues was generated through intermodal marketing companies, primarily shipper agents and consolidators.

•	PERISHABLES AND DRY BOXCAR. Perishables and Dry Boxcar represented approximately 8 percent of total Consumer Products revenue. This group consists of beverages, canned goods and perishable food items. Other consumer goods handled include cotton, salt, rubber and tires, and miscellaneous boxcar shipments.

•	AUTOMOTIVE. The transportation of both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest provided about 7 percent of 2004 total Consumer Products revenue.

INDUSTRIAL PRODUCTS:

Industrial Products’ freight business provided approximately 23 percent of BNSF’s freight revenues in 2004 and consisted of the following four business areas:

•	BUILDING PRODUCTS. This sector generated approximately 37 percent of total 2004 Industrial Products revenues and includes primary forest product commodities such as lumber, plywood, oriented strand board, particleboard, paper products, pulpmill feedstocks, wood pulp and sawlogs. Also included in this sector are government, machinery and waste traffic. Commodities from this diverse group primarily originate from the Pacific Northwest, Western Canada, upper Midwest, and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper and industrial packaging. Shipments of waste, ranging from municipal waste to contaminated soil, are transported to landfills and reclamation centers across the country. The government and machinery business includes aircraft parts, agricultural and construction machinery, military equipment and large industrial machinery.

•	CONSTRUCTION PRODUCTS. The construction products sector represented approximately 35 percent of total Industrial Products revenue in 2004. This sector serves virtually all of the commodities included in or resulting from the production of steel along with mineral commodities such as clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Industrial taconite, an iron ore derivative produced in northern Minnesota, scrap steel and coal coke are BNSF Railway’s primary input products transported. Finished steel products range from structural beams and steel coils to wire and nails. BNSF Railway links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams and coiled rod for the construction industry. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, are moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and in foundry and oil drilling applications.

•	CHEMICALS AND PLASTICS. The chemicals and plastics sector represents approximately 15 percent of total 2004 Industrial Products revenues. This group is composed of industrial chemicals and plastics commodities. These commodities include caustic soda, chlorine, industrial gases, acids, polyethylene, polypropylene and polyvinyl chloride. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks, to produce other chemical and plastic products. These commodities originate primarily in the Gulf Coast region for shipment mainly into domestic markets.

•	PETROLEUM. Commodities included in the petroleum sector are liquefied petroleum gas (LPG), diesel fuels, asphalt, alcohol, solvents, petroleum coke, lubes, oils, waxes and carbon black, which made up 13 percent of total Industrial Products revenues for 2004. Product use varies based on commodity, and includes the use of LPG for heating purposes, diesel fuel and lubes to run heavy machinery, and asphalt for road projects and roofing. Products within this group originate and terminate throughout the BNSF network, with the largest areas of activities being the Texas Gulf, Pacific Northwest, California, Montana and Illinois.

COAL:

In 2004, the transportation of coal contributed about 21 percent of freight revenues. BNSF Railway is the largest transporter of low-sulfur coal originating from the Powder River Basin of Wyoming and Montana, which accounted for approximately 90 percent of all BNSF Railway’s coal tons during the three years ending December 31, 2004. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central, Southeast and Mountain regions of the United States. BNSF Railway also transports coal from the Powder River Basin to markets in Canada and the eastern United States. Demand for Powder River Basin coal has increased substantially over the past 20 years due to environmental compliance issues, abundant reserves, relatively inexpensive mine production and competitive delivered cost to power plants.

Other BNSF coal shipments originate principally in Colorado, Illinois, New Mexico and North Dakota. These shipments move to electrical generating stations and industrial plants in the Mountain and North Central regions of the United States and to Mexico.

The Company has received a Civil Investigative Demand from the Antitrust Division of the Department of Justice requesting information concerning the Company’s pricing activities relating to the shipment of coal from the southern Powder River Basin. The Company is responding to the request.

AGRICULTURAL PRODUCTS:

The transportation of Agricultural Products provided approximately 16 percent of 2004 total freight revenues and includes wheat, corn, bulk foods, soybeans, oil seeds and meals, feeds, barley, oats and rye, flour and mill products, milo, oils, specialty grains, malt, ethanol and fertilizer. The BNSF Railway system is strategically located to serve the grain-producing regions of the Midwest and Great Plains. The Company is developing and operating a shuttle network for grain, grain products and fertilizer, which allows more efficient use of equipment and improved cycle times as a result of the shuttle process. In addition to serving most grain-producing areas, BNSF Railway serves most major terminal, storage, feeding and food-processing locations. Furthermore, BNSF Railway has access to major export markets in the Pacific Northwest, western Great Lakes, Texas Gulf and Mexico.

FREIGHT STATISTICS:

The following table sets forth certain freight statistics relating to rail operations for the periods indicated:

Year Ended December 31,	2004	2003	2002
Revenue ton miles (millions)	570,688	508,200	490,234
Freight revenue per thousand revenue ton miles	$18.82	$18.27	$18.10
Average length of haul (miles)	1,045	1,014	992

Revenue, cars/units and average revenue per car/unit information for the three years ended December 31, 2004, is incorporated by reference from a table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Results of Operations; Revenue Table.”

GOVERNMENT REGULATION AND LEGISLATION

The Company is subject to federal, state and local laws and regulations generally applicable to all businesses. Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (OSHA), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF’s business.

DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

BNSF Railway’s rail operations, as well as those of its competitors, are also subject to extensive federal, state and local environmental regulation. These laws cover discharges to water, air emissions, toxic substances, and the generation, handling, storage, transportation and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

Many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs, on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to cleanup sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. Further discussion is incorporated by reference from Note 10 of the Consolidated Financial Statements.

COMPETITION

The business environment in which BNSF Railway operates is highly competitive. Depending on the specific market, deregulated motor carriers, other railroads and river barges may exert pressure on price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF Railway and other railroads continue to develop and implement operating efficiencies to improve productivity.

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway’s primary rail competitor in the western region of the United States is the Union Pacific Railroad Company (UP). Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway.

Based on weekly reporting to the Association of American Railroads, in 2004, BNSF’s share of the western United States rail traffic was approximately 46.4 percent.

Item 3. Legal Proceedings

Ray Ridgeway, et al. v. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company, No. 48-185170-00 (District Court of Tarrant County, Texas, 48th Judicial District) is a state court action filed on October 27, 2000. The plaintiffs’ causes of action include alleged breach of contract, negligence, and breach of fiduciary duties with respect to a special dividend that was paid in 1988 by a Burlington Northern Santa Fe Corporation (BNSF) predecessor, Santa Fe Southern Pacific Corporation (SFSP). The complaint alleges that SFSP erroneously informed shareholders as to the tax treatment of the dividend–specifically, the apportionment of the dividend as either a distribution of earnings and profits or a return of capital–which allegedly caused some shareholders to overpay their income taxes. The plaintiffs assert, through their expert’s report, that SFSP had essentially no accumulated earnings and profits and that the entire dividend distribution should have been treated as a return of capital, rather than the approximately 34 percent that SFSP determined was a return of capital. On December 15, 2004, the court issued a letter to the parties indicating that it intends to deny the plaintiffs’ requests to certify a class action and will be issuing an order to that effect. BNSF believes these claims lack merit and that it has substantial defenses on both the merits of these claims and the attempted class action, as evidenced by the court’s letter, and it is defending these claims vigorously.

Reference is made to Note 5 of the Consolidated Financial Statements for information concerning certain pending tax related administrative or adjudicative state proceedings or appeals and to Note 10 of the Consolidated Financial Statements for information concerning other claims and litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted by BNSF to a vote of its securities holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the names, ages, and positions of all executive officers of BNSF and their business experience during the past five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, retirement, resignation, or removal.

MATTHEW K. ROSE, 45

Chairman, President and Chief Executive Officer of BNSF since March 2002. Previously President and Chief Executive Officer of BNSF from December 2000. Also, Chairman, President and Chief Executive Officer of BNSF Railway from December 2000. Previously, President and Chief Operating Officer of BNSF from June 1999 to December 2000.

THOMAS N. HUND, 51

Executive Vice President and Chief Financial Officer since January 2001. Prior to that, Senior Vice President and Chief Financial Officer and Treasurer from August 1999.

CARL R. ICE, 48

Executive Vice President and Chief Operations Officer since January 2001. Prior to that, Senior Vice President-Operations from June 1999.

DENNIS R. JOHNSON, 43

Vice President and Controller since August 1999.

JOHN P. LANIGAN, JR., 49

Executive Vice President and Chief Marketing Officer since January 2003. Prior to that, President and Chief Executive Officer of Logistics.com, Inc. (provider of ASP-based transportation procurement services to shippers and carriers) from May 2000, and President and Chief Operating Officer from March 2000; and Chief Operating Officer of Schneider National, Inc. (truckload freight hauler) from 1999 to 2000.

JEFFREY R. MORELAND, 60

Executive Vice President Law & Government Affairs and Secretary since December 2001. Prior to that, Executive Vice President-Law and Chief of Staff since January 2001, and Senior Vice President-Law and Chief of Staff since February 1998.

PETER J. RICKERSHAUSER, 56

Vice President-Network Development since May 1999.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BNSF’s common stock is listed on the New York Stock Exchange under the symbol “BNI.” The common stock is also listed on the Chicago Stock Exchange and Pacific Exchange. Information as to the high and low sales prices of such stock for the two years ending December 31, 2004, and the frequency and amount of dividends declared on such stock during such periods, is set forth in Note 17 of the Consolidated Financial Statements. The approximate number of holders of record of the common stock at February 2, 2005, was 40,000.

COMMON STOCK REPURCHASES

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended December 31, 2004 (shares in thousands):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31	965	$40.18	950	17,601
November 1 – 30	980	44.01	950	16,651
December 1 – 31	848	45.85	816	15,835

Total	2,793	$43.25	2,716

(a)	Total number of shares purchased includes approximately 77,000 shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 19,000 shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock.
(b)	On July 17, 1997, the Board initially authorized and the Company announced the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. On December 9, 1999, April 20, 2000, September 21, 2000 and January 16, 2003, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date for a total of 150 million shares authorized. The share repurchase program does not have an expiration date.

Item 6. Selected Financial Data

The following table presents, as of and for the dates indicated, selected historical financial information for the Company (dollars in millions, except per share data):

December 31,	2004		2003		2002	2001	2000
For the year ended:

Revenues	$10,946		$9,413		$8,979	$9,208	$9,207
Operating income	$1,686	[a]	$1,665		$1,656	$1,750	$2,113
Income before cumulative effect of accounting change	$791	[a]	$777	[b]	$760	$731	$980
Basic earnings per share (before cumulative effect of accounting change)	$2.14	[a]	$2.10		$2.01	$1.89	$2.38
Average basic shares (in millions)	370.0		369.1		378.0	387.3	412.1
Diluted earnings per share (before cumulative effect of accounting change)	$2.10	[a]	$2.09	[b]	$2.00	$1.87	$2.36
Average diluted shares (in millions)	376.6		372.3		380.8	390.7	415.2
Dividends declared per common share	$0.64		$0.54		$0.48	$0.48	$0.48

At year end:

Total assets	$28,925		$26,947		$25,767	$24,721	$24,375
Long-term debt and commercial paper, including current portion	$6,516		$6,684		$6,814	$6,651	$6,846
Stockholders’ equity	$9,311		$8,495		$7,932	$7,849	$7,480
Net debt to total capitalization [c]	39.9%		44.0%		46.1%	45.8%	47.7%

For the year ended:

Total capital expenditures	$1,527		$1,726		$1,358	$1,459	$1,399
Depreciation and amortization	$1,012		$910		$931	$909	$895

a	2004 operating income, net income and earnings per share include a charge for a change in estimate of asbestos and environmental liabilities of $465 million pre-tax, $288 million net of tax, or $0.78 per basic share and $0.77 per diluted share, as described in Note 10 of the Consolidated Financial Statements.
b	2003 income before cumulative effect of accounting change excludes the favorable cumulative effect of an accounting change of $39 million, net of tax, or $0.11 per basic share and $0.10 per diluted share, as described in Note 2 of the Consolidated Financial Statements.
c	Net debt is calculated as total debt less cash and cash equivalents, and total capitalization is calculated as the sum of net debt and total stockholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis relates to the financial condition and results of operations of Burlington Northern Santa Fe Corporation, its majority-owned subsidiaries, and a variable interest entity for which Burlington Northern Santa Fe is the primary beneficiary, all of which are separate legal entities (collectively, BNSF or Company). The principal subsidiary of BNSF is BNSF Railway Company (BNSF Railway). All earnings per share information is stated on a diluted basis.

INTRODUCTION

BNSF Railway continues to be one of the primary rail transporters in North America with one of the largest railroad networks consisting of 32,000 route miles in 28 states and two Canadian provinces. BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products. Based on weekly reporting to the Association of American Railroads, for 2004, BNSF’s share of the western United States rail traffic was approximately 46.4 percent.

BNSF achieved 16 percent freight revenue growth in 2004 primarily due to double-digit volume increases which were driven by the continued economic expansion, growth from new and existing customers, and increased export demand for grain. Of the 16 percent increase in freight revenue, approximately 3 percent was driven by fuel surcharges and about 3 percent was attributable to price increases. Average revenue per car increased 5 percent in 2004 compared with 2003 also as a result of rate increases and increased fuel surcharges. For 2005, the Company anticipates continued revenue growth as both the global and U.S economies continue to expand. The following graph depicts the business mix of the Company:

2004 earnings per share were $2.10, which includes the impact of the charge discussed below. This compares to 2003 earnings per share of $2.19, which included the favorable cumulative effect of an accounting change of $0.10 per diluted share.

During the third quarter of 2004, BNSF recorded a $465 million pre-tax charge to reflect changes in its estimate of unasserted asbestos liabilities and environmental liabilities. Of this amount, $293 million and $172 million were related to asbestos and environmental liabilities, respectively. The $465 million pre-tax charge was recorded in materials and other expense and reduced net income by $288 million, or $0.77 per share, for the year ended December 31, 2004. Due to the change in estimate, the Company anticipates an ongoing decrease in operating expense favorably impacting quarterly earnings by about two cents per share. This amount could vary however, based on actual experience. Management does not expect the charge to have any impact on the timing of claim payments.

Operating expenses for 2004 increased 20 percent compared to 2003, primarily driven by the charge mentioned above. The increase in expenses was also the result of an 11 percent increase in gross ton-miles handled and significant fuel price increases.

Each year capital expenditures are a significant use of cash for BNSF. In 2004, BNSF decreased its capital expenditures to $1.5 billion from $1.7 billion in the prior year because locomotives were primarily acquired through operating leases in 2004 instead of being purchased as in 2003. In 2005, the Company plans to incur approximately $1.7 billion in capital expenditures. Approximately $1.2 billion of the total 2005 planned capital expenditures will be for maintenance of business activities, primarily consisting of expenditures to maintain BNSF’s track, signals, bridges and tunnels. The remaining $0.5 billion is planned for terminal and line expansions, as well as other transportation-related projects.

RESULTS OF OPERATIONS

REVENUE TABLE

The following table presents BNSF’s revenue information by commodity group for the years ended December 31, 2004, 2003 and 2002:

	Revenues (in millions)			Cars / units (in thousands)			Average revenue per car / unit
Year ended December 31,	2004	2003	2002	2004	2003	2002	2004	2003	2002
Consumer Products	$4,245	$3,657	$3,353	4,859	4,336	3,880	$874	$843	$864
Industrial Products	2,448	2,138	2,041	1,561	1,428	1,415	1,568	1,497	1,442
Coal	2,277	2,025	2,071	2,216	2,048	2,097	1,028	989	988
Agricultural Products	1,772	1,465	1,408	900	834	794	1,969	1,757	1,773

Total freight revenues	10,742	9,285	8,873	9,536	8,646	8,186	$1,126	$1,074	$1,084

Other revenues	204	128	106

Total operating revenues	$10,946	$9,413	$8,979

EXPENSE TABLE

The following table presents BNSF’s expense information for the years ended December 31, 2004, 2003, and 2002 (in millions):

Year Ended December 31,	2004		2003	2002
Compensation and benefits	$3,322		$2,963	$2,894
Purchased services	1,424		1,252	1,146
Depreciation and amortization	1,012		910	931
Equipment rents	790		705	698
Fuel	1,335		1,093	848
Materials and other	1,377	[a]	825	806

Total operating expenses	$9,260		$7,748	$7,323

Interest expense	$409		$420	$428
Other expense, net	$4		$14	$12
Income tax expense	$482		$454	$456

a	2004 materials and other expense includes a $465 million pre-tax charge related to changes in estimates of the Company’s asbestos and environmental liabilities (see Note 10 of the Consolidated Financial Statements).

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

BNSF recorded net income for 2004 of $791 million, or $2.10 per share. 2004 net income includes a $288 million, net of tax, or $0.77 per share charge for a change in the Company’s estimate of unasserted asbestos liabilities and environmental liabilities (see Note 10 of the Consolidated Financial Statements). In comparison, net income for 2003 was $816 million, or $2.19 per share, which includes the favorable cumulative effect of an accounting change of $39 million, net of tax, or $0.10 per share (see Note 2 of the Consolidated Financial Statements).

REVENUES

FREIGHT

Freight revenues of $10,742 million for 2004 were $1,457 million, or 16 percent, higher than 2003. Freight revenues in 2004 included fuel surcharges of $357 million compared with $110 million in the prior year. Average revenue per car/unit increased 5 percent in 2004 to $1,126 from $1,074 in 2003.

CONSUMER PRODUCTS

The Consumer Products’ freight business includes a significant intermodal component and consists of the following business areas: international, direct marketing, truckload, intermodal marketing companies, automotive, and perishables and dry boxcar.

Consumer Products revenues of $4,245 million for 2004 were $588 million, or 16 percent, greater than 2003. The increase in Consumer Products revenue is primarily due to double digit volume growth in the international, truckload, and perishables sectors. The increase in average revenue per unit of 4 percent is primarily related to rate increases and increased fuel surcharges.

INDUSTRIAL PRODUCTS

Industrial Products’ freight business consists of four business areas: building products, construction products, chemicals and plastics, and petroleum products.

Industrial Products revenues increased $310 million, or 15 percent, to $2,448 million for 2004. The revenue increase is primarily due to increased lumber, plywood, particle board and paper traffic in the building products sector and increased business in steel, taconite and clay in the construction products sector, as well as increased traffic in petroleum products and plastics. Rate increases along with increased fuel surcharges contributed to a 5 percent increase in average revenue per car.

COAL

BNSF is one of the largest transporters of low-sulfur coal in the United States. Approximately 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $2,277 million for 2004 increased $252 million, or 12 percent, versus a year ago. The increase is primarily a result of new customer business volumes and higher demand from existing customers. Average revenue per car increased 4 percent primarily driven by contractual rate escalations and increased average length of haul.

AGRICULTURAL PRODUCTS

The Agricultural Products’ freight business is the transportation of agricultural products including corn, wheat, soybeans, bulk foods, fertilizer, and other products.

Agricultural Products revenues of $1,772 million for 2004 were $307 million, or 21 percent, higher than revenues for 2003. This increase is primarily driven by strong corn and wheat exports out of the Pacific Northwest. The average revenue per car increased 12 percent primarily driven by the mix of commodity and destination price increases, increased fuel surcharges and increased average length of haul.

OTHER REVENUES

Other Revenues increased $76 million, or 59 percent, to $204 million for 2004 compared to 2003. This increase is primarily attributable to increased volumes related to BNSF Logistics, a wholly-owned subsidiary that specializes in providing third-party logistic services, and demurrage.

EXPENSES

Total operating expenses for 2004 were $9,260 million, an increase of $1,512 million, or 20 percent, over 2003. The increase was primarily due to a $465 million pre-tax charge to reflect changes in the Company’s estimate of unasserted asbestos liabilities and environmental liabilities. The increase in operating expenses was also the result of an 11 percent increase in gross-ton miles handled and significant fuel price increases.

COMPENSATION AND BENEFITS

Compensation and benefits includes expenses for BNSF employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $3,322 million were $359 million, or 12 percent, higher than 2003. The increase is primarily related to the significant increase in volumes. These increases in traffic volume drove an approximate 3 percent increase in employee headcount as well as greater overtime and crew training costs. Improved financial performance has led to higher incentive expenses for the Company’s salaried and scheduled workforce. Additionally, BNSF recognized increased pension costs of $17 million.

PURCHASED SERVICES

Purchased services expense includes ramping and drayage, maintenance of locomotive and freight car equipment and technology services outsourcing, and other services, such as vegetation control, provided to BNSF, as well as purchased transportation costs for BNSF Logistics. The expenses are driven by the rates established in the service contracts and the volume of services required.

Purchased services expenses of $1,424 million for 2004 were $172 million, or 14 percent, higher than 2003 primarily due to higher costs for locomotive contract maintenance expense of $50 million, haulage expense of $27 million and intermodal ramp costs of $20 million for contracted transportation over other railroads all of which were primarily driven by higher volume. Additionally, purchased transportation costs for BNSF Logistics increased $45 million as a result of increases in its business.

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

Depreciation and amortization expenses of $1,012 million for 2004 were $102 million, or 11 percent, higher than 2003. The majority of the increase is due to ongoing capital expenditures. Additionally, about $40 million of this increase was due to the expiration of credits to depreciation expense resulting from the application of purchase accounting at the time of the merger in 1996. As a result of a depreciation rate study completed with the assistance of third-party consultants in 2004, BNSF adopted new depreciation rates applied to track structure. This change in rate caused a net decrease in annual depreciation expense of approximately $5 million for 2004 and approximately $16 million on an ongoing annual basis, as calculated using the asset base at the time of the rate change.

EQUIPMENT RENTS

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. Variances in expense are driven primarily by volume, rental rates, the results of lease negotiations, utilization of owned equipment versus leased equipment, and changes in business mix resulting in equipment usage variances.

Equipment rents expenses for 2004 of $790 million were $85 million, or 12 percent, higher than 2003. Expense increases of $68 million for freight car equipment and $17 million for locomotive leases are predominantly related to significant volume increases.

FUEL

Fuel expense is driven by the level of locomotive consumption, market price and the effects of hedging activities.

Fuel expenses of $1,335 million for 2004 were $242 million, or 22 percent, higher than 2003. The increase in fuel expense is due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 9-cents, or $124 million, which is comprised of an increase in the average purchase price of 29 cents, or $394 million, partially offset by an increase in the hedge benefit of 20-cents, or $270 million (2004 benefit of $338 million less 2003 benefit of $68 million). Consumption in 2004 was 1,344 million gallons compared with 1,213 million gallons in 2003.

MATERIALS AND OTHER

Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials and other items for construction and maintenance of property and equipment. Other expenses include personal injury claims, environmental remediation, and derailments as well as employee separation costs, utilities, and property and miscellaneous taxes. The total is offset by gains on land sales and other recoveries.

Materials and other expenses of $1,377 million for 2004, which consists of approximately $300 million of materials expense with the remainder consisting of other items, including a charge of $465 million related to a change in BNSF’s estimates of unasserted asbestos liabilities and environmental liabilities, were $552 million higher than 2003. In addition to the charge, materials and other expenses increased due to higher material costs of $44 million primarily to maintain freight cars and locomotives due to higher volumes, increased environmental expenses of $28 million primarily related to developments at two former fueling facility sites, increased casualty costs of $32 million driven by two large derailments, and a $24 million decrease in the carrying value of certain assets (see Note 7 of the Consolidated Financial Statements) partially offset by decreases in property and other miscellaneous taxes of $9 million, and increased gains from land sales of $23 million.

INTEREST EXPENSE

Interest expense of $409 million for 2004 was $11 million, or 3 percent, lower than 2003. This decrease was primarily the result of lower average interest rates and lower average debt outstanding.

OTHER EXPENSE, NET

Other expense of $4 million for 2004 was $10 million lower than in 2003. The decrease in expense was due to the receipt of interest income on a settlement that occurred during the third quarter of 2004, partially offset by losses on company owned life insurance.

INCOME TAXES

The effective tax rate in 2004 was 37.9 percent compared with 36.9 percent for the prior-year. The increase in the effective tax rate primarily reflects a tax settlement attributable to prior years that was settled favorably in 2003.

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

BNSF recorded net income for 2003 of $816 million, or $2.19 per share, which includes the favorable cumulative effect of an accounting change of $39 million, net of tax, or $0.10 per share (see Note 2 of the Consolidated Financial Statements), compared with net income for 2002 of $760 million, or $2.00 per share. Operating income of $1,665 million in 2003 was $9 million higher than 2002.

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

COMPENSATION AND BENEFITS

Compensation and benefits expenses of $2,963 million were $69 million, or 2 percent, higher than 2002 primarily due to higher volumes and the implementation of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, as described in Note 2 of the Consolidated Financial Statements, as well as wage inflation, higher pension costs and new hire crew training, partially offset by lower head counts and the favorable impact of railroad retirement reform on payroll tax costs.

PURCHASED SERVICES

Purchased services expenses of $1,252 million for 2003 were $106 million, or 9 percent, higher than 2002 primarily due to volume-related intermodal ramp and drayage costs and increased locomotive maintenance costs associated with maintaining more locomotives as well as higher service contracts expense related to an agreement to outsource the management of a large portion of BNSF’s information technology infrastructure entered into during the third quarter of 2002 and the implementation of SFAS No. 143.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses of $910 million for 2003 were $21 million, or 2 percent, lower than 2002 primarily due to the implementation of SFAS No. 143, as well as new lower depreciation rates for locomotives partially offset by normal increases for capital expenditures.

EQUIPMENT RENTS

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

FUEL

Fuel expenses of $1,093 million for 2003 were $245 million, or 29 percent, higher than 2002. The increase in fuel expense was primarily the result of a 16-cent, or $194 million, increase in the average all-in cost per gallon of diesel fuel. The increase in the average all-in cost per gallon of diesel fuel is comprised of a 17-cent, or $212 million, increase in the average purchase price which is partially offset by an increase in the hedge benefit of 1-cent, or $18 million (2003 benefit of $68 million less 2002 benefit of $50 million). Consumption in 2003 was 1,213 million gallons compared with 1,149 million gallons in 2002.

MATERIALS AND OTHER

Materials and other expenses of $825 million for 2003 were $19 million, or 2 percent, higher than 2002 principally due to the implementation of SFAS No. 143, employee severance costs and lower gains from property sales substantially offset by decreased material costs and bad debt expense.

INTEREST EXPENSE

Interest expense of $420 million for 2003 was $8 million, or 2 percent, lower than 2002. This decrease was primarily the result of lower average interest rates and an increased benefit from interest rate hedges, partially offset by higher average debt outstanding.

OTHER EXPENSE, NET

Other expense of $14 million for 2003 was $2 million higher than in 2002.

INCOME TAXES

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

OPERATING ACTIVITIES

2004

Net cash provided by operating activities was $2,377 million during 2004 compared with $2,285 million during 2003. The increase is primarily the result of an increase in earnings before the effect of the third quarter charge related to a change in BNSF’s estimates of unasserted asbestos liabilities and environmental liabilities, which had a de minimis impact on the Company’s cash flows.

2003

Net cash provided by operating activities was $2,285 million during 2003 compared with $2,106 million during 2002. The increase was primarily the result of changes in working capital and the Seattle Sound Transit transaction (see further discussion under the headings “Other Matters; Seattle Sound Transit”).

INVESTING ACTIVITIES

2004

Net cash used for investing activities was $1,595 million during 2004 compared with $1,806 million during 2003. Investing activities for the year include $1,527 million of capital expenditures which were $199 million lower than 2003 primarily due to the fact that most of the locomotives acquired in 2004 were leased, whereas the majority of locomotives acquired in 2003 were purchased.

2003

Net cash used for investing activities was $1,806 million during 2003 compared with $1,517 million during 2002. Investing activities for the year included $1,726 million of capital expenditures which were $368 million higher than 2002 primarily related to the purchase, instead of lease, of locomotives as well as the advance construction of double track on a portion of BNSF Railway’s transcontinental route.

A breakdown of cash capital expenditures during 2004, 2003 and 2002 is set forth in the following table (in millions):

Year Ended December 31,	2004	2003	2002
Maintenance of way:
Rail	$219	$202	$193
Ties	257	227	222
Surfacing	159	160	161
Other	359	337	325

Total maintenance of way	994	926	901
Mechanical	114	133	168
Information services	73	63	79
Other	107	116	107

Total maintenance of business	1,288	1,238	1,255
New locomotive acquisitions	16	270	—
Terminal and line expansion	223	218	103

Total	$1,527	$1,726	$1,358

The above table does not include expenditures for equipment financed through operating leases (principally related to locomotives).

FINANCING ACTIVITIES

2004

Net cash used for financing activities during 2004 was $478 million primarily related to: (i) dividend payments of $231 million; (ii) net debt repayments of $292 million; and (iii) common stock repurchases of $376 million which were offset by proceeds from stock options exercised of $420 million.

Aggregate debt to mature in 2005 is $465 million. BNSF’s ratio of net debt to total capitalization was 39.9 percent at December 31, 2004, compared with 44.0 percent at December 31, 2003. The Company’s adjusted net debt to total capitalization, including operating lease commitments was 51.0 percent at December 31, 2004, compared to 54.3 percent at December 31, 2003. BNSF’s adjusted net debt to total capitalization is a non-GAAP measure and should be considered in addition to, but not as a substitute or preferable to, the information prepared in accordance with GAAP. However, the information is included herein as management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth. The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

Year Ended December 31,	2004	2003
Net debt to total capitalization [a]	39.9%	44.0%
Adjustment for long-term operating leases	9.3%	8.7%
Adjustment for other debt equivalents	1.8%	1.6%

Adjusted net debt to total capitalization [b]	51.0%	54.3%

a	Net debt to total capitalization is calculated as total debt less cash and cash equivalents divided by the sum of net debt and total stockholders’ equity
b	Adjusted net debt to total capitalization includes operating leases and other debt equivalents in the calculation of net debt

The decrease in adjusted net debt to total capitalization reflects the improved financial performance of BNSF.

The Company issued $250 million of 4.88 percent notes due January 15, 2015. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

BNSF had $500 million of debt capacity available under its shelf registration at December 31, 2004.

2003

Net cash used for financing activities during 2003 was $489 million primarily related to common stock repurchases of $217 million, dividend payments of $191 million and net debt repayments of $151 million partially offset by proceeds from stock options exercised of $68 million.

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

The Company constructed an intermodal facility built by a third party real estate developer and entered into an agreement to lease the intermodal facility for 20 years from a third party lessor. Under accounting guidance, the Company was considered the owner of the facility during the construction period. The transaction was evaluated and it was determined that sale-leaseback accounting did not apply due to the existence of a purchase option. Accordingly, the transaction was treated as a financing for which the Company recorded an asset in property and equipment, net and a liability in long-term debt and commercial paper of $138 million that represented the fair market value at lease inception.

BNSF issued $300 million of 5.90 percent notes due July 1, 2012. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

DIVIDENDS

Common stock dividends declared were $0.64 per share, $0.54 per share, and $0.48 per share annually for 2004, 2003 and 2002, respectively. Dividends paid on common stock were $231 million, $191 million and $183 million during 2004, 2003 and 2002, respectively.

COMMON STOCK REPURCHASE PROGRAM

In July 1997, the Board authorized the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. In December 1999, April 2000, September 2000 and January 2003, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date to the total shares previously authorized bringing BNSF’s share repurchase program to 150 million shares. During 2004, 2003 and 2002, the Company repurchased approximately 10 million, 8 million, and 13 million shares, respectively, of its common stock at average prices of $35.98 per share, $27.25 per share, and $27.85 per share, respectively. Total repurchases through December 31, 2004, were 134 million shares at a total average cost of $26.82 per share, leaving 16 million shares available for repurchase out of the 150 million shares presently authorized.

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

BNSF has agreed to acquire 1,315 locomotives by 2009. As of December 31, 2004, BNSF has taken delivery of 615 of the 1,315 locomotives. During 2004, BNSF took delivery of 334 locomotives which were primarily financed through operating leases.

In the first quarter of 2004, BNSF entered into a contractual obligation to acquire 6,000 grain cars over the course of the next four years. Through December 31, 2004, BNSF has taken delivery of 1,493 of the hoppers which were primarily financed through operating leases.

The locomotives and grain cars under these agreements have been or are expected to be financed through one or a combination of sources including, but not limited to, cash from operations, capital or operating leases and debt issuances. The decision on the method used for a particular acquisition financing will depend on market conditions and other factors at that time.

The Company utilizes a commercial paper program backed by bank revolving credit agreements to manage liquidity needs. The following table summarizes the more significant obligations of the Company at December 31, 2004. For 2005 and the foreseeable future, the Company expects that cash from operating activities, access to capital markets and bank revolving credit agreements will be sufficient to enable the Company to meet its obligations when due. The Company believes these sources of funds will also be sufficient to fund capital additions that are necessary to maintain its competitiveness and position the Company for future revenue growth.

The Company’s ratio of earnings to fixed charges was 3.06 and 3.00 times for the years ended December 31, 2004 and 2003, respectively. Additionally, the Company’s ratio of net cash provided by operating activities divided by total average debt was 35 percent and 33 percent for the years ended December 31, 2004 and 2003, respectively. The increase in the ratio of net cash provided by operating activities divided by total average debt is primarily due to increased revenue and lower average debt outstanding.

The following table summarizes the Company’s obligations under long-term debt and other contractual commitments at December 31, 2004 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt [a]	$5,884	$371	$716	$321	$4,476
Capital lease obligations	632	94	194	166	178

Operating lease obligations [b]	5,412	492	861	779	3,280
Purchase obligations [c]	6,287	1,091	1,059	770	3,367
Other long-term liabilities reflected on the balance sheet under GAAP [d]	295	63	82	73	77

Total Contractual Obligations	$18,510	$2,111	$2,912	$2,109	$11,378

a	Excludes capital lease obligations.

b	Gross payments due which include an interest component.
c	Includes short-line minimum usage commitments, asset maintenance and other purchase commitments.
d	Consists of employee separation payments as discussed in Note 11 of the Consolidated Financial Statements, the 2005 required pension plan contribution and actuarially estimated payments expected to be made over the next five years for other post-retirement benefit plans as discussed in Note 13 of the Consolidated Financial Statements.

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

CREDIT AGREEMENTS

Commercial paper and the revolving credit agreements are discussed in Note 9 of the Consolidated Financial Statements. The revolving credit agreements include covenants and events of default typical for this type of facility, including a minimum consolidated tangible net worth test, a maximum debt-to-capital test, and a $75 million cross-default provision. At December 31, 2004, the Company was in compliance with its debt covenants. BNSF’s tangible net worth is $4 billion greater than the minimum consolidated tangible net worth required under the agreement, and the maximum debt-to-capital test provides approximately $7 billion of debt capacity above BNSF’s outstanding debt as of December 31, 2004, before an event of default would occur under these covenants. With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreements. A voluntary bankruptcy or insolvency would be considered an immediate termination event.

OFF-BALANCE SHEET ARRANGEMENTS

SALE OF ACCOUNTS RECEIVABLE

The accounts receivable sales program of Santa Fe Receivables Corporation (SFRC), as described in Note 6 of the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a minimum consolidated tangible net worth test and a maximum debt-to-capital test which are the same as in the BNSF revolving credit agreements described above. BNSF’s tangible net worth is approximately $4 billion greater than the minimum consolidated tangible net worth required under the agreement, and the maximum debt-to-capital test provides approximately $7 billion of debt capacity above BNSF’s outstanding debt as of December 31, 2004. At December 31, 2004, investor interests of $650 million were outstanding under the $700 million accounts receivable facility. SFRC renewed $350 million of the $700 million accounts receivables facility, effective June 2004, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivables facility, effective June 2003, with a five-year term. As a result of amendments to the facilities in October, 2004, the commitments of the investors to purchase undivided interests for the two facilities under the accounts receivable sales program are currently scheduled to expire in October 2005 and October 2008, respectively. Management expects to be able to either extend the commitment of the current investors under the accounts receivable sales program past October 2005 or to find additional investors in the accounts receivable sales program who will be committed to purchase undivided interests after October 2005.

The accounts receivable sales program provides efficient financing at a competitive interest rate to traditional borrowing arrangements. Since the funding is collateralized by BNSF receivables, the risk of exposure is only as great as the risk of default on these receivables (see Note 6 of the Consolidated Financial Statements).

GUARANTEES

The Company acts as guarantor for certain debt and lease obligations of others. During the year ended December 31, 2004 the Company has primarily utilized guarantees to allow third-party entities to obtain favorable terms to finance the construction of assets that will benefit the Company. Additionally, in the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. The Company does not expect performance under these guarantees or indemnities to have a material adverse effect on the Company’s liquidity in the foreseeable future (see Note 9 of the Consolidated Financial Statements).

PENSION FUNDING

The Company will make required contributions of approximately $13 million to the qualified BNSF Retirement Plan in 2005.

INFLATION

Due to the capital-intensive nature of BNSF’s business, the full effect of inflation is not reflected in operating expenses because depreciation is based on historical cost. An assumption that all operating assets were depreciated at current price levels would result in substantially greater expense than historically reported amounts.

OTHER MATTERS

COMMERCIAL

In July 2004, BNSF Railway initiated an arbitration proceeding under a Joint Service Agreement (JSA) with J.B. Hunt Transportation (J.B. Hunt), a major truckload carrier with which BNSF Railway handles substantial joint intermodal movements. In the proceeding, BNSF Railway is seeking an increase in its divisions of joint revenue for intermodal movements. In the pending proceeding, J.B. Hunt is also challenging the divisions basis and raising other issues under the JSA. The result of this proceeding is not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

HEDGING ACTIVITIES

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income (AOCI) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

FUEL

BNSF measures the fair value of fuel hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties. BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance (see Note 3 of the Consolidated Financial Statements).

INTEREST RATE

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy. BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements (see Note 3 of the Consolidated Financial Statements).

EMPLOYEE AND LABOR RELATIONS

Approximately 88 percent of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with various different labor organizations. A negotiating process for new, major collective bargaining agreements covering all of BNSF Railway’s union employees has been underway since a bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over an extended period of time and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached.

2005 BARGAINING ROUND

The current bargaining round for all unions with contracts that will come into effect after January 1, 2005, began on and after November 1, 2004, with the serving of Section 6 notices which are each side’s initial proposals. BNSF will participate in coordinated national handling of these proposals. The current agreements, as discussed above, are in effect until new agreements are reached or until changes to the existing agreements are made.

UNIONS WITH AN AGREEMENT UNDER THE PREVIOUS BARGAINING ROUND

In the previous bargaining round, the United Transportation Union, the Brotherhood of Maintenance of Way Employes, the Brotherhood of Locomotive Engineers and Trainmen, the Transportation Communications Union, the Brotherhood of Railroad Signalmen, the American Train Dispatchers Association, and the International Brotherhood of Electrical Workers representing approximately 91 percent, collectively, of BNSF’s unionized workforce, have reached final agreements that cover periods through December 2004.

UNIONS WHICH HAVE NOT SETTLED AN AGREEMENT UNDER THE PREVIOUS BARGAINING ROUND

Through the National Carriers’ Conference Committee, BNSF is continuing efforts to settle the previous bargaining round with the International Association of Machinists, Sheet Metal Workers’ International Association, and National Conference of Firemen and Oilers, which together represent approximately 9 percent of the Company’s unionized workforce.

RAILROAD RETIREMENT REFORM

Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway’s contributions under the Railroad Retirement System have been approximately triple those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II), and other benefits. Investment of Tier II Railroad Retirement assets had, until 2001, been limited to special interest-bearing U.S. Treasury securities. The Railroad Retirement and Survivors’ Improvement Act of 2001 (Act) creates a new National Railroad Retirement Investment Trust to hold Tier II Railroad Retirement assets and empowers the trustees to invest these assets in the same types of investments available to private sector retirement plans. In addition to liberalizing certain retirement benefit requirements for rail employees, the Act reduced Tier II Railroad Retirement tax rates on rail employers beginning in 2002 and eliminated a supplemental annuity tax. In 2002, the Company realized savings of approximately $20 million and realized incremental savings of approximately $30 million and $20 million in 2003 and 2004, respectively. Based on projected wage levels and number of employees, the Company expects to realize further incremental savings in 2005 of approximately $10 million due to an additional 0.5 percentage point reduction in the Tier II rate for 2005. Future adjustments in the Tier II Railroad Retirement tax rates assessed will depend on Railroad Retirement fund levels.

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

Sound Transit will pay BNSF approximately $260 million for four commuter easements to operate trains on the segment between Seattle and Everett, and entered into agreements for service on the commuter easements, and joint use of track for commuter and freight purposes. The Company received approximately $80 million of cash in 2003 upon the closing of the first easement and $80 million of cash in 2004 upon closing of the second easement. The sale proceeds will be recognized in income over the use of the associated track structure (approximately 37 years). Over the next three years, upon the subsequent closings subject to conditions in the sale agreement, BNSF will receive an additional $100 million for the remaining two easements.

Sound Transit will also pay BNSF to convey the 18 miles of railroad line and associated real estate from south of Tacoma to Nisqually in three separate sell transactions. First, the Company received approximately $8 million of cash in 2003 and reported a gain in income of $2 million, net of tax, as a result of the real estate sale for station-related parcels to Sound Transit. Second, the Company received $6 million of cash and a $6 million note receivable in the third quarter of 2004 associated with the sale of approximately half of the 18 miles. The gain on this sale was deferred due to certain continuing involvement in the property. This continuing involvement expired in November 2004 and the Company recognized a gain in income of $7 million, net of tax. The Company is expected to collect the $6 million note receivable over the next two years. Third, the Company expects to sell the remaining railroad line and real estate sale in 2005 for approximately $15 million. The Company expects to recognize a gain of approximately $8 million, net of tax, associated with that sale.

AMERICAN JOBS CREATION ACT OF 2004

In October 2004, the American Jobs Creation Act of 2004 was signed into law. Part of the legislation includes the repeal of a 4.3–cent tax per gallon of diesel fuel. The tax will be gradually phased out in 2005 and 2006 and will be completely phased out by 2007. Based on projected fuel consumption, the repeal of the tax is expected to result in incremental savings of approximately $20 million, $10 million, and $30 million for BNSF in 2005, 2006, and 2007, respectively.

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

Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to them in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LEGAL

BNSF’s most significant legal claims relate to personal injury claims and environmental matters. These claims are discussed in more detail below.

During 2004, BNSF recorded a $465 million pre-tax charge to reflect changes in its estimate of unasserted asbestos liabilities and environmental liabilities. Of this amount, $293 million and $172 million were related to asbestos and environmental liabilities, respectively. The $465 million pre-tax charge was recorded in materials and other expense and reduced net income by $288 million, or $0.77 per share during 2004.

PERSONAL INJURY

Personal injury claims, including employee work-related injuries, asbestos claims and third party injuries, are a significant expense for the railroad industry. Personal injury claims by BNSF Railway employees are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to increased expenses in past years. Other proceedings include claims by non-employees for punitive as well as compensatory damages. A few proceedings purport to be class actions. The variability present in settling these claims, including non-employee personal injury and matters in which punitive damages are alleged, could result in increased expenses in future years. BNSF has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

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

Prior to 2000, claim filings against the Company for asbestos were not numerous and were sporadic. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. The Company believed, however, that the low end of the range of reasonably possible loss, as that term is used in FASB Interpretation No. 14 (FIN 14), Reasonable Estimation of the Amount of a Loss, was immaterial. Subsequent to this period, claim filings increased and when they continued into 2004, the Company concluded that the low end of the range of reasonably possible loss would be material and that an estimate for unasserted asbestos exposure liability needed to be recorded. BNSF then engaged a third party with extensive experience in performing asbestos studies to assist in assessing the unasserted liability exposure. The objective of the assessment was to determine the number of estimated unasserted asbestos claims and the estimated average cost per claim. The Company, with the assistance of the third party, first determined its exposed population from which it was able to derive the estimated number of unasserted claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data. Based on the assessment, the Company recorded an undiscounted $293 million pre-tax charge for unasserted asbestos claims. The $293 million pre-tax charge was recorded in materials and other expense and reduced net income by $182 million, or $0.49 per share, for the year ended December 31, 2004.

Key elements of the assessment included:

•	Because BNSF did not have detailed employment records in order to compute the population of potentially exposed employees, it computed an estimate using Company employee data from 1970 forward and estimated the BNSF employee base from 1938-1969 using railroad industry historical census data and estimating BNSF’s representation of the total railroad population.

•	The projected incidence of disease was estimated based on epidemiological studies using employees’ age, duration and intensity of exposure while employed.

•	An estimate of the future anticipated claims filing rate by type of disease (non-malignant, cancer and mesothelioma) was computed using the Company’s average historical claim filing rates for the period 2000-2003 (the years in which the number of claims were more significant).

•	An estimate of the future anticipated dismissal rate by type of claim was computed using the Company’s historical average dismissal rates observed in 2002-2004.

•	An estimate of the future anticipated settlement by type of disease was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of incidence observed during 2002-2004.

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

BNSF anticipates obtaining annual updates of the study. On a quarterly basis, BNSF will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to the Company’s estimates will be recorded quarterly if necessary. More periodic updates to the study will occur if trends necessitate a change.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	2004	2003	2002
Beginning balance	$60	$55	$41
Accruals	308	25	31
Payments	(23)	(20)	(17)

Ending balance at December 31,	$345	$60	$55

Of the December 31, 2004 obligation, $292 million is related to unasserted claims while $53 million is related to asserted claims. At both December 31, 2004 and 2003, $18 million is included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding only asserted asbestos claims filed against BNSF:

	2004	2003
Claims unresolved at January 1,	1,985	1,719
Claims filed	712	1,023
Claims settled, dismissed or otherwise resolved	(771)	(757)

Claims unresolved at December 31,	1,926	1,985

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $250 million to $450 million. However, BNSF believes that the $345 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

OTHER PERSONAL INJURY

BNSF uses a third party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency, and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FASB Interpretation No. 14 (FIN 14), Reasonable Estimation of the Amount of a Loss, is immaterial for these other occupational trauma claims.

Key elements of the actuarial assessment include:

•	Size and demographics (employee age and craft) of the workforce.

•	Activity levels (manhours by employee craft and carloadings).

•	Expected claim frequency rates by type of claim (employee FELA or third party liability) based on historical claim frequency trends.

•	Expected dismissal rates by type of claim based on historical dismissal rates.

•	Expected average paid amounts by type of claim for open and incurred but not reported claims that eventually close with payment.

From these assumptions, BNSF estimates the number of open claims by accident year that will likely require payment by the Company. The projected number of open claims by accident year that will require payment is multiplied by the expected average cost per claim by accident year and type to determine BNSF’s estimated liability for all asserted claims. Additionally, BNSF estimates the number of its incurred but not reported claims that will likely result in payment based upon historical emergence patterns by type of claim. The estimated number of projected claims by accident year requiring payment is multiplied by the expected average cost per claim by accident year and type to determine BNSF’s estimated liability for incurred but not reported claims.

The most sensitive assumptions for this accrual are the expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. A 10 percent increase or decrease in either the expected average cost per claim or the frequency rate for claims with payment would result in an approximate $45 million increase or decrease in BNSF’s recorded other personal injury reserves.

BNSF obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	2004	2003	2002
Beginning balance	$453	$441	$417
Accruals	194	190	197
Payments	(188)	(178)	(173)

Ending balance at December 31,	$459	$453	$441

At December 31, 2004 and 2003, $170 million and $182 million were included in current liabilities, respectively. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding personal injury claims, other than asbestos, filed against BNSF:

	2004	2003
Claims unresolved at January 1,	4,393	4,669
Claims filed	3,632	3,779
Claims settled, dismissed or otherwise resolved	(3,909)	(4,055)

Claims unresolved at December 31,	4,116	4,393

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $400 million to $550 million. However, BNSF believes that the $459 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

The amounts recorded by BNSF for other personal injury claims were based upon currently known facts. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding personal injury litigation in the United States, could cause the actual costs to be higher or lower than projected.

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

ENVIRONMENTAL

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on such factors as relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments in recent periods, the Company performed an assessment to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third party actuary had proprietary data that included information from the EPA and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because of its determination that a better estimate of future developments could be made with this data, BNSF engaged this third party actuary, which has extensive background in performing various studies for large companies, including environmental matters, to assist BNSF in determining its potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities. Consequently, during 2004, BNSF recorded an undiscounted $172 million pre-tax charge related to its change in estimated environmental liabilities on a site by site basis. The $172 million pre-tax charge was recorded in materials and other expense and reduced net income by $106 million, or $0.28 per share, for 2004. The charge does not include (i) contaminated sites of which the Company is not aware, and (ii) additional amounts for third party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites. BNSF continues to estimate third party claims on a site by site basis when the liability for such claims is probable and a reasonable estimate of associated loss can be made. BNSF’s recorded liability for third party claims as of December 31, 2004 is approximately $25 million.

The Company’s estimate of ultimate cost for clean up efforts at its known environmental sites utilizes BNSF’s historical payment patterns, its current estimated percentage to closure ratios, and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the EPA and other governmental agencies. These factors incorporate experience gained from clean up efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress. The most significant assumptions are: (i) historical payment patterns of site development, (ii) percentage to closure ratios, and (iii) variance from benchmark costs. A 10 percent change in any of these individual assumptions could result in an increase of up to $40 million or a decrease of up to $20 million in BNSF’s estimated environmental liability. BNSF also conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in, and the ability to pay for, cleanup of other PRPs.

BNSF anticipates obtaining annual updates of the study. On a quarterly basis, BNSF will also monitor actual experience against the forecasted remediation and related payments made on existing sites. Additionally, BNSF will continue its existing, quarterly process to monitor developments to further benchmark actuarial results. Adjustments to the Company’s estimates will continue to be recorded quarterly if necessary based upon developments in subsequent periods. More periodic updates to the study will occur if trends necessitate a change.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 384 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	2004	2003	2002
Beginning balance	$199	$196	$202
Accruals	258	59	43
Payments	(72)	(56)	(49)

Ending balance at December 31,	$385	$199	$196

At December 31, 2004 and 2003, $60 million and $50 million were included in current liabilities, respectively. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2004 will be paid over the next ten years and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF sites		Superfund sites
	2004	2003	2004	2003
Number of sites at January 1,	402	396	22	23
Sites added during the period	34	33	5	3
Sites closed during the period	(52)	(27)	(3)	(4)

Number of sites at December 31,	384	402	24	22

Liabilities recorded for environmental costs represent BNSF’s best estimate of its probable future obligation for the remediation and settlement of these sites and include both asserted and unasserted claims. Unasserted claims are not a material component of the liability. Although recorded liabilities include BNSF’s best estimate of all probable costs, without reduction for anticipated recoveries from third parties, BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites.

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF believes that the $385 million recorded is the best estimate of the Company’s future obligation for environmental costs.

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

BNSF recorded total income tax expense, including federal, state and other income taxes, of $482 million, $454 million and $456 million for the years ended December 31, 2004, 2003 and 2002, respectively. BNSF’s Consolidated Balance Sheets reflect $308 million and $292 million of net current deferred tax assets at December 31, 2004 and 2003, respectively. Also included in BNSF’s Consolidated Balance Sheets are $7,820 million and $7,481 million of net non-current deferred tax liabilities at December 31, 2004 and 2003, respectively. Classification of deferred tax assets and liabilities as current or non-current is determined by the financial statement classification of the asset or liability to which the temporary difference is related. If a temporary difference is not related to an asset or liability for financial reporting, it is classified according to the expected reversal date of the temporary difference.

Valuation allowances are established to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. BNSF has not recorded a valuation allowance, as it believes that the deferred tax assets will be fully realized in the future.

All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation are closed through 1994 and the business combination date of September 1995, respectively. Internal Revenue Service examination of the years 1995 through 1999 for BNSF is completed and protests of the unagreed issues have been filed with IRS Appeals. BNSF is currently under examination for years 2000 through 2002. In addition, BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Due to the capital-intensive nature of BNSF’s business, a significant portion of the audit issues with the IRS and other taxing authorities relate to whether expenditures are classified as maintenance or capital and whether certain asset valuations are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2004.

BNSF makes estimates of the potential liability based on its assessment of all potential tax exposures. In addition, the Company uses factors such as applicable law, current information and past experience with similar issues to make these judgments.

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

The amounts recorded in the Consolidated Statements of Income for pensions and other post-employment cost were as follows (in millions):

Year Ended December 31,	2005 Estimate	2004	2003	2002
Net pension cost (benefit)	$38	$15	$(3)	$(7)
Net other post-employment benefits cost	$16	$24	$32	$30

The increased pension cost in 2004 and 2005 is primarily the result of recognition of previously unrecognized losses as well as a decrease in both the expected long-term rate of return on plan assets and discount rate assumptions. OPEB costs declined due to the recognition of Medicare Part D prescription drug benefit (see Note 13 of the Consolidated Financial Statements).

Pension and other post-employment benefit plan obligations were as follows (in millions):

December 31,	2004	2003
Pension benefit obligations	$1,710	$1,678
Other post-employment benefit obligations	$299	$366

BNSF uses a third party actuary to assist the Company in estimating liabilities and expenses for pension and OPEB. Estimated amounts are based on historical information, current information and estimates about future events and circumstances. Significant assumptions used in the valuation of pension or OPEB obligations include expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate. These assumptions are critical to the Company’s estimate of expenses and liabilities, and changes to these estimates could have a material impact on the Company’s results of operations and financial position.

The discount rate is a component estimate of both pension and OPEB. The expected return on plan assets is a factor that only influences the funded pension plans. Health care cost trend rates only affect OPEB. BNSF uses a discount rate that reflects the current bond market and an expected rate of return on assets that reflects the expected long-term rates of return on plan assets.

From time to time, the Company will change pension and OPEB assumptions to better approximate current conditions and expected future experience. Assumptions for return on assets and the discount rate for the past three years are as follows:

Assumptions used to determine net (benefit) cost for fiscal years ended December 31,	Pension Benefits			Health and Welfare Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.50%	7.00%	6.00%	6.50%	7.00%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.90%	3.90%	4.00%	3.90%	3.90%	4.00%

Assumptions used to determine benefit obligations at September 30 [a],	Pension Benefits		Health and Welfare Benefits
	2004	2003	2004	2003
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	3.90%	3.90%	3.90%	3.90%

a	The Company’s pension and OPEB plans use a measurement date of September 30.

The discount rate and the expected rate of return used for the 2005 calculation of net benefit cost were lowered to 5.75 percent and 8.00 percent, respectively to reflect current market conditions. Unforeseen changes in the investment markets or other external factors could prompt changes in these estimates in future years. The following table is an estimate of the impact to future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate or rate of return on plan assets:

Sensitivity Analysis
Hypothetical discount rate change	Change in Net Benefit Cost
	Pension	OPEB
50 basis point decrease	$5 million increase	$4 million increase
50 basis point increase	$5 million decrease	$4 million decrease

Hypothetical rate of return on plan assets change	Pension
50 basis point decrease	$6 million increase
50 basis point increase	$6 million decrease

DEPRECIATION

Due to the capital-intensive nature of the railroad industry, depreciation expense is a significant component of the Company’s operating expense. The Company recorded depreciation and amortization expenses of $1,012 million, $910 million and $931 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the Company had property and equipment, net balances of $25,814 million and $25,068 million, which include $6,518 million and $6,006 million, respectively, of accumulated depreciation.

The Company uses the group method of depreciation under which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. As required by the Federal Surface Transportation Board (STB), the Company conducts studies of depreciation rates and the required accumulated depreciation balance at least every three years for equipment property and at least every six years for track structure and other roadway property. The Company uses external consultants to assist management with these studies. The consultants rely on statistical analysis, historical retirement data, industry knowledge and discussions with management to assess the impact of new technologies and maintenance practices. Changes in the estimated service lives of the assets and their related depreciation rates are implemented prospectively and the difference between the calculated accumulated depreciation and the amount recorded is amortized over the average remaining service lives of the assets.

A study conducted in 2004 resulted in the Company adopting new depreciation rates for track structure that resulted in a net decrease in 2004 depreciation expense of $5 million and approximately $16 million on an ongoing annual basis, as calculated using the asset base at the time of the rate change. A study conducted in 2003 resulted in the Company adopting new depreciation rates for locomotives, other road assets, as well as hardware and software that resulted in a net decrease in annual depreciation expense of $9 million. There were no material changes in depreciation rates in 2002.

ACCOUNTING PRONOUNCEMENTS

See Note 16 of the Consolidated Financial Statements for information about recent accounting pronouncements.

FORWARD-LOOKING INFORMATION

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Important factors that could cause actual results to differ materially include, but are not limited to:

• Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, adverse economic conditions in BNSF’s supplier base, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices and other key materials, changes in the securities and capital markets, and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF’s operations or our customers’ abilities to deliver goods to BNSF for shipment;

• Legal and regulatory factors: developments and changes in laws and regulations, the ultimate outcome of shipper and rate claims subject to adjudication, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in other types of claims and litigation, including those relating to personal injuries, occupational disease, the release of hazardous materials, and damage to property; and

• Operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, congestion on other railroads, as well as natural events such as severe weather, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event the Company does update any forward-looking statement, no inference should be made that the Company will make additional updates with respect to that statement, related matters, or any other forward-looking statements. Any corrections or revisions may appear in the Company’s public filings with the Securities and Exchange Commission, which are accessible at www.sec.gov, and on the Company’s website at www.bnsf.com, and which investors are advised to consult.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging programs on the Company’s results of operations (in millions):

December 31,	2004	2003
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$338	$68
Interest rate hedge benefit	36	35

Total hedge benefit	374	103
Tax effect	(144)	(39)

Hedge benefit, net of tax	$230	$64

The Company’s fuel hedge benefit is due to increases in fuel prices subsequent to the initiation of various hedges. Additionally, BNSF has expanded the percentage of fuel consumption covered by hedges which has further contributed to the hedge benefit. The interest rate hedge benefit is the result of the conversion of fixed-rate long-term debt to floating-rate debt coupled with lower interest rates. The information presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Notes 3 and 9 of the Consolidated Financial Statements describe significant aspects of BNSF’s financial instrument programs which have a material market risk. Additionally, the Company has a fuel surcharge program (see further discussion under the freight revenue section of Item 7).

COMMODITY PRICE SENSITIVITY

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of December 31, 2004, are based on the front month settlement prices of NYMEX #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI) which is defined as the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI, and HO.

At December 31, 2004, BNSF had recorded in the Consolidated Balance Sheet a fuel hedging asset of $369 million for fuel hedges covering 2005 through 2007.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve month period ending December 31, 2005 and the balance sheet impact from the hypothetical price changes, both based on hedge position at December 31, 2004:

Sensitivity Analysis
Hedged commodity price change	Fuel hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel hedge fair value
10% increase	$78 million increase	$115 million increase
10% decrease	$78 million decrease	$105 million decrease

Based on fuel consumption during the twelve month period ending December 31, 2004 of 1,344 million gallons and fuel prices during that same period, excluding the impact of the hedging program, a ten percent increase or decrease in the commodity price per gallon would result in an approximate $152 million increase or decrease, respectively in fuel expense (pre-tax) on an annual basis.

At December 31, 2004, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 3 of the Consolidated Financial Statements.

INTEREST RATE SENSITIVITY

From time to time, BNSF enters into various interest rate hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. These interest rate hedges are accounted for either as cash flow or fair value hedges. BNSF’s measurement of the fair value of these hedges are based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

At December 31, 2004, the fair value of BNSF’s debt was $6,628 million and the interest rate hedging asset was $35 million.

The following table is an estimate of the impact to earnings and the fair value of the total debt and interest rate hedges that could result from hypothetical interest rate changes during the twelve month period ending December 31, 2005 based on debt levels as of December 31, 2004:

Sensitivity Analysis
Hypothetical change in interest rates	Floating rate debt - Annual pre-tax earnings impact	Change in fair value
		Total debt	Interest rate hedges
1 percent decrease	$11 million increase	$588 million increase	$28.0 million increase
1 percent increase	$11 million decrease	$511 million decrease	$28.5 million decrease

Further information on interest rate hedges is incorporated by reference from Note 3 of the Consolidated Financial Statements. Information on the Company’s debt which may be sensitive to interest rate fluctuations is incorporated by reference from Note 9 of the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of BNSF and subsidiary companies, together with the report of independent registered public accounting firm, are included as part of this filing.

The following documents are filed as a part of this report:

Management’s Report on Internal Control Over Financial Reporting

To the Shareholders of Burlington Northern Santa Fe Corporation and Subsidiaries

The management of Burlington Northern Santa Fe Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following pages.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Burlington Northern Santa Fe Corporation

We have completed an integrated audit of Burlington Northern Santa Fe Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Burlington Northern Santa Fe Corporation and its subsidiaries (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed the manner in which it accounts for asset retirement costs.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
February 10, 2005

Burlington Northern Santa Fe Corporation and Subsidiaries

Consolidated Statements of Income

Dollars in millions, except per share data

Year Ended December 31,	2004	2003	2002
Revenues	$10,946	$9,413	$8,979

Operating expenses:
Compensation and benefits	3,322	2,963	2,894
Purchased services	1,424	1,252	1,146
Depreciation and amortization	1,012	910	931
Equipment rents	790	705	698
Fuel	1,335	1,093	848
Materials and other	1,377	825	806

Total operating expenses	9,260	7,748	7,323

Operating income	1,686	1,665	1,656
Interest expense	409	420	428
Other expense, net	4	14	12

Income before income taxes and cumulative effect of accounting change	1,273	1,231	1,216
Income tax expense	482	454	456

Income before cumulative effect of accounting change	791	777	760
Cumulative effect of accounting change, net of tax	—	39	—

Net income	$791	$816	$760

Earnings per share:
Basic earnings per share (before cumulative effect of accounting change)	$2.14	$2.10	$2.01
Basic earnings per share (after cumulative effect of accounting change)	$2.14	$2.21	$2.01
Diluted earnings per share (before cumulative effect of accounting change)	$2.10	$2.09	$2.00
Diluted earnings per share (after cumulative effect of accounting change)	$2.10	$2.19	$2.00

Average shares (in millions):
Basic	370.0	369.1	378.0
Dilutive effect of stock awards	6.6	3.2	2.8

Diluted	376.6	372.3	380.8

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Dollars in millions, shares in thousands

December 31,	2004	2003
Assets
Current assets:
Cash and cash equivalents	$322	$18
Accounts receivable, net	181	137
Materials and supplies	339	266
Current portion of deferred income taxes	308	292
Other current assets	465	157

Total current assets	1,615	870

Property and equipment, net	25,814	25,068
Other assets	1,496	1,009

Total assets	$28,925	$26,947

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,251	$2,110
Long-term debt due within one year	465	244

Total current liabilities	2,716	2,354

Long-term debt and commercial paper	6,051	6,440
Deferred income taxes	7,820	7,481
Casualty and environmental liabilities	941	462
Minimum pension liability	353	359
Employee separation costs	124	144
Other liabilities	1,609	1,212

Total liabilities	19,614	18,452

Commitments and contingencies (see Notes 3, 9 and 10)
Stockholders’ equity:
Common stock, $0.01 par value 600,000 shares authorized; 517,275 shares and 500,685 shares issued, respectively	5	5
Additional paid-in-capital	6,299	5,766
Retained earnings	6,792	6,240
Treasury stock, at cost, 140,463 shares and 129,225 shares, respectively	(3,741)	(3,340)
Unearned compensation	(43)	(36)
Accumulated other comprehensive income (loss)	(1)	(140)

Total stockholders’ equity	9,311	8,495

Total liabilities and stockholders’ equity	$28,925	$26,947

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Dollars in millions

Year Ended December 31,	2004	2003	2002
Operating activities
Net income	$791	$816	$760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,012	910	931
Deferred income taxes	237	460	432
Employee separation costs paid	(33)	(43)	(55)
Cumulative effect of accounting change, net of tax	—	(39)	—
Long-term Casualty and environmental liabilities, net	477	20	32
Other, net	(84)	28	(41)
Changes in current assets and liabilities:
Accounts receivable, net	(40)	4	31
Materials and supplies	(73)	(39)	(25)
Other current assets	(144)	5	(28)
Accounts payable and other current liabilities	234	163	69

Net cash provided by operating activities	2,377	2,285	2,106

Investing activities

Capital expenditures	(1,527)	(1,726)	(1,358)
Other, net	(68)	(80)	(159)

Net cash used for investing activities	(1,595)	(1,806)	(1,517)

Financing activities
Net decrease in commercial paper and bank borrowings	(242)	(77)	(96)
Proceeds from issuance of long-term debt	250	265	300
Payments on long-term debt	(300)	(339)	(294)
Dividends paid	(231)	(191)	(183)
Proceeds from stock options exercised	420	68	40
Purchase of BNSF common stock	(376)	(217)	(353)
Other, net	1	2	(1)

Net cash used for financing activities	(478)	(489)	(587)

Increase (decrease) in cash and cash equivalents	304	(10)	2
Cash and cash equivalents:
Beginning of year	18	28	26

End of year	$322	$18	$28

Supplemental cash flow information
Interest paid, net of amounts capitalized	$476	$458	$463
Income taxes paid, net of refunds	$159	$26	$55
Non-cash financing	$104	$24	$166

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Shares in thousands, dollars in millions, except per share data

	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2001	492,818	(107,041)	$5,589	$5,048	$(2,745)	$(34)	$(9)	$7,849
Comprehensive income:
Net income			—	760	—	—	—	760
Minimum pension liability adjustment, net of tax benefit of $136			—	—	—	—	(220)	(220)
Fuel/ interest hedge mark-to-market, net of tax expense of $12			—	—	—	—	20	20

Total comprehensive income			—	760	—	—	(200)	(560)

Common stock dividends, $0.48 per share		—	—	(183)	—	—	—	(183)
Adjustments associated with unearned compensation, restricted stock	1,527	(634)	25	—	—	(5)	—	20
Exercise of stock options and related tax benefit of $6	2,338	(555)	55	—	(16)	—	—	39
Purchase of BNSF common stock	—	(12,675)	—	—	(353)	—	—	(353)

Balance at December 31, 2002	496,683	(120,905)	5,669	5,625	(3,114)	(39)	(209)	7,932
Comprehensive income:
Net income			—	816	—	—		816
Minimum pension liability adjustment, net of tax expense of $3			—	—	—	—	6	6
Fuel/ interest hedge mark-to-market, net of tax expense of $38			—	—	—	—	63	63

Total comprehensive income			—	816	—	—	69	885

Common stock dividends, $0.54 per share		—	—	(201)	—		—	(201)
Adjustments associated with unearned compensation, restricted stock	781	(54)	22	—	—	3	—	25
Exercise of stock options and related tax benefit of $7	3,221	(316)	80	—	(9)	—	—	71
Purchase of BNSF common stock	—	(7,950)	—	—	(217)	—	—	(217)

Balance at December 31, 2003	500,685	(129,225)	5,771	6,240	(3,340)	(36)	(140)	8,495
Comprehensive income:
Net income			—	791	—	—	—	791
Minimum pension liability adjustment, net of tax expense of $3			—	—	—	—	3	3
Fuel/ interest hedge mark-to-market, net of tax expense of $83			—	—	—	—	136	136

Total comprehensive income			—	791	—	—	139	930

Common stock dividends, $0.64 per share	—	—	—	(239)				(239)
Adjustments associated with unearned compensation, restricted stock	1,135	(49)	44	—		(7)	—	37
Exercise of stock options and related tax benefit of $53	15,455	(746)	489	—	(25)	—	—	464
Purchase of BNSF common stock	—	(10,443)	—	—	(376)	—	—	(376)

Balance at December 31, 2004	517,275	(140,463)	$6,304	$6,792	$(3,741)	$(43)	$(1)	9,311

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe Corporation (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF, its majority-owned subsidiaries, and a variable interest entity for which BNSF is the primary beneficiary (see Note 2 of the Consolidated Financial Statements below), all of which are separate legal entities (collectively, the Company), is engaged primarily in management of its investment in its principal and wholly-owned subsidiary, BNSF Railway Company (BNSF Railway). BNSF Railway operates one of the largest railroad networks in North America with approximately 32,000 route miles covering 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 40 percent, 23 percent, 21 percent and 16 percent, respectively, of total freight revenues for the year ended December 31, 2004.

2. Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of BNSF, including its principal subsidiary BNSF Railway. All significant intercompany accounts and transactions have been eliminated.

IMPLEMENTATION OF FIN 46R

In 2001, BNSF Railway entered into the San Jacinto Rail Limited partnership (the Partnership) with subsidiaries of three chemical manufacturing companies. The original purpose of this Partnership was to construct and BNSF to operate a 13-mile rail line, to service these and other chemical and plastics manufacturing facilities in the Houston, Texas area. BNSF Railway owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility.

The Company determined that San Jacinto Rail Limited, a previously unconsolidated subsidiary, was required to be consolidated pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, on March 31, 2004, as the Partnership qualifies as a variable interest entity and the Company is the primary beneficiary. This consolidation had a minimal impact to the Consolidated Statements of Income due to the fact that the Company accounted for this investment prior to the adoption of FIN 46R under the equity method of accounting and the Partnership’s losses to date have been minimal. The consolidation resulted in an increase in assets of $54 million, which includes $26 million in cash and $23 million in land and related development costs, an increase in liabilities of $55 million, including $50 million of short-term debt, and a decrease in equity of $1 million (see Note 7 of the Consolidated Financial Statements for additional information regarding the Partnership).

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

The following table presents the pro forma net income and earnings per share if SFAS No. 143 would have been applied retroactively (in millions, except per share data):

Year ended December 31,	2004	2003	2002
Net income as reported	$791	$816	$760
Pro forma net income	$791	$777	$749

Earnings per share
Basic – as reported	$2.14	$2.21	$2.01

Basic – pro forma	$2.14	$2.10	$1.98

Diluted – as reported	$2.10	$2.19	$2.00

Diluted – pro forma	$2.10	$2.09	$1.97

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

REVENUE RECOGNITION

Transportation revenues are recognized based upon the proportion of service provided as of the balance sheet date. Revenues from ancillary services are recognized when performed. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to revenue on a pro-rata basis based on actual or projected future customer shipments. When using projected shipments, the Company relies on historic trends as well as economic and other indicators to estimate the liability for customer incentives.

ACCOUNTS RECEIVABLE, NET

Accounts receivable, net includes accounts receivable reduced by an allowance for bill adjustments and uncollectible accounts. The allowance for bill adjustments and uncollectible accounts is based on historical experience as well as any known trends or uncertainties related to customer billing and account collectibility.

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

PROPERTY AND EQUIPMENT, NET

Property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The Company uses the group method of depreciation in which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. Upon normal sale or retirement of certain depreciable railroad property, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. The disposals of land and non-rail property as well as significant premature retirements are recorded as gains or losses at the time of their occurrence.

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

ENVIRONMENTAL LIABILITIES

Liabilities for environmental cleanup costs are initially recorded when BNSF’s liability for environmental cleanup is both probable and reasonably estimable. BNSF utilizes a third party actuary to assist the Company in estimating substantially all of its environmental liabilities. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates for these liabilities are undiscounted.

PERSONAL INJURY CLAIMS

Liabilities for personal injury claims are initially recorded when the expected loss is both probable and reasonably estimable. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. The liability and ultimate expense projections are developed with the assistance of third parties. Liabilities recorded for unasserted personal injury claims, including those related to asbestos, are based on information currently available. Estimates of liabilities for personal injury claims are undiscounted.

INCOME TAXES

Deferred tax assets and liabilities are measured using the tax rates that apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized or paid. Valuation allowances are established to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized.

STOCK-BASED COMPENSATION

At December 31, 2004, the Company had stock-based employee compensation plans. The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock based plans. In accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense has been recognized for its fixed stock option plans as the exercise price equals the stock price on the date of grant. Stock-based compensation expense related to restricted stock has been recognized as compensation expense. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except per share data):

Year Ended December 31,	2004	2003	2002
Net income, as reported	$791	$816	$760

Stock-based employee compensation expense included in reported net income, net of related tax effects	19	11	10

Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(41)	(36)	(32)

Pro forma net income	$769	$791	$738

Earnings per share:
Basic – as reported	$2.14	$2.21	$2.01

Basic – pro forma	$2.08	$2.14	$1.95

Diluted – as reported	$2.10	$2.19	$2.00

Diluted – pro forma	$2.04	$2.13	$1.94

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,	2004	2003	2002
Weighted average expected life (years)	3.9	4.0	4.0
Weighted average expected volatility	26.1%	35.0%	35.0%
Weighted average dividend per share	$0.61	$0.49	$0.48
Weighted average risk free interest rate	3.45%	2.17%	3.89%
Weighted average fair value of options granted per share	$7.03	$7.20	$7.84

See Note 16 of the Consolidated Financial Statements for additional information regarding developments related to SFAS 123 and SFAS 123R.

PENSION AND OTHER POST-EMPLOYMENT BENEFITS

BNSF uses a third party actuary to assist the Company in estimating liabilities and expenses for pensions and OPEB. Estimated amounts are based on historical information, current information and estimates regarding future events and circumstances. Significant assumptions used in the valuation of pension and/or OPEB liabilities include the expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate.

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

FUEL

Fuel costs represented 14 percent of total operating expenses during 2004 and 2003 and 12 percent of total operating expenses during 2002. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during 2004 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $13 million of additional fuel expense on an annual basis.

TOTAL FUEL HEDGING PROGRAM

As of December 31, 2004, BNSF’s total fuel hedging program covered approximately 52 percent, 27 percent and 3 percent of estimated fuel purchases for 2005, 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel hedge transactions were as follows (in millions):

Year Ended December 31,	2004	2003	2002
Hedge benefit	$337	$65	$50
Ineffective portion of unexpired hedges	1	3	—
Tax effect	(130)	(26)	(19)

Hedge benefit, net of tax	$208	$42	$31

The amounts recorded in the Consolidated Balance Sheets for fuel hedge transactions were as follows (in millions):

December 31,	2004	2003
Short-term fuel hedging asset	$264	$102
Long-term fuel hedging asset	105	43
Ineffective portion of unexpired hedges	(4)	(3)
Tax effect	(140)	(55)

Amount included in AOCI, net of tax	$225	$87

Settled fuel hedging contracts receivable	$131	$21

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 HEATING OIL HEDGES

As of December 31, 2004, BNSF had entered into fuel swap and costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

During 2004, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of 85 million gallons of fuel at an average price of approximately $0.95 per gallon and costless collar agreements utilizing HO to hedge the equivalent of approximately 170 million gallons of fuel with an average cap price of $0.94 per gallon and an average floor price of $0.87 per gallon. The following table provides fuel hedge data based upon the quarter being hedged for all HO fuel hedges outstanding at December 31, 2004.

	Quarter Ending
2005	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	9.45	25.20	18.90	15.75	69.30
Average swap price (per gallon)	$1.00	$0.92	$0.91	$0.93	$0.93
Fair value (in millions)	$2	$5	$4	$4	$15

HO Collars
Gallons hedged (in millions)	—	6.30	12.60	22.05	40.95
Average cap price (per gallon)	$—	$0.97	$0.96	$0.98	$0.97
Average floor price (per gallon)	$—	$0.89	$0.88	$0.90	$0.89
Fair value (in millions)	$—	$1	$3	$4	$8

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	15.75	22.05	28.35	31.50	97.65
Average cap price (per gallon)	$0.97	$0.92	$0.91	$0.94	$0.93
Average floor price (per gallon)	$0.90	$0.84	$0.84	$0.87	$0.86
Fair value (in millions)	$3	$4	$5	$5	$17

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	31.50	—	—	—	31.50
Average cap price (per gallon)	$0.93	$—	$—	$—	$0.93
Average floor price (per gallon)	$0.86	$—	$—	$—	$0.86
Fair value (in millions)	$6	$—	$—	$—	$6

WEST TEXAS INTERMEDIATE CRUDE OIL HEDGES

In addition, BNSF enters into fuel swap and costless collar agreements utilizing WTI. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 32 cents per gallon.

During 2004, the Company entered into costless collar agreements utilizing WTI to hedge the equivalent of approximately 154 million gallons of fuel with an average cap price of $32.61 per barrel and an average floor price of $28.31 per barrel. The following tables provide fuel hedge data based upon the quarter being hedged for all WTI fuel hedges outstanding at December 31, 2004.

	Quarter Ending
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	600	675	1,125	1,350	3,750
Equivalent gallons hedged (in millions)	25.20	28.35	47.25	56.70	157.50
Average swap price (per barrel)	$24.26	$24.67	$24.55	$24.54	$24.52
Fair value (in millions)	$12	$12	$20	$22	$66

WTI Collars
Barrels hedged (in thousands)	3,750	3,225	2,325	1,650	10,950
Equivalent gallons hedged (in millions)	157.50	135.45	97.65	69.30	459.90
Average cap price (per barrel)	$26.73	$26.47	$26.66	$27.11	$26.69
Average floor price (per barrel)	$22.13	$21.89	$22.07	$22.57	$22.11
Fair value (in millions)	$62	$53	$36	$24	$175

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per barrel)	$24.43	$25.16	$25.69	$—	$24.83
Fair value (in millions)	$21	$10	$5	$—	$36

WTI Collars
Barrels hedged (in thousands)	1,500	1,500	825	525	4,350
Equivalent gallons hedged (in millions)	63.00	63.00	34.65	22.05	182.70
Average cap price (per barrel)	$30.05	$30.20	$30.81	$31.93	$30.47
Average floor price (per barrel)	$25.66	$25.79	$26.32	$27.42	$26.04
Fair value (in millions)	$17	$16	$8	$4	$45

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$33.00	$—	$—	$—	$33.00
Average floor price (per barrel)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$1	$—	$—	$—	$1

NYMEX #2 HEATING OIL REFINING SPREAD HEDGES

In addition, BNSF has entered into fuel swap agreements utilizing the HO refining spread (HO-WTI). HO-WTI is the difference in price between HO and WTI; therefore a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. As of December 31, 2003, the Company was utilizing HO-WTI fuel hedges. However, the Company did not enter into any additional HO-WTI swaps during 2004 and there were no HO-WTI fuel hedges outstanding as of December 31, 2004.

SUMMARIZED COMPARATIVE PRIOR YEAR INFORMATION

The following table provides summarized comparative information for hedge transactions as of December 31, 2003.

	December 31, 2003
Year ending,	2004	2005	2006
HO Swaps
Gallons hedged (in millions)	696.15	—	—
Average swap price (per gallon)	$0.71	$—	$—
Fair value (in millions)	$79	$—	$—

WTI Swaps
Barrels hedged (in thousands)	2,250	3,750	2,400
Equivalent gallons hedged (in millions)	94.50	157.50	100.8
Weighted average swap price	$20.85	$24.52	$24.83
Fair value (in millions)	$21	$10	$4

WTI Collars
Barrels hedged (in thousands)	975	9,900	1,875
Equivalent gallons hedged (in millions)	40.95	415.8	78.75
Weighted average cap price	$28.52	$26.06	$27.69
Weighted average floor price	$24.10	$21.46	$23.06
Fair value (in millions)	$2	$27	$2

HO-WTI Swaps
Barrels hedged (in thousands)	2,250	—	—
Equivalent gallons hedged (in millions)	94.50	—	—
Average swap price (per barrel)	$4.16	$—	$—
Fair value (in millions)	$—	$—	$—

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

TOTAL INTEREST RATE HEDGING PROGRAM

All interest rate hedging transactions outstanding with an interest rate component are reflected in the tables below.

	December 31, 2004
	Maturity Date						Total	Fair Value
	2005	2006	2007	2008	2009	Thereafter
Fair value hedges
Fixed to variable swaps (in millions)	$300	—	$300	—	$200	$250	$1,050	$35
Average fixed rate	6.38%	—	7.88%	—	6.13%	7.13%	6.93%
Average floating rate	3.95%	—	4.67%	—	2.97%	5.36%	4.31%

BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

SUMMARIZED COMPARATIVE PRIOR YEAR INFORMATION

	December 31, 2003
	Maturity Date						Total	Fair Value
	2004	2005	2006	2007	2008	Thereafter
Fair value hedges
Fixed to variable swaps (in millions)	$100	$300	—	$300	—	$200	$900	$65
Average fixed rate	8.63%	6.38%	—	7.88%	—	6.13%	7.07%
Average floating rate	5.44%	2.63%	—	3.75%	—	1.65%	3.10%

FAIR VALUE INTEREST RATE HEDGES

The Company enters into interest rate swaps to convert fixed-rate debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of December 31, 2004 and 2003, BNSF had thirteen and nine separate swaps outstanding, respectively, on a notional amount of $1,050 million and $900 million, respectively, in which it pays an average floating rate, which fluctuates quarterly, based on London Interbank Offered Rate (LIBOR). The average floating rate to be paid by BNSF as of December 31, 2004, was 4.31 percent and the average fixed rate BNSF is to receive is 6.93 percent. These swaps will expire between 2005 and 2010.

The amounts recorded in the Consolidated Statements of Income, as a reduction of interest expense, for interest rate fair value hedge transactions were as follows (in millions):

Year Ended December 31,	2004	2003	2002
Hedge benefit	$36	$35	$26
Tax effect	(14)	(13)	(10)

Hedge benefit, net of tax	$22	$22	$16

The amounts recorded on the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, with a corresponding increase to debt or accrued interest, were as follows (in millions):

December 31,	2004	2003
Short-term interest rate hedging asset	$10	$9
Long-term interest rate hedging asset	$25	$56

CASH FLOW INTEREST RATE HEDGES

The Company uses interest rate swaps to fix the LIBOR component of commercial paper. These swaps are accounted for as cash flow hedges under SFAS No. 133 and qualify for the short cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of December 31, 2004 and 2003, BNSF had no interest rate swaps outstanding to fix the LIBOR component of commercial paper, but had interest rate swaps outstanding for a notional amount of $100 million at December 31, 2002 which expired in 2003. The Company recorded a Hedge loss of $1 million, net of a tax benefit of $1 million for the year ended December 31, 2002 related to this interest rate swap.

In anticipation of a future debt issuance, BNSF entered into three treasury lock transactions in August 2004, with a notional amount of $250 million to fix the treasury component on a future 10-year debt issuance. The weighted-average locked-in rate was 4.41 percent. The treasury locks were closed in November 2004 in connection with the issuance of $250 million of 4.88 percent notes due January 15, 2015. BNSF paid the counterparties $3.6 million on November 22, 2004, and this payment will be amortized over the life of the related notes.

In 2002, BNSF entered into three treasury lock transactions totaling $150 million to fix the treasury component on a future 10-year debt issuance. The average locked-in rate was 4.38 percent. These treasury locks were closed in May 2003 in connection with the issuance of $250 million of 4.30 percent notes due July 1, 2013. BNSF paid the counterparties $10 million on the closing date and this payment will be amortized over the life of the related notes.

4. Other Expense, Net

Other expense, net includes the following (in millions):

Year Ended December 31,	2004	2003	2002
Accounts receivable sale fees	$10	$9	$12
Loss from participation in synthetic fuel partnership	3	—	—
Miscellaneous, net	(9)	5	—

Total	$4	$14	$12

During the fourth quarter of 2004, BNSF indirectly purchased a 4.17 percent ownership of a synthetic fuel partnership through a 50 percent interest in a limited liability company with an unrelated entity. The synthetic fuel partnership generates Section 29 synthetic fuel tax credits which reduce the Company’s effective tax rate (see Note 5 of the Consolidated Financial Statements for additional information). In 2004 BNSF received a tax benefit from its participation in the partnership of approximately $3.5 million related to the fuel tax credits and the deduction of partnership operating losses. The Company recorded approximately $3 million of other expense, net related to the Company’s share of the partnership’s losses under the equity method of accounting. The partnership does not qualify for consolidation under FIN 46R, as BNSF is not the primary beneficiary of the partnership. The Company’s maximum future exposure to loss related to the activities of the synthetic fuel partnership is based upon the actual synthetic fuel produced by the partnership and is estimated to equal $36 million. However, the Company believes that any losses will be more than offset by the synthetic fuel tax credits.

5. Income Taxes

Income tax expense (benefit) was as follows (in millions):

Year Ended December 31,	2004	2003	2002
Current:
Federal	$212	$(12)	$21
State	33	6	3

Total current	$245	$(6)	$24

Deferred:
Federal	$211	$408	$378
State	26	52	54

Total deferred	$237	$460	$432

Total	$482	$454	$456

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

Year Ended December 31,	2004	2003	2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.0	3.0	3.1
Tax settlement	—	(1.0)	—
Synthetic fuel credits	(0.2)	—	—
Other, net	0.1	(0.1)	(0.6)

Effective tax rate	37.9%	36.9%	37.5%

The lower effective tax rate in 2003 primarily reflects a tax settlement attributable to prior years that was settled favorably in 2003.

The components of deferred tax assets and liabilities were as follows (in millions):

December 31,	2004	2003
Deferred tax liabilities:
Depreciation and amortization	$(8,222)	$(7,806)
Hedging	(139)	(56)
Other	(210)	(190)

Total deferred tax liabilities	(8,571)	(8,052)

Deferred tax assets:
Casualty and environmental	387	215
Employee separation costs	58	67
Compensation and Benefits	123	93
Pension and post-retirement benefits	227	233
Other	264	255

Total deferred tax assets	1,059	863

Net deferred tax liability	$(7,512)	$(7,189)

Non-current deferred income tax liability	$(7,820)	$(7,481)
Current deferred income tax asset	308	292

Net deferred tax liability	$(7,512)	$(7,189)

All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation, are closed through 1994 and the business combination date of September 1995, respectively. Internal Revenue Service examination of the years 1995 through 1999 for BNSF is completed and protests of the unagreed issues have been filed with IRS Appeals. BNSF is currently under examination for years 2000 through 2002. In addition, BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Due to the capital-intensive nature of BNSF’s business, a significant portion of the audit issues with the IRS and other taxing authorities relate to whether expenditures are classified as maintenance or capital and whether certain asset valuations are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2004.

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

SFRC renewed $350 million of its $700 million accounts receivable facility, effective June 2004, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivable facility with a five year term in June 2003. As a result of amendments to the facilities, the commitments of the investors are currently scheduled to expire in October 2005 and October 2008, respectively. The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at December 31, 2004. Outstanding undivided interests held by investors under the A/R sales program were $650 million and $625 million at December 31, 2004 and 2003, respectively. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $894 million and $808 million of receivables transferred by SFRC to the master trust at December 31, 2004 and December 31, 2003, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $244 million and $183 million at December 31, 2004 and 2003, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $650 million and $625 million, at December 31, 2004 and 2003, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $11.6 billion, $9.8 billion and $9.5 billion in 2004, 2003 and 2002, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $10 million, $9 million and $12 million, for the years ended December 31, 2004, 2003 and 2002, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 1.4 percent, 1.1 percent and 2.0 percent for the years ended December 31, 2004, 2003 and 2002, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

Receivables funded under the A/R sales program may not include, among other things, amounts over 90 days past due or concentrations over certain limits with any one customer. At December 31, 2004 and December 31, 2003, $77 million and $78 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At December 31, 2004 and December 31, 2003, $59 million and $85 million, respectively, of such allowances had been recorded of which $52 million and $77 million, respectively, had been recorded as a reduction to accounts receivable, net. Additionally, at December 31, 2004 and December 31, 2003, approximately $7 million and $8 million, respectively, had been recorded as an allowance for bill adjustments and uncollectible accounts in accounts payable and other current liabilities because they relate to the $650 million and $625 million of outstanding undivided interests held by investors at December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, $8 million and $7 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At December 31, 2004, BNSF Railway was in compliance with these provisions.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the weighted average annual depreciation rates (%) were as follows:

December 31,	2004	2003	2004 Depreciation Rates
Land	$1,554	$1,519	—%
Track structure	14,427	13,818	3.4
Other roadway	10,670	10,199	2.5
Locomotives	3,492	3,468	4.9
Freight cars and other equipment	1,807	1,757	4.8
Computer hardware and software	382	313	11.8

Total cost	32,332	31,074
Less accumulated depreciation and amortization	(6,518)	(6,006)

Property and equipment, net	$25,814	$25,068

The Consolidated Balance Sheets at December 31, 2004 and 2003, included $978 million, net of $332 million of amortization, and $940 million, net of $281 million of amortization, respectively, for property and equipment under capital leases, primarily for locomotives.

The Company capitalized $10 million, $9 million, and $13 million of interest for the years ended December 31, 2004, 2003, and 2002, respectively.

SAN JACINTO RAIL PARTNERSHIP

As described in Note 2 of the Consolidated Financial Statements, the original purpose of the San Jacinto Limited Partnership was to construct and BNSF to operate a 13-mile rail line to service several chemical and plastics manufacturing facilities in the Houston, Texas area. In the fourth quarter of 2004, BNSF reached an agreement with another carrier for an alternative means of access to the facilities by using the other railroad’s existing line. As consideration for the trackage rights and alternative access rights, BNSF agreed to compensate the other railroad, in lieu of rent, by a combination of cash and waiver of certain payment obligations of the other carrier for future payments related to prospective capital projects to be performed on jointly-operated facilities of BNSF and the other carrier. In January 2005, upon implementation of the terms of this agreement, the Company recorded an intangible asset of $92 million for the trackage rights, amortization of which is estimated to be approximately $3 million per year. In February 2005, the Surface Transportation Board announced its approval of the alternative access by means of trackage rights over the other carrier’s existing lines.

The current fair market value of San Jacinto’s assets, including land, is approximately $4 million, determined based on comparable sales and existing property listing information on other properties located near the subject properties. As a result of a plan to sell these assets in 2005, the Company recorded a pre-tax impairment charge of $24 million in materials and other expense which reduced net income by $15 million, or $0.04 per share for 2004. Additionally, the short-term debt that was recorded upon consolidation was repaid during the fourth quarter.

8. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

December 31,	2004	2003
Compensation and benefits payable	$545	$448
Casualty and environmental liabilities	248	250
Accounts payable	234	222
Property tax liabilities	134	132
Income tax liabilities	79	3
Customer incentives	141	107
Rents and leases	161	121
Equipment purchases	6	114
Accrued interest	99	111
Employee separation costs	30	35
Other	574	567

Total	$2,251	$2,110

9. Debt

Debt outstanding was as follows (in millions):

December 31,	2004	2003
Notes and debentures, weighted average rate of 6.2 percent, due 2005 to 2097	$4,909	$4,790
Equipment obligations, weighted average rate of 7.0 percent, due 2005 to 2016	476	537
Capitalized lease obligations, weighted average rate of 7.5 percent, due 2005 to 2023	632	612
Mortgage bonds, weighted average rate of 8.3 percent, due 2006 to 2047	388	391
Financing obligations, weighted average rate of 6.3 percent, due 2012 to 2028	153	153
Commercial paper	—	242
Unamortized discount and other, net	(42)	(41)

Total	6,516	6,684
Less current portion of long-term debt	(465)	(244)

Long-term debt	$6,051	$6,440

Notes and debentures include increases related to fair value adjustments for hedges of $31 million and $59 million at December 31, 2004 and 2003, respectively.

Certain BNSF Railway properties and other assets are subject to liens securing $388 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and capital leases.

The following tables provide fair value information for the Company’s debt obligations including principal cash flows and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2004. The fair values presented in the tables do not include the fair value of the swaps and treasury locks.

	December 31, 2004
	Maturity Date						Total including capital leases	Total excluding capital leases	Fair value excluding capital leases
	2005	2006	2007	2008	2009	Thereafter
Fixed-rate debt (in millions)	$160	$448	$151	$150	$123	$4,404	$5,436	$4,804	$5,455
Average interest rate	7.8%	8.7%	8.0%	7.8%	7.5%	6.7%	7.0%
Variable-rate debt (in millions)	$305	$—	$311	$—	$214	$250	$1,080	$1,080	$1,173
Average interest rate	4.5%	—	6.0%	—	4.3%	7.0%	5.5%

	December 31, 2003
	Maturity Date						Total including capital leases	Total excluding capital leases	Fair value excluding capital leases
	2004	2005	2006	2007	2008	Thereafter
Fixed-rate debt (in millions)	$142	$146	$432	$135	$135	$4,493	$5,483	$4,871	$5,380
Average interest rate	7.1%	7.1%	8.4%	6.9%	6.9%	6.8%	7.0%
Variable-rate debt (in millions)	$102	$316	$—	$322	$242	$219	$1,201	$1,201	$1,276
Average interest rate	5.6%	3.6%	—	5.5%	3.5%	4.3%	4.4%

In the two tables above, maturities in 2008 exclude $200 million of 7.29 percent debentures which mature in 2036 but are redeemable in 2008 at the option of the debt holders. In addition, maturities in 2008 in the 2003 table above include $242 million of commercial paper.

The fair value of BNSF’s long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities. Capital leases have been excluded from the calculation of fair value for both 2003 and 2004. The carrying amount of commercial paper and bank debt approximates fair value because of the short maturity of these instruments.

NOTES AND DEBENTURES

2004

The Company issued $250 million of 4.88 percent notes due January 15, 2015. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

BNSF had $500 million of debt capacity available under its shelf registration at December 31, 2004.

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

COMMERCIAL PAPER

BNSF issues commercial paper from time to time that is supported by bank revolving credit agreements. At December 31, 2004, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. In June 2004, the Company extended the expiration date of the Company’s $700 million short-term facility to June 2005. The Company has the ability to have any amounts then outstanding mature as late as June 2006. The Company also has a long-term facility in the amount of $500 million which expires in June 2008. In total, the bank revolving credit agreements allow borrowings of up to $1.2 billion at December 31, 2004. Annual facility fees are currently 0.100 percent and 0.150 percent for the short-term and long-term facilities, respectively. Both rates are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The Company classifies commercial paper as long-term to the extent of its borrowing capacity under these facilities. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements. At December 31, 2004, the Company was in compliance.

Commercial paper outstanding as of December 31, 2004, is issued to a consolidated subsidiary of BNSF and is eliminated upon consolidation. However, the maturity value of commercial paper as of December 31, 2004, of $311 million, reduces the total capacity available under the revolving credit agreements to approximately $889 million.

FINANCING OBLIGATIONS

2002

The Company constructed an intermodal facility built by a third party real estate developer and entered into an agreement to lease the intermodal facility for 20 years from a third party lessor. Under accounting guidance, the Company was considered the owner of the facility during the construction period. The transaction was evaluated and it was determined that sale-leaseback accounting did not apply due to the existence of a purchase option. Accordingly, the transaction was treated as a financing for which the Company recorded an asset in property and equipment, net and a liability in long-term debt and commercial paper of $138 million that represented the fair market value at lease inception.

GUARANTEES

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2004 are as follows (dollars in millions):

	Guarantees					Capitalized Obligations [b]
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount [a]	Remaining Term (in years)
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$65	$104	$104	14	$37
Westside Intermodal Transportation Corporation	0.0%	$45	$73	$—	19	$39
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$23	$—	19	$12
Various lessors (Residual value guarantees)	0.0%	N/A	$298	$298	Various	$—
All other	0.0%	$10	$11	$5	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.

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

The maximum future payments, as disclosed in the table above, represent the undiscounted maximum amount that BNSF could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment was zero. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of December 31, 2004, the Company has recorded a $68 million asset and corresponding liability for the fair value of the RVGs. This amount includes a $21 million asset and corresponding liability related to locomotives financed during the fourth quarter of 2004.

ALL OTHER

As of December 31, 2004, BNSF Railway guarantees $10 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $5 million of the $10 million of guarantees. These guarantees expire between 2005 and 2014.

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

10. Commitments and Contingencies

LEASE COMMITMENTS

BNSF has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments (which reflect leases having non-cancelable lease terms in excess of one year) as of December 31, 2004, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases
2005	$134	$492
2006	133	454
2007	120	407
2008	109	398
2009	82	381
Thereafter	199	3,280

Total	777	$5,412

Less amount representing interest	(145)

Present value of minimum lease payments	$632

Lease rental expense for all operating leases was $496 million, $462 million and $448 million for the years ended December 31, 2004, 2003 and 2002, respectively. Contingent rentals and sublease rentals were not significant.

OTHER COMMITMENTS

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

PERSONAL INJURY AND ENVIRONMENTAL COSTS

CHARGE FOR ASBESTOS AND ENVIRONMENTAL COSTS

During 2004, BNSF recorded a $465 million pre-tax charge to reflect changes in its estimate of unasserted asbestos liabilities and environmental liabilities. Of this amount, $293 million and $172 million were related to asbestos and environmental liabilities, respectively. The $465 million pre-tax charge was recorded in materials and other expense and reduced net income by $288 million, or $0.77 per share during 2004.

PERSONAL INJURY

Personal injury claims, including employee work-related injuries, asbestos claims and third party injuries, are a significant expense for the railroad industry. Personal injury claims by BNSF Railway employees are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to increased expenses in past years. Other proceedings include claims by non-employees for punitive as well as compensatory damages. A few proceedings purport to be class actions. The variability present in settling these claims, including non-employee personal injury and matters in which punitive damages are alleged, could result in increased expenses in future years. BNSF has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

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

Prior to 2000, claim filings against the Company for asbestos were not numerous and were sporadic. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. The Company believed, however, that the low end of the range of reasonably possible loss, as that term is used in FASB Interpretation No. 14 (FIN 14), Reasonable Estimation of the Amount of a Loss, was immaterial. Subsequent to this period, claim filings increased and when they continued into 2004, the Company concluded that the low end of the range of reasonably possible loss would be material and that an estimate for unasserted asbestos exposure liability needed to be recorded. BNSF then engaged a third party with extensive experience in performing asbestos studies to assist in assessing the unasserted liability exposure. The objective of the assessment was to determine the number of estimated unasserted asbestos claims and the estimated average cost per claim. The Company, with the assistance of the third party, first determined its exposed population from which it was able to derive the estimated number of unasserted claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data. Based on the assessment, the Company recorded an undiscounted $293 million pre-tax charge for unasserted asbestos claims. The $293 million pre-tax charge was recorded in materials and other expense and reduced net income by $182 million, or $0.49 per share, for the year ended December 31, 2004.

BNSF anticipates obtaining annual updates of the study. On a quarterly basis, BNSF will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to the Company’s estimates will be recorded quarterly if necessary. More periodic updates to the study will occur if trends necessitate a change.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	2004	2003	2002
Beginning balance	$60	$55	$41
Accruals	308	25	31
Payments	(23)	(20)	(17)

Ending balance at December 31,	$345	$60	$55

Of the December 31, 2004, obligation, $292 million is related to unasserted claims while $53 million is related to asserted claims. At both December 31, 2004 and 2003, $18 million is included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding only asserted asbestos claims filed against BNSF:

	2004	2003
Claims unresolved at January 1,	1,985	1,719
Claims filed	712	1,023
Claims settled, dismissed or otherwise resolved	(771)	(757)

Claims unresolved at December 31,	1,926	1,985

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $250 million to $450 million. However, BNSF believes that the $345 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

OTHER PERSONAL INJURY

BNSF uses a third party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency, and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FASB Interpretation No. 14 (FIN 14), Reasonable Estimation of the Amount of a Loss, is immaterial.

BNSF obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	2004	2003	2002
Beginning balance	$453	$441	$417
Accruals	194	190	197
Payments	(188)	(178)	(173)

Ending balance at December 31,	$459	$453	$441

At December 31, 2004 and 2003, $170 million and $182 million were included in current liabilities, respectively. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding personal injury claims, other than asbestos, filed against BNSF:

	2004	2003
Claims unresolved at January 1,	4,393	4,669
Claims filed	3,632	3,779
Claims settled, dismissed or otherwise resolved	(3,909)	(4,055)

Claims unresolved at December 31,	4,116	4,393

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $400 million to $550 million. However, BNSF believes that the $459 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

The amounts recorded by BNSF for other personal injury claims were based upon currently known facts. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding personal injury litigation in the United States, could cause the actual costs to be higher or lower than projected.

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

BNSF INSURANCE COMPANY

The Company has a consolidated, wholly owned subsidiary, Burlington Northern Santa Fe Insurance Company LTD. (BNSF IC) that provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the first quarter of 2004, BNSF IC entered into a reinsurance pooling agreement with several other companies. The pool insures workers compensation, general liability, auto liability, and FELA risk. In accordance with the agreement, BNSF IC cedes a portion of its FELA exposure to the pool and assumes a proportionate share of the entire pool’s risk. The pooling agreement is subject to annual renewal. At December 31, 2004, BNSF IC had invested in commercial paper issued by BNSF and third party time deposits and money market accounts.

ENVIRONMENTAL

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on such factors as relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments in recent periods, the Company performed an assessment to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third party actuary had proprietary data that included information from the EPA and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because of its determination that a better estimate of future developments could be made with this data, BNSF engaged this third party actuary, which has extensive background in performing various studies for large companies, including environmental matters, to assist BNSF in determining its potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities. Consequently, during 2004, BNSF recorded an undiscounted $172 million pre-tax charge related to its change in estimated environmental liabilities on a site by site basis. The $172 million pre-tax charge was recorded in materials and other expense and reduced net income by $106 million, or $0.28 per share, for 2004. The charge does not include (i) contaminated sites of which the Company is not aware, and (ii) additional amounts for third party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites. BNSF continues to estimate third party claims on a site by site basis when the liability for such claims is probable and a reasonable estimate of associated loss can be made. BNSF’s recorded liability for third party claims as of December 31, 2004 is approximately $25 million.

The Company’s estimate of ultimate cost for clean up efforts at its known environmental sites utilizes BNSF’s historical payment patterns, its current estimated percentage to closure ratios, and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the EPA and other governmental agencies. These factors incorporate experience gained from clean up efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress. BNSF also conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in, and the ability to pay for, cleanup of other PRPs.

BNSF anticipates obtaining annual updates of the study. On a quarterly basis, BNSF will also monitor actual experience against the forecasted remediation and related payments made on existing sites. Additionally, BNSF will continue its existing, quarterly process to monitor developments to further benchmark actuarial results. Adjustments to the Company’s estimates will continue to be recorded quarterly if necessary based upon developments in subsequent periods. More periodic updates to the study will occur if trends necessitate a change.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 384 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	2004	2003	2002
Beginning balance	$199	$196	$202
Accruals	258	59	43
Payments	(72)	(56)	(49)

Ending balance at December 31,	$385	$199	$196

At December 31, 2004 and 2003, $60 million and $50 million were included in current liabilities, respectively. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2004 will be paid over the next ten years and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF sites		Superfund sites
	2004	2003	2004	2003
Number of sites at January 1,	402	396	22	23
Sites added during the period	34	33	5	3
Sites closed during the period	(52)	(27)	(3)	(4)

Number of sites at December 31,	384	402	24	22

Liabilities recorded for environmental costs represent BNSF’s best estimate of its probable future obligation for the remediation and settlement of these sites and include both asserted and unasserted claims. Unasserted claims are not a material component of the liability. Although recorded liabilities include BNSF’s best estimate of all probable costs, without reduction for anticipated recoveries from third parties, BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites.

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF believes that the $385 million recorded is the best estimate of the Company’s future obligation for environmental costs.

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

11. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

	2004	2003	2002
Beginning balance at January 1,	$179	$210	$274
Accruals	8	15	1
Payments	(33)	(43)	(55)
Other	—	(3)	(10)

Ending balance at December 31,	$154	$179	$210

Employee separation liabilities of $154 million and $179 million are included in the Consolidated Balance Sheets at December 31, 2004 and 2003, respectively, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At December 31, 2004, $30 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid in 2005.

CONDUCTORS, TRAINMEN AND LOCOMOTIVE ENGINEERS

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $128 million and $144 million at December 31, 2004 and 2003, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2005 and approximately 2024. In 2004 and 2003, the Company updated its estimates and recorded an additional liability of $2 million and $3 million, respectively, related to deferred benefits.

CONSOLIDATION OF CLERICAL FUNCTIONS

Liabilities related to the consolidation of clerical functions were $15 million and $20 million at December 31, 2004 and 2003, respectively, and primarily provide for separation programs announced in July 2004 and July 2003 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004. The July 2003 separation program resulted in accrued severance cost of approximately $12 million, affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

In 2003 and 2002, the Company recorded $1 million and $10 million, respectively, of reversals for certain liabilities associated with the consolidation of clerical functions. These reversals primarily reflect accrued payments related to workforce reductions for positions under collective bargaining agreements where the Company was able to place affected individuals in alternate positions.

OTHER EMPLOYEE SEPARATION COSTS

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger were $11 million and $15 million at December 31, 2004 and 2003, respectively. These costs will be paid over the next several years based on deferral elections made by the affected employees. In addition, BNSF recorded other liabilities of approximately $2 million in the second quarter of 2004 primarily related to a voluntary severance program for certain union employees. As of December 31, 2004, the remaining liability balance related to this voluntary severance program was insignificant as the program was substantially complete.

During 2001, the Company reduced 360 positions through severance. During 2003 and 2002, the Company recorded a $2 million reduction to its liability balance and accrued additional expenses of $1 million, respectively, due to changes in certain estimates related to fourth-quarter 2001 reductions.

12. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 2.0 million, 23.6 million and 26.3 million for 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share, because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

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

BNSF’s accumulated post retirement benefit obligation (APBO) and net cost recognized for other post employment benefits (OPEB) reflect the effects of the recent Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act). The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications.

Components of the net cost (benefit) for these plans were as follows (in millions):

	Pension Benefits			Health and Welfare Benefits
Year Ended December 31,	2004	2003	2002	2004	2003	2002
Service cost	$19	$17	$15	$3	$4	$6
Interest cost	97	100	100	20	22	21
Expected return on plan assets	(113)	(123)	(127)	—	—	—
Curtailments/settlements	—	—	—	—	—	—
Special termination benefits	—	—	2	—	—	—
Actuarial loss	12	3	1	5	8	3
Net amortization and deferred amounts	—	—	2	(4)	(2)	—

Net cost (benefit) recognized	$15	$(3)	$(7)	$24	$32	$30

The following table shows the change in benefit obligation based on the September 30 measurement date (in millions):

	Pension Benefits		Health and Welfare Benefits
Change in Benefit Obligation	2004	2003	2004	2003
Benefit obligation at beginning of period	$1,678	$1,611	$366	$363
Service cost	19	17	3	4
Interest cost	97	100	20	22
Plan participants’ contributions	—	—	7	6
Amendments	—	—	(28)	(9)
Actuarial loss (gain)	41	75	(39)	7
Curtailments/settlements	—	—	—	—
Special termination benefits	—	—	—	—
Benefits paid	(125)	(125)	(30)	(27)

Benefit obligation at end of period	$1,710	$1,678	$299	$366

Component representing future salary increases	(112)	(119)

Accumulated benefit obligation at end of period	$1,598	$1,559

Both the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan had an accumulated benefit obligation in excess of plan assets at September 30, 2004 and 2003.

The following table shows the change in plan assets of the plans based on the September 30 measurement date (in millions):

	Pension Benefits		Health and Welfare Benefits
Change in Plan Assets	2004	2003	2004	2003
Fair value of plan assets at beginning of period	$1,224	$1,151	$—	$—
Actual return on plan assets	153	193	—	—
Settlements	—	—	—	—
Employer contribution	24	5	23	21
Plan participants’ contributions	—	—	7	6
Benefits paid	(125)	(125)	(30)	(27)

Fair value of plan assets at end of period	$1,276	$1,224	$—	$—

The following table shows the reconciliation of the funded status of the plans with amounts recorded in the Consolidated Balance Sheets (in millions):

	Pension Benefits		Health and Welfare Benefits
December 31,	2004	2003	2004	2003
Fair value of plan assets as of September 30	$1,276	$1,224	$—	$—
Benefit obligations as of September 30	1,710	1,678	299	366

Funded status (plan assets less benefit obligations)	(434)	(454)	(299)	(366)
Amounts not recognized:
Unrecognized net loss	467	480	66	111
Unrecognized prior service cost	(2)	(2)	(44)	(20)
Adjustment for fourth quarter contribution	4	—	—	—

Net amount recognized as of December 31	$35	$24	$(277)	$(275)

The following table shows the amounts recognized in the Consolidated Balance Sheets (in millions):

	Pension Benefits		Health and Welfare Benefits
December 31,	2004	2003	2004	2003
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(318)	(335)	(277)	(275)
Intangible assets	—	—	—	—
Accumulated other comprehensive income	353	359	—	—

Net amount recognized	$35	$24	$(277)	$(275)

	Pension Benefits		Health and Welfare Benefits
December 31,	2004	2003	2004	2003
Decrease in minimum liability included in other comprehensive income	$(6)	$(9)	$—	$—

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

The assumptions used in accounting for the BNSF plans were as follows:

Assumptions used to determine net cost (benefit) for fiscal years ended December 31,	Pension Benefits			Health and Welfare Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.50%	7.00%	6.00%	6.50%	7.00%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.90%	3.90%	4.00%	3.90%	3.90%	4.00%

Assumptions used to determine benefit obligations at September 30,	Pension Benefits		Health and Welfare Benefits
	2004	2003	2004	2003
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	3.90%	3.90%	3.90%	3.90%

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant.

December 31,	2004	2003	2002
Assumed health care cost trend rate	10%	11%	11%
Rate to which health care cost trend rate is expected to decline and remain	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2010	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total service and interest cost	$3	$(2)
Effect on post retirement benefit obligation	$25	$(21)

The qualified BNSF Retirement Plan asset allocation at September 30, 2004 and 2003 and the target allocation for 2004 by asset category are as follows:

Plan Asset Allocation	Target Allocation	Percentage of Pension Plan Assets at September 30,
	2004	2004	2003
Equity Securities	45–75%	60%	57%
Fixed Income Securities	25–45	33	33
Real Estate	0–10	7	10
Other	0–5	—	—

Total	100%	100%	100%

The general investment objective of the BNSF Retirement Plan is to grow the Plan assets in relation to the Plan liabilities while prudently managing the risk of a decrease in the Plan’s assets relative to those liabilities. To meet this objective the Employee Benefits Committee has adopted the above asset allocation ranges. This allows flexibility to accommodate market changes in the asset classes within defined parameters.

In 2005, the Company expects to contribute approximately $13 million to its qualified defined benefit pension plan. Additionally, the Company expects to make benefit payments in 2005 of approximately $20 million and $5 million from its OPEB plan and non-qualified defined benefit plan, respectively. The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the defined benefit pension plans and OPEB (in millions):

Fiscal Year	Expected Pension Plan Benefit Payments[a]	Expected OPEB Payments[b]
2005	$124	$20
2006	123	19
2007	123	19
2008	124	19
2009	124	20
2010-2014	638	98

a	Primarily consists of Qualified Defined Benefit Plan payments which are made from the Plan Trust and do not represent an immediate cash outflow to the Company.
b	Net of estimated Medicare Part D subsidy.

PRESCRIPTION DRUG COVERAGE

BNSF sponsors a postretirement health care benefit plan that provides prescription drug coverage. The recent Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) provides for a federal subsidy for plans that provide prescription drug benefits that are actuarially equivalent to Medicare Part D.

BNSF adopted guidance pursuant to FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Drug, Improvement and Modernization Act of 2003, as of April 1, 2004. The Company and its actuarial advisors have determined that the prescription drug coverage provided by BNSF’s postretirement health care benefit plan is actuarially equivalent to Medicare Part D, and accordingly, the subsidy will provide some relief for BNSF’s ongoing retiree medical costs.

BNSF measured the effects of the Act on the accumulated post-retirement benefit obligation (APBO) as of January 1, 2004, and as such, the APBO was reduced by $36 million which was accounted for as an actuarial experience gain. Periodic postretirement benefit cost for the year ended December 31, 2004 was reduced by approximately $5 million due to the effects of the Act.

DEFINED CONTRIBUTION PLANS

BNSF sponsors qualified 401(k) plans which cover substantially all employees and a non-qualified defined contribution plan which covers certain officers and other employees. BNSF matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Non-union employees are eligible to receive an annual discretionary matching contribution of up to 30 percent of the first six percent of their contributions. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. BNSF’s 401(k) matching expense was $17 million, $16 million and $15 million in 2004, 2003 and 2002, respectively.

OTHER

Under collective bargaining agreements, BNSF participates in multi-employer benefit plans which provide certain post-retirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $33 million, $31 million and $20 million, in 2004, 2003 and 2002, respectively (see Note 11 of the Consolidated Financial Statements for other deferred benefits payable to certain conductors, trainmen and locomotive engineers).

14. Stock Options and Other Incentive Plans

On April 15, 1999, BNSF shareholders approved the BNSF 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, and April 21, 2004, BNSF shareholders approved the amended BNSF 1999 Stock Incentive Plan, which authorized additional awards not to exceed 29 million, 35 million and 42 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately seven million common shares were available for future grant at December 31, 2004.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee director’s stock plan and authorized 900 thousand shares of BNSF common stock to be issued in connection with this plan. Approximately 500 thousand common shares were available for future grant at December 31, 2004.

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

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans (see Note 2 of the Consolidated Financial Statements for the Company’s pro forma net income and earnings per share determined based on the fair value at grant dates consistent with SFAS No. 123).

A summary of the status of the stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years then ended, is presented below (options in thousands):

Year Ended December 31,	2004		2003		2002
	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices
Balance at beginning of year	38,320	$28.72	39,323	$28.31	39,839	$28.02
Granted	2,547	33.20	2,957	27.88	2,867	27.76
Exercised	(15,455)	28.29	(3,222)	22.68	(2,338)	21.58
Cancelled	(290)	30.09	(738)	30.16	(1,045)	30.57

Balance at end of year	25,122	$29.42	38,320	$28.72	39,323	$28.31

Options exercisable at year end	20,164	$29.18	31,465	$28.83	32,068	$28.30

The following table summarizes information regarding stock options outstanding at December 31, 2004 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$18.32 to $24.83	864	1.88 Years	$23.72	863	$23.74
$25.66 to $28.49	7,666	6.63 Years	26.86	5,110	26.47
$28.76 to $31.00	9,241	4.31 Years	29.16	9,233	29.16
$31.10 to $46.59	7,351	5.59 Years	$33.00	4,958	$32.97

$18.32 to $46.59	25,122	5.31 Years	$29.42	20,164	$29.18

OTHER INCENTIVE PLANS

BNSF has other long-term incentive programs in addition to stock options as shown in the following table:

Other Incentive Plans	Vested	Shares Outstanding as of December 31, 2004	Shares Granted For Year Ended December 31,
			2004	2003	2002
(shares in thousands except for vested)	in years

Restricted shares
Time-based	3–5	2,047	639	558	999
Performance-based	3	558	251	—	340
BNSF Incentive Bonus Stock Program [a]	3	704	227	329	176
BNSF Discounted Stock Purchase Program [b]	N/A	48	18	19	12

a	Certain eligible employees may defer through the BNSF Incentive Bonus Stock Program (IBSP) the cash payment of their bonus for restricted stock.
b	Salaried employees not eligible to participate in the IBSP may use their bonus to purchase BNSF common stock at a discount from the market price. These shares are restricted for a three-year period.

Shares awarded under the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation expense, net of tax, recorded under the BNSF Stock Incentive Plans in accordance with APB Opinion 25 was $19 million, $11 million and $10 million for the years ended 2004, 2003 and 2002, respectively.

15. Common Stock and Preferred Capital Stock

COMMON STOCK

BNSF is authorized to issue 600 million shares of common stock, $0.01 par value. At December 31, 2004, there were 377 million shares of common stock outstanding. Each holder of common stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of stockholders. Subject to the rights and preferences of any future issuances of preferred stock, each share of common stock is entitled to receive dividends as may be declared by the Board of Directors (the Board) out of funds legally available and to share ratably in all assets available for distribution to stockholders upon dissolution or liquidation. No holder of common stock has any preemptive right to subscribe for any securities of BNSF.

PREFERRED CAPITAL STOCK

At December 31, 2004, BNSF had 50 million shares of Class A Preferred Stock, $0.01 par value and 25 million shares of Preferred Stock, $0.01 par value available for issuance. The Board has the authority to issue such stock in one or more series, to fix the number of shares and to fix the designations and the powers, rights, and qualifications and restrictions of each series. As of December 31, 2004, no Class A Preferred Stock had been issued.

SHARE REPURCHASE PROGRAM

In July 1997, the Board authorized the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. In December 1999, April 2000, September 2000 and January 2003, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date to the total shares previously authorized bringing BNSF’s share repurchase program to 150 million shares. During 2004, 2003 and 2002, the Company repurchased approximately 10 million, 8 million and 13 million shares, respectively, of its common stock at average prices of $35.98 per share, $27.25 per share, and $27.85 per share, respectively. Total repurchases through December 31, 2004, were 134 million shares at a total average cost of $26.82 per share, leaving 16 million shares available for repurchase out of the 150 million shares presently authorized.

16. Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which is effective for reporting periods beginning after June 15, 2005 (third quarter 2005 for the Company). SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under FAS 123R, BNSF will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. FAS 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. The Company has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. Based on a study performed by the Company’s management, the fair values obtained from each of the two pricing models were not substantially different. As allowed by SFAS 123R, the Company can elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply the statement to either all prior years for which SFAS 123 was effective or only to prior interim periods in the year of adoption. BNSF is currently evaluating which method of application will be used. Note 2 of the Consolidated Financial Statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes option-pricing model.

17. Quarterly Financial Data–Unaudited

Dollars in millions, except per share data	Fourth	Third [a]	Second	First
2004

Revenues	$2,978	$2,793	$2,685	$2,490
Operating income	$668	$100	$508	$410
Net income	$347	$2	$249	$193
Basic earnings per share	$0.93	$0.01	$0.68	$0.52
Diluted earnings per share	$0.91	$0.01	$0.67	$0.52
Dividends declared per share	$0.17	$0.17	$0.15	$0.15
Common stock price [b]:
High	$47.80	$38.39	$34.87	$33.16
Low	$38.54	$33.97	$31.44	$30.02

2003 [c]

Revenues	$2,492	$2,395	$2,294	$2,232
Operating income	$477	$430	$412	$346
Income before cumulative effect of accounting change	$226	$203	$200	$148
Net income	$226	$203	$200	$187[c]
Basic earnings per share (before cumulative effect of accounting change)	$0.61	$0.55	$0.54	$0.40
Basic earnings per share (after cumulative effect of accounting change)	$0.61	$0.55	$0.54	$0.50
Diluted earnings per share (before cumulative effect of accounting change)	$0.61	$0.55	$0.54	$0.40
Diluted earnings per share (after cumulative effect of accounting change)	$0.61	$0.55	$0.54	$0.50
Dividends declared per share	$0.15	$0.15	$0.12	$0.12
Common stock price [b]:
High	$32.31	$29.47	$29.80	$27.05
Low	$27.65	$26.78	$24.89	$23.48

a	Third-quarter 2004 operating income, net income and earnings per share include a charge for a change in estimate of asbestos and environmental liabilities of $465 million pre-tax, or $288 million net of tax, and quarterly earnings per share impacts of $0.78 per basic share and $0.76 per diluted share (see Note 10 of the Consolidated Financial Statements).
b	Average of high and low reported daily stock price
c	2003 net income includes the favorable cumulative effect of an accounting change of $39 million, net of tax, as described in Note 2 of the Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, BNSF’s principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF’s principal executive officer and principal financial officer have concluded that there have been no changes in BNSF’s internal control over financial reporting that occurred during BNSF’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information concerning the directors of BNSF will be provided under the heading “Nominees for Directors” in BNSF’s proxy statement for its 2005 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information under the heading “Audit Committee” in BNSF’s proxy statement for its 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, is hereby incorporated by reference into the Form 10-K.

Information concerning the executive officers of BNSF is included in Part I of this Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in BNSF’s proxy statement for its 2005 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (Code of Ethics) applicable to the Chief Executive Officer, Chief Financial Officer, and Controller. A copy of the Code of Ethics is available on the Company’s website at www.bnsf.com under the “Investors Link,” and any waiver from the Code of Ethics will be timely disclosed on the Company’s website as will any amendments to the Code of Ethics.

Item 11. Executive Compensation

Information concerning the compensation of directors and executive officers of BNSF will be provided under the heading “Directors’ Compensation” and under the headings “Summary Compensation Table,” “Stock Option Grants in 2005,” “Aggregated 2004 Stock Option Exercises and Year-End Option Values,” “Pension Plans,” “Employment Contracts and Other Arrangements,” and “Trust Agreements,” in BNSF’s proxy statement for its 2005 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information about BNSF’s equity compensation plans is set forth in the table below (number of shares in thousands) as of December 31, 2004:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance
Equity compensation plans approved by shareholders	25,122	$29.42	7,441
Equity compensation plans not approved by shareholders	—	—	37	[a]

Total	25,122	$29.42	7,478

a	Effective April 20, 2000, the Board of Directors of the Company adopted The Burlington Northern Santa Fe Achievement Award Program, pursuant to which awards of Company common stock may be made from time to time to select non-officer employees of The Burlington Northern and Santa Fe Railway Company. Shares are awarded under the Program to individuals who have through individual efforts demonstrated achievement beyond their normal job responsibilities or have engaged in extraordinary action on behalf of the Company. The total number of shares to be awarded under the Program, as amended April 17, 2003, may not exceed 50,000 shares. Approximately 37,000 shares remained available for future issuance at December 31, 2004.

Information concerning the ownership of BNSF equity securities by certain beneficial owners and by management will be provided under the headings “Certain Beneficial Owners” and “Ownership of Management” in BNSF’s proxy statement for its 2005 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will be provided under the heading “Certain Relationships” of BNSF’s proxy statement for its 2005 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accounting fees and services will be provided under the heading “Independent Registered Public Accounting Firm” in BNSF’s proxy statement for its 2005 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements–See Item 8

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

BURLINGTON NORTHERN SANTA FE CORPORATION

	By:	/s/ Matthew K. Rose
Dated: February 15, 2005		Matthew K. Rose
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe Corporation and in the capacities and on the date indicated.

SIGNATURE	TITLE
/s/ Matthew K. Rose	Chairman, President and Chief Executive Officer (Principal Executive Officer), and Director
Matthew K. Rose

/s/ Thomas N. Hund	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas N. Hund

/s/ Dennis R. Johnson	Vice President and Controller (Principal Accounting Officer)
Dennis R. Johnson

/s/ Alan L. Boeckmann*	Director
Alan L. Boeckmann

/s/ Vilma S. Martinez*	Director
Vilma S. Martinez

/s/ Marc F. Racicot*	Director
Marc F. Racicot

/s/ Roy S. Roberts*	Director
Roy S. Roberts

/s/ Marc J. Shapiro*	Director
Marc J. Shapiro

S-1

/s/ J.C. Watts, Jr.*	Director
J.C. Watts, Jr.

/s/ Robert H. West*	Director
Robert H. West

/s/ J. Steven Whisler*	Director
J. Steven Whisler

/s/ Edward E. Whitacre Jr.*	Director
Edward E. Whitacre, Jr.

/s/ Michael B. Yanney*	Director
Michael B. Yanney

	*By:	/s/ Jeffrey R. Moreland
Dated: February 15, 2005		Jeffrey R. Moreland
Executive Vice President Law & Government Affairs and Secretary

S-2

Burlington Northern Santa Fe Corporation and Subsidiaries – Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of BNSF (amended as of April 21, 1998). Incorporated by reference to Exhibit 3.1 to BNSF’s Report on Form 10-Q for the quarter ended June 30, 1998. Certificate of Elimination of the Designation of the 6-1/4% Cumulative, Convertible Preferred Stock, Series A, $0.02 Par Value. Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series B, $0.01 Par Value. Incorporated by reference to Exhibit 4.1 of BNSF’s Form 8-A 12B filed December 23, 1999. Certificate of Increase in the Number of Authorized Shares of Junior Participating Preferred Stock, Series B, $0.01 Par Value. Incorporated by reference to Exhibit 3.1 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

3.2	By-Laws of Burlington Northern Santa Fe Corporation as amended and restated dated April 22, 2004. Incorporated by reference to Exhibit 3.1 of BNSF’s Form 10-Q for the period ended March 31, 2004.

4.1	Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee. Incorporated by reference to Exhibit 4 to BNSF’s Registration Statement on Form S-3 (No. 333-72013).

4.2	Form of BNSF’s 6 1/8% Notes Due 2009. Incorporated by reference to Exhibit 4.2 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998.

4.3	Form of BNSF’s 6 3/4% Debentures Due 2029. Incorporated by reference to Exhibit 4.3 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998.

4.4	Form of BNSF’ 6.70% Debenture Due August 1, 2028. Incorporated by reference to Exhibit 4.4 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998.

4.5	Form of BNSF’s 7.875% Note Due April 15, 2007. Incorporated by reference to Exhibit 4.5 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2000.

4.6	Form of BNSF’s 8.125% Debenture Due April 15, 2020. Incorporated by reference to Exhibit 4.6 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2000.

4.7	Form of BNSF’s 7.95% Debenture Due August 15, 2030. Incorporated by reference to Exhibit 4.7 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2000.

4.8	Form of BNSF’s 6.75% Note due July 15, 2011. Incorporated by reference to Exhibit 4.1 to BNSF’s Report on Form 10-Q for the quarter ended June 30, 2001.

4.9	Officers’ Certificates as to the terms of Form of BNSF’s 5.90% Notes Due July 1, 2012 including the form of the Notes. Incorporated by reference to Exhibit 4.1 to BNSF’s Report on Form 10-Q for the quarter ended June 30, 2002.

4.10	Officers’ Certificate of Determination as to the terms of BNSF’s 4.875% Notes Due January 15, 2015, including Exhibit A thereto, the form of the Notes. Incorporated by reference to Exhibit 4.1 to BNSF’s Report on Form 8-K (Date of earliest event reported: November 18, 2004).

Exhibit Number		Description

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

10.1	*	Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan as amended February 11, 2005.

10.2	*	The Burlington Northern and Santa Fe Railway Company Incentive Compensation Plan as amended effective January 1, 2003, incorporated by reference to Exhibit 10.2 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2003

10.3	*	Burlington Northern Santa Fe Corporation Deferred Compensation Plan, as amended and restated effective December 9, 2004. Incorporated by reference to Exhibit 10.1 of BNSF’s report on Form 8-K dated December 9, 2004.

10.4	*	Burlington Northern Inc. Senior Executive Survivor Benefit Plan as of April 1, 1986. Incorporated by reference to Amendment No. 1 to BNI’s Report on Form 10-K for the fiscal year ended December 31, 1987.

10.5	*	Burlington Northern Santa Fe Corporation Senior Management Stock Deferral Plan, as amended and restated effective December 9, 2004. Incorporated by reference to Exhibit 10.4 of BNSF’s Report on Form 8-K dated December 31, 2004.

10.6	*	Burlington Northern Santa Fe Long Term Incentive Stock Plan. Incorporated by reference to Exhibit 4(c) to BNSF’s Registration Statement on Form S-8 (File No. 33-63247).

10.7	*	Burlington Northern Santa Fe Corporation 1990 Directors Stock Option Plan. Incorporated by reference to BNSF’s Registration Statement on Form S-8 (File No. 33-62825).

10.8	*	Burlington Northern Santa Fe Incentive Bonus Stock Program, as amended and restated November 22, 2004.

10.9	*	Burlington Northern Santa Fe Corporation 1992 Stock Option Incentive Plan. Incorporated by reference to BNSF’s Registration Statement on Form S-8 (File No. 33-62839).

10.10	*	Burlington Northern Santa Fe 1996 Stock Incentive Plan. Incorporated by reference to Appendix B to BNSF’s Proxy Statement dated March 5, 1996. Amendment of Burlington Northern Santa Fe 1996 Stock Incentive Plan dated January 15, 1998 is incorporated by reference to Exhibit 10.13 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1997. Amendment dated December 3, 1998. Incorporated by reference to Exhibit 10.13 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1999.

10.11	*	Burlington Northern Santa Fe Supplemental Retirement Plan, as amended and restated effective December 9, 2004. Incorporated by reference to Exhibit 10.2 of BNSF’s report on Form 8-K dated December 9, 2004.

10.12	*	Burlington Northern Santa Fe Estate Enhancement Program, as amended and restated effective October 1, 1996. Incorporated by reference to Exhibit 10.15 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1996. Amendment to Burlington Northern Santa Fe Estate Enhancement Program is incorporated by reference to Exhibit 10.2 to BNSF’s Form 10-Q for the quarter ended June 30, 1999.

10.13	*	Form of BNSF Change-in-Control Agreement (applicable to Messrs. Ice, Hund, Moreland, and Lanigan, and two other executive officers). Incorporated by reference to Exhibit 10.17 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1996. Amendment dated December 17, 1998. Incorporated by reference to Exhibit 10.15 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14	*	Burlington Northern Santa Fe Deferred Compensation Plan for Directors as amended and restated effective December 9, 2004. Incorporated by reference to Exhibit 10.5 of BNSF’s report on Form 8-K dated December 9, 2004.

10.15	*	Burlington Northern Santa Fe Corporation Supplemental Investment and Retirement Plan as amended and restated effective December 9, 2004. Incorporated by reference to Exhibit 10.3 of BNSF’s report on Form 8-K dated December 9, 2004.

Exhibit Number		Description

10.16	*	Burlington Northern Inc. Form of Severance Agreement and amendments through September 18, 1995 (applicable to Mr. Rose). Incorporated by reference to Exhibit 10.21 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995. Amendment to Form of Severance Agreement dated December 3, 1997 is incorporated by reference to Exhibit 10.21 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1997. Amendment dated January 6, 1999 is incorporated by reference to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

10.17	*	Burlington Northern Inc. Director’s Charitable Award Program. Incorporated by reference to Exhibit 10.22 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995.

10.18	*	Burlington Northern Santa Fe Salary Exchange Option Program as amended and restated October 1, 2004.

10.19	*	Santa Fe Pacific Corporation Supplemental Retirement Plan (Supplemental Plan). Incorporated by reference to Exhibit 10(d) to SFP’s Report on Form 10-K for the fiscal year ended December 31, 1984. Supplemental Plan as amended October 1, 1989, and Amendment to Supplemental Plan dated February 27, 1990, are incorporated by reference to Exhibit 10(d) to SFP’s Report on Form 10-K for the fiscal year ended December 31, 1989. Amendment to Supplemental Plan dated March 22, 1994, and effective January 1, 1994, is incorporated by reference to Exhibit 10.24 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995.

10.20	*	The Burlington Northern and Santa Fe Railway Company Severance Plan as amended and restated October 16, 2001. Incorporated by reference to Exhibit 10.22 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

10.21	*	Burlington Northern Santa Fe 1999 Stock Incentive Plan as amended and restated effective April 21, 2004. Incorporated by reference to Appendix II to BNSF’s proxy statement dated March 15, 2004.

10.22	*	Benefits Protection Trust Agreement by and between Burlington Northern Santa Fe Corporation and Wachovia Bank, approved by the board of directors February 11, 2005.

10.23	*	Burlington Northern Santa Fe Directors’ Retirement Plan. Incorporated by reference to exhibit 10.29 to BNSF’s Report on Form 8-K for the fiscal year ended December 31, 1995.

10.24	*	Form of indemnification agreement dated as of September 17, 1998 between BNSF and directors. Incorporated by reference to Exhibit 10.37 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998.

10.25	*	Form of indemnification agreement dated as of September 17, 1998 between BNSF and certain officers, including Matthew K. Rose, Thomas N. Hund, Carl R. Ice, John P. Lanigan, Jr., Jeffrey R. Moreland, Dennis R. Johnson, and Peter J. Rickershauser. Incorporated by reference to Exhibit 10.38 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998.

10.26	*	Amendment to Burlington Northern Santa Fe Supplemental Retirement Plan (Matthew K. Rose) dated April 18, 2002. Incorporated by reference to Exhibit 10.2 to BNSF’s Report on Form 10-Q for the period ended June 30, 2002.

10.27	*	Retirement Benefit Agreement dated April 19, 2002 between BNSF and Matthew K. Rose. Incorporated by reference to Exhibit 10.3 to BNSF’s Report on Form 10-Q for the period ended June 30, 2002.

10.28	*	Achievement Award Program of The Burlington Northern and Santa Fe Railway Company as amended and restated April 17, 2003. Incorporated by reference to Exhibit 10.4 to BNSF’s Report on Form 10-Q for the period ended June 30, 2003.

Exhibit Number		Description

10.29	*	Retirement Benefit Agreement dated January 16, 2003 between BNSF and John P. Lanigan. Incorporated by reference to Exhibit 10.29 to BNSF’s Report on Form 10-K for the year ended December 31, 2003.

10.30	*	Form of Notice of Grant of Incentive Stock Options and Non-Qualified Stock Options and Award Agreement. Incorporated by reference to Exhibit 99.1 of BNSF’s report on Form 8-K dated December 9, 2004.

10.31	*	Form of Burlington Northern Santa Fe 1999 Stock Incentive Plan Stock Option Award Agreement Terms and Conditions. Incorporated by reference to Exhibit 99.2 of BNSF’s report on Form 8-K dated December 9, 2004.

10.32	*	Form of 1999 Stock Incentive Plan Master Restricted Stock Award Agreement. Incorporated by reference to Exhibit 99.3 of BNSF’s report on Form 8-K dated December 9, 2004.

10.33	*	Form of 1999 Stock Incentive Plan Reload Stock Option Agreement. Incorporated by reference to Exhibit 99.4 of BNSF’s report on Form 8-K dated December 9, 2004.

10.34	*	Form of 1999 Stock Incentive Plan Exchange Option Grant Agreement. Incorporated by reference to Exhibit 99.5 of BNSF’s report on Form 8-K dated December 9, 2004.

10.35	*	Form of 1999 Stock Incentive Plan Senior Management Stock Deferral Plan Award Agreement. Incorporated by reference to Exhibit 99.6 of BNSF’s report on Form 8-K dated December 9, 2004.

10.36	*	Form of 1999 Stock Incentive Plan Individual Stock Award Agreement. Incorporated by reference to Exhibit 99.7 of BNSF’s report on Form 8-K dated December 9, 2004.

10.37	*	Form of Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan Director’s Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 99.8 of BNSF’s report on Form 8-K dated December 9, 2004.

10.38	*	Form of Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan Non-Qualified Stock Option Grant Agreement. Incorporated by reference to Exhibit 99.9 of BNSF’s report on Form 8-K dated December 9, 2004.

10.39	*	Form of 1999 Stock Incentive Plan Incentive Bonus Stock Program Award Agreement.

10.40	*	Summary of Non-Employee Director’s Compensation.

10.41	*	Summary of Executive Officer Compensation.

12.1		Computation of Ratio of Earnings to Fixed Charges.

21.1		Subsidiaries of BNSF.

23.1		Consent of PricewaterhouseCoopers LLP.

24.1		Powers of Attorney.

31.1		Principal Executive Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of Sarbanes-Oxley Act of 2002).

31.2		Principal Financial Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of Sarbanes-Oxley Act of 2002).

32.1		Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

99.1		Certification Pursuant to Section 303A.12 of the New York Stock Exchange Listed Company Manual.

*	Management contract or compensatory plan or arrangement.