Form 10-Q
period 2005-03-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2005-04-28
CIK 934612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 22, 2005
Common stock, $.01 par value	376,548,744 shares

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)

(Unaudited)

Three Months Ended March 31,	2005	2004
Revenues	$2,982	$2,490

Operating expenses:
Compensation and benefits	853	787
Purchased services	417	340
Depreciation and amortization	263	249
Equipment rents	213	187
Fuel	392	280
Materials and other	210	237

Total operating expenses	2,348	2,080

Operating income	634	410
Interest expense	109	102
Other expense (income), net	7	(3)

Income before income taxes	518	311
Income tax expense	197	118

Net income	$321	$193

Earnings per share:
Basic earnings per share	$0.86	$0.52

Diluted earnings per share	$0.83	$0.52

Average shares (in millions):
Basic	374.0	369.4
Dilutive effect of stock awards	10.6	4.6

Diluted	384.6	374.0

Dividends declared per share	$0.17	$0.15

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, shares in thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$115	$322
Accounts receivable, net	240	181
Materials and supplies	414	339
Current portion of deferred income taxes	124	308
Other current assets	688	465

Total current assets	1,581	1,615

Property and equipment, net	25,915	25,814
Other assets	1,851	1,496

Total assets	$29,347	$28,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,338	$2,251
Long-term debt due within one year	476	465

Total current liabilities	2,814	2,716

Long-term debt and commercial paper	6,003	6,051
Deferred income taxes	7,808	7,820
Casualty and environmental liabilities	920	941
Minimum pension liability	353	353
Employee separation costs	121	124
Other liabilities	1,671	1,609

Total liabilities	19,690	19,614

Commitments and contingencies (see Notes 2, 4, and 5) Stockholders’ equity:
Common stock, $.01 par value, 600,000 shares authorized; 521,762 shares and 517,275 shares issued, respectively	5	5
Additional paid-in capital	6,472	6,299
Retained earnings	7,049	6,792
Treasury stock, at cost, 145,154 shares and 140,463 shares, respectively	(3,983)	(3,741)
Unearned compensation	(45)	(43)
Accumulated other comprehensive income (loss)	159	(1)

Total stockholders’ equity	9,657	9,311

Total liabilities and stockholders’ equity	$29,347	$28,925

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Three Months Ended March 31,	2005	2004
OPERATING ACTIVITIES
Net income	$321	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263	249
Deferred income taxes	72	82
Employee separation costs paid	(8)	(8)
Long-term casualty and environmental liabilities, net	(34)	9
Other, net	(21)	(22)
Changes in current assets and liabilities:
Accounts receivable, net	(50)	(73)
Materials and supplies	(49)	(16)
Other current assets	(21)	(59)
Accounts payable and other current liabilities	92	(114)

Net cash provided by operating activities	565	241

INVESTING ACTIVITIES
Capital expenditures	(326)	(306)
Other, net	(215)	(172)

Net cash used for investing activities	(541)	(478)

FINANCING ACTIVITIES
Net increase in commercial paper and bank borrowings	—	406
Payments on long-term debt	(43)	(33)
Dividends paid	(64)	(56)
Proceeds from stock options exercised	101	56
Purchase of BNSF common stock	(225)	(82)
Other, net	—	1

Net cash (used for) provided by financing activities	(231)	292

(Decrease) increase in cash and cash equivalents	(207)	55
Cash and cash equivalents:
Beginning of period	322	18

End of period	$115	$73

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$93	$114
Income taxes paid, net	$55	$3
Non-cash asset financing	$19	$2

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Shares in thousands, dollars in millions, except per share data)

(Unaudited)

	Common Shares	Treasury Shares	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2004	517,275	(140,463)	$6,304	$6,792	$(3,741)	$(43)	$(1)	$9,311
Common stock dividends, $0.17 per share			—	(64)	—	—	—	(64)
Adjustments associated with unearned compensation, restricted stock	637	(6)	31	—	—	(2)	—	29
Exercise of stock options and related tax benefit of $29	3,850	(329)	142	—	(17)	—	—	125
Purchase of BNSF common stock (a)	—	(4,356)	—	—	(225)	—	—	(225)
Comprehensive income:
Net income			—	321	—	—	—	321
Gain on derivative instruments, net of tax expense of $100			—	—	—	—	160	160

Total comprehensive income								481

Balance at March 31, 2005	521,762	(145,154)	$6,477	$7,049	$(3,983)	$(45)	$159	$9,657

a	Total-to-date share repurchases through March 31, 2005, were 139 million shares at an average price of $27.61 per share, leaving 11 million shares available for repurchase out of the 150 million shares authorized.

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, including the financial statements and notes thereto. Burlington Northern Santa Fe Corporation (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated. BNSF was incorporated in Delaware on December 16, 1994.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of March 31, 2005, and the results of operations for the three month periods ended March 31, 2005 and 2004.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except per share data):

Three Months Ended March 31,	2005	2004
Net income, as reported	$321	$193
Stock-based employee compensation expense included in reported net income, net of related tax effects	5	3
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(10)	(10)

Pro forma net income	$316	$186

Earnings per share:
Basic – as reported	$0.86	$0.52

Basic – pro forma	$0.84	$0.50

Diluted – as reported	$0.83	$0.52

Diluted – pro forma	$0.82	$0.50

See Note 9 of the Consolidated Financial Statements for additional information regarding developments related to SFAS No. 123 and SFAS No. 123R.

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

Fuel

Fuel costs represented 17 percent and 13 percent of total operating expenses during the three month periods ended March 31, 2005 and 2004, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first quarter of 2005 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $14 million of additional fuel expense on an annual basis.

Total Fuel-Hedging Program

As of March 31, 2005, BNSF’s total fuel-hedging program covered 50 percent, 27 percent, and 3 percent of estimated fuel purchases for the remainder of 2005, 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

Three Months Ended March 31,	2005	2004
Hedge benefit	$107	$50
Ineffective portion of unexpired hedges	(2)	4
Tax effect	(40)	(21)

Hedge benefit, net of tax	$65	$33

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	March 31, 2005	December 31, 2004
Short-term fuel-hedging asset	$467	$264
Long-term fuel-hedging asset	160	105
Ineffective portion of unexpired hedges	(2)	(4)
Tax effect	(240)	(140)

Amount included in AOCI, net of tax	$385	$225

Settled fuel-hedging contracts receivable	$107	$131

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of March 31, 2005, BNSF had entered into fuel swap and costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

No additional HO hedges were entered into during the first three months of 2005. The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of March 31, 2005.

	Quarter Ending			Total
2005	June 30,	September 30,	December 31,
HO Swaps
Gallons hedged (in millions)	25.20	18.90	15.75	59.85
Average swap price (per gallon)	$0.92	$0.91	$0.93	$0.92
Fair value (in millions)	$17	$13	$11	$41

HO Collars
Gallons hedged (in millions)	6.30	12.60	22.05	40.95
Average cap price (per gallon)	$0.97	$0.96	$0.98	$0.97
Average floor price (per gallon)	$0.89	$0.88	$0.90	$0.89
Fair value (in millions)	$4	$8	$15	$27

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending				Annual
2006	March 31,	June 30,	September 30,	December 31,
HO Collars
Gallons hedged (in millions)	15.75	22.05	28.35	31.50	97.65
Average cap price (per gallon)	$0.97	$0.92	$0.91	$0.94	$0.93
Average floor price (per gallon)	$0.90	$0.84	$0.84	$0.87	$0.86
Fair value (in millions)	$10	$13	$16	$17	$56

	Quarter Ending				Annual
2007	March 31,	June 30,	September 30,	December 31,
HO Collars
Gallons hedged (in millions)	31.50	—	—	—	31.50
Average cap price (per gallon)	$0.93	$—	$—	$—	$0.93
Average floor price (per gallon)	$0.86	$—	$—	$—	$0.86
Fair value (in millions)	$17	$—	$—	$—	$17

West Texas Intermediate Crude Oil Hedges

In addition, BNSF enters into fuel swap and costless collar agreements utilizing West Texas Intermediate crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 32 cents per gallon. Due to recent increases in refining costs, the difference between WTI prices and the purchase price of BNSF diesel fuel is currently outside of this typical range.

No additional WTI hedges were entered into during the first three months of 2005. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of March 31, 2005.

	Quarter Ending			Total
2005	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	675	1,125	1,350	3,150
Equivalent gallons hedged (in millions)	28.35	47.25	56.70	132.30
Average swap price (per barrel)	$24.67	$24.55	$24.54	$24.52
Fair value (in millions)	$21	$36	$42	$99

WTI Collars
Barrels hedged (in thousands)	3,225	2,325	1,650	7,200
Equivalent gallons hedged (in millions)	135.45	97.65	69.30	302.40
Average cap price (per barrel)	$26.47	$26.66	$27.11	$26.68
Average floor price (per barrel)	$21.89	$22.07	$22.57	$22.10
Fair value (in millions)	$96	$69	$47	$212

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending				Annual
2006	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per barrel)	$24.43	$25.16	$25.69	$—	$24.83
Fair value (in millions)	$41	$19	$10	$—	$70

WTI Collars
Barrels hedged (in thousands)	1,500	1,500	825	525	4,350
Equivalent gallons hedged (in millions)	63.00	63.00	34.65	22.05	182.70
Average cap price (per barrel)	$30.05	$30.20	$30.81	$31.93	$30.47
Average floor price (per barrel)	$25.66	$25.79	$26.32	$27.42	$26.04
Fair value (in millions)	$37	$36	$18	$11	$102

	Quarter Ending				Annual
2007	March 31,	June 30,	September 30,	December 31,
WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$33.00	$—	$—	$—	$33.00
Average floor price (per barrel)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$3	$—	$—	$—	$3

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates, establishing rates in anticipation of future debt issuances and converting a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy.

Fair Value Interest Rate Hedges

As of March 31, 2005, the Company had entered into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of both March 31, 2005 and December 31, 2004, BNSF had entered into thirteen separate swaps with an aggregate notional amount of $1,050 million, in which it pays an average floating rate, which fluctuates quarterly, based on the London Interbank Offered Rate (LIBOR).

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

All swap transactions outstanding are reflected in the following table (as of March 31, 2005, there were no treasury lock transactions outstanding):

	March 31, 2005
	Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fair value hedges
Fixed to variable swaps (in millions)	$300	—	$300	—	$200	$250	$1,050	$18
Average fixed rate	6.38%	—	7.88%	—	6.13%	7.13%	6.93%
Average floating rate	4.47%	—	5.26%	—	3.49%	5.88%	4.85%

BNSF’s measurement of the fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

The amounts recorded in the Consolidated Statements of Income, as a reduction of interest expense, for interest rate fair value hedge transactions were as follows (in millions):

Three Months Ended March 31,	2005	2004
Hedge benefit	$6	$9
Tax effect	(2)	(3)

Hedge benefit, net of tax	$4	$6

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, with a corresponding increase to debt or accrued interest, were as follows (in millions):

	March 31, 2005	December 31, 2004
Short-term interest rate hedging asset	$10	$10
Long-term interest rate hedging asset	$8	$25

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

SFRC renewed $350 million of its $700 million accounts receivable facilities, effective June 2004, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivable facility with a five-year term in June 2003. The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at March 31, 2005. Outstanding undivided interests held by investors under the A/R sales program were $650 million at March 31, 2005 and December 31, 2004. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $977 million and $894 million of receivables transferred by SFRC to the master trust at March 31, 2005 and December 31, 2004, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $327 million and $244 million at March 31, 2005 and December 31, 2004, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $650 million at March 31, 2005 and December 31, 2004, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $3.1 billion and $2.7 billion for the three months ended March 31, 2005 and 2004, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense (income), net and were $3 million and $2 million for the three months ended March 31, 2005 and 2004, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 2.6 percent and 1.1 percent in the three months ended March 31, 2005 and 2004, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. BNSF Railway has historically experienced very low levels of default or dilution. If dilution or delinquency percentages were to increase by one percentage point, the amount of receivables BNSF Railway could sell would decrease by approximately $9 million.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At March 31, 2005 and December 31, 2004, $95 million and $77 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At March 31, 2005 and December 31, 2004, $58 million and $59 million, respectively, of such allowances had been recorded of which $51 million and $52 million, respectively, had been recorded as a reduction to accounts receivable, net. Additionally, at March 31, 2005 and December 31, 2004, approximately $7 million had been recorded as an allowance for bill adjustments and uncollectible accounts in accounts payable and other current liabilities because they relate to the $650 million of outstanding undivided interests held by investors. During the three months ended March 31, 2005 and 2004, $2 million of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At March 31, 2005, BNSF Railway was in compliance with these provisions.

4. Debt

Commercial Paper

BNSF issues commercial paper from time to time that is supported by bank revolving credit agreements. At March 31, 2005, there were no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. In June 2004, BNSF extended the expiration date of the Company’s $700 million short-term facility to June 2005. The Company has the ability to have any amounts then outstanding mature as late as June 2006. The Company also has a long-term facility in the amount of $500 million which expires June 2008. In total, the bank revolving credit agreements allow borrowings of up to $1.2 billion as of March 31, 2005. Annual facility fees are currently 0.100 percent and 0.150 percent for the short-term and long-term facilities, respectively. Both rates are subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The Company classifies commercial paper as long-term based on the final expiration date of the credit facility. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements. At March 31, 2005, the Company was in compliance.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Commercial paper outstanding as of March 31, 2005, is issued to a consolidated subsidiary of BNSF and is eliminated upon consolidation. However, the maturity value of commercial paper as of March 31, 2005, of $413 million, reduces the total capacity available under the revolving credit agreements to approximately $787 million.

Notes and Debentures

As of March 31, 2005, the Company has $500 million of debt capacity available under its shelf registration of debt securities.

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2005, are as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$65	$101	$101	14	$36[b]
Westside Intermodal Transportation Corporation	0.0%	$45	$73	$—	18	$39[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$23	$—	18	$12[b]
Various lessors (Residual value guarantees)	0.0%	N/A	$298	$298	Various	$68[c]
All other	0.0%	$9	$11	$5	Various	$—

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
[c]	Reflects the FIN 45 asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheets.

Kinder Morgan Energy Partners, L.P.

Santa Fe Pacific Pipelines, Inc. (SFPP), an indirect, wholly owned subsidiary of BNSF, has a guarantee in connection with its remaining special limited partnership interest in SFPP, L.P., a subsidiary of Kinder Morgan Energy Partners, L.P. to be paid only upon default by the partnership. All obligations with respect to the guarantee will cease upon termination of ownership rights which would occur upon a put notice issued by BNSF or the exercise of the call rights by the general partners of SFPP, L.P.

Kansas City Terminal Intermodal Transportation Corporation

BNSF Railway and another major railroad jointly and severally guarantee $65 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF has a 25 percent ownership in KCTRC, accounts for its interest using the equity method of accounting, and will be required to fund a portion of the remaining obligation upon default by the original debtor.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Westside Intermodal Transportation Corporation and The Unified Government of Wyandotte County/Kansas City, Kansas

BNSF Railway has guaranteed $59 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC, and payments related to BNSF Railway’s guarantee of this obligation will only be called for upon default by the original debtor.

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

The maximum future payments, as disclosed in the table above, represent the undiscounted maximum amount that BNSF could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of March 31, 2005, the Company has recorded a $68 million asset and corresponding liability for the fair value of the RVG.

All other

BNSF Railway guarantees $9 million of other debt. BNSF holds a performance bond and has the option to sub-lease property to recover up to $5 million of the $9 million of guarantees. These guarantees expire between 2005 and 2014.

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

Additionally, the Company believes that, due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty and that the fair value of any such amount would be immaterial to the financial statements. Accordingly, no fair value liability related to indemnities has been recorded in the financial statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

5. Commitments and Contingencies

Personal Injury

Personal injury claims, including asbestos claims and employee work-related injuries and third party injuries (collectively, other personal injury), are a significant expense for the railroad industry. Personal injury claims by BNSF Railway employees are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to increased expenses in past years. Other proceedings include claims by non-employees for punitive as well as compensatory damages. A few proceedings purport to be class actions. The variability present in settling these claims, including non-employee personal injury and matters in which punitive damages are alleged, could result in increased expenses in future years. BNSF has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

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

Prior to 2000, claim filings against the Company for asbestos were not numerous and were sporadic. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. The Company believed, however, that the low end of the range of reasonably possible loss, as that term is used in FASB Interpretation No. 14 (FIN 14), Reasonable Estimation of the Amount of a Loss, was immaterial. Subsequent to this period, claim filings increased and, when they continued into 2004, the Company concluded that the low end of the range of reasonably possible loss would be material and that an estimate for unasserted asbestos exposure liability needed to be recorded. BNSF then engaged a third party, with extensive experience in performing asbestos studies, to assist in assessing the unasserted liability exposure. The objective of the assessment was to determine the number of estimated unasserted asbestos claims and the estimated average cost per claim. The Company, with the assistance of the third party, first determined its exposed population from which it was able to derive the estimated number of unasserted claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data.

BNSF anticipates obtaining annual updates of the study. On a quarterly basis, BNSF will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to the Company’s estimates will be recorded quarterly if necessary. More periodic updates to the study will occur if trends necessitate a change.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

Three Months Ended March 31,	2005	2004
Beginning balance	$345	$60
Accruals	—	8
Payments	(5)	(8)

Ending balance at March 31,	$340	$60

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Of the March 31, 2005 obligation, $286 million is related to unasserted claims while $54 million is related to asserted claims. At March 31, 2005, $20 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding only asserted asbestos claims filed against BNSF:

	2005	2004
Claims unresolved at January 1,	1,926	1,985
Claims filed	173	240
Claims settled, dismissed or otherwise resolved	(180)	(252)

Claims unresolved at March 31,	1,919	1,973

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $250 million to $450 million. However, BNSF believes that the $340 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

Other Personal Injury

BNSF uses a third party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency, and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FIN 14, Reasonable Estimation of the Amount of a Loss, is immaterial.

BNSF obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

Three Months Ended March 31,	2005	2004
Beginning balance	$459	$453
Accruals	45	42
Payments	(65)	(48)

Ending balance at March 31,	$439	$447

At March 31, 2005, $155 million was included in current liabilities. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding personal injury claims, other than asbestos, filed against BNSF:

	2005	2004
Claims unresolved at January 1,	4,116	4,393
Claims filed	912	940
Claims settled, dismissed or otherwise resolved	(1,144)	(845)

Claims unresolved at March 31,	3,884	4,488

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $400 million to $550 million. However, BNSF believes that the $439 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

Environmental

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on such factors as relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Liabilities for environmental cleanup costs are recorded when BNSF’s liability for environmental cleanup is probable and a reasonable estimate of associated loss can be made. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Environmental costs include initial site surveys and environmental studies as well as costs for remediation of sites determined to be contaminated.

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments in recent periods, the Company performed an assessment to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third party actuary had proprietary data that included information from the EPA and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because of its determination that a better estimate of future development could be made with this data, BNSF engaged this third party actuary, which has an extensive background in performing various studies for large companies, including environmental matters, to assist BNSF in determining the Company’s potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities. The estimate did not include (i) contaminated sites of which the Company is not aware, and (ii) additional amounts for third party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites. BNSF continues to estimate third party claims on a site by site basis when the liability for such claims is probable and a reasonable estimate of associated loss can be made. BNSF’s recorded liability for third party claims as of March 31, 2005 is approximately $25 million.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 378 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

Three Months Ended March 31,	2005	2004
Beginning balance	$385	$199
Accruals	—	26
Payments	(9)	(11)

Ending balance at March 31,	$376	$214

At March 31, 2005, $60 million was included in current liabilities. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at March 31, 2005 will be paid over the next ten years and no individual site is considered to be material.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the environmental sites:

	BNSF sites		Superfund sites
	2005	2004	2005	2004
Number of sites at January 1,	384	402	24	22
Sites added during the period	5	11	—	1
Sites closed during the period	(11)	(43)	(1)	(3)

Number of sites at March 31,	378	370	23	20

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF believes that the $376 million recorded is the best estimate of the Company’s future obligation for environmental costs.

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

6. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Three Months Ended March 31,	2005	2004
Beginning balance at January 1,	$154	$179
Accruals	5	—
Payments	(8)	(8)
Other	—	—

Ending balance at March 31,	$151	$171

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Employee separation liabilities of $151 million were included in the Consolidated Balance Sheets at March 31, 2005, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At March 31, 2005, $30 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $127 million at March 31, 2005. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2005 and approximately 2024.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $18 million at March 31, 2005, and primarily provide for separation programs announced in July 2003 and July 2004 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004. The July 2003 separation program resulted in accrued severance cost of approximately $12 million, affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively. In the first three months of 2005, BNSF recorded other liabilities of approximately $4 million primarily related to a voluntary severance program for certain union employees.

Other Employee Separation Costs

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger were $5 million at March 31, 2005. These costs will be paid over the next several years based on deferral elections made by the affected employees. Additionally, in the first three months of 2005, BNSF recorded approximately $1 million related to other union employees. This program is expected to be substantially complete by the end of 2005.

7. Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost for the three months ended March 31 were as follows (in millions):

	Pension Benefits		Health and Welfare Benefits
Net Periodic Cost	2005	2004	2005	2004
Service cost	$5	$5	$1	$1
Interest cost	22	24	4	5
Expected return on plan assets	(25)	(28)	—	—
Amortization of net loss	6	3	1	2
Amortization of prior service costs	—	—	(2)	(1)

Net cost recognized	$8	$4	$4	$7

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

Weighted average stock options totaling 7.5 million for the three months ended March 31, 2004, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods. For the three months ended March 31, 2005, the weighted average stock options excluded from the computation of diluted earnings per share were insignificant.

9. Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which originally required implementation for interim or annual reporting periods beginning after June 15, 2005. However, the Securities and Exchange Commission recently adopted a new rule to amend the compliance date to the beginning of the Company’s next fiscal year (January 1, 2006, for the Company). SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, BNSF will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. The Company has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. Based on a study performed by the Company’s management, the fair values obtained from each of the two pricing models were not substantially different. As allowed by SFAS No. 123R, the Company can elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply the statement to all prior years for which SFAS No. 123 was effective. BNSF is currently evaluating which method of application will be used. Note 1 of the Consolidated Financial Statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes option-pricing model.

10. Report of Independent Registered Public Accounting Firm

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of

Directors of Burlington Northern Santa Fe Corporation:

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe and its subsidiaries (“BNSF” or the “Company”) as of March 31, 2005, and the related consolidated statements of income and of cash flows for each of the three-month periods ended March 31, 2005 and 2004 and the consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of stockholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated February 10, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

April 20, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis relates to the financial condition and results of operations of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively BNSF, Registrant or Company). The principal operating subsidiary of BNSF is the BNSF Railway Company (BNSF Railway) through which BNSF derives almost all of its revenues. All earnings per share information is stated on a diluted basis.

Introduction

BNSF Railway continues to be one of the primary rail transporters in North America. BNSF operates one of the largest railroad networks in North America, with 32,000 route miles in 28 states and two Canadian provinces. BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products.

BNSF’s first-quarter freight revenues increased 18 percent compared with the first quarter of 2004, to $2.9 billion, a record for first-quarter revenues. The increase was primarily driven by a 9 percent increase in revenue ton miles resulting from volume increases in each of the Company’s commodity groups and 9 percent higher average revenue per car resulting from rate and fuel surcharge increases. For the remainder of 2005, the Company anticipates continued revenue growth as both the global and U.S economies continue to expand. The following graph depicts the business mix of the Company:

Operating expenses for the first quarter of 2005 increased 13 percent compared with the first quarter of 2004, primarily driven by a 9 percent increase in gross ton-miles and a 31 percent increase in fuel price, after hedge benefit. However, the Company continues to leverage increased market demand with operating efficiencies. As a result, operating income and earnings per diluted share increased 55 percent and 60 percent, respectively, compared with the first three months of 2004.

Results of Operations

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Revenues

The following table presents BNSF’s revenue information by commodity group for the three months ended March 31, 2005 and 2004:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2005	2004	2005	2004	2005	2004
	(in millions)		(in thousands)
Consumer Products	$1,130	$927	1,235	1,081	$915	$858
Industrial Products	647	563	386	368	1,676	1,530
Coal	598	520	554	521	1,079	998
Agricultural Products	524	438	233	236	2,249	1,856

Total Freight Revenues	2,899	2,448	2,408	2,206	$1,204	$1,110

Other Revenues	83	42

Total Operating Revenues	$2,982	$2,490

Freight revenues for the first quarter of 2005 were $2,899 million, up 18 percent compared with the same 2004 period. Freight revenues included $180 million in fuel surcharges compared with $47 million in the prior year. The increase in freight revenues is due to a 9 percent increase in cars/units and a 9 percent increase in average revenue per car/unit.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following business areas: international, direct marketing, truckload, intermodal marketing companies, automotive, and perishables and dry boxcar.

Consumer Products revenues of $1,130 million for the first quarter of 2005 were $203 million, or 22 percent, greater than the first quarter of 2004. The increase in Consumer Products revenues is primarily due to a 14 percent increase in units, which is driven by increased volumes in the international and truckload sectors. The 7 percent increase in revenue per unit is primarily due to price increases across all sectors and increased fuel surcharges, partially offset by increases in international intermodal business, which has lower average revenue per unit.

Industrial Products

Industrial Products’ freight business consists of four business areas: building products, construction products, chemicals and plastics, and petroleum products.

Industrial Products revenues increased $84 million, or 15 percent, to $647 million for the first quarter of 2005. The Company experienced strong revenue gains in all four business areas with especially strong gains in lumber, paper, panel products, manufactured products, clay and petroleum products. The 5 percent increase in cars was driven by continuing strength in the economy. Rate increases along with fuel surcharges and volume increases in higher rated commodities contributed to a 10 percent increase in average revenue per car.

Coal

BNSF is one of the largest transporters of low-sulfur coal in the United States. Approximately 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $598 million for the first quarter of 2005 increased $78 million, or 15 percent, compared with the same period a year ago. The 6 percent increase in cars is a result of new customer business volumes and higher demand from existing customers. Average revenue per car increased 8 percent, primarily driven by contractual rate escalations, fuel surcharges and increased length of haul.

Agricultural Products

The Agricultural Products’ freight business is the transportation of agricultural products including corn, wheat, soybeans, bulk foods, fertilizer, and other products.

Agricultural Products revenues of $524 million for the first quarter of 2005 were $86 million, or 20 percent, higher than revenues for the first quarter of 2004. This increase is primarily due to an increase of 21 percent in average revenue per car, which is related to a favorable mix change driven by increased soybean exports to China, fuel surcharges and price increases.

Other Revenues

Other Revenues increased $41 million, or 98 percent, to $83 million for the first quarter of 2005. This increase is primarily attributable to growth in BNSF Logistics business (a wholly-owned subsidiary that specializes in providing third-party logistic services) and increases in storage and other credits due to a policy change which resulted in higher storage fees.

Expenses

Total operating expenses for the first quarter of 2005 were $2,348 million, an increase of $268 million, or 13 percent, versus the same period in 2004.

Compensation and benefits

Compensation and benefits includes expenses for BNSF employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $853 million were $66 million, or 8 percent, higher than the first quarter of 2004. This increase is primarily related to significant volume increases, which led to an increase in both headcount and wages earned. Additionally, an increase in wage rates, incentive expenses and pension expenses contributed to this variance over the first quarter of 2004.

Purchased services

Purchased services expense includes ramping and drayage, maintenance of locomotive and freight car equipment and technology services outsourcing, and other services, such as vegetation control, provided to BNSF. This expense line also includes purchased transportation costs for BNSF Logistics. The expenses are driven by the rates established in the service contracts and the volume of services required.

Purchased service expenses of $417 million for the first quarter of 2005 were $77 million, or 23 percent, higher than the first quarter of 2004. This increase is primarily due to higher volume-related costs for intermodal ramp costs, locomotive contract maintenance expense, haulage payments for contracted transportation over other roads and purchased transportation costs for BNSF Logistics.

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

Depreciation and amortization expenses of $263 million for the first quarter of 2005 were $14 million, or 6 percent, higher than the same period in 2004. The increase in depreciation expense is due to ongoing capital expenditures.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, rental rates, the results of lease negotiations, utilization of owned equipment versus leased equipment, and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $213 million for the first quarter of 2005 were $26 million, or 14 percent, higher than the first quarter of 2004. The increase is primarily due to strong volumes.

Fuel

Fuel expense is driven by the level of locomotive consumption of diesel fuel, market prices and the effects of hedging activities.

Fuel expenses of $392 million for the first quarter of 2005 were $112 million, or 40 percent, higher than the first quarter of 2004. The increase in fuel expense is due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 27 cents to $1.13, resulting in a $92 million increase in expense. The all-in cost is comprised of an increase in the average purchase price of 41 cents, or $143 million increase in fuel expense, partially offset by an increase in the hedge benefit of 14 cents, or $51 million (first quarter 2005 benefit of $105 million less first quarter 2004 benefit of $54 million). Consumption in the first three months of 2005 was 346 million gallons compared with 323 million gallons in the same 2004 period, resulting in a $20 million increase in fuel expense.

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

Materials and other expenses of $210 million for the first quarter of 2005 were $27 million, or 11 percent, lower than the first quarter of 2004. The decrease is due to decreased casualty costs driven by two large derailments in the first quarter of 2004 as well as lower environmental expenses primarily as a result of the third quarter 2004 charge (see Note 10 of the Consolidated Financial Statements in the Company’s 2004 Form 10-K).

Interest expense

Interest expense of $109 million for the first quarter of 2005 was $7 million, or 7 percent, higher than the first quarter of 2004. The increase is primarily due to higher average interest rates.

Other expense (income), net

Other expense was $7 million in the first quarter of 2005 compared with other income of $3 million in the first quarter of 2004. This increase in expense is primarily due to an interest recovery recorded in the first quarter of 2004.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, through leasing of assets and through the sale of a portion of accounts receivable.

Operating Activities

Net cash provided by operating activities was $565 million for the three months ended March 31, 2005, compared with $241 million for the three months ended March 31, 2004. The increase is primarily the result of an increase in earnings and an increase in working capital driven by an increase in accounts payable and other current liabilities related primarily to the acquisition of locomotives in the fourth quarter of 2003 that were not paid for until the first quarter of 2004.

Investing Activities

Net cash used for investing activities was $541 million for the three months ended March 31, 2005, compared with $478 million for the three months ended March 31, 2004. Investing activities for the three months ended March 31, 2005, include $326 million of capital expenditures, as discussed below, and $215 million of cash used for other investing activities. The increase in cash used for other investing activities primarily reflects cash used in the first quarter as consideration to another carrier for trackage rights and alternative access rights (see Note 7 of the Consolidated Financial Statements in the Company’s 2004 Form 10-K). The increase in cash used for other investing activities also reflects a $26 million cash source in the first quarter of 2004 related to the consolidation of San Jacinto Rail Limited (see Note 2 of the Consolidated Financial Statements in the Company’s 2004 Form 10-K).

A breakdown of cash capital expenditures for the three months ended March 31, 2005 and 2004, is set forth in the following table (in millions):

Three Months Ended March 31,	2005	2004
Maintenance of Way	$203	$221
Mechanical	29	14
Information Services	18	10
Other	19	11

Total Maintenance of Business	$269	$256
New Locomotive Acquisitions	—	16
Terminal and Line Expansion	57	34

Total	$326	$306

The increase in cash capital expenditures in the first three months of 2005 is primarily due to an increase in capital expenditures to maintain BNSF’s freight equipment and locomotives, as well as terminal and line expansions and other transportation-related projects.

Financing Activities

Three Months Ended March 31, 2005

Net cash used for financing activities during the first three months of 2005 was $231 million, primarily related to additional payments on debt of $43 million, common stock repurchases of $225 million and dividend payments of $64 million, partially offset by proceeds from stock options exercised of $101 million.

Aggregate debt due to mature within one year is $476 million. BNSF’s ratio of net debt to total capitalization was 39.7 percent at March 31, 2005 compared with 39.9 percent at December 31, 2004. The Company’s adjusted net debt to total capitalization, including operating lease commitments was 50.8 percent at March 31, 2005, compared with 51.0 percent at December 31, 2004. BNSF’s adjusted net debt to total capitalization is a non-GAAP measure and should be considered in addition to, but not as a substitute or preferable to, the information prepared in accordance with GAAP. However, the information is included herein as management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth. The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

	March 31, 2005	December 31, 2004
Net debt to total capitalization [a]	39.7%	39.9%
Adjustment for long-term operating leases	9.4%	9.3%
Adjustment for other debt equivalents	1.7%	1.8%

Adjusted net debt to total capitalization [b]	50.8%	51.0%

a	Net debt to total capitalization is calculated as total debt less cash and cash equivalents divided by the sum of net debt and total stockholders’ equity
b	Adjusted net debt to total capitalization includes operating leases and other debt equivalents in the calculation of net debt

As of March 31, 2005, the Company has $500 million of debt capacity available under its shelf registration.

Three Months Ended March 31, 2004

Net cash provided by financing activities during the first three months of 2004 was $292 million, primarily related to additional net borrowings of $373 million and proceeds from stock options exercised of $56 million, partially offset by common stock repurchases of $82 million and dividend payments of $56 million.

Dividends

Common stock dividends declared for the three months ended March 31, 2005 and 2004, were $0.17 and $0.15 per share, respectively. Dividends paid on common stock during the first three months of 2005 and 2004 were $64 million and $56 million, respectively. On February 11, 2005, the Board of Directors (the Board) declared a quarterly dividend of $0.17 per share on outstanding shares of common stock, $0.01 par value, payable April 1, 2005, to shareholders of record on March 11, 2005. On April 21, 2005, the Board declared a quarterly dividend of $0.17 per share on its outstanding shares of common stock, $0.01 par value, payable July 1, 2005 to shareholders of record on June 10, 2005.

Common Stock Repurchase Program

During the first three months of 2005, BNSF repurchased approximately 4 million shares of its common stock at an average price of $51.70 per share under the Company’s share repurchase program amounting to a total cost of $225 million. Program-to-date repurchases through March 31, 2005, were 139 million shares at an average price of $27.61 per share, leaving 11 million shares available for repurchase out of the 150 million shares authorized.

Long-Term Debt and Lease Obligations

The Company’s business is capital intensive. BNSF has historically generated a significant amount of cash from operating activities, which it uses to fund capital additions, service debt, repurchase shares and pay dividends. Additionally, the Company relies on access to the debt and leasing markets to finance a portion of capital additions on a long-term basis.

BNSF has agreed to acquire a total of 1,315 locomotives, in three separate agreements, by 2009. As of December 31, 2004, all 500 of the locomotives under the first agreement had been delivered, bringing the outstanding total commitments to 815. In addition, through December 31, 2004, 115 locomotives were delivered under these remaining agreements. During the first three months of 2005, BNSF took delivery of an additional 47 locomotives.

In the first quarter of 2004, BNSF entered into a contractual obligation to acquire 6,000 grain cars over the course of the next four years. Through March 31, 2005, BNSF has taken delivery of 2,571 of the hoppers, of which 1,078 were delivered during the first three months of 2005.

The locomotives and grain cars under these agreements have been or are expected to be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases and debt issuances. The decision on the method used for a particular acquisition financing will depend on the current market conditions and other factors at the time.

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

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation (SFRC), as described in Note 3 of the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a minimum consolidated tangible net worth test and a maximum debt-to-capital test. These tests are the same as required in BNSF’s revolving credit agreements.

The accounts receivable sales program provides efficient financing at a competitive interest rate to traditional borrowing arrangements. Because the funding is collateralized by BNSF receivables, the risk of exposure is only as great as the risk of default on these receivables.

Guarantees

The Company acts as guarantor for certain debt and lease obligations of others. During the last couple of years, the Company has primarily utilized guarantees to obtain favorable leasing terms. Additionally, the Company has guaranteed third-party debt to facilitate construction that benefits BNSF. Further, in the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. The Company does not expect performance under these guarantees or indemnities to have a material adverse effect on the Company’s liquidity in the foreseeable future. See Note 4 of the Consolidated Financial Statements.

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

In February 2005, the Company has received a Civil Investigative Demand from the Antitrust Division of the Department of Justice requesting information concerning the Company’s pricing activities relating to the shipment of coal from the southern Powder River Basin. The Company is responding to the request.

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

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates, establishing rates in anticipation of future debt issuances, and converting a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy. BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. See Note 2 to the Consolidated Financial Statements.

Employee and Labor Relations

Approximately 89 percent of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with various labor organizations. A negotiating process for new, major collective bargaining agreements covering all of BNSF Railway’s union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over an extended period of time and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of presidential intervention) are exhausted. Agreements undergoing renegotiation in the current bargaining round provide for periodic wage increases until new agreements are reached.

Unions with an Agreement under the Previous Bargaining Round

In the previous bargaining round, the United Transportation Union, the Brotherhood of Maintenance of Way Employes, the Brotherhood of Locomotive Engineers and Trainmen, the Transportation Communications Union, the Brotherhood of Railroad Signalmen, the American Train Dispatchers Association, the International Brotherhood of Electrical Workers, Sheet Metal Workers’ International Association, and National Conference of Firemen and Oilers representing approximately 94 percent, collectively, of BNSF’s unionized workforce, have reached final agreements that cover periods through December 2004.

Unions that have not Settled an Agreement under the Previous Bargaining Round

Through the National Carriers’ Conference Committee, BNSF’s multi-employer collective bargaining representative, the Company is continuing efforts to settle the previous bargaining round with the International Association of Machinists, which represents approximately 6 percent of the Company’s unionized workforce.

2005 Bargaining Round

The current bargaining round for all unions with contracts that will come into effect after January 1, 2005, began on and after November 1, 2004, with the serving of Section 6 notices, which are each side’s initial proposals. BNSF will participate in coordinated national handling of these proposals. The current agreements, as discussed below, are in effect until new agreements are reached or until changes to the existing agreements are made.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging programs on the Company’s results of operations (in millions):

Three months ended March 31,	2005	2004
Fuel-hedge benefit (including ineffective portion of unexpired hedges)	$105	$54
Interest rate hedge benefit	6	9

Total hedge benefit	$111	$63
Tax effect	(42)	(24)

Hedge benefit, net of tax	$69	$39

The Company’s fuel-hedge benefit is due to increases in fuel prices subsequent to the initiation of various hedges. The interest rate hedge benefit is the result of the conversion of fixed-rate long-term debt to floating-rate debt coupled with lower interest rates. The information presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Notes 2 and 4 of the Consolidated Financial Statements describe significant aspects of BNSF’s financial instrument programs which have a material market risk. Additionally, the Company has a fuel surcharge program (see further discussion under the revenue section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Commodity Price Sensitivity

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of March 31, 2005, are based on the front month settlement prices of NYMEX #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI) which is defined as the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI, and HO.

At March 31, 2005, BNSF had recorded in the Consolidated Balance Sheet a fuel-hedging asset of $625 million for fuel hedges covering 2005 through 2007.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve month period ending March 31, 2006 and the balance sheet impact from the hypothetical price changes, both based on hedge position at March 31, 2005:

Sensitivity Analysis
Hedged commodity price change	Fuel-hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel-hedge fair value
10 percent increase	$93 million increase	$128 million increase
10 percent decrease	$93 million decrease	$127 million decrease

Based on fuel consumption during the twelve month period ending March 31, 2005 of 1,367 million gallons and fuel prices during that same period, excluding the impact of the hedging program, a ten percent increase or decrease in the commodity price per gallon would result in an approximate $170 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis. This impact would be substantially offset by changes in revenues and fuel expenses related to the Company’s fuel surcharge and fuel hedging programs, respectively.

At March 31, 2005, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

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

At March 31, 2005, the fair value of BNSF’s debt, excluding capital leases, was $6,485 million and the interest rate hedging asset was $18 million.

The following table is an estimate of the impact to earnings and the fair value of the total debt and interest rate hedges that could result from hypothetical interest rate changes during the twelve month period ending March 31, 2006 based on debt levels as of March 31, 2005:

Sensitivity Analysis
Hypothetical change in interest rates	Floating rate debt - Annual pre-tax earnings impact	Change in fair value
		Total debt	Interest rate hedges
1 percent decrease	$11 million increase	$576 million increase	$27 million increase
1 percent increase	$11 million decrease	$491 million decrease	$26 million decrease

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended March 31, 2005 (shares in thousands):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31	103	$47.33	100	15,735
February 1 – 28	1,029	$47.74	1,013	14,722
March 1 – 31	3,453	$53.02	3,243	11,479

Total	4,585	$51.71	4,356

a	Total number of shares purchased includes approximately 229,000 shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 100,000 shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock.
b	On July 17, 1997, the Board initially authorized and the Company announced the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. On December 9, 1999, April 20, 2000, September 21, 2000 and January 16, 2003, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date for a total of 150 million shares authorized. The share repurchase program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

Election of Ten Directors

At the April 20, 2005, annual meeting of shareholders, the Company’s shareholders elected 10 directors, each for a one-year term.

The shareholders elected the Company’s 10 nominees to the 10 director positions by the vote shown below:

Nominees	Votes For	Withheld
Alan L. Boeckmann	320,710,977	8,253,320
Vilma S. Martinez	209,555,483	119,408,814
Marc F. Racicot	208,275,424	120,688,873
Roy S. Roberts	299,678,823	29,285,474
Matthew K. Rose	316,824,356	12,139,941
Marc J. Shapiro	315,646,959	13,317,338
J.C. Watts, Jr.	304,559,308	24,404,989
Robert H. West	301,106,962	27,857,335
J. Steven Whisler	297,384,935	31,579,362
Edward E. Whitacre, Jr.	309,400,483	19,563,814

Ratification of the Appointment of Independent Auditor

The shareholders’ vote on ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor in 2005 was as follows:

•	For: 317,812,866

•	Against: 8,580,348

•	Abstentions: 2,571,083

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated: April 28, 2005

S-1

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

Exhibit Index

10.1	Burlington Northern Santa Fe Incentive Bonus Stock Plan as amended February 28, 2005

10.2	Burlington Northern Santa Fe Salary Exchange Option Program as amended February 28, 2005

12.1	Computation of Ratio of Earnings to Fixed Charges

15.1	Independent Registered Public Accounting Firm’s Awareness Letter

31.1	Principal Executive Officer’s Certifications Pursuant to 18 U.S.C. § 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Principal Financial Officer’s Certifications Pursuant to 18 U.S.C. § 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

E-1