Form 10-Q
period 2005-06-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2005-07-26
CIK 934612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 20, 2005
Common stock, $.01 par value	373,434,542 shares

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$3,138	$2,685	$6,120	$5,175

Operating expenses:
Compensation and benefits	849	818	1,702	1,605
Purchased services	424	351	841	691
Depreciation and amortization	268	251	531	500
Equipment rents	218	197	431	384
Fuel	461	326	853	606
Materials and other	208	234	418	471

Total operating expenses	2,428	2,177	4,776	4,257

Operating income	710	508	1,344	918
Interest expense	112	101	221	203
Other expense, net	8	5	15	2

Income before income taxes	590	402	1,108	713
Income tax expense	224	153	421	271

Net income	$366	$249	$687	$442

Earnings per share:
Basic earnings per share	$0.98	$0.68	$1.84	$1.20
Diluted earnings per share	$0.96	$0.67	$1.79	$1.18
Average shares (in millions):
Basic	372.3	368.3	373.1	368.9
Dilutive effect of stock awards	9.4	5.2	10.0	4.8

Diluted	381.7	373.5	383.1	373.7

Dividends declared per share	$0.17	$0.15	$0.34	$0.30

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, shares in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$79	$322
Accounts receivable, net	290	181
Materials and supplies	378	339
Current portion of deferred income taxes	173	308
Other current assets	691	465

Total current assets	1,611	1,615

Property and equipment, net	26,179	25,814
Other assets	2,089	1,496

Total assets	$29,879	$28,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,432	$2,251
Long-term debt due within one year	478	465

Total current liabilities	2,910	2,716

Long-term debt and commercial paper	6,291	6,051
Deferred income taxes	7,899	7,820
Casualty and environmental liabilities	906	941
Minimum pension liability	353	353
Employee separation costs	116	124
Other liabilities	1,658	1,609

Total liabilities	20,133	19,614

Commitments and contingencies (see Notes 2, 4, and 5)
Stockholders’ equity:
Common stock, $.01 par value, 600,000 shares authorized; 522,788 shares and 517,275 shares issued, respectively	5	5
Additional paid-in capital	6,503	6,299
Retained earnings	7,351	6,792
Treasury stock, at cost, 149,552 shares and 140,463 shares, respectively	(4,197)	(3,741)
Unearned compensation	(32)	(43)
Accumulated other comprehensive income (loss)	116	(1)

Total stockholders’ equity	9,746	9,311

Total liabilities and stockholders’ equity	$29,879	$28,925

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Six Months Ended June 30,	2005	2004
OPERATING ACTIVITIES
Net income	$687	$442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	531	500
Deferred income taxes	141	183
Employee separation costs paid	(15)	(15)
Long-term casualty and environmental liabilities, net	(33)	32
Other, net	(24)	(35)
Changes in current assets and liabilities:
Accounts receivable, net	(101)	(109)
Materials and supplies	(39)	(28)
Other current assets	(53)	(88)
Accounts payable and other current liabilities	179	32

Net cash provided by operating activities	1,273	914

INVESTING ACTIVITIES
Capital expenditures	(798)	(692)
Other, net	(500)	(269)

Net cash used for investing activities	(1,298)	(961)

FINANCING ACTIVITIES
Net increase in commercial paper and bank borrowings	308	304
Payments on long-term debt	(83)	(71)
Dividends paid	(128)	(111)
Proceeds from stock options exercised	127	141
Purchase of BNSF common stock	(442)	(172)
Other, net	—	2

Net cash (used for) provided by financing activities	(218)	93

(Decrease) increase in cash and cash equivalents	(243)	46
Cash and cash equivalents:
Beginning of period	322	18

End of period	$79	$64

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$198	$214
Income taxes paid, net of refunds	$255	$37
Non-cash asset financing	$38	$48

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Shares in thousands, dollars in millions, except per share data)

(Unaudited)

	Common Shares	Treasury Shares	Common Stock and Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2004	517,275	(140,463)	$6,304	$6,792	$(3,741)	$(43)	$(1)	$9,311
Common stock dividends, $0.34 per share			—	(128)	—	—	—	(128)
Adjustments associated with unearned compensation, restricted stock	659	(118)	26	—	—	11	—	37
Exercise of stock options and related tax benefit of $37	4,854	(278)	178	—	(14)	—	—	164
Purchase of BNSF common stock (a)	—	(8,693)	—	—	(442)	—	—	(442)

Comprehensive income:
Net income			—	687	—	—	—	687
Gain on derivative instruments, net of tax expense of $74			—	—	—	—	117	117

Total comprehensive income								804

Balance June 30, 2005	522,788	(149,552)	$6,508	$7,351	$(4,197)	$(32)	$116	$9,746

a	Total-to-date share repurchases through June 30, 2005, were 142 million shares at an average price of $28.22 per share, leaving 8 million shares available for repurchase out of the 150 million shares authorized.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of June 30, 2005, and the results of operations for the three and six month periods ended June 30, 2005 and 2004.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$366	$249	$687	$442

Stock-based employee compensation expense included in reported net income, net of related tax effects	5	4	10	7

Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(10)	(9)	(20)	(19)

Pro forma net income	$361	$244	$677	$430

Earnings per share:
Basic – as reported	$0.98	$0.68	$1.84	$1.20

Basic – pro forma	$0.97	$0.66	$1.81	$1.17

Diluted – as reported	$0.96	$0.67	$1.79	$1.18

Diluted – pro forma	$0.95	$0.65	$1.77	$1.15

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

Fuel

Fuel costs represented 18 percent and 14 percent of total operating expenses during the six month periods ended June 30, 2005 and 2004, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel-hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first six months of 2005 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $14 million of additional fuel expense on an annual basis.

Total Fuel-Hedging Activities

As of June 30, 2005, BNSF’s total fuel hedging activities covered 48 percent, 27 percent, and 3 percent of estimated fuel purchases for the remainder of 2005, 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Hedge benefit	$124	$64	$231	$114
Ineffective portion of unexpired hedges	—	(1)	(2)	3
Tax effect	(48)	(24)	(88)	(45)

Hedge benefit, net of tax	$76	$39	$141	$72

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions are as follows (in millions):

	June 30, 2005	December 31, 2004
Short-term fuel-hedging asset	$440	$264
Long-term fuel-hedging asset	118	105
Ineffective portion of unexpired hedges	(2)	(4)
Tax effect	(214)	(140)

Amount included in AOCI, net of tax	$342	$225

Settled fuel-hedging contracts receivable	$124	$131

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of June 30, 2005, BNSF had entered into fuel swap and costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

During the first half of 2005, the Company converted approximately 26 million gallons of WTI collars into HO swaps at an average price of $0.84 per gallon. The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of June 30, 2005:

	Quarter Ending
2005	September 30,	December 31,	Total
HO Swaps
Gallons hedged (in millions)	45.15	15.75	60.90
Average swap price (per gallon)	$0.87	$0.93	$0.89
Fair value (in millions)	$35	$12	$47

HO Collars
Gallons hedged (in millions)	12.60	22.05	34.65
Average cap price (per gallon)	$0.96	$0.98	$0.97
Average floor price (per gallon)	$0.88	$0.90	$0.89
Fair value (in millions)	$9	$16	$25

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	15.75	22.05	28.35	31.50	97.65
Average cap price (per gallon)	$0.97	$0.92	$0.91	$0.94	$0.93
Average floor price (per gallon)	$0.90	$0.84	$0.84	$0.87	$0.86
Fair value (in millions)	$12	$16	$21	$23	$72

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	31.50	—	—	—	31.50
Average cap price (per gallon)	$0.93	$—	$—	$—	$0.93
Average floor price (per gallon)	$0.86	$—	$—	$—	$0.86
Fair value (in millions)	$23	$—	$—	$—	$23

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

No additional WTI hedges were entered into during the first six months of 2005; however, during the first half of 2005, the Company converted approximately 26 million gallons of WTI collars into HO swaps as stated in the NYMEX #2 Heating Oil Hedges section. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of June 30, 2005:

	Quarter Ending
2005	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	1,125	1,350	2,475
Equivalent gallons hedged (in millions)	47.25	56.70	103.95
Average swap price (per barrel)	$24.55	$24.54	$24.54
Fair value (in millions)	$37	$46	$83

WTI Collars
Barrels hedged (in thousands)	1,700	1,650	3,350
Equivalent gallons hedged (in millions)	71.40	69.30	140.70
Average cap price (per barrel)	$27.30	$27.11	$27.21
Average floor price (per barrel)	$22.70	$22.57	$22.64
Fair value (in millions)	$51	$52	$103

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per barrel)	$24.43	$25.16	$25.69	$—	$24.83
Fair value (in millions)	$45	$22	$12	$—	$79

WTI Collars
Barrels hedged (in thousands)	1,500	1,500	825	525	4,350
Equivalent gallons hedged (in millions)	63.00	63.00	34.65	22.05	182.70
Average cap price (per barrel)	$30.05	$30.20	$30.81	$31.93	$30.47
Average floor price (per barrel)	$25.66	$25.79	$26.32	$27.42	$26.04
Fair value (in millions)	$43	$42	$22	$13	$120

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$33.00	$—	$—	$—	$33.00
Average floor price (per barrel)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$4	$—	$—	$—	$4

NYMEX #2 Heating Oil Refining Spread Hedges

As of June 30, 2005, the Company had entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 69 million gallons of fuel with an average swap price of $11.51 per barrel. HO-WTI is the difference in price between HO and WTI; therefore a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The following table provides fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of June 30, 2005:

	Quarter Ending
2005	September 30,	December 31,	Total
HO-WTI Swaps
Barrels hedged (in thousands)	900	750	1,650
Equivalent gallons hedged (in millions)	37.80	31.50	69.30
Average swap price (per barrel)	$11.75	$11.22	$11.51
Fair value (in millions)	$—	$2	$2

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

Fair Value Interest Rate Hedges

As of June 30, 2005, the Company had entered into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of both June 30, 2005 and December 31, 2004, BNSF had entered into thirteen separate swaps with an aggregate notional amount of $1,050 million, in which it pays an average floating rate, which fluctuates quarterly, based on the London Interbank Offered Rate (LIBOR).

All swap transactions outstanding are reflected in the following table (as of June 30, 2005, there are no treasury lock transactions outstanding):

	June 30, 2005
	Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fair value hedges
Fixed to variable swaps (in millions)	$300	—	$300	—	$200	$250	$1,050	$22
Average fixed rate	6.38%	—	7.88%	—	6.13%	7.13%	6.93%
Average floating rate	4.87%	—	5.74%	—	3.89%	6.28%	5.27%

BNSF’s measurement of the fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

The amounts recorded in the Consolidated Statements of Income, as a reduction of interest expense, for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Hedge benefit	$5	$10	$11	$19
Tax effect	(2)	(4)	(4)	(7)

Hedge benefit, net of tax	$3	$6	$7	$12

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, with a corresponding increase to debt or accrued interest, are as follows (in millions):

	June 30, 2005	December 31, 2004
Short-term interest rate hedging asset	$5	$10
Long-term interest rate hedging asset	$17	$25

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

The Company’s total capacity to sell undivided interests to investors under the A/R sales program is $700 million at June 30, 2005, which is comprised of a $350 million, 364-day accounts receivable facility and a $350 million, five-year accounts receivable facility. The commitments of the investors are currently scheduled to expire in October 2005 and October 2008, respectively. Outstanding undivided interests held by investors under the A/R sales program were $650 million at June 30, 2005 and December 31, 2004. These receivables are derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,026 million and $894 million of receivables transferred by SFRC to the master trust at June 30, 2005 and December 31, 2004, respectively. When SFRC

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $376 million and $244 million at June 30, 2005 and December 31, 2004, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $650 million at June 30, 2005 and December 31, 2004, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $6.4 billion and $5.5 billion for the six months ended June 30, 2005 and 2004, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $6 million and $5 million for the six months ended June 30, 2005 and 2004, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 2.9 percent and 1.1 percent in the six months ended June 30, 2005 and 2004, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At June 30, 2005 and December 31, 2004, $84 million and $77 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At June 30, 2005 and December 31, 2004, $53 million and $59 million, respectively, of such allowances had been recorded of which $43 million and $52 million, respectively, had been recorded as a reduction to accounts receivable, net. Additionally, at June 30, 2005 and December 31, 2004, approximately $10 million and $7 million, respectively, had been recorded as an allowance for bill adjustments and uncollectible accounts in accounts payable and other current liabilities because they relate to the $650 million of outstanding undivided interests held by investors. During the six months ended June 30, 2005 and 2004, $4 million and $5 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At June 30, 2005, BNSF Railway is in compliance with these provisions.

4. Debt

Commercial Paper

BNSF issues commercial paper from time to time that is supported by bank revolving credit agreements. At June 30, 2005, there are no bank borrowings against the revolving credit agreements. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. In June 2005, BNSF’s $700 million short-term facility expired. The Company added $700 million to its existing $500 million long-term facility and extended its expiration date two years to June 2010. With the $700 million additional capacity under the long-term bank credit facility, BNSF has borrowing capacity of up to $1.2 billion as of June 30, 2005. Annual facility fees are currently 0.100 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based on the following: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

rates offered at the option of the lenders, or (iii) an alternate base rate. The Company classifies commercial paper as long-term based on the final expiration date of the credit facility. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements. At June 30, 2005, the Company is in compliance.

The maturity value of commercial paper outstanding as of June 30, 2005, is $701 million, reducing the total capacity available under the revolving credit agreements to approximately $499 million. Included in the $701 million maturity value of commercial paper is $393 million issued to a consolidated subsidiary of BNSF, which is eliminated upon consolidation.

Notes and Debentures

As of June 30, 2005, the Company has $500 million available under its shelf registration of debt securities.

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2005, are as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount [a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$65	$101	$101	13	$36[b]
Westside Intermodal Transportation Corporation	0.0%	$43	$70	$—	18	$37[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$22	$—	18	$12[b]
Various lessors (Residual value guarantees)	0.0%	N/A	$298	$298	Various	$69[c]
All other	0.0%	$9	$10	$5	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.
c	Reflects the FIN 45 asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheet.

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

Kansas City Terminal Intermodal Transportation Corporation

BNSF and another major railroad jointly and severally guarantee $65 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF has a 25 percent ownership in KCTRC, accounts for its interest using the equity method of accounting, and will be required to fund a portion of the remaining obligation upon default by the original debtor.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Westside Intermodal Transportation Corporation and The Unified Government of Wyandotte County/Kansas City, Kansas

BNSF has guaranteed $57 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC, and payments related to BNSF’s guarantee of this obligation will only be called for upon default by the original debtor.

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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of June 30, 2005, the Company has recorded a $69 million asset and corresponding liability for the fair value of the RVG.

All other

BNSF guarantees $9 million of other debt. BNSF holds a performance bond and has the option to sub-lease property to recover up to $5 million of the $9 million of guarantees. These guarantees expire between 2005 and 2014.

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

The Company currently expects to obtain an update to this study in the third quarter of 2005. On a quarterly basis, BNSF will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to the Company’s estimates will be recorded quarterly if necessary. More periodic updates to the study will occur if trends necessitate a change.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$340	$60	$345	$60
Accruals	—	7	—	15
Payments	(4)	(4)	(9)	(12)

Ending balance at June 30,	$336	$63	$336	$63

Of the June 30, 2005 obligation, $276 million is related to unasserted claims while $60 million is related to asserted claims. At June 30, 2005, $20 million is included in current liabilities. The recorded liability is not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Claims unresolved at beginning of period	1,919	1,973	1,926	1,985
Claims filed	312	192	485	432
Claims settled, dismissed or otherwise resolved	(111)	(189)	(291)	(441)

Ending balance at June 30,	2,120	1,976	2,120	1,976

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $250 million to $450 million. However, BNSF believes that the $336 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$439	$447	$459	$453
Accruals	45	51	90	93
Payments	(35)	(59)	(100)	(107)

Ending balance at June 30,	$449	$439	$449	$439

At June 30, 2005, $170 million is included in current liabilities. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Claims unresolved at beginning of period	3,884	4,488	4,116	4,393
Claims filed	1,025	837	1,937	1,777
Claims settled, dismissed or otherwise resolved	(1,194)	(974)	(2,338)	(1,819)

Ending balance at June 30,	3,715	4,351	3,715	4,351

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $400 million to $550 million. However, BNSF believes that the $449 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

Liabilities for environmental cleanup costs are recorded when BNSF’s liability for environmental cleanup is probable and reasonably estimable. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Environmental costs include initial site surveys and environmental studies as well as costs for remediation of sites determined to be contaminated.

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments in recent periods, the Company performed an assessment to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third party actuary had proprietary data that included information from the EPA and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because of its determination that a better estimate of future development could be made with this data, BNSF engaged this third party actuary, which has an extensive background in performing various studies for large companies, including environmental matters, to assist BNSF in determining the Company’s potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities. The estimate did not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites. BNSF continues to estimate third party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third party claims as of June 30, 2005 is approximately $20 million.

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

The Company currently expects to obtain an update to this study in the third quarter of 2005. On a quarterly basis, BNSF will also monitor actual experience against the forecasted remediation and related payments made on existing sites.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 379 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$376	$214	$385	$199
Accruals	8	38	8	64
Payments	(13)	(10)	(22)	(21)

Ending balance at June 30,	$371	$242	$371	$242

At June 30, 2005, $60 million is included in current liabilities. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at June 30, 2005 will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
BNSF Sites
Number of sites at beginning of period	378	370	384	402
Sites added during the period	1	11	6	22
Sites closed during the period	—	(1)	(11)	(44)

Number of sites at June 30,	379	380	379	380

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Superfund Sites
Number of sites at beginning of period	23	20	24	22
Sites added during the period	—	1	—	2
Sites closed during the period	—	—	(1)	(3)

Number of sites at June 30,	23	21	23	21

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF believes that the $371 million recorded is the best estimate of the Company’s future obligation for environmental costs.

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

6. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Six Months Ended June 30,	2005	2004
Beginning balance at January 1,	$154	$179
Accruals	7	2
Payments	(15)	(15)

Ending balance at June 30,	$146	$166

Employee separation liabilities of $146 million are included in the Consolidated Balance Sheet at June 30, 2005, and principally represent the following: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At June 30, 2005, $30 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers are $126 million at June 30, 2005. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid through approximately 2024. In 2005 and 2004, the Company updated its estimates and recorded an additional liability of $2 million each year related to deferred benefits.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions are $14 million at June 30, 2005, and primarily provide for separation programs announced in July 2003 and July 2004 and severance costs associated with the clerical consolidation

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

plan adopted in 1995 upon the Merger. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004. The July 2003 separation program resulted in accrued severance costs of approximately $12 million, affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively. In the first six months of 2005, BNSF recorded other liabilities of approximately $4 million primarily related to a voluntary severance program for certain union employees.

Other Employee Separation Costs

Other employee separation cost liabilities are $6 million at June 30, 2005, and principally relate to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger. These costs will be paid over the next several years based on deferral elections made by the affected employees. Also included in the other employee separation costs accrual is an estimate for the remaining payments to be made to other union employees as a result of a $1 million relocation program initiated in the first quarter of 2005. This program is expected to be substantially complete by the end of 2005.

7. Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost for the three and six months ended June 30 were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost	2005	2004	2005	2004
Service cost	$5	$5	$10	$10
Interest cost	25	24	47	48
Expected return on plan assets	(26)	(28)	(51)	(56)
Amortization of net loss	7	3	13	6

Net cost recognized	$11	$4	$19	$8

	Health and Welfare Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost	2005	2004	2005	2004
Service cost	$—	$1	$1	$2
Interest cost	3	5	7	10
Amortization of net loss	1	1	2	3
Amortization of prior service costs	(1)	(1)	(3)	(2)

Net cost recognized	$3	$6	$7	$13

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

Weighted average stock options totaling 0.2 million and 0.1 million for the three and six months ended June 30, 2005, respectively, and 0.6 million and 4.0 million for the three and six months ended June 30, 2004, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

9. Accounting Pronouncements

Stock-Based Compensation

The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which originally required implementation for interim or annual reporting periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission adopted a new rule to amend the compliance date to the beginning of the Company’s next fiscal year (January 1, 2006, for the Company). SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, BNSF will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. The Company has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. Based on a study performed by the Company’s management, the fair values obtained from each of the two pricing models were not substantially different. As allowed by SFAS No. 123R, the Company can elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply the Statement to all prior years for which SFAS No. 123 was effective. BNSF is currently evaluating which method of application will be used. Note 1 of the Consolidated Financial Statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes option-pricing model.

Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company is assessing the impact of the interpretation on its financial statements. The Interpretation will require the recording of a cumulative effect of a change in accounting principle in the fourth quarter of 2005, if applicable.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Burlington Northern Santa Fe Corporation:

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (“BNSF” or the “Company”) as of June 30, 2005, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2005 and 2004, the consolidated statements of cash flows for the six-months ended June 30, 2005 and 2004 and the consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of stockholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated February 10, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
July 20, 2005

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

Introduction

BNSF Railway continues to be one of the primary rail transporters in North America. BNSF operates one of the largest railroad networks in North America, with 32,000 route miles in 28 states and two Canadian provinces. BNSF Railway transports a wide range of products and commodities including Consumer Products, Industrial Products, Coal and Agricultural Products.

BNSF’s second-quarter freight revenues increased 15 percent compared with the second quarter of 2004, to $3.04 billion, a record for quarterly revenues. The increase was primarily driven by a 4 percent increase in cars/units and 11 percent higher average revenue per car/unit primarily resulting from rate and fuel surcharge increases. The Company anticipates for the same reasons that strong revenue growth will continue through the remainder of 2005. The following graph depicts the business mix of the Company:

Operating expenses for the second quarter of 2005 increased 12 percent compared with the second quarter of 2004, primarily driven by a 4 percent increase in gross ton-miles and a 37 percent increase in fuel price, after hedge benefit.

BNSF continues to leverage strong customer demand and a fluid network with operating efficiencies and increased revenue per unit. As a result of these efforts operating income increased approximately 40 percent compared with the same three-month period in 2004. Further, the Company achieved record quarterly earnings of $0.96 per share. This represents an increase of approximately 43 percent over second-quarter 2004 earnings of $0.67 per share.

Additional operational information, including weekly intermodal and carload unit reports as submitted to the American Association of Railroads and annual reports submitted to the Surface Transportation Board, are available on our website at www.bnsf.com/investors.

Results of Operations

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Revenues

The following table presents BNSF’s revenue information by commodity group for the three months ended June 30, 2005 and 2004:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2005	2004	2005	2004	2005	2004
	(in millions)		(in thousands)
Consumer Products	$1,241	$1,040	1,310	1,204	$947	$864
Industrial Products	718	620	397	389	1,809	1,594
Coal	591	553	536	548	1,103	1,009
Agricultural Products	493	424	222	221	2,221	1,919

Total Freight Revenues	3,043	2,637	2,465	2,362	$1,234	$1,116

Other Revenues	95	48

Total Operating Revenues	$3,138	$2,685

Freight revenues for the second quarter of 2005 were $3,043 million, up 15 percent compared with the same 2004 period. This increase is due to a 4 percent increase in cars/units and an 11 percent increase in average revenue per car/unit. Additionally, freight revenues include $234 million in fuel surcharges compared with $65 million in the prior year.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following business areas: international, direct marketing, truckload, intermodal marketing companies, automotive, and perishables and dry boxcar.

Consumer Products revenues of $1,241 million for the second quarter of 2005 were $201 million, or 19 percent, greater than the second quarter of 2004. Consumer Products experienced revenue gains in all sectors. The 9 percent increase in units was driven primarily by the international and truckload sectors. Rate increases and increases in fuel surcharges resulted in a 10 percent increase in revenue per unit.

Industrial Products

Industrial Products’ freight business consists of four business areas: building products, construction products, chemicals and plastics, and petroleum products.

Industrial Products revenues increased $98 million, or 16 percent, to $718 million for the second quarter of 2005 as compared to the second quarter of 2004. The Company experienced revenue gains in all four business areas with especially strong gains in lumber, paper, panel products, manufactured products, clay and petroleum products. Rate increases along with increases in fuel surcharges contributed to a 13 percent increase in average revenue per car.

Coal

BNSF is one of the largest transporters of low-sulfur coal in the United States. Approximately 90 percent of all BNSF Railway’s coal tons transported originate from the Powder River Basin of Wyoming and Montana.

Heavy snow and rain in the Powder River Basin (PRB) from late April to mid-May 2005 seriously affected rail and mining operations on the PRB joint rail line and beyond. The abnormally high precipitation, occurring just after spring thaw, followed by related derailments, one involving a BNSF train and the other another Class I railroad, severely impacted operations. Another contributing factor was the long-term accumulation of coal dust on this trackage which caused the ballast section to retain water and compromise track stability in a number of locations. BNSF and the other Class I railroad have agreed on the elements of a revised joint line maintenance plan. BNSF had an extensive plan in place and has modified that plan in view of the unprecedented level of precipitation that affected the PRB. The plan includes undercutting, cleaning of shoulder ballast, track surfacing, and replacement or new installation of concrete ties. BNSF expects this additional maintenance activity to have a modest impact on the number of its coal trains that will be operating daily on the joint line during the balance of 2005.

Coal revenues of $591 million for the second quarter of 2005 increased $38 million, or 7 percent, compared with the same period a year ago. Coal carloads decreased 2 percent as a result of weather-related operational and maintenance disruptions in the Powder River Basin. Average revenue per car increased 9 percent, primarily driven by price increases, contractual rate escalations, fuel surcharges and increased length of haul.

Agricultural Products

Agricultural Products freight business is the transportation of agricultural products including corn, wheat, soybeans, bulk foods, fertilizer, and other products.

Agricultural Products revenues of $493 million for the second quarter of 2005 were $69 million, or 16 percent, higher than revenues for the second quarter of 2004. This increase was primarily due to a 16 percent increase in average revenue per car, which was related to a favorable mix change driven by increased soybean exports to China, fuel surcharges and price increases.

Other Revenues

Other revenues increased $47 million, or 98 percent, to $95 million for the second quarter of 2005. This increase was primarily attributable to increases in storage related revenues and growth, due to acquisitions and volume growth, in the business of BNSF Logistics (a wholly owned subsidiary of BNSF that specializes in providing third-party logistics services).

Expenses

Total operating expenses for the second quarter of 2005 were $2,428 million, an increase of $251 million, or 12 percent, versus the same period in 2004.

Compensation and benefits

Compensation and benefits includes expenses for BNSF Railway employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $849 million were $31 million, or 4 percent, higher than the second quarter of 2004. This increase was primarily related to 4 percent higher unit volumes. Increased pension costs partially offset by a decrease in incentive compensation expense also impacted this variance over the second quarter of 2004.

Purchased services

Purchased services expenses include ramping and drayage, maintenance of locomotive and freight car equipment and technology services outsourcing, and other services, such as vegetation control, provided to BNSF. This expense line also includes purchased transportation costs for BNSF Logistics, the expenses for which are driven by the rates established in the service contracts and the volume of services required.

Purchased service expenses of $424 million for the second quarter of 2005 were $73 million, or 21 percent, higher than the second quarter of 2004. This increase was primarily due to higher volume-related costs for intermodal ramp costs, higher locomotive and freight car contract maintenance expense, higher haulage payments for contracted transportation over other railroads, and increased purchased transportation costs for BNSF Logistics.

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

Depreciation and amortization expenses of $268 million for the second quarter of 2005 were $17 million, or 7 percent, higher than the same period in 2004. The increase in depreciation expense was due to ongoing capital expenditures.

Equipment rents

Equipment rents expenses include long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expenses are driven primarily by volume, rental rates, the results of lease negotiations, utilization of owned equipment versus leased equipment, and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $218 million for the second quarter of 2005 were $21 million, or 11 percent, higher than the second quarter of 2004. The variance represents expense increases for freight car equipment and locomotive leases, which are predominantly related to volume increases.

Fuel

Fuel expenses are driven by the level of locomotive consumption of diesel fuel, market prices and the effects of hedging activities.

Fuel expenses of $461 million for the second quarter of 2005 were $135 million, or 41 percent, higher than the second quarter of 2004. The increase in fuel expenses was due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 36 cents to $1.33, resulting in a $124 million increase in expenses. The all-in cost was comprised of an increase in the average purchase price of 53 cents, or $185 million increase in fuel expenses, partially offset by an increase in the hedge benefit of 17 cents, or $61 million (second quarter 2005 benefit of $124 million less second quarter 2004 benefit of $63 million). Consumption in the second quarter of 2005 was 348 million gallons compared with 337 million gallons in the same 2004 period, resulting in a $11 million increase in fuel expenses.

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

Materials and other expenses of $208 million for the second quarter of 2005, which consists of approximately $80 million of materials expense with the remainder consisting of other items, were $26 million, or 11 percent, lower than the second quarter of 2004. The decrease was primarily due to $30 million in environmental expenses related to developments at two former fueling facility sites recognized during the second quarter of 2004 as well as lower personal injury expenses primarily as a result of the third quarter 2004 charge (see Note 10 of the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2004), partially offset by higher material costs to maintain locomotives, freight cars, and track structure due to higher volumes, and lower gains on land sales.

Interest expense

Interest expense of $112 million for the second quarter of 2005 was $11 million, or 11 percent, higher than the second quarter of 2004. The increase is primarily due to higher average interest rates, slightly offset by lower average debt balances.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Revenues

The following table presents BNSF’s revenue information by commodity group for the six months ended June 30, 2005 and 2004:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2005	2004	2005	2004	2005	2004
	(in millions)		(in thousands)
Consumer Products	$2,371	$1,967	2,545	2,285	$932	$861
Industrial Products	1,365	1,183	783	757	1,743	1,563
Coal	1,189	1,073	1,090	1,069	1,091	1,004
Agricultural Products	1,017	862	455	457	2,235	1,886

Total Freight Revenues	5,942	5,085	4,873	4,568	$1,219	$1,113

Other Revenues	178	90

Total Operating Revenues	$6,120	$5,175

Freight revenues for the first six months of 2005 were $5,942 million, up 17 percent compared with the same 2004 period. This increase is due to a 7 percent increase in cars/units and a 10 percent increase in average revenue per car/unit. Additionally, freight revenues include $414 million in fuel surcharges compared with $111 million in the prior year.

Consumer Products

Consumer Products revenues of $2,371 million for the first six months of 2005 were $404 million, or 21 percent, greater than the first six months of 2004. Consumer Products experienced revenue gains in all sectors. The 11 percent increase in units was driven primarily by the international and truckload sectors. Rate increases and increases in fuel surcharges resulted in an 8 percent increase in revenue per unit.

Industrial Products

Industrial Products revenues increased $182 million, or 15 percent, to $1,365 million for the first six months of 2005. The revenue increase was due to strength in all four business areas (chemicals & plastics, petroleum products, building products and construction products), with especially strong gains in lumber, panel products, steel, cement and waste products. Rate increases, increase in fuel surcharges and larger volume increases in higher-rated commodities contributed to a 12 percent increase in average revenue per car.

Coal

Coal revenues of $1,189 million, for the first six months of 2005, increased $116 million, or 11 percent, versus the same period a year ago. Coal carloads increased 2 percent as a result of new customer business volumes and higher demand from existing customers partially offset as a result of weather-related operational and maintenance disruptions in the Powder River Basin. Average revenue per car increased 9 percent, primarily driven by contractual rate escalations, fuel surcharges and increased length of haul.

Agricultural Products

Agricultural Products revenues of $1,017 million for the first six months of 2005 were $155 million, or 18 percent, higher than revenues for the first six months of 2004. This increase was primarily due to an increase of 19 percent in average revenue per car, which was related to a favorable mix change driven by increased soybean exports to China, fuel surcharges and price increases.

Other Revenues

Other Revenues increased $88 million, or 98 percent, to $178 million for the first six months of 2005 compared with the same period in 2004. This increase is primarily attributable to increases in storage related revenues and growth, due to acquisitions and volume growth, in the business of BNSF Logistics (a wholly-owned subsidiary that specializes in providing third-party logistics services).

Expenses

Total operating expenses for the first six months of 2005 were $4,776 million, an increase of $519 million, or 12 percent, versus the same 2004 period.

Compensation and benefits

Compensation and benefits expenses for the first half of 2005 of $1,702 million were $97 million, or 6 percent, higher than the same 2004 period. This increase in expense was primarily related to higher volumes, which drove an approximate headcount increase of 5 percent. Additionally, compared to the same 2004 period, pension expense was higher, while incentive compensation expense was lower.

Purchased services

Purchased service expenses of $841 million for the first half of 2005 were $150 million, or 22 percent, higher than the same 2004 period. This increase was primarily due to higher volume-related costs for intermodal ramp costs, higher locomotive contract maintenance expense, higher haulage payments for contracted transportation over other roads and increased purchased transportation costs for BNSF Logistics.

Depreciation and amortization

Depreciation and amortization expenses of $531 million for the first half of 2005 were $31 million, or 6 percent, higher than the same period in 2004. The increase in depreciation expense was due to ongoing capital expenditures.

Equipment rents

Equipment rents expenses for the first six months of 2005 of $431 million were $47 million, or 12 percent, higher than the first six months of 2004. The variance represents expense increases for freight car equipment and locomotive leases which are predominantly related to volume increases.

Fuel

Fuel expenses of $853 million for the first six months of 2005 were $247 million, or 41 percent, higher than the first six months of 2004. The increase in fuel expenses was due to an increase in consumption driven by higher volumes and an increase in the average all-in cost per gallon of diesel fuel. The average all-in cost per gallon of diesel fuel increased by 31 cents, or $215 million, which was comprised of an increase in the average purchase price of 46 cents, or $327 million, offset by an increase in the hedge benefit of approximately 15 cents, or $112 million (first six months 2005 benefit of $229 million less first six months of 2004 benefit of $117 million). Consumption in the first six months of 2005 was 694 million gallons, up 5 percent, compared with consumption for the first six months of 2004 of 660 million gallons, resulting in a $32 million increase in fuel expenses.

Materials and other

Materials and other expenses of $418 million for the first six months of 2005 were $53 million lower, or 11 percent, than the first six months of 2004. Approximately $170 million of the total represents materials expenses with the remainder consisting of other items. The overall decrease was primarily due to $30 million in environmental expenses related to developments at two former fueling facility sites during the second quarter of 2004, higher casualty costs in the 2004 period driven by two large derailments that occurred in the first quarter of 2004, and lower environmental and personal injury expenses in the first six months of 2005 primarily as a result of the third quarter 2004 charge (see Note 10 of the Consolidated Financial Statements in the Company’s 2004 Form 10-K), partially offset by higher material costs to maintain freight cars and locomotives due to higher volumes in 2005 and lower gains on land sales.

Interest expense

Interest expense of $221 million for the first six months of 2005 was $18 million, or 9 percent, higher than the first six months of 2004. This increase was primarily the result of higher average interest rates and a lower net interest rate hedge benefit offset by lower average debt outstanding.

Other expense, net

Other expense, net was $15 million for the first six months of 2005 compared with $2 million in the same 2004 period. The increase in expense is primarily due to an interest recovery recorded in the first quarter of 2004.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, through leasing of assets and through the sale of a portion of accounts receivable.

Operating Activities

Net cash provided by operating activities was $1,273 million for the six months ended June 30, 2005, compared with $914 million for the six months ended June 30, 2004. The increase is primarily the result of an increase in earnings and an increase in working capital driven by an increase in accounts payable and other current liabilities related primarily to the acquisition of locomotives in the fourth quarter of 2003 that were not paid for until the first quarter of 2004.

Investing Activities

Net cash used for investing activities was $1,298 million for the six months ended June 30, 2005, compared with $961 million for the six months ended June 30, 2004. Investing activities for the six months ended June 30, 2005, include $798 million of capital expenditures, as discussed below, and $500 million of cash used for other investing activities. The increase in cash used for other investing activities primarily reflects the timing of equipment financing activities and cash used in the first quarter as consideration to another carrier for trackage rights and alternative access rights (see Note 7 of the Consolidated Financial Statements in the Company’s 2004 Form 10-K). The increase in cash used for other investing activities also reflects a $26 million cash source in the first quarter of 2004 related to the consolidation of San Jacinto Rail Limited (see Note 2 of the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2004).

A breakdown of cash capital expenditures for the six months ended June 30, 2005 and 2004, is set forth in the following table (in millions):

Six Months Ended June 30,	2005	2004
Maintenance of Way	$510	$496
Mechanical	63	31
Information Services	34	25
Other	40	29

Total Maintenance of Business	647	581
New Locomotive Acquisitions	—	16
Terminal and Line Expansion	151	95

Total	$798	$692

The increase in cash capital expenditures in the first six months of 2005 is primarily due to an increase in capital expenditures to maintain BNSF’s freight equipment and locomotives, as well as terminal and line expansions and other transportation-related projects.

Financing Activities

Six Months Ended June 30, 2005

Net cash used for financing activities during the first six months of 2005 was $218 million, primarily related to common stock repurchases of $442 million and dividend payments of $128 million, partially offset by net borrowings of $225 million and proceeds from stock options exercised of $127 million.

Aggregate debt due to mature within one year is $478 million. BNSF’s ratio of net debt to total capitalization was 40.7 percent at June 30, 2005 compared with 39.9 percent at December 31, 2004. The Company’s adjusted net debt to total capitalization, including operating lease commitments was 51.8 percent at June 30, 2005, compared with 51.0 percent at December 31, 2004. BNSF’s adjusted net debt to total capitalization is a non-GAAP measure and should be considered in addition to, but not as a substitute or preferable to, the information prepared in accordance with GAAP. However, the information is included herein as management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth. The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization:

	June 30, 2005	December 31, 2004
Net debt to total capitalization [a]	40.7%	39.9%
Adjustment for long-term operating leases	9.4%	9.3%
Adjustment for other debt equivalents [b]	1.7%	1.8%

Adjusted net debt to total capitalization	51.8%	51.0%

a	Net debt to total capitalization is calculated as total debt less cash and cash equivalents divided by the sum of net debt and total stockholders’ equity
b	Adjustment for other debt equivalents principally includes accounts receivable financing. See Note 3 of the Consolidated Financial Statements.

As of June 30, 2005, the Company has $500 million available under its shelf registration.

Six Months Ended June 30, 2004

Net cash provided by financing activities during the first six months of 2004 was $93 million, primarily related to additional net borrowings of $233 million and proceeds from stock options exercised of $141 million, partially offset by common stock repurchases of $172 million and dividend payments of $111 million.

Dividends

Common stock dividends declared for the six months ended June 30, 2005 and 2004, were $0.34 and $0.30 per share, respectively. Dividends paid on common stock during the first six months of 2005 and 2004 were $128 million and $111 million, respectively. On April 21, 2005, the Board declared a quarterly dividend of $0.17 per share on its outstanding shares of common stock, $0.01 par value, payable July 1, 2005 to shareholders of record on June 10, 2005. On July 21, 2005, the Board approved a $0.03 per share, or 18 percent, dividend increase and declared a quarterly dividend of $0.20 per share on outstanding shares of common stock, $0.01 par value, payable October 3, 2005 to shareholders of record on September 12, 2005.

Common Stock Repurchases

During the first six months of 2005, BNSF repurchased approximately 8 million shares of its common stock at an average price of $50.91 per share under the Company’s share repurchase program amounting to a total cost of $421 million. Program-to-date repurchases through June 30, 2005, were 142 million shares at an average price of $28.22 per share, leaving 8 million shares available for repurchase out of the 150 million shares authorized.

Additionally, during the first six months ended June 30, 2005, the Company repurchased shares from employees at a cost of $21 million to satisfy tax withholding obligations.

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

BNSF previously agreed to acquire a total of 1,315 locomotives, in three separate agreements, by 2009. As of December 31, 2004, all 500 of the locomotives under the first agreement had been delivered, bringing the outstanding total commitments to 815. In addition, through December 31, 2004, 115 locomotives were delivered under these remaining agreements. During the first six months of 2005, BNSF took delivery of an additional 129 locomotives.

In the first quarter of 2004, BNSF entered into a contractual obligation to acquire 6,000 grain cars over the course of the next four years. Through June 30, 2005, BNSF has taken delivery of 3,719 of the hoppers, of which 2,226 were delivered during the first six months of 2005.

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

Credit Agreements

Information concerning the Company’s outstanding commercial paper balances and revolving credit agreements is incorporated by reference from Note 4 of the Consolidated Financial Statements.

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

Other Matters

Commercial

In July 2004, BNSF Railway initiated an arbitration proceeding under a Joint Service Agreement (JSA) with J.B. Hunt Transportation (J.B. Hunt), a major truckload carrier with which BNSF Railway handles substantial joint intermodal movements. In the proceeding, BNSF Railway is seeking an increase in its divisions of joint revenue for intermodal movements. In the pending proceeding, J.B. Hunt is also challenging the basis of the divisions and raising other issues under the JSA. A decision of the arbitration panel in the proceeding is expected in August 2005; however, the result of this proceeding is not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

In February 2005, the Company received a Civil Investigative Demand from the Antitrust Division of the Department of Justice requesting information concerning the Company’s pricing activities relating to the shipment of coal from the southern Powder River Basin. The Company continues to respond to the request.

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

Fuel

BNSF measures the fair value of fuel hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties. BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance. See Note 2 of the Consolidated Financial Statements.

Between July 1, 2005, and July 20, 2005, the Company converted approximately 8 million gallons of WTI collars into HO swaps at an average price of $0.93 per gallon. Additionally, the Company entered into HO-WTI swap agreements for 375 thousand barrels at an average price of $12.80 per barrel. These hedges will expire in the fourth quarter of 2005.

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates, establishing rates in anticipation of future debt issuances, and converting a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy. BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. See Note 2 of the Consolidated Financial Statements.

In anticipation of a future debt issuance, BNSF entered into three forward-starting transactions between July 1, 2005 and July 20, 2005 totaling $180 million to fix the treasury component of the debt issuance. The forward-starting date of the swaps is October 16, 2006, but the Company may terminate the swap at any time prior to this date. The swap must be terminated on or prior to February 28, 2007. Any gain or loss on these hedges will be amortized to interest expense over the life of the issued debt.

Employee and Labor Relations

Approximately 89 percent of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with various labor organizations. A negotiating process for new, major collective bargaining agreements covering all of BNSF Railway’s union employees has been underway since the bargaining round was initiated November 1, 2004. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over an extended period of time and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of presidential intervention) are exhausted. Agreements undergoing renegotiation in the current bargaining round provide for periodic wage increases until new agreements are reached.

Unions with an Agreement under the Previous Bargaining Round

In the previous bargaining round, which began on November 1, 1999, the United Transportation Union, the Brotherhood of Maintenance of Way Employes, the Brotherhood of Locomotive Engineers and Trainmen, the Transportation Communications Union, the Brotherhood of Railroad Signalmen, the American Train Dispatchers Association, the International Brotherhood of Electrical Workers, Sheet Metal Workers’ International Association, and National Conference of Firemen and Oilers representing approximately 94 percent, collectively, of BNSF’s unionized workforce, reached final agreements that cover periods through December 2004.

Unions that have not Settled an Agreement under the Previous Bargaining Round

Through the National Carriers’ Conference Committee, BNSF’s multi-employer collective bargaining representative, the Company is continuing efforts to settle the previous bargaining round with the International Association of Machinists, which represents approximately 6 percent of the Company’s unionized workforce.

2005 Bargaining Round

The current bargaining round for all unions with contracts that will come into effect after January 1, 2005, began on and after November 1, 2004, with the serving of Section 6 notices, which are each side’s initial proposals. BNSF will participate in coordinated national handling of these proposals. The current agreements are in effect until new agreements are reached or until changes to the existing agreements are made.

Accounting Pronouncements

See Note 9 of the Consolidated Financial Statements for information about recent accounting pronouncements that may have an impact on BNSF.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. Important factors that could cause actual performance or results to differ materially include, but are not limited to:

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

•    Legal and regulatory factors: developments and changes in laws and regulations, the ultimate outcome of shipper and rate claims subject to adjudication, legislative and regulatory developments affecting train operations or the marketing of services, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in other types of claims and litigation, including those relating to personal injuries, occupational disease, the release of hazardous materials, environmental contamination and damage to property; and

•    Operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, congestion on other railroads, as well as natural events such as severe weather, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

Quarter ended June 30,	2005	2004
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$124	$63
Interest rate hedge benefit	5	10

Total hedge benefit	$129	$73
Tax effect	(50)	(28)

Hedge benefit, net of tax	$79	$45

Six months ended June 30,	2005	2004
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$229	$117
Interest rate hedge benefit	11	19

Total hedge benefit	$240	$136
Tax effect	(92)	(52)

Hedge benefit, net of tax	$148	$84

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

Commodity Price Sensitivity

BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of June 30, 2005, are based on the front month settlement prices of NYMEX #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI) which is defined as the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI, and HO.

At June 30, 2005, BNSF had recorded in the Consolidated Balance Sheet a fuel-hedging asset of $556 million for fuel hedges covering 2005 through 2007.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve month period ending June 30, 2006 and the balance sheet impact from the hypothetical price changes, both based on hedge position at June 30, 2005:

Sensitivity Analysis

Hedged commodity price change	Fuel-hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel-hedge fair value
10 percent increase	$88 million increase	$111 million increase
10 percent decrease	$88 million decrease	$111 million decrease

Based on fuel consumption during the twelve month period ending June 30, 2005 of 1,378 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a ten percent increase or decrease in the commodity price per gallon would result in an approximate $190 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis. This impact would be substantially offset by changes in revenues and fuel expenses related to the Company’s fuel surcharge program and fuel hedging activities, respectively.

At June 30, 2005, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

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

At June 30, 2005, the fair value of BNSF’s debt, excluding capital leases, was $6,724 million, and the interest rate hedging asset was $22 million.

The following table is an estimate of the impact to earnings and the fair value of the total debt and interest rate hedges that could result from hypothetical interest rate changes during the twelve month period ending June 30, 2006 based on debt levels as of June 30, 2005:

Sensitivity Analysis

Hypothetical change in interest rates	Floating rate debt -Annual pre-tax earnings impact	Change in fair value
		Total debt	Interest rate hedges
1 percent decrease	$14 million increase	$615 million increase	$25 million increase
1 percent increase	$14 million decrease	$520 million decrease	$24 million decrease

The Company entered into additional cash flow interest rate hedge transactions between July 1, 2005 and July 20, 2005. See Other Matters: Interest Rate Hedges in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the discussion in the Company’s Form 10-K for the year ended December 31, 2004, to Ray Ridgeway, et al. v. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company, No. 48-185170-00 (District Court of Tarrant County, Texas, 48th Judicial District), a state court action filed on October 27, 2000. The plaintiffs’ causes of action include alleged breach of contract, negligence, and breach of fiduciary duties with respect to a special dividend that was paid in 1988 by a Burlington Northern Santa Fe Corporation (BNSF) predecessor, Santa Fe Southern Pacific Corporation (SFSP). The complaint alleges that SFSP erroneously informed shareholders as to the tax treatment of the dividend—specifically, the apportionment of the dividend as either a distribution of earnings and profits or a return of capital—which allegedly caused some shareholders to overpay their income taxes. The plaintiffs assert, through their expert’s report, that SFSP had essentially no accumulated earnings and profits and that the entire dividend distribution should have been treated as a return of capital, rather than the approximately 34 percent that SFSP determined was a return of capital. On July 8, 2005, the court entered a final order denying the plaintiffs’ requests to certify a class action. Plaintiffs’ have filed a notice of intent to appeal this matter to the Texas Court of Appeals. BNSF believes these claims lack merit and that it has substantial defenses on both the merits of these claims and the attempted class action and it is defending these claims vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended June 30, 2005 (shares in thousands):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30	257	$53.71	240	11,239
May 1 – 31	1,830	$50.04	1,800	9,439
June 1 – 30	1,876	$49.53	1,875	7,564

Total	3,963	$50.04	3,915

a	Total number of shares purchased includes approximately 48,000 shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 323,000 shares acquired from employees to satisfy tax withholding.
b	On July 17, 1997, the Board initially authorized and the Company announced the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. On December 9, 1999, April 20, 2000, September 21, 2000 and January 16, 2003, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date for a total of 150 million shares authorized. The share repurchase program does not have an expiration date.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated: July 26, 2005

S-1

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

Exhibit Index

12.1	Computation of Ratio of Earnings to Fixed Charges

15.1	Independent Registered Public Accounting Firm’s Awareness Letter

31.1	Principal Executive Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Principal Financial Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification Pursuant to Rule 13a-14(b) and 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

E-1