Form 10-K
period 2005-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2006-02-17
CIK 934612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17.373 billion on June 30, 2005. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 372,960,559 shares outstanding as of February 2, 2006.

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

Item 1. Business

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

Through its subsidiaries, BNSF is engaged primarily in the rail transportation business. At December 31, 2005, BNSF and its subsidiaries had approximately 40,000 employees. The rail operations of BNSF Railway, BNSF’s principal operating subsidiary, comprise one of the largest railroad systems in North America. BNSF Railway’s business and operations are described below.

BNSF’s Internet address is www.bnsf.com. Through this internet website (under the “Investors” link), BNSF makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). Filing on Forms 3, 4 and 5 are also available on this website within one day after filing. BNSF’s annual CEO certification filed pursuant to the New York Stock Exchange’s Corporate Governance Listing Standards is filed as an exhibit to this Form 10-K. BNSF also makes available on its website other previously filed SEC reports, registration statements and exhibits via a link to the SEC’s website at www.sec.gov. The following documents are also made available on the Company’s website, and a copy will be mailed, without charge, upon request to Investor Relations:

•	Code of Business Conduct and Ethics for Directors

•	Code of Ethics for the Chief Executive Officer and Senior Financial Officers

•	Code of Conduct for Salaried Employees

•	Code of Business Conduct and Ethics for Scheduled Employees

•	Corporate Governance Guidelines

•	Charters of the Audit, Compensation and Development, and Directors and Corporate Governance Committees

Further discussion of the Company’s business, including equipment and business sectors, is incorporated by reference from Item 2, “Properties.”

Item 1A. Risk Factors

The Company faces intense competition from rail carriers and other transportation providers, and its failure to compete effectively could adversely affect its results of operations, financial condition or liquidity.

The Company operates in a highly competitive business environment. Depending on the specific market, the Company faces intermodal, intramodal, product and geographic competition. For example, the Company believes that high service truck lines, due to their ability to deliver non-bulk products on an expedited basis, have had and will continue to have an adverse effect on the Company’s ability to compete for deliveries of non-bulk, time-sensitive freight. While the Company must build or acquire and maintain its rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any material increase in the scope and quality of these alternative methods or the passage of legislation granting greater latitude to motor carriers with respect to size and weight restrictions could have an adverse effect on the Company’s results of operations, financial condition or liquidity.

A downturn in the economy or change in government policy could negatively impact demand for the Company’s services.

Significant, extended negative changes in economic conditions that impact the producers and consumers of the commodities transported by the Company may have an adverse effect on the Company’s operating results, financial condition or liquidity. In addition, changes in United States and foreign government policies could change the economic environment and affect demand for our services. For example, changes in clean air laws may impact demand for coal and United States and foreign government agriculture subsidies may impact the demand for grain.

As part of its railroad operations, the Company frequently transports chemicals and other hazardous materials.

The Company is required to transport these commodities to the extent of its common carrier obligation. An accidental release of these commodities could result in a significant loss of life and extensive property damage. The associated costs could have an adverse effect on the Company’s operating results, financial condition or liquidity.

Future acts of terrorism or war, as well as the threat of war, may cause significant disruptions in the Company’s business operations.

Terrorist attacks, such as those that occurred on September 11, 2001, as well as the more recent attacks on the transportation systems in Madrid and London, any government response to those types of attacks and war or risk of war may adversely affect the Company’s results of operations, financial condition or liquidity. The Company’s rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on its operating results and financial condition. Such effects could be magnified where releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on the Company’s operating results and financial condition by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets which could restrict its ability to raise capital. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available to the Company in the future.

The Company is subject to stringent environmental laws and regulations which may impose significant costs on its business operations.

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. In addition, many of the Company’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company. Environmental liabilities have arisen and may continue to arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. The Company has been and may continue to be subject to allegations or findings to the effect that it has violated, or is strictly liable under, these laws or regulations. The Company’s operating results, financial condition or liquidity could be adversely affected as a result of any of the foregoing, and it may be required to incur significant expenses to investigate and remediate environmental contamination. The Company records liabilities for environmental cleanup when the amount of its liability is both probable and reasonably estimable.

The Company’s future success depends on its ability to continue to comply with the significant federal, state and local governmental regulations to which it is subject.

The Company is subject to a significant amount of governmental regulation with respect to its rates and practices, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. Also, some of the regulations require the Company to obtain and maintain various licenses, permits and other authorizations, and it cannot assure that it will continue to be able to do so. Increased economic regulation of the rail industry could negatively impact the Company’s ability to determine prices for rail services and to make capital improvements to its rail network, resulting in an adverse effect on the Company’s results of operations, financial condition or liquidity.

The availability of qualified personnel and an aging workforce may adversely affect the Company’s operations.

Changes in demographics, training requirements and the availability of qualified personnel, particularly train crew members, could negatively impact service levels. In addition, approximately 45 percent of the workforce will be eligible for retirement within the next 10 years. The Company’s efforts to attract and retain qualified personnel may be hindered due to increased demand in the job market. Unpredictable increases in demand for rail services may exacerbate these risks and may have an adverse effect on the Company’s operating results, financial condition or liquidity.

Most of the Company’s employees are represented by unions, and failure to successfully negotiate collective bargaining agreements may result in strikes, work stoppages, or substantially higher ongoing labor costs.

A significant majority of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with various labor organizations. A negotiating process for new, major collective bargaining agreements covering all of BNSF Railway’s union employees has been underway since the bargaining round was initiated on November 1, 2004. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over an extended period of time and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of Presidential intervention) are exhausted. While the negotiations have not yet resulted in any extended work stoppages, if the Company is unable to negotiate acceptable new agreements, it could result in strikes by the affected workers, loss of business and increased operating costs as a result of higher wages or benefits paid to union members, any of which could have an adverse effect on the Company’s operating results, financial condition or liquidity.

Severe weather and natural disasters could disrupt normal business operations, which would result in increased costs and liabilities and decreases in revenues.

The Company’s success is dependent on its ability to operate its railroad system efficiently. Severe weather and natural disasters, such as tornados, flooding and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. In addition, damages to or loss of use of significant aspects of the Company’s infrastructure due to natural or man-made disruptions could have an adverse affect on the Company’s operating results, financial condition or liquidity for an extended period of time until repairs or replacements could be made. Extreme swings in weather could also negatively affect the performance of locomotives and rolling stock.

Fuel supply availability and fuel prices may adversely affect the Company’s results of operations, financial condition or liquidity.

Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, or rising global demand. A significant reduction in fuel availability could impact the Company’s ability to provide transportation services at current levels, increase fuel costs and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition or liquidity. Additionally, the Company is expected to be able to offset a significant portion of the anticipated higher fuel costs through its fuel surcharge program and fuel hedging activities in 2006. However, to the extent that the Company is unable to maintain and expand its existing fuel surcharge program, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition or liquidity.

The Company depends on the stability and availability of its information technology systems.

The Company relies on information technology in all aspects of its business. A significant disruption or failure of its information technology systems could result in service interruptions, safety failures, security violations, regulatory compliance failures, and the inability to protect corporate information assets against intruders or other operational difficulties. Although the Company has taken steps to mitigate these risks, including Business Continuity Planning, Disaster Recovery Planning and Business Impact Analysis, a significant disruption could adversely affect the Company’s results of operations, financial condition or liquidity. Additionally, if the Company is unable to acquire or implement new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on the Company’s results of operations, financial condition or liquidity.

Personal injury claims constitute a significant expense, and increases in the amount or severity of these claims could adversely affect the Company’s operating results.

The Company is subject to various personal injury claims by third parties and employees, including claims by employees who worked around asbestos until it was substantially eliminated by 1985. Personal injury claims by BNSF Railway employees are subject to the Federal Employees’ Liability Act (FELA), rather than state workers’ compensation laws. The Company believes that the FELA system, which includes unscheduled awards and a reliance on the jury system, has contributed to increased expenses in the past. Future events, such as increases in the number of claims that will be filed, developments in legislative and judicial standards and the costs of settling claims, could result in an adverse effect on the Company’s operating results.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

TRACK CONFIGURATION

BNSF Railway operates over a railroad system consisting of approximately 32,000 route miles of track (excluding second, third and fourth main tracks, yard tracks, and sidings), approximately 24,000 miles of which are owned route miles, including easements, in 28 states and two Canadian provinces as of December 31, 2005. Approximately 8,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks.

As of December 31, 2005, the total BNSF Railway system, including first, second, third and fourth main tracks, yard tracks, and sidings, consists of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 9,000 route miles operated under trackage rights. At December 31, 2005, approximately 26,000 miles of BNSF Railway’s track consists of 112-pound per yard or heavier rail, including approximately 19,000 track miles of 131-pound per yard or heavier rail.

EQUIPMENT CONFIGURATION

BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock and other equipment as of the dates shown below:

At December 31,	2005	2004	2003
Locomotives	5,790	5,715	5,377

Freight Cars:
Covered hopper	34,631	35,066	36,255
Gondola	12,579	16,070	15,327
Open hopper	10,973	11,257	10,866
Box-specially equipped	8,658	9,625	10,021
Flat	8,537	8,132	7,854
Refrigerator	4,983	5,420	5,427
Autorack	748	894	827
Tank	422	612	639
Box-general purpose	27	27	31
Other	323	273	302

Total freight cars	81,881	87,376	87,549

Domestic chassis	12,649	9,846	9,864
Domestic containers	10,412	10,501	10,627
Company service cars	4,091	3,999	4,028
Trailers	1,916	2,152	2,152
Commuter passenger cars	179	166	163

Average age from date of manufacture- locomotive fleet (years)[a]	15	15	15
Average age from date of manufacture- freight car fleet (years) [a]	15	16	16

a	These averages are not weighted to reflect the greater capacities of the newer equipment.

CAPITAL EXPENDITURES AND MAINTENANCE

CAPITAL EXPENDITURES

The extent of the BNSF Railway’s maintenance and capacity program is outlined in the following table:

Year Ended December 31,	2006 Estimate	2005	2004	2003
Track miles of rail laid [a]	854	711	695	749
Cross ties inserted (thousands) [a]	3,314	3,171	2,695	2,353
Track resurfaced (miles)	14,528	12,790	11,450	12,399

a	Includes both maintenance of existing route system and expansion projects. Expenditures for these maintenance programs are primarily capitalized.

A breakdown of the Company’s cash capital expenditures for the three years ended December 31, 2005, is incorporated by reference from a table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings “Liquidity and Capital Resources; Investing Activities.”

BNSF’s planned 2006 cash capital expenditures are incorporated by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings “Executive Summary; Business Outlook for 2006.”

MAINTENANCE

As of December 31, 2005, General Electric Company, Alstom Transportation Inc., OmniTRAX Locomotive Services, LLC and Electro-Motive Diesel, Inc. performed locomotive maintenance and overhauls for BNSF Railway at its facilities under various maintenance agreements that covered approximately 4,080 locomotives.

PROPERTY AND FACILITIES

BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars as previously described. It also owns or leases other equipment to support rail operations, including highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 33 major intermodal hubs located across the system. BNSF Railway’s largest intermodal facilities in terms of 2005 volume were as follows:

Intermodal Facilities	Lifts
Hobart Yard (Los Angeles, California)	1,338,000
Willow Springs (Illinois)	770,000
Corwith Yard (Chicago, Illinois)	730,000
Alliance (Fort Worth, Texas)	573,000
San Bernardino (California)	555,000
Cicero (Illinois)	522,000
Logistics Park Chicago (Illinois)	454,000
Argentine (Kansas City, Kansas)	317,000

BNSF Railway owns 23 automotive distribution facilities and serves eight port facilities where automobiles are loaded or unloaded from multi-level rail cars in the United States and Canada.

BNSF Railway’s largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

Classification Yard	Daily Average Cars Processed
Argentine (Kansas City, Kansas)	1,795
Galesburg (Illinois)	1,653
Pasco (Washington)	1,393
Barstow (California)	1,384
Memphis (Tennessee)	962

As of December 31, 2005, certain BNSF Railway properties and other assets are subject to liens securing $384 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and leases, as referred to in Notes 9 and 10 of the Consolidated Financial Statements.

PRODUCTIVITY

Productivity in 2005, as measured by thousand gross ton miles per employee, was relatively consistent with 2004 as shown in the table below. Gross ton miles is defined as the product of the number of loaded and empty miles traveled and the combined weight of the car and contents.

Year Ended December 31,	2005	2004	2003
Thousand gross ton miles divided by average number of employees	26,847	26,898	24,875

Volumes as measured by gross ton miles increased 5 percent in 2005 over 2004 and 11 percent in 2004 over 2003. In turn, the increase in volumes has led the Company to increase employee headcounts. A discussion of Employees and Labor Relations is incorporated by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Other Matters; Employee and Labor Relations.”

BUSINESS MIX

In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Approximately 65 percent of the freight revenues originated by the Company is covered by contractual agreements of varying duration, while the balance is subject to common carrier, published prices or quotations offered by the Company. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. The following map illustrates the Company’s primary routes, including trackage rights, which allow BNSF Railway to access major cities and ports in the western United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF Railway efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF has also entered into marketing agreements with Canadian National Railway Company and Kansas City Southern Railway Company, expanding the marketing reach for each railroad and their customers.

CONSUMER PRODUCTS:

The Consumer Products’ freight business provided approximately 41 percent of freight revenues in 2005 and consisted of the following business sectors:

•	INTERNATIONAL INTERMODAL – International business consists primarily of container traffic from steamship companies such as Maersk, Evergreen and Hyundai. International Intermodal accounted for approximately 41 percent of total Consumer Products revenues.

•	DOMESTIC INTERMODAL – Domestic Intermodal generated approximately 44 percent of total Consumer Products revenue. The Domestic Intermodal sector is comprised of the following business areas:

•	TRUCKLOAD – This business area is comprised of full truckload carriers such as J.B. Hunt Transportation, Schneider National, U.S. Xpress Enterprises and Swift.

•	DIRECT – This business area is comprised of less-than-truckload carriers and parcel carriers such as United Parcel Service and YRC Worldwide, Inc.

•	INTERMODAL MARKETING COMPANIES – This business area is comprised of shipper agents and consolidators such as the Hub Group.

•	AUTOMOTIVE – The transportation of both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest provided about 8 percent of total Consumer Products revenues.

•	PERISHABLES AND DRY BOXCAR – Perishables and Dry Boxcar represented approximately 7 percent of total Consumer Products revenues. This group consists of beverages, canned goods and perishable food items. Other consumer goods handled include cotton, salt, rubber and tires, and miscellaneous boxcar shipments.

INDUSTRIAL PRODUCTS:

Industrial Products’ freight business provided approximately 23 percent of BNSF’s freight revenues in 2005 and consisted of the following four business areas:

•	BUILDING PRODUCTS – This sector generated approximately 39 percent of total 2005 Industrial Products revenues and includes primary forest product commodities such as lumber, plywood, oriented strand board, particleboard, paper products, pulpmill feedstocks, wood pulp and sawlogs. Also included in this sector are government, machinery and waste traffic. Commodities from this diverse group primarily originate from the Pacific Northwest, Western Canada, upper Midwest, and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper and industrial packaging. Shipments of waste, ranging from municipal waste to contaminated soil, are transported to landfills and reclamation centers across the country. The government and machinery business includes aircraft parts, agricultural and construction machinery, military equipment and large industrial machinery.

•	CONSTRUCTION PRODUCTS – The construction products sector represented approximately 34 percent of total Industrial Products revenues in 2005. This sector serves virtually all of the commodities included in or resulting from the production of steel along with mineral commodities such as clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Industrial taconite, an iron ore derivative produced in northern Minnesota, scrap steel and coal coke are BNSF Railway’s primary input products transported. Finished steel products range from structural beams and steel coils to wire and nails. BNSF Railway links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams and coiled rod for the construction industry. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, are moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and in foundry and oil drilling applications.

•	CHEMICALS AND PLASTICS – The chemicals and plastics sector represented approximately 14 percent of total 2005 Industrial Products revenues. This group is composed of industrial chemicals and plastics commodities. These commodities include caustic soda, chlorine, industrial gases, acids, polyethylene, polypropylene and polyvinyl chloride. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks, to produce other chemical and plastic products. These commodities originate primarily in the Gulf Coast region for shipment mainly into domestic markets.

•	PETROLEUM – Commodities included in the petroleum sector are liquefied petroleum gas (LPG), diesel fuels, asphalt, alcohol, solvents, petroleum coke, lubes, oils, waxes and carbon black, which made up 13 percent of total Industrial Products revenues for 2005. Product use varies based on commodity, and includes the use of LPG for heating purposes, diesel fuel and lubes to run heavy machinery and asphalt for road projects and roofing. Products within this group originate and terminate throughout the BNSF network, with the largest areas of activities being the Texas Gulf, Pacific Northwest, California, Montana and Illinois.

COAL:

In 2005, the transportation of coal contributed about 19 percent of freight revenues. BNSF Railway is the largest transporter of low-sulfur coal originating from the Powder River Basin of Wyoming and Montana, which accounted for approximately 93 percent of all BNSF Railway’s coal tons during the year ended December 31, 2005. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central, Southeast and Mountain regions of the United States. BNSF Railway also transports coal from the Powder River Basin to markets in Canada and the eastern United States. Demand for Powder River Basin coal has increased substantially over the past 20 years due to environmental compliance issues, abundant reserves, relatively inexpensive mine production and competitive delivered cost to power plants.

Other BNSF coal shipments originate principally in Colorado, Illinois, New Mexico and North Dakota. These shipments move to electrical generating stations and industrial plants in the Mountain and North Central regions of the United States and to Mexico.

AGRICULTURAL PRODUCTS:

The transportation of Agricultural Products provided approximately 17 percent of 2005 total freight revenues and includes wheat, corn, bulk foods, soybeans, oil seeds and meals, feeds, barley, oats and rye, flour and mill products, milo, oils, specialty grains, malt, ethanol and fertilizer. The BNSF Railway system is strategically located to serve the grain-producing regions of the Midwest and Great Plains. The Company is developing and operating a shuttle network for grain and grain products, which allows more efficient use of equipment and improved cycle times. In addition to serving most grain-producing areas, BNSF Railway serves most major terminal, storage, feeding and food-processing locations. Furthermore, BNSF Railway has access to major export markets in the Pacific Northwest, western Great Lakes, Texas Gulf and Mexico.

FREIGHT STATISTICS:

The following table sets forth certain freight statistics relating to rail operations for the periods indicated:

Year Ended December 31,	2005	2004	2003
Revenue ton miles (millions)*	596,575	570,688	508,200
Freight revenue per thousand revenue ton miles	$21.13	$18.82	$18.27
Average length of haul (miles)	1,068	1,045	1,014

*	Revenue ton miles is defined as the product of the number of loaded miles traveled and the weight of the contents.

Revenue, cars/units and average revenue per car/unit information for the three years ended December 31, 2005, is incorporated by reference from a table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Results of Operations; Revenue Table.”

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

Many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject to, and will from time to time continue to be subject to, environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. Further discussion is incorporated by reference from Note 10 of the Consolidated Financial Statements.

RAILROAD RETIREMENT

Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway’s contributions under the Railroad Retirement System have been approximately triple those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II), and other benefits. For 2005, the Railroad Retirement System required up to a 20.25 percent contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65 percent contribution on similar wage bases.

COMPETITION

The business environment in which BNSF Railway operates is highly competitive. Depending on the specific market, deregulated motor carriers, other railroads and river barges may exert pressure on price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time-sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF Railway and other railroads continue to develop and implement operating efficiencies to improve productivity.

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway’s primary rail competitor in the western region of the United States is the Union Pacific Railroad Company (UP). Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway.

Based on weekly reporting to the Association of American Railroads, BNSF’s share of the western United States rail traffic in 2005 was approximately 48 percent.

Item 3. Legal Proceedings

Ray Ridgeway, et al. v. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company, No. 48-185170-00 (District Court of Tarrant County, Texas, 48th Judicial District) is a state court action filed on October 27, 2000. The plaintiffs’ causes of action include alleged breach of contract, negligence, and breach of fiduciary duties with respect to a special dividend that was paid in 1988 by a BNSF predecessor, Santa Fe Southern Pacific Corporation (SFSP). The complaint alleges that SFSP erroneously informed shareholders as to the tax treatment of the dividend–specifically, the apportionment of the dividend as either a distribution of earnings and profits or a return of capital–which allegedly caused some shareholders to overpay their income taxes. The plaintiffs assert, through their expert’s report, that SFSP had essentially no accumulated earnings and profits and that the entire dividend distribution should have been treated as a return of capital, rather than the approximately 34 percent that SFSP determined was a return of capital. On July 8, 2005, the court entered an order denying the plaintiffs’ requests to certify a class action, and the plaintiffs subsequently filed an appeal of this ruling to the Texas Court of Appeals. BNSF believes these claims lack merit and that it has substantial defenses on both the merits of these claims and the attempted class action, and it is defending these claims vigorously.

BNSF Railway was notified by the Minnesota Pollution Control Agency (MPCA) of a proposed Stipulation Agreement to resolve alleged environmental violations with respect to BNSF Railway’s Dilworth, Minnesota fueling facility. The MPCA alleges violations involving BNSF Railway’s wastewater permit, tank regulations, and hazardous waste regulations. In October 2005, the MPCA presented BNSF Railway with proposed monetary sanctions. Although the parties are negotiating a settlement, it is possible that resolution of this matter could result in monetary sanctions exceeding $100,000.

Information concerning certain pending tax-related administrative or adjudicative state proceedings or appeals is incorporated by reference from Note 5 of the Consolidated Financial Statements, and information concerning other claims and litigation is incorporated by reference from Note 10 of the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted by BNSF to a vote of its securities holders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the names, ages, and positions of all executive officers of BNSF and their business experience during the past five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, retirement, resignation, or removal.

MATTHEW K. ROSE, 46

Chairman, President and Chief Executive Officer of BNSF since March 2002. Previously President and Chief Executive Officer of BNSF from December 2000. Also, Chairman, President and Chief Executive Officer of BNSF Railway from December 2000.

THOMAS N. HUND, 52

Executive Vice President and Chief Financial Officer since January 2001. Prior to that, Senior Vice President and Chief Financial Officer and Treasurer from August 1999.

CARL R. ICE, 49

Executive Vice President and Chief Operations Officer since January 2001. Prior to that, Senior Vice President-Operations from June 1999.

JOHN P. LANIGAN, JR., 50

Executive Vice President and Chief Marketing Officer since January 2003. Prior to that, President and Chief Executive Officer of Logistics.com, Inc. (provider of ASP-based transportation procurement services to shippers and carriers) from May 2000.

JEFFREY R. MORELAND, 61

Executive Vice President Law & Government Affairs and Secretary since December 2001. Prior to that, Executive Vice President-Law and Chief of Staff since January 2001, and Senior Vice President-Law and Chief of Staff since February 1998.

PETER J. RICKERSHAUSER, 57

Vice President-Network Development since May 1999.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BNSF’s common stock is listed on the New York Stock Exchange under the symbol “BNI.” In 2005, the Company decided to de-list its common stock from the Chicago Stock Exchange and the Pacific Exchange, effective December 31, 2005, due to low trading volume and regulatory compliance costs. Information as to the high and low sales prices of such stock for the two years ending December 31, 2005, and the frequency and amount of dividends declared on such stock during such periods, is set forth in Note 17 of the Consolidated Financial Statements. The approximate number of holders of record of the common stock at February 2, 2006, was 35,000.

COMMON STOCK REPURCHASES

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended December 31, 2005 (shares in thousands):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[b]
October 1 – 31	37	$60.12	—	5,160
November 1 – 30	1,625	63.89	1,597	3,563
December 1 – 31	1,840	66.38	1,800	31,763

Total	3,502	$65.15	3,397

a	Total number of shares purchased includes approximately 105,000 shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 35,000 shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.
b	On July 17, 1997, the Board initially authorized and the Company announced the repurchase of up to 30 million shares of the Company’s common stock from time to time through open market transactions or otherwise. On December 9, 1999, April 20, 2000, September 21, 2000, January 16, 2003 and December 8, 2005, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date for a total of 180 million shares authorized. The share repurchase program does not have an expiration date.

Item 6. Selected Financial Data

The following table presents, as of and for the dates indicated, selected historical financial information for the Company (dollars in millions, except per share data):

December 31,	2005		2004		2003		2002	2001
For the year ended:

Revenues	$12,987		$10,946		$9,413		$8,979	$9,208
Operating income	$2,922	[a]	$1,686	[b]	$1,665		$1,656	$1,750
Income before cumulative effect of accounting change	$1,531	[a]	$791	[b]	$777	[c]	$760	$731
Basic earnings per share (before cumulative effect of accounting change)	$4.12	[a]	$2.14	[b]	$2.10	[c]	$2.01	$1.89
Average basic shares (in millions)	371.8		370.0		369.1		378.0	387.3
Diluted earnings per share (before cumulative effect of accounting change)	$4.01	[a]	$2.10	[b]	$2.09	[c]	$2.00	$1.87
Average diluted shares (in millions)	381.8		376.6		372.3		380.8	390.7
Dividends declared per common share	$0.74		$0.64		$0.54		$0.48	$0.48

At year end:

Total assets	$30,304		$28,925		$26,947		$25,767	$24,721
Long-term debt and commercial paper, including current portion	$7,154		$6,516		$6,684		$6,814	$6,651
Stockholders’ equity	$9,508		$9,311		$8,495		$7,932	$7,849
Net debt to total capitalization [d]	42.7%		39.9%		44.0%		46.1%	45.8%

For the year ended:

Total capital expenditures	$1,750		$1,527		$1,726		$1,358	$1,459
Depreciation and amortization	$1,075		$1,012		$910		$931	$909

a	2005 operating income, income before cumulative effect of accounting change and earnings per share include a loss related to an agreement to sell certain line segments to the state of New Mexico in the future of $71 million pre-tax, $44 million net of tax, or $0.12 per basic and diluted share.
b	2004 operating income, income before cumulative effect of accounting change and earnings per share include a charge for a change in estimate of unasserted asbestos and environmental liabilities of $465 million pre-tax, $288 million net of tax, or $0.78 per basic share and $0.77 per diluted share, as described in Note 10 of the Consolidated Financial Statements.
c	2003 income before cumulative effect of accounting change excludes the favorable cumulative effect of an accounting change of $39 million, net of tax, or $0.11 per basic share and $0.10 per diluted share, as described in Note 2 of the Consolidated Financial Statements.
d	Net debt is calculated as total debt less cash and cash equivalents, and total capitalization is calculated as the sum of net debt and total stockholders’ equity.

CALCULATION OF RETURN ON INVESTED CAPITAL

BNSF’s return on invested capital (ROIC), as discussed in the “Letter from the Chairman, President, and Chief Executive Officer” in the Company’s 2005 Annual Report, is a non-GAAP measure and should be considered in addition to, but not as a substitute or preferable to, other information prepared in accordance with GAAP. However, the information is included herein as management believes that ROIC provides meaningful information that can be useful in assessing the long-term performance of the Company’s business and in evaluating potential strategic transactions. Below is the calculation of ROIC for the years ended December 31, 2005, 2004 and 2003.

Year ended December 31,	2005	2004	2003
Average capitalization[a]	$19,831	$19,069	$18,409

Operating income	$2,922	$1,686	$1,665
Other expense	(37)	(4)	(14)
Financing charges[b]	305	274	262
Exclude 2004 charge for change in estimate of unasserted asbestos and environmental liabilities	—	465	—
Taxes[c]	(1,196)	(917)	(707)

After-tax income excluding financing charges and 2004 charge	$1,994	$1,504	$1,206

Return on invested capital[d]	10.1%	7.9%	6.6%

a	Average capitalization is calculated as the average of the sum of stockholders’ equity, net debt (total debt less cash and cash equivalents), the net present value of future operating lease commitments, and the receivables sold under the accounts receivable sales program for the most recent preceding 13 month ends.
b	Financing charges represent the estimated interest expense included in operating lease payments and A/R sales fees.
c	Taxes are calculated as the sum of monthly operating income, other expense, A/R sales, and an operating lease interest factor (estimated interest expense included in operating lease payments) multiplied by a federal tax rate respective to each month.
d	Return on invested capital is calculated as the total after-tax income excluding financing charges and 2004 charge divided by average capitalization.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis relates to the financial condition and results of operations of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively BNSF, Registrant or Company). The principal operating subsidiary of BNSF is the BNSF Railway Company (BNSF Railway) through which BNSF derives substantially all of its revenues. All earnings per share information is stated on a diluted basis.

COMPANY OVERVIEW

Through its subsidiaries, BNSF is engaged primarily in the rail transportation business. The rail operations of BNSF’s primary operating subsidiary, BNSF Railway, comprise one of the largest railroad networks in North America, with 32,000 route miles in 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including Consumer Products, Industrial Products, Coal and Agricultural Products.

Additional operational information, including weekly intermodal and carload unit reports as submitted to the American Association of Railroads and annual reports submitted to the Surface Transportation Board, are available on the Company’s website at www.bnsf.com/investors.

EXECUTIVE SUMMARY

FISCAL YEAR 2005 – FINANCIAL OVERVIEW

•	The Company achieved record earnings of $4.01 per share, which included a $0.12 per share after tax loss related to an agreement to sell certain line segments to the state of New Mexico, compared with 2004 earnings of $2.10 per share, which included a third-quarter charge for a change in estimate of unasserted asbestos and environmental liabilities totaling $0.77 per share after tax.

•	Freight revenues increased 17 percent compared with 2004, to $12.6 billion, a record for annual revenues.

•	The 17 percent increase in revenue is attributable to growth in unit volumes, rates and surcharges, partially offset by a slight decrease of 1 percent due to business mix.

•	Operating expenses for 2005 increased 9 percent compared with 2004, primarily due to an increase in volumes, higher fuel costs and a $71 million pre-tax loss related to an agreement to sell certain line segments to the state of New Mexico, partially offset by lower asbestos and environmental costs due to the $465 million pre-tax charge in 2004 related to a change in BNSF’s estimates of unasserted asbestos and environmental liabilities.

•	Operating income increased to nearly $3.0 billion, an all-time record for the Company.

•	Each year capital expenditures are a significant use of cash for BNSF. In 2005, BNSF increased its cash capital expenditures to $1.75 billion from $1.53 billion in the prior year primarily due to additional expansion projects in 2005.

•	Moody’s Investors Service affirmed the ratings of BNSF’s senior unsecured debt at Baa2 and changed the outlook to positive from stable in August of 2005.

BUSINESS OUTLOOK FOR 2006

•	BNSF expects to see strong revenue growth in the 10 to 13 percent range in freight revenues. Half of the revenue growth is anticipated to be driven by volume, and the remainder is expected from pricing and fuel surcharges.

•	Coal and intermodal are expected to lead the trend of strong unit growth.

•	Combining projected revenue growth with an ongoing focus on productivity, earnings per share is anticipated to grow in the mid-teens despite operating income being negatively impacted by the combination of fuel prices, hedges and fuel surcharge recoveries.

•	The Company anticipates that the operating ratio (calculated as operating expenses less other revenues divided by freight revenues) will be below 77 percent.

•	The Company plans to increase its capital commitment program to approximately $2.4 billion in 2006, which includes both cash spent for capital and locomotive leases. Compared with 2005, this represents an increase of approximately 10 percent.

•	Capital commitments are increasing to meet projected future demand, while the Company anticipates improving its return on invested capital.

•	BNSF anticipates spending $1.4 billion to keep its infrastructure strong by replacing track, signal systems and structures; rebuilding rolling stock; and implementing new technology.

•	BNSF also plans to acquire 310 locomotives at a cost of approximately $550 million.

•	The Company anticipates investing approximately $400 million in track and facilities to expand capacity.

RESULTS OF OPERATIONS

REVENUE TABLE

The following table presents BNSF’s revenue information by commodity group for the years ended December 31, 2005, 2004 and 2003:

	Revenues (in millions)			Cars / units (in thousands)			Average revenue per car / unit
Year ended December 31,	2005	2004	2003	2005	2004	2003	2005	2004	2003
Consumer Products	$5,156	$4,245	$3,657	5,306	4,859	4,336	$972	$874	$843
Industrial Products	2,871	2,448	2,138	1,564	1,561	1,428	1,836	1,568	1,497
Coal	2,448	2,277	2,025	2,238	2,216	2,048	1,094	1,028	989
Agricultural Products	2,131	1,772	1,465	916	900	834	2,326	1,969	1,757

Total freight revenues	12,606	10,742	9,285	10,024	9,536	8,646	$1,258	$1,126	$1,074

Other revenues	381	204	128

Total operating revenues	$12,987	$10,946	$9,413

EXPENSE TABLE

The following table presents BNSF’s expense information for the years ended December 31, 2005, 2004, and 2003 (in millions):

Year Ended December 31,	2005	2004		2003
Compensation and benefits	$3,515	$3,322		$2,963
Fuel	1,959	1,335		1,093
Purchased services	1,714	1,424		1,252
Depreciation and amortization	1,075	1,012		910
Equipment rents	886	790		705
Materials and other	916	1,377	[a]	825

Total operating expenses	$10,065	$9,260		$7,748

Interest expense	$437	$409		$420
Other expense, net	$37	$4		$14
Income tax expense	$917	$482		$454

a	2004 materials and other expense includes a $465 million pre-tax charge related to changes in estimates of the Company’s unasserted asbestos and environmental liabilities (see Note 10 of the Consolidated Financial Statements).

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

BNSF recorded net income for 2005 of $1,531 million, or $4.01 per share, which included a $0.12 per share loss related to an agreement to sell certain line segments to the state of New Mexico (see Item 7, Management’s Discussion and Analysis of Financial Position and Results of Operations under the heading “New Mexico Department of Transportation”). In comparison, net income for 2004 was $791 million, or $2.10 per share, which included a $288 million, net of tax, or $0.77 per share charge for a change in the Company’s estimate of unasserted asbestos liabilities and environmental liabilities (see Note 10 of the Consolidated Financial Statements).

REVENUES

FREIGHT

Freight revenues of $12,606 million for 2005 were $1,864 million, or 17 percent, higher than 2004. Freight revenues were up due to a 5 percent increase in volumes, despite a decrease in car velocity from 199 miles per day in 2004 to approximately 190 miles per day in 2005. Freight revenues in 2005 included fuel surcharges of approximately $1.1 billion compared with approximately $350 million in the prior year. Growth in rates and fuel surcharges drove average revenue per car/unit up 12 percent in 2005 to $1,258 from $1,126 in 2004.

CONSUMER PRODUCTS

The Consumer Products’ freight business consists of the following business areas: international intermodal, domestic intermodal, automotive, and perishables and dry boxcar.

Consumer Products revenues of $5,156 million for 2005 were $911 million, or 22 percent, greater than 2004. The increase in Consumer Products revenues was strong in all sectors. The increase in average revenue per unit of 11 percent was primarily related to rate increases and increased fuel surcharges.

INDUSTRIAL PRODUCTS Industrial Products’ freight business consists of four business areas: building products, construction products, chemicals and plastic products, and petroleum products.

Industrial Products revenues increased $423 million, or 17 percent, to $2,871 million for 2005. The revenue increase was primarily due to increased lumber, panel and paper traffic in the building products sector, as well as increased traffic in petroleum products, partially offset by decreased volumes in waste products in the building products sector as well as steel and taconite in the construction products sector. Rate increases along with increased fuel surcharges contributed to a 17 percent increase in average revenue per car.

COAL

BNSF is one of the largest transporters of low-sulfur coal in the United States. Approximately 93 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $2,448 million for 2005 increased $171 million, or 8 percent, versus a year ago. Coal volumes increased slightly as a result of new customer business and higher demand from existing customers, partially offset by weather-related operational and maintenance disruptions in the Powder River Basin. Average revenue per car increased 6 percent primarily driven by contractual rate escalations and increased average length of haul.

AGRICULTURAL PRODUCTS The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, fertilizer and other products.

Agricultural Products revenues of $2,131 million for 2005 were $359 million, or 20 percent, higher than revenues for 2004. Average revenue per car increased 18 percent primarily driven by mix as a result of strong exports out of the Pacific Northwest, price increases and increased fuel surcharges.

OTHER REVENUES

Other Revenues increased $177 million, or 87 percent, to $381 million for 2005 compared to 2004. This increase was primarily attributable to increases in storage-related revenues and volume growth, in addition to the acquisitions and volume growth of BNSF Logistics, a wholly-owned non-rail subsidiary that specializes in providing third-party logistic services.

EXPENSES

Total operating expenses for 2005 were $10,065 million, an increase of $805 million, or 9 percent, over 2004. The increase in operating expenses was the result of significant fuel price increases, a 5-percent increase in gross-ton miles handled and a $71 million pre-tax loss related to an agreement to sell certain line segments to the state of New Mexico, offset by lower asbestos and environmental costs due to the $465 million pre-tax charge taken in 2004 to reflect changes in the Company’s estimate of unasserted asbestos liabilities and environmental liabilities.

COMPENSATION AND BENEFITS

Compensation and benefits includes expenses for BNSF employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation as well as pension-related expenses.

Compensation and benefits expenses of $3,515 million were $193 million, or 6 percent, higher than 2004. The increase was primarily related to the significant increase in freight volumes experienced in 2005. The increases in freight volumes drove an increase in crew training costs and an approximate 5 percent increase in employee headcount.

FUEL

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities.

Fuel expenses of $1,959 million for 2005 were $624 million, or 47 percent, higher than 2004. The increase in fuel expense is due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 40 cents, or $566 million, which is comprised of an increase in the average purchase price of 53 cents, or $759 million, partially offset by an increase in the hedge benefit of 13 cents, or $193 million (2005 benefit of $531 million less 2004 benefit of $338 million). Consumption in 2005 was 1,402 million gallons compared with 1,344 million gallons in 2004, resulting in a $58 million increase in fuel expense.

In the future, benefits from hedging activities are expected to decrease as the Company increases its fuel surcharge program. When compared to 2005, operating income is expected to be negatively impacted by the combination of fuel prices, hedges and fuel surcharge recoveries.

PURCHASED SERVICES

Purchased services expense includes ramping (lifting of containers onto and off of cars); drayage (highway movements to and from railway facilities); maintenance of locomotives, freight cars and equipment; transportation costs over other railroads; technology services outsourcing; professional services; and other contract services provided to BNSF. Purchased services expense also includes purchased transportation costs for BNSF Logistics. The expenses are driven by the rates established in the related contracts and the volume of services required.

Purchased services expenses of $1,714 million for 2005 were $290 million, or 20 percent, higher than 2004. This increase was primarily due to increases in the following volume-related costs: approximately $75 million higher intermodal ramp costs; approximately $70 million higher locomotive, freight car and equipment maintenance expense; approximately $45 million higher purchased transportation costs for BNSF Logistics and approximately $30 million higher payments for transportation over other railroads.

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

Depreciation and amortization expenses of $1,075 million for 2005 were $63 million, or 6 percent, higher than 2004. This increase was primarily due to ongoing capital expenditures.

EQUIPMENT RENTS

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. Variances in expense are driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses for 2005 of $886 million were $96 million, or 12 percent, higher than 2004. Expense increases of $70 million for freight car equipment and $26 million for locomotive leases were driven by increases in units resulting from significant volume increases as well as higher lease rates.

MATERIALS AND OTHER

Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials and other items for construction and maintenance of property and equipment. Other expenses include personal injury claims, environmental remediation and derailments as well as employee separation costs, utilities, impairments of long-lived assets and property and miscellaneous taxes. The total is offset by gains on land sales and other recoveries.

Materials and other expenses of $916 million for 2005, which consists of approximately $360 million of materials expense with the remainder consisting of numerous other items, were $461 million, or 33 percent, lower than 2004. In 2005, materials and other expense was impacted by an impairment charge of $71 million related to the future sale of certain line segments as well as $70 million of increased material costs for locomotives, freight cars and track structure, partially offset by lower environmental and personal injury expense in 2005. However, the $465 million pre-tax charge recorded in 2004 to reflect a change in BNSF’s estimates of unasserted asbestos and environmental liabilities more than offset these changes by a significant amount.

INTEREST EXPENSE

Interest expense of $437 million for 2005 was $28 million, or 7 percent, higher than 2004. This increase was primarily the result of higher average interest rates in 2005.

OTHER EXPENSE, NET

Other expense of $37 million for 2005 was $33 million higher than in 2004. The increase in other expense, net was predominantly due to the receipt of interest income on a settlement that occurred in 2004, losses on BNSF’s participation in a synthetic fuel partnership for which tax credits are generated and higher accounts receivable sales fees driven primarily by higher interest rates.

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

REVENUES

FREIGHT

Freight revenues of $10,742 million for 2004 were $1,457 million, or 16 percent, higher than 2003. Freight revenues in 2004 included fuel surcharges of approximately $350 million compared with approximately $100 million in the prior year. Average revenue per car/unit increased 5 percent in 2004 to $1,126 from $1,074 in 2003.

CONSUMER PRODUCTS

Consumer Products revenues of $4,245 million for 2004 were $588 million, or 16 percent, greater than 2003. The increase in Consumer Products revenues was primarily due to double-digit volume growth in the international and domestic intermodal sectors. The increase in average revenue per unit of 4 percent was primarily related to rate increases and increased fuel surcharges.

INDUSTRIAL PRODUCTS

Industrial Products revenues increased $310 million, or 15 percent, to $2,448 million for 2004. The revenue increase was primarily due to increased lumber, plywood, particleboard and paper traffic in the building products sector and increased business in steel, taconite and clay in the construction products sector, as well as increased traffic in petroleum products and plastics. Rate increases along with increased fuel surcharges contributed to a 5 percent increase in average revenue per car.

COAL

Coal revenues of $2,277 million for 2004 increased $252 million, or 12 percent, versus a year ago. The increase was primarily a result of new customer business volumes and higher demand from existing customers. Average revenue per car increased 4 percent primarily driven by contractual rate escalations and increased average length of haul.

AGRICULTURAL PRODUCTS

Agricultural Products revenues of $1,772 million for 2004 were $307 million, or 21 percent, higher than revenues for 2003. This increase was primarily driven by strong corn and wheat exports out of the Pacific Northwest. The average revenue per car increased 12 percent primarily driven by the mix of commodity and destination price increases, increased fuel surcharges and increased average length of haul.

OTHER REVENUES

Other Revenues increased $76 million, or 59 percent, to $204 million for 2004 compared to 2003. This increase was primarily attributable to increased volumes related to BNSF Logistics, a wholly-owned non-rail subsidiary that specializes in providing third-party logistic services, and demurrage.

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

COMPENSATION AND BENEFITS

Compensation and benefits expenses of $3,322 million were $359 million, or 12 percent, higher than 2003. The increase was primarily related to the significant increase in volumes. These increases in traffic volume drove an approximate 3 percent increase in employee headcount as well as greater overtime and crew training costs. Improved financial performance has led to higher incentive expenses for the Company’s salaried and scheduled workforce. Additionally, BNSF recognized increased pension costs of $17 million.

FUEL

Fuel expenses of $1,335 million for 2004 were $242 million, or 22 percent, higher than 2003. The increase in fuel expense is due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 9 cents, or $124 million, which is comprised of an increase in the average purchase price of 29 cents, or $394 million, partially offset by an increase in the hedge benefit of 20 cents, or $270 million (2004 benefit of $338 million less 2003 benefit of $68 million). Consumption in 2004 was 1,344 million gallons compared with 1,213 million gallons in 2003.

PURCHASED SERVICES

Purchased services expenses of $1,424 million for 2004 were $172 million, or 14 percent, higher than 2003 primarily due to higher costs for locomotive contract maintenance expense of $50 million, haulage expense of $27 million and intermodal ramp costs of $20 million for contracted transportation over other railroads, all of which were primarily driven by higher volume. Additionally, purchased transportation costs for BNSF Logistics increased $45 million as a result of increases in its business.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses of $1,012 million for 2004 were $102 million, or 11 percent, higher than 2003. The majority of the increase was due to ongoing capital expenditures. Additionally, about $40 million of this increase was due to the expiration of credits to depreciation expense resulting from the application of purchase accounting at the time of the merger in 1996. As a result of a depreciation rate study completed with the assistance of third-party consultants in 2004, BNSF adopted new depreciation rates applied to track structure. This change in rate caused a net decrease in annual depreciation expense of approximately $5 million for 2004 and approximately $16 million on an ongoing annual basis, as calculated using the asset base at the time of the rate change.

EQUIPMENT RENTS

Equipment rents expenses for 2004 of $790 million were $85 million, or 12 percent, higher than 2003. Expense increases of $68 million for freight car equipment and $17 million for locomotive leases are predominantly related to significant volume increases.

MATERIALS AND OTHER

Materials and other expenses of $1,377 million for 2004, which consists of approximately $300 million of materials expense with the remainder consisting of other items, including a charge of $465 million pre-tax related to a change in BNSF’s estimates of unasserted asbestos liabilities and environmental liabilities, were $552 million higher than 2003. In addition to the charge, materials and other expenses increased due to higher material costs of $44 million primarily to maintain freight cars and locomotives due to higher volumes, increased environmental expenses of $28 million primarily related to developments at two former fueling facility sites, increased casualty costs of $32 million driven by two large derailments, and a $24 million decrease in the carrying value of certain assets (see Note 7 of the Consolidated Financial Statements) partially offset by decreases in property and other miscellaneous taxes of $9 million, and increased gains from land sales of $23 million.

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

INCOME TAXES

The effective tax rate in 2004 was 37.9 percent compared with 36.9 percent for the prior year. The increase in the effective tax rate primarily reflects a tax settlement attributable to prior years that was settled favorably in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance including commercial paper, the leasing of assets and the sale of a portion of its accounts receivable.

OPERATING ACTIVITIES

2005

Net cash provided by operating activities was $2,609 million during 2005 compared with $2,377 million during 2004. The increase was primarily the result of an increase in earnings before the effect of the 2004 third quarter charge related to a change in BNSF’s estimates of unasserted asbestos liabilities and environmental liabilities, which had no impact on the Company’s cash flows (see note 10 of the Consolidated Financial Statements) and a use of cash related to the $350 million decrease in the Company’s accounts receivable sales program (see Note 6 of the Consolidated Financial Statements). The decrease in the Company’s accounts receivable sales program resulted in higher commercial paper (see Note 9 of the Consolidated Financial Statements).

2004

Net cash provided by operating activities was $2,377 million during 2004 compared with $2,285 million during 2003. The increase was primarily the result of an increase in earnings before the effect of the aforementioned third quarter 2004 charge.

INVESTING ACTIVITIES

2005

Net cash used for investing activities was $2,023 million during 2005 compared with $1,595 million during 2004. Investing activities for the year include $1,750 million of capital expenditures, which were $223 million higher than 2004 primarily due to an increase in capital expenditures for maintenance of BNSF’s track structure and for terminal and line expansions. The increase in cash used for other investing activities primarily reflects the timing of equipment financing activities, consideration paid to another carrier for trackage rights and alternative access rights (see Note 7 of the Consolidated Financial Statements), line acquisitions and investment in Pace Synfuels as well as a $26 million cash source in the first quarter of 2004 related to the consolidation of San Jacinto Rail Limited (see Note 2 of the Consolidated Financial Statements).

2004

Net cash used for investing activities was $1,595 million during 2004 compared with $1,806 million during 2003. Investing activities for the year include $1,527 million of capital expenditures, which were $199 million lower than 2003 primarily due to the fact that most of the locomotives acquired in 2004 were leased, whereas the majority of locomotives acquired in 2003 were purchased.

A breakdown of cash capital expenditures during 2005, 2004 and 2003 is set forth in the following table (in millions):

Year Ended December 31,	2005	2004	2003
Maintenance of way:
Rail	$232	$219	$202
Ties	284	257	227
Surfacing	183	159	160
Other	354	359	337

Total maintenance of way	1,053	994	926
Mechanical	136	114	133
Information services	64	73	63
Other	108	107	116

Total maintenance of business	1,361	1,288	1,238
New locomotive acquisitions	—	16	270
Terminal and line expansion	389	223	218

Total	$1,750	$1,527	$1,726

The above table does not include expenditures for equipment financed through operating leases (principally related to locomotives).

FINANCING ACTIVITIES

2005

Net cash used for financing activities during 2005 was $833 million primarily related to the following: (i) common stock repurchases of $799 million, (ii) prepaid forward share repurchases of $600 million (see Note 15 of the Consolidated Financial Statements), and (iii) dividend payments of $267 million, which where partially offset by net debt borrowings of $599 million and proceeds from stock options exercised of $244 million.

In December 2005, BNSF issued $500 million of 6.613 percent junior subordinated notes due December 31, 2055. The junior subordinated notes are callable on or after January 15, 2026, at par plus accrued and unpaid interest. On January 15, 2026, if the junior subordinated notes are not called, the interest rate will change to an annual rate equal to the 3-month LIBOR rate plus 2.35%, reset quarterly. Interest payments may be deferred, at the option of the Company, on a cumulative basis for a period of up to five consecutive years; however, during this time the Company will not be permitted to declare or pay dividends on its common stock. In the event that certain financial covenants are not maintained, the Company will be required to sell common stock, the proceeds of which will be used to pay any accrued and unpaid interest. At December 31, 2005, the Company was in compliance with these covenants. Because of this structure, certain rating agencies provide a considerable degree of equity treatment for purposes of calculating various ratios and metrics. The majority of the net proceeds of the debt issuance are being used to repurchase common stock, with the remainder used for general corporate purposes.

Aggregate debt to mature in 2006 is $456 million. BNSF’s ratio of net debt to total capitalization was 42.7 percent at December 31, 2005, compared with 39.9 percent at December 31, 2004. The Company’s adjusted net debt to total capitalization was 51.5 percent at December 31, 2005, compared to 51.0 percent at December 31, 2004. BNSF’s adjusted net debt to total capitalization is a non-GAAP measure and should be considered in addition to, but not as a substitute or preferable to, the information prepared in accordance with GAAP. However, the information is included herein as management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.

The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

Year Ended December 31,	2005	2004
Net debt to total capitalization [a]	42.7%	39.9%
Adjustment for long-term operating leases	9.4%	9.3%
Adjustment for other debt equivalents [b]	0.6%	1.8%
Adjustment for junior subordinated notes [c]	(1.2)%	—%

Adjusted net debt to total capitalization	51.5%	51.0%

a	Net debt to total capitalization is calculated as total debt less cash and cash equivalents divided by the sum of net debt and total stockholders’ equity.

b	Adjustment for other debt equivalents principally includes accounts receivable financing. See Note 6 of the Consolidated Financial Statements.
c	Junior subordinated notes are included in total debt on the respective Consolidated Balance Sheet; however, as they include certain equity characteristics as described above, they have been assigned 50% equity credit for purposes of this calculation.

Pursuant to existing Board authority, BNSF can issue up to an additional $1 billion of debt securities. The Company expects that it will file shelf registration statements for this additional $1 billion when it is ready to issue the debt.

2004

Net cash used for financing activities during 2004 was $478 million primarily related to the following: (i) dividend payments of $231 million; (ii) net debt repayments of $292 million; and (iii) common stock repurchases of $376 million, which were offset by proceeds from stock options exercised of $420 million.

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

The Company exercised an option to call $150 million of 7.50 percent bonds due July 2023. The bonds were called at a price of 103.02 percent of par, and commercial paper was used to fund the call.

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

DIVIDENDS

Common stock dividends declared were $0.74 per share, $0.64 per share, and $0.54 per share annually for 2005, 2004 and 2003, respectively. Dividends paid on common stock were $267 million, $231 million and $191 million during 2005, 2004 and 2003, respectively.

COMMON STOCK REPURCHASE PROGRAM

In July 1997, the Board authorized the repurchase of up to 30 million shares of the Company’s common stock from time to time through open market transactions or otherwise. In December 1999, April 2000, September 2000, January 2003 and December 2005, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date to the total shares previously authorized bringing BNSF’s share repurchase program to 180 million shares. During 2005, 2004 and 2003, the Company repurchased approximately 14 million, 10 million, and 8 million shares, respectively, of its common stock at average prices of $54.95 per share, $35.98 per share, and $27.25 per share, respectively. Total repurchases through December 31, 2005, were 148 million shares at a total average cost of $29.49 per share, leaving 32 million shares available for repurchase out of the 180 million shares presently authorized.

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

BNSF has agreed to acquire 845 locomotives by 2009. As of December 31, 2005, BNSF has taken delivery of 403 of the 845 locomotives. During 2005, BNSF took delivery of 288 locomotives, which were primarily financed through operating leases.

In the first quarter of 2004, BNSF entered into a contractual obligation to acquire 6,000 grain cars over the course of the following four years. Through December 31, 2005, BNSF has taken delivery of 4,500 of the hoppers, which were primarily financed through operating leases.

The locomotives and grain cars under these agreements have been or are expected to be financed through one or a combination of sources including, but not limited to, cash from operations, capital or operating leases and debt issuances. The decision on the method used for a particular acquisition financing will depend on market conditions and other factors at that time.

The Company also utilizes a commercial paper program backed by a bank revolving credit agreement to manage liquidity needs. For 2006 and the foreseeable future, the Company expects that cash from operating activities, access to capital markets, the accounts receivable sales program and the bank revolving credit agreement will be sufficient to enable the Company to meet its obligations when due. The Company believes these sources of funds will also be sufficient to fund capital additions that are necessary to maintain its competitiveness and position the Company for future revenue growth.

The Company’s ratio of earnings to fixed charges was 4.62 and 3.06 times for the years ended December 31, 2005 and 2004, respectively. Additionally, the Company’s ratio of net cash provided by operating activities divided by total average debt was 39 percent and 35 percent for the years ended December 31, 2005 and 2004, respectively. The increase in the ratio of net cash provided by operating activities divided by total average debt is primarily due to increased revenue and lower average debt outstanding.

The following table summarizes the Company’s obligations under long-term debt and other contractual commitments at December 31, 2005 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt [a]	$6,550	$348	$415	$1,155	$4,632
Capital lease obligations	604	108	211	140	145
Operating lease obligations [b]	6,143	461	1,031	897	3,754
Purchase obligations [c]	9,353	1,370	1,433	1,256	5,294
Other long-term liabilities reflected on the balance sheet under GAAP [d]	268	44	76	67	81

Total contractual obligations	$22,918	$2,331	$3,166	$3,515	$13,906

a	Excludes capital lease obligations.

b	Gross payments due which include an interest component.
c	Includes short-line minimum usage commitments, asset maintenance and other purchase commitments.
d	Consists of employee separation payments as discussed in Note 11 of the Consolidated Financial Statements, the 2006 required pension plan contribution and actuarially estimated payments expected to be made over the next five years for other post-retirement benefit plans as discussed in Note 13 of the Consolidated Financial Statements.

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

CREDIT AGREEMENT

Commercial paper and the revolving credit agreement are discussed in Note 9 of the Consolidated Financial Statements. The revolving credit agreement includes covenants and events of default typical for this type of facility, including a minimum consolidated tangible net worth test, a maximum debt-to-capital test, and a $75 million cross-default provision. At December 31, 2005, the Company was in compliance with its debt covenants. BNSF’s tangible net worth is $4 billion greater than the minimum consolidated tangible net worth required under the agreement, and the maximum debt-to-capital test provides approximately $6 billion of debt capacity above BNSF’s outstanding debt as of December 31, 2005, before an event of default would occur under these covenants. With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreement. A voluntary bankruptcy or insolvency would be considered an immediate termination event.

OFF-BALANCE SHEET ARRANGEMENTS

SALE OF ACCOUNTS RECEIVABLE

The accounts receivable sales program of Santa Fe Receivables Corporation (SFRC), as described in Note 6 of the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a minimum consolidated tangible net worth test and a maximum debt-to-capital test, which are the same as in the BNSF revolving credit agreements described above. BNSF’s tangible net worth is approximately $4 billion greater than the minimum consolidated tangible net worth required under the agreement, and the maximum debt-to-capital test provides approximately $6 billion of debt capacity above BNSF’s outstanding debt as of December 31, 2005. The Company’s capacity to sell undivided interests to investors under the accounts receivable sales program was $700 million at December 31, 2005, which was comprised of two $350 million, 364-day accounts receivable facilities. The Company amended these facilities on October 14, 2005, modifying their expiration dates to October 2006. Management expects to be able to either extend the commitment of the current investors under the accounts receivable sales program past October 2006 or to find additional investors in the accounts receivable sales program who will be committed to purchase undivided interests after October 2006.

The accounts receivable sales program provides efficient financing at a competitive interest rate as compared with traditional borrowing arrangements and provides diversification of funding sources. Since the funding is collateralized by BNSF receivables, the risk of exposure is only as great as the risk of default on these receivables (see Note 6 of the Consolidated Financial Statements).

GUARANTEES

The Company acts as guarantor for certain debt and lease obligations of others. During the past few years the Company has primarily utilized guarantees to allow third-party entities to obtain favorable terms to finance the construction of assets that will benefit the Company. Additionally, in the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. The Company does not expect performance under these guarantees or indemnities to have a material adverse effect on the Company’s liquidity in the foreseeable future (see Note 9 of the Consolidated Financial Statements).

INFLATION

Due to the capital-intensive nature of BNSF’s business, the full effect of inflation is not reflected in operating expenses because depreciation is based on historical cost. An assumption that all operating assets were depreciated at current price levels would result in substantially greater expense than historically reported amounts.

OTHER MATTERS

COMMERCIAL

In July 2004, BNSF Railway initiated an arbitration proceeding under a Joint Service Agreement (JSA) with a major truckload carrier (the “carrier”) with which BNSF Railway handles substantial joint intermodal movements. In the proceeding, BNSF Railway sought an increase in its divisions of joint revenue for intermodal movements. Additionally, the carrier challenged the basis of the divisions and raised other issues under the JSA. An Interim Award decision was issued by the arbitration panel on September 16, 2005, increasing BNSF’s revenue divisions, and favorably resolving other issues raised in the proceeding. Both parties accepted the Interim Award as the final and binding award in the arbitration on October 17, 2005. By agreement of the parties, on October 19 the panel entered an order terminating the proceeding. In the fourth quarter of 2005, BNSF recorded a gain of approximately $26 million pre-tax, $16 million, net of tax, or $0.04 per share, as a result of this retroactive award of compensation for the period of July 7, 2004 through September 30, 2005. Of this gain, $21 million was recorded as an increase in Consumer Products revenue, and the remaining $5 million was recorded in purchased services expense as a reimbursement of legal fees.

In February 2005, the Company received a Civil Investigative Demand from the Antitrust Division of the Department of Justice requesting information concerning the Company’s pricing activities relating to the shipment of coal from the southern Powder River Basin. The Company continues to respond to requests for information.

HEDGING ACTIVITIES

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income (AOCI) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

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

Between January 1, 2006 and February 13, 2006, the Company converted approximately 66 million gallons of WTI collars into HO swaps at an average price of approximately $0.95 per gallon. Additionally, the Company entered into HO-WTI swap agreements for 1.5 million barrels at an average price of $10.18 per barrel. These hedges will expire during 2006.

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

EMPLOYEE AND LABOR RELATIONS

A significant majority of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with various labor organizations. A negotiating process for new, major collective bargaining agreements covering all of BNSF Railway’s union employees has been underway since the bargaining round was initiated November 1, 2004. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over an extended period of time and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of presidential intervention) are exhausted. Agreements undergoing renegotiation in the current bargaining round provide for periodic wage increases until new agreements are reached.

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

SEATTLE SOUND TRANSIT

In December 2003, the Company entered into several agreements with Central Puget Sound Regional Transit Authority (Sound Transit), a government authority established by King, Pierce and Snohomish counties within the state of Washington. BNSF has agreed to sell to Sound Transit under the threat of condemnation a combination of (a) four easements enabling Sound Transit to offer commuter rail service over existing BNSF track from Seattle to Everett and (b) 18 miles of railroad line from south of Tacoma to Nisqually, Washington.

Sound Transit will pay BNSF approximately $260 million for four commuter easements to operate trains on the segment between Seattle and Everett and entered into agreements both for service on the commuter easements and joint use of track for commuter and freight purposes. The Company received approximately $80 million of cash in 2003 upon the closing of the first easement and $80 million of cash in 2004 upon closing of the second easement. The sale proceeds will be recognized in income over the use of the associated track structure (approximately 37 years). Over the next two years, upon the subsequent closings subject to conditions in the sale agreement, BNSF will receive an additional $100 million for the remaining two easements.

Sound Transit will also pay BNSF to convey the 18 miles of railroad line and associated real estate from south of Tacoma to Nisqually in three separate transactions. First, the Company received approximately $8 million of cash in 2003 and reported a gain in income of $2 million, net of tax, as a result of the real estate sale for station-related parcels to Sound Transit. Second, the Company received $6 million of cash and a $6 million note receivable in the third quarter of 2004 associated with the sale of approximately half of the 18 miles. The gain on this sale was deferred due to certain continuing involvement in the property. This continuing involvement expired in November 2004, and the Company recognized a gain in income of $7 million, net of tax. The Company collected $3 million of the $6 million note receivable related to this sale in 2005, and the remaining $3 million is expected to be collected in 2006. Third, the Company received $3 million of cash and a $9 million note receivable in the fourth quarter of 2005 associated with the sale of the remaining railroad line and real estate. The Company recognized a gain of approximately $9 million, net of tax, associated with the sale. The Company is expected to collect the $9 million note receivable over the next two years.

NEW MEXICO DEPARTMENT OF TRANSPORTATION

In the fourth quarter of 2005, BNSF Railway Company entered into an agreement with the New Mexico Department of Transportation (NMDOT) to sell the Company’s rail line and certain adjacent property between Belen, New Mexico and Trinidad, Colorado while maintaining freight easement rights on the line. Upon satisfaction of closing conditions, the sale is anticipated to close in segments over the next 3 years for a total purchase price of $76 million and will allow NMDOT to create a commuter rail line. The Company recognized an impairment charge of $71 million in the fourth quarter of 2005 related to this agreement and anticipates recording a gain of $21 million in the first quarter of 2006 upon the sale of one of the line segments. The Company received $9 million in 2005 related to this sale, and expects to receive cash payments of $45 million in 2006, $18 million in 2007, and $4 million in 2008. While this rail line has been a critical alternative route for the Company, it will become less significant over the next several years as the double-tracking of the main line transcontinental route is completed.

AMERICAN JOBS CREATION ACT OF 2004

In October 2004, the American Jobs Creation Act of 2004 was signed into law. Part of the legislation includes the repeal of a 4.3–cent tax per gallon of diesel fuel. The tax is being gradually phased out in 2005 and 2006 and will be completely phased out by 2007. Based on actual and projected fuel consumption, the repeal of the tax resulted in $21 million in incremental savings in 2005 and is expected to result in incremental savings of approximately $10 million and $30 million for BNSF in 2006 and 2007, respectively.

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

Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the Company’s disclosure relating to them in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LEGAL

BNSF’s most significant legal claims relate to personal injury claims and environmental matters. These claims are discussed in more detail below.

During 2004, BNSF recorded a $465 million pre-tax charge to reflect changes in its estimate of unasserted asbestos liabilities and environmental liabilities. Of this amount, $293 million and $172 million were related to unasserted asbestos and environmental liabilities, respectively. The $465 million pre-tax charge was recorded in materials and other expense and reduced net income by $288 million, or $0.77 per share during 2004.

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

BNSF records a liability for personal injury claims when the expected loss is both probable and reasonably estimable. The liability and ultimate expense projections are estimated using standard actuarial methodologies. Liabilities recorded for unasserted personal injury claims are based on information currently available. Due to the inherent uncertainty involved in projecting future events such as the number of claims filed each year, developments in judicial and legislative standards and the average costs to settle projected claims, actual costs may differ from amounts recorded.

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

Key elements of the assessment included:

•	Because BNSF did not have detailed employment records in order to compute the population of potentially exposed employees, it computed an estimate using Company employee data from 1970 forward and estimated the BNSF employee base from 1938-1969 using railroad industry historical census data and estimating BNSF’s representation in the total railroad population.

•	The projected incidence of disease was estimated based on epidemiological studies using employees’ age, duration and intensity of exposure while employed.

•	An estimate of the future anticipated claims filing rate by type of disease (non-malignant, cancer and mesothelioma) was computed using the Company’s average historical claim filing rates for the period 2000-2003 (the years in which the number of claims were more significant).

•	An estimate of the future anticipated dismissal rate by type of claim was computed using the Company’s historical average dismissal rates observed in 2002-2004.

•	An estimate of the future anticipated settlement by type of disease was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of incidence observed during 2002-2004.

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

During the third quarter of 2005, the Company obtained an update of this study, which concluded that the original September 2004 study continues to represent a reasonable estimate of BNSF’s future asbestos exposure. Therefore, management recorded no additional expense as a result of this update. The Company plans to update the study in the third quarter of 2006. On a quarterly basis, BNSF monitors actual experience against the number of forecasted claims and expected claim payments. Adjustments to the Company’s estimates will be recorded when necessary (see Note 10 of the Consolidated Financial Statements for additional information).

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	2005	2004	2003
Beginning balance	$345	$60	$55
Accruals	—	308	25
Payments	(19)	(23)	(20)

Ending balance at December 31,	$326	$345	$60

Of the obligations at December 31, 2005, $266 million is related to unasserted claims and $60 million is related to asserted claims. At December 31, 2005 and 2004, $21 and $18 million are included in current liabilities, respectively. The recorded liability is not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	2005	2004
Claims unresolved at January 1,	1,926	1,985
Claims filed	835	712
Claims settled, dismissed or otherwise resolved	(640)	(771)

Claims unresolved at December 31,	2,121	1,926

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $225 million to $425 million. However, BNSF believes that the $326 million recorded at December 31, 2005, is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

OTHER PERSONAL INJURY

BNSF uses a third party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency, and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FIN 14, is immaterial for these other occupational trauma claims.

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

The most sensitive assumptions for this accrual are the expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. A 10 percent increase or decrease in either the expected average cost per claim or the frequency rate for claims with payment would result in an approximate $45 million increase or decrease in BNSF’s recorded other personal injury reserves (see Note 10 of the Consolidated Financial Statements for additional information).

BNSF obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	2005	2004	2003
Beginning balance	$459	$453	$441
Accruals	181	194	190
Payments	(218)	(188)	(178)

Ending balance at December 31,	$422	$459	$453

At December 31, 2005 and 2004, $164 million and $170 million are included in current liabilities, respectively. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	2005	2004
Claims unresolved at January 1,	4,116	4,393
Claims filed	3,758	3,632
Claims settled, dismissed or otherwise resolved	(4,257)	(3,909)

Claims unresolved at December 31,	3,617	4,116

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $525 million. However, BNSF believes that the $422 million recorded at December 31, 2005, is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

Liabilities for environmental cleanup costs are recorded when BNSF’s liability for environmental cleanup is both probable and reasonably estimable. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Environmental costs include initial site surveys and environmental studies as well as costs for remediation of sites determined to be contaminated.

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments, the Company performed an assessment in 2004 to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third party actuary had proprietary data that included information from the Environmental Protection Agency (EPA) and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because of its determination that a better estimate of future development could be made with this data, BNSF engaged this third party actuary, which has an extensive background in performing various studies for large companies, including environmental matters, to assist BNSF in determining the Company’s potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities.

Consequently, during the third quarter of 2004, BNSF recorded an undiscounted $172 million pre-tax charge related to its change in estimated environmental liabilities on a site by site basis. The $172 million pre-tax charge was recorded in materials and other expense and reduced net income by $106 million, or $0.28 per share, for 2004. The charge did not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites. BNSF continues to estimate third party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third party claims as of December 31, 2005 is approximately $24 million.

During the third quarter of 2005, the Company obtained an update of this study. Based on the results of the study, management recorded additional expense of approximately $12 million. The Company plans to update the study in the third quarter of 2006. On a quarterly basis, BNSF monitors actual experience against the forecasted remediation and related payments made on existing sites. Adjustments to the Company’s estimates will continue to be recorded when necessary based on developments in subsequent periods. Additionally, environmental accruals include amounts for newly identified sites or contaminants, third-party claims and legal fees incurred for defense of third-party claims and recovery efforts (see Note 10 of the Consolidated Financial Statements for additional information).

The Company’s estimate of ultimate cost for cleanup efforts at its known environmental sites utilizes BNSF’s historical payment patterns, its current estimated percentage to closure ratios, and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the EPA and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress. The most significant assumptions are as follows: (i) historical payment patterns of site development, and (ii) variance from benchmark costs. A 10 percent change in any of these individual assumptions could result in an increase of up to $50 million or a decrease of up to $40 million in BNSF’s estimated environmental liability. BNSF also conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in, and the ability to pay for, cleanup of other PRPs.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 369 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	2005	2004	2003
Beginning balance	$385	$199	$196
Accruals	33	258	59
Payments	(48)	(72)	(56)

Ending balance at December 31,	$370	$385	$199

At December 31, 2005 and 2004, $55 million and $60 million are included in current liabilities, respectively. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2005 will be paid over the next ten years and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF sites		Superfund sites
	2005	2004	2005	2004
Number of sites at January 1,	384	402	24	22
Sites added during the period	24	34	—	5
Sites closed during the period	(39)	(52)	(4)	(3)

Number of sites at December 31,	369	384	20	24

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF believes that the $370 million recorded at December 31, 2005, is the best estimate of the Company’s future obligation for environmental costs.

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

BNSF recorded total income tax expense, including federal, state and other income taxes, of $917 million, $482 million and $454 million for the years ended December 31, 2005, 2004 and 2003, respectively. BNSF’s Consolidated Balance Sheets reflect $218 million and $308 million of net current deferred tax assets at December 31, 2005 and 2004, respectively. Also included in BNSF’s Consolidated Balance Sheets are $7,916 million and $7,820 million of net non-current deferred tax liabilities at December 31, 2005 and 2004, respectively. Classification of deferred tax assets and liabilities as current or non-current is determined by the financial statement classification of the asset or liability to which the temporary difference is related. If a temporary difference is not related to an asset or liability for financial reporting, it is classified according to the expected reversal date of the temporary difference.

Valuation allowances are established to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. BNSF has not recorded a valuation allowance, as it believes that the deferred tax assets will be fully realized in the future.

All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation are closed through 1994 and the business combination date of September 22, 1995, respectively. Internal Revenue Service examination of the years 1995 through 1999 for BNSF is completed, and the unagreed issues are pending before Internal Revenue Service (IRS) Appeals. BNSF is currently under examination for years 2000 through 2002. In addition, BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Due to the capital-intensive nature of BNSF’s business, a significant portion of the audit issues with the IRS and other taxing authorities relate to whether expenditures are classified as maintenance or capital and whether certain asset valuations are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2005.

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

The Company has not significantly changed its methodology for calculating income tax expense for the years presented, and there are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or assumptions described above.

PENSIONS AND OTHER POST-EMPLOYMENT BENEFITS

BNSF sponsors a funded, noncontributory qualified BNSF Retirement Plan, which covers substantially all non-union employees, and an unfunded BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under these pension plans are based on years of credited service and the highest consecutive sixty months of compensation for the last ten years of salaried employment with BNSF. BNSF’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes with respect to the funded plan.

Certain salaried employees of BNSF that have met age and years of service requirements are eligible for life insurance coverage and medical benefits, including prescription drug coverage, during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The basic life insurance plan is noncontributory and covers retirees only. Optional life insurance coverage is available for some retirees; however, the retiree is responsible for the full cost. BNSF’s policy is to fund benefits payable under the medical and life insurance plans as they come due. Generally, employees beginning salaried employment with BNSF subsequent to September 22, 1995, are not eligible for medical benefits during retirement.

The amounts recorded in the Consolidated Statements of Income for pensions and other post-employment benefits (OPEB) were as follows (in millions):

Year Ended December 31,	2006 Estimate	2005	2004	2003
Net pension cost (benefit)	$68	$38	$15	$(3)
Net other post-employment benefits cost	$14	$11	$24	$32

The increased pension cost in 2004, 2005, and 2006 is primarily the result of recognition of previously unrecognized losses as well as a decrease in both the expected long-term rate of return on plan assets and discount rate assumptions. Other post-employment benefits costs are expected to increase in 2006 due primarily to a decrease in the discount rate and an increase in the assumed cost of future health care benefits.

At December 31, 2005, BNSF had unrecognized net losses of $524 million and $61 million related to the pension and health and welfare benefits plans, respectively. These net losses are comprised of gains and losses from changes in discount rates, actuarial assumptions, and census data as well as market gains and losses. The Company will recognize the portion of these net losses that exceeds 10 percent of the benefit obligation as a component of compensation and benefits expense. The table below outlines the net losses expected to be recognized over the next 15 years.

	Deferred Losses to be Recognized (in millions)
Fiscal Year	Pension	Health and Welfare Benefits
2006	$46	$3
2007	40	3
2008	30	4
2009	23	4
2010	18	4
Thereafter	161	16

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

From time to time, the Company will change pension and OPEB assumptions to better approximate current conditions and expected future experience. Significant assumptions for the past three years are as follows:

	Pension Benefits			Health and Welfare Benefits
Assumptions used to determine net (benefit) cost for fiscal years ended December 31,	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.50%	—	—	—
Assumed health care cost trend rate	—	—	—	10.00%	11.00%	11.00%
Rate of compensation increase [b]	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%

	Pension Benefits		Health and Welfare Benefits
Assumptions used to determine benefit obligations at September 30 [a],	2005	2004	2005	2004
Discount rate	5.25%	5.75%	5.25%	5.75%
Assumed health care cost trend rate	—	—	10.50%	10.00%
Rate of compensation increase [b]	3.90%	3.90%	3.90%	3.90%

a	The Company’s pension and OPEB plans use a measurement date of September 30.
b	Determined based on historical experience

The discount rate is a key assumption used in the estimates of both the pension and OPEB expense and liability. BNSF determined the discount rate by adjusting the Moody’s Aa Corporate bond yield to reflect the difference between the duration of the future estimated cash flows of the Company’s pension and health and welfare plans and the duration of the Moody’s Aa index. The expected return on plan assets, which reflects the expected long-term rates of return on those assets, is also a key assumption. Finally, the health care cost trend rates are also considered a significant assumption and only impact the OPEB-related estimates.

The discount rate used for the 2006 calculation of net benefit cost was lowered to 5.25 percent to reflect current market conditions. The expected rate of return on plan assets remained consistent from 2005 to 2006, and the Company does not expect any significant changes to the current investment allocation of assets. However, unforeseen changes in the investment markets or other external factors could prompt changes in these estimates in future years.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and rate of return on plan assets:

Sensitivity Analysis

Change in Net Benefit Cost
Hypothetical discount rate change	Pension	OPEB
50 basis point decrease	$6 million increase	$2 million increase
50 basis point increase	$6 million decrease	$2 million decrease

Hypothetical rate of return on plan assets change	Pension
50 basis point decrease	$6 million increase
50 basis point increase	$6 million decrease

The Company contributed $40 million to the BNSF Retirement Plan in December 2005. The Company is not required to make any contributions to this plan in 2006. The Company determines this required funding by amortizing asset gains and losses over a period of five years. Additionally, the Company expects to make benefit payments in 2006 of approximately $21 million and $7 million to its OPEB plan and the BNSF Supplemental Retirement Plan, respectively. If the Company was required to fully fund the unfunded portion of its projected benefit obligation, which was $511 million at December 31, 2005 for the pension plans and $295 million for the health and welfare plan, the Company’s management believes that it would have sufficient liquidity, and it could fund the balance without a significant impact to the Company’s financial position.

Further information on pensions and other post-employment benefits is incorporated by reference from Note 13 of the Consolidated Financial Statements.

DEPRECIATION

Due to the capital-intensive nature of the railroad industry, depreciation expense is a significant component of the Company’s operating expense. The Company recorded depreciation and amortization expenses of $1,075 million, $1,012 million and $910 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the Company had property and equipment, net balances of $26,551 million and $25,814 million, which include $7,210 million and $6,518 million, respectively, of accumulated depreciation.

The Company uses the group method of depreciation under which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. The Company conducts studies of depreciation rates and the required accumulated depreciation balance as required by the Federal Surface Transportation Board (STB), which is generally every three years for equipment property and every six years for track structure and other roadway property. The Company uses external consultants to assist management with these studies. The consultants rely on statistical analysis, historical retirement data, industry knowledge and discussions with management to assess the impact of new technologies and maintenance practices. Changes in the estimated service lives of the assets and their related depreciation rates are implemented prospectively, and the difference between the calculated accumulated depreciation and the amount recorded is amortized over the average remaining service lives of the assets.

A study conducted in 2004 resulted in the Company adopting new depreciation rates for track structure that resulted in a net decrease in 2004 depreciation expense of $5 million and approximately $16 million on an ongoing annual basis, as calculated using the asset base at the time of the rate change. A study conducted in 2003 resulted in the Company adopting new depreciation rates for locomotives, other assets, as well as hardware and software that resulted in a net decrease in annual depreciation expense of $9 million.

ACCOUNTING PRONOUNCEMENTS

See Note 16 of the Consolidated Financial Statements for information about recent accounting pronouncements.

FORWARD-LOOKING INFORMATION

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. Important factors that could cause actual performance or results to differ materially include, but are not limited to the following:

• Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, adverse economic conditions in BNSF’s supplier base, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices and other key materials and disruptions in supply chains for these materials, changes in the securities and capital markets, and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment;

• Legal and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication, increased economic regulation of the rail industry, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational disease, the release of hazardous materials, environmental contamination and damage to property, and rates or service; and

• Operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, congestion on other railroads, disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

December 31,	2005	2004
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$531	$338
Interest rate hedge benefit	17	36

Total hedge benefit	548	374
Tax effect	(209)	(144)

Hedge benefit, net of tax	$339	$230

The Company’s fuel hedge benefit is due to increases in fuel prices subsequent to the initiation of various hedges. The interest rate hedge benefit is the result of the conversion of fixed-rate long-term debt to floating-rate debt coupled with lower interest rates. The information presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Notes 3 and 9 of the Consolidated Financial Statements describes significant aspects of BNSF’s financial instrument activities, which have a material market risk. Additionally, the Company uses fuel surcharges to mitigate the risk of fuel price volatility.

COMMODITY PRICE SENSITIVITY

BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of December 31, 2005, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI), which is defined as the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI, and HO.

At December 31, 2005, BNSF had recorded in the Consolidated Balance Sheet a fuel hedging asset of $336 million for fuel hedges covering 2006 and 2007.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve- month period ending December 31, 2006 and the balance sheet impact from the hypothetical price changes, both based on hedge position at December 31, 2005:

Sensitivity Analysis
Hedged commodity price change	Fuel hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel hedge fair value
10 percent increase	$61 million increase	$70 million increase
10 percent decrease	$61 million decrease	$64 million decrease

Based on fuel consumption during the twelve-month period ending December 31, 2005 of 1,402 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a ten percent increase or decrease in the commodity price per gallon would result in an approximate $231 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis.

At December 31, 2005, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 3 of the Consolidated Financial Statements.

INTEREST RATE SENSITIVITY

From time to time, BNSF enters into various interest rate hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. These interest rate hedges are accounted for either as cash flow or fair value hedges. BNSF’s measurement of the fair value of these hedges is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

At December 31, 2005, the fair value of BNSF’s debt, excluding capital leases, was $7,195 million, and the interest rate hedging asset was less than $1 million for fair value hedges and $8 million for cash flow hedges.

The following table is an estimate of the impact to earnings and the fair value of the total debt and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2006 based on debt levels and outstanding hedges as of December 31, 2005:

Sensitivity Analysis
Hypothetical change in interest rates	Floating rate debt - Annual pre-tax earnings impact	Change in fair value
		Total debt	Interest rate hedges
1 percent decrease	$13 million increase	$645 million increase	$18 million decrease
1 percent increase	$13 million decrease	$541 million decrease	$16 million increase

Further information on interest rate hedges is incorporated by reference from Note 3 of the Consolidated Financial Statements. Information on the Company’s debt, which may be sensitive to interest rate fluctuations, is incorporated by reference from Note 9 of the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of BNSF and subsidiary companies, together with the report of the Company’s independent registered public accounting firm, are included as part of this filing.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears on the following pages.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Burlington Northern Santa Fe Corporation

We have completed integrated audits of Burlington Northern Santa Fe Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Burlington Northern Santa Fe Corporation and its subsidiaries (the Company) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed the manner in which it accounts for asset retirement costs.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

February 13, 2006

Burlington Northern Santa Fe Corporation and Subsidiaries

Consolidated Statements of Income

Dollars in millions, except per share data

Year Ended December 31,	2005	2004	2003
Revenues	$12,987	$10,946	$9,413

Operating expenses:
Compensation and benefits	3,515	3,322	2,963
Fuel	1,959	1,335	1,093
Purchased services	1,714	1,424	1,252
Depreciation and amortization	1,075	1,012	910
Equipment rents	886	790	705
Materials and other	916	1,377	825

Total operating expenses	10,065	9,260	7,748

Operating income	2,922	1,686	1,665
Interest expense	437	409	420
Other expense, net	37	4	14

Income before income taxes and cumulative effect of accounting change	2,448	1,273	1,231
Income tax expense	917	482	454

Income before cumulative effect of accounting change	1,531	791	777
Cumulative effect of accounting change, net of tax	—	—	39

Net income	$1,531	$791	$816

Earnings per share:
Basic earnings per share (before cumulative effect of accounting change)	$4.12	$2.14	$2.10
Basic earnings per share (after cumulative effect of accounting change)	$4.12	$2.14	$2.21
Diluted earnings per share (before cumulative effect of accounting change)	$4.01	$2.10	$2.09
Diluted earnings per share (after cumulative effect of accounting change)	$4.01	$2.10	$2.19

Average shares (in millions):
Basic	371.8	370.0	369.1
Dilutive effect of stock awards	10.0	6.6	3.2

Diluted	381.8	376.6	372.3

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Dollars in millions, shares in thousands

December 31,	2005	2004
Assets
Current assets:
Cash and cash equivalents	$75	$322
Accounts receivable, net	678	181
Materials and supplies	396	339
Current portion of deferred income taxes	218	308
Current portion of fuel-hedging asset	303	264
Other current assets	210	201

Total current assets	1,880	1,615

Property and equipment, net	26,551	25,814
Other assets	1,873	1,496

Total assets	$30,304	$28,925

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,773	$2,251
Long-term debt due within one year	456	465

Total current liabilities	3,229	2,716

Long-term debt and commercial paper	6,698	6,051
Deferred income taxes	7,916	7,820
Casualty and environmental liabilities	878	941
Minimum pension liability	417	353
Employee separation costs	107	124
Other liabilities	1,551	1,609

Total liabilities	20,796	19,614

Commitments and contingencies (see Notes 3, 9 and 10)
Stockholders’ equity:
Common stock, $0.01 par value 600,000 shares authorized; 527,289 shares and 517,275 shares issued, respectively	5	5
Additional paid-in-capital	6,702	6,299
Retained earnings	8,045	6,792
Treasury stock, at cost, 155,718 shares and 140,463 shares, respectively	(4,569)	(3,741)
Prepaid forward repurchase of treasury stock	(600)	—
Unearned compensation	(22)	(43)
Accumulated other comprehensive income (loss)	(53)	(1)

Total stockholders’ equity	9,508	9,311

Total liabilities and stockholders’ equity	$30,304	$28,925

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Dollars in millions

Year Ended December 31,	2005	2004	2003
Operating activities
Net income	$1,531	$791	$816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,075	1,012	910
Deferred income taxes	217	237	460
Employee separation costs paid	(30)	(33)	(43)
Cumulative effect of accounting change, net of tax	—	—	(39)
Long-term casualty and environmental liabilities, net	(71)	477	20
Other, net	(54)	(84)	28
Changes in current assets and liabilities:
Accounts receivable, net	(138)	(65)	(27)
Change in accounts receivable sales program	(350)	25	31
Materials and supplies	(57)	(73)	(39)
Other current assets	(5)	(144)	5
Accounts payable and other current liabilities	491	234	163

Net cash provided by operating activities	2,609	2,377	2,285

Investing activities

Capital expenditures	(1,750)	(1,527)	(1,726)
Other, net	(273)	(68)	(80)

Net cash used for investing activities	(2,023)	(1,595)	(1,806)

Financing activities
Net increase (decrease) in commercial paper and bank borrowings	563	(242)	(77)
Proceeds from issuance of long-term debt	500	250	265
Payments on long-term debt	(464)	(300)	(339)
Dividends paid	(267)	(231)	(191)
Proceeds from stock options exercised	244	420	68
Purchase of BNSF common stock	(799)	(376)	(217)
Prepaid forward repurchase of treasury stock	(600)	—	—
Other, net	(10)	1	2

Net cash used for financing activities	(833)	(478)	(489)

Increase (decrease) in cash and cash equivalents	(247)	304	(10)
Cash and cash equivalents:
Beginning of year	322	18	28

End of year	$75	$322	$18

Supplemental cash flow information
Interest paid, net of amounts capitalized	$427	$476	$458
Income taxes paid, net of refunds	$545	$159	$26
Non-cash asset financing	$68	$104	$24

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Shares in thousands, dollars in millions, except per share data

	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Prepaid Forward Repurchase of Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2002	496,683	(120,905)	$5,669	$5,625	$(3,114)	$—	$(39)	$(209)	$7,932
Comprehensive income:
Net income			—	816	—	—	—	—	816
Minimum pension liability adjustment, net of tax expense of $3			—	—	—	—	—	6	6
Fuel/interest hedge mark-to-market, net of tax expense of $38			—	—	—	—	—	63	63

Total comprehensive income			—	816	—	—	—	69	885

Common stock dividends, $0.54 per share			—	(201)	—	—	—	—	(201)
Adjustments associated with unearned compensation, restricted stock	781	(54)	22	—	—	—	3	—	25
Exercise of stock options and related tax benefit of $7	3,221	(316)	80	—	(9)	—	—	—	71
Purchase of BNSF common stock	—	(7,950)	—	—	(217)	—	—	—	(217)

Balance at December 31, 2003	500,685	(129,225)	5,771	6,240	(3,340)	—	(36)	(140)	8,495
Comprehensive income:
Net income			—	791	—	—	—	—	791
Minimum pension liability adjustment, net of tax expense of $3			—	—	—	—	—	3	3
Fuel/interest hedge mark-to-market, net of tax expense of $83			—	—	—	—	—	136	136

Total comprehensive income			—	791	—	—	—	139	930

Common stock dividends, $0.64 per share			—	(239)	—	—	—	—	(239)
Adjustments associated with unearned compensation, restricted stock	1,135	(49)	44	—	—	—	(7)	—	37
Exercise of stock options and related tax benefit of $53	15,455	(746)	489	—	(25)	—	—	—	464
Purchase of BNSF common stock	—	(10,443)	—	—	(376)	—	—	—	(376)

Balance at December 31, 2004	517,275	(140,463)	6,304	6,792	(3,741)	—	(43)	(1)	9,311
Comprehensive income:
Net income			—	1,531	—	—	—	—	1,531
Minimum pension liability adjustment, net of tax benefit of $25			—	—	—	—	—	(39)	(39)
Fuel/interest hedge mark-to-market, net of tax benefit of $8			—	—	—	—	—	(13)	(13)
Other			—	—	—	—	—	—	—

Total comprehensive income			—	1,531	—	—	—	(52)	1,479

Common stock dividends, $0.74 per share			—	(278)	—	—	—	—	(278)
Adjustments associated with unearned compensation, restricted stock	665	(140)	36	—	—	—	21	—	57
Exercise of stock options and related tax benefit of $94	9,349	(540)	367	—	(29)	—	—	—	338
Purchase of BNSF common stock	—	(14,575)	—	—	(799)	—	—	—	(799)
Prepaid forward repurchase of treasury stock	—	—	—	—	—	(600)	—	—	(600)

Balance at December 31, 2005	527,289	(155,718)	$6,707	$8,045	$(4,569)	$(600)	$(22)	$(53)	$9,508

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe Corporation (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF’s principal, wholly-owned subsidiary is BNSF Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America with approximately 32,000 route miles covering 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including Consumer Products, Industrial Products, Coal and Agricultural Products. These consolidated financial statements include BNSF, BNSF Railway, other majority-owned subsidiaries, and a variable interest entity for which BNSF is the primary beneficiary (see Note 2 of the Consolidated Financial Statements below), all of which are separate legal entities (collectively, the Company).

2. Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of BNSF, including its principal subsidiary BNSF Railway. All significant intercompany accounts and transactions have been eliminated.

IMPLEMENTATION OF FIN 46R

In 2001, BNSF Railway entered into the San Jacinto Rail Limited Partnership (the Partnership) with subsidiaries of three chemical manufacturing companies. The original purpose of this Partnership was to construct and BNSF to operate a 13-mile rail line to service these and other chemical and plastics manufacturing facilities in the Houston, Texas area. BNSF Railway owns a 48-percent limited partnership interest and a one-percent general partnership interest in the Partnership and acts as the general partner and operator of this facility.

The Company determined that the Partnership, a previously unconsolidated subsidiary, was required to be consolidated pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, on March 31, 2004, as the Partnership qualifies as a variable interest entity and the Company is the primary beneficiary. This consolidation had a minimal impact to the Consolidated Statements of Income due to the fact that the Company accounted for this investment prior to the adoption of FIN 46R under the equity method of accounting and the Partnership’s losses to date have been minimal. The consolidation of the Partnership in 2004 resulted in an increase in assets of $54 million, which includes $26 million in cash and $23 million in land and related development costs, an increase in liabilities of $55 million, including $50 million of short-term debt, and a decrease in equity of $1 million (see Note 7 of the Consolidated Financial Statements for additional information regarding the Partnership).

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

The following table illustrates the effect on net income and earnings per share if the Company had applied SFAS No. 143, Accounting for Asset Retirement Obligations prior to its adoption by the Company in 2004 (in millions, except per share data):

Year ended December 31,	2005	2004	2003
Net income as reported	$1,531	$791	$816
Pro forma net income	$1,531	$791	$777

Earnings per share
Basic – as reported	$4.12	$2.14	$2.21

Basic – pro forma	$4.12	$2.14	$2.10

Diluted – as reported	$4.01	$2.10	$2.19

Diluted – pro forma	$4.01	$2.10	$2.09

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions are periodically reviewed by management. Actual results could differ from those estimates.

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

PROPERTY AND EQUIPMENT, NET

Property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The Company uses the group method of depreciation in which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. Upon normal sale or retirement of certain depreciable railroad property, cost less net salvage value is charged to accumulated depreciation, and no gain or loss is recognized. The disposals of land and non-rail property as well as significant premature retirements are recorded as gains or losses at the time of their occurrence.

The Company self-constructs portions of its track structure and rebuilds certain classes of rolling stock. In addition to direct labor and material, certain indirect costs are capitalized. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. Property and equipment are stated at cost.

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

STOCK-BASED COMPENSATION

At December 31, 2005, the Company had stock-based employee compensation plans. The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock plans. In accordance with APB Opinion 25, the Company records the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense has been recognized for its fixed stock options as the exercise price equals the stock price on the date of grant. Stock-based compensation expense related to restricted stock and restricted stock units has been recognized as compensation expense.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except per share data):

Year Ended December 31,	2005	2004	2003
Net income, as reported	$1,531	$791	$816

Stock-based employee compensation expense included in reported net income, net of related tax effects	23	19	11

Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(42)	(41)	(36)

Pro forma net income	$1,512	$769	$791

Earnings per share:
Basic – as reported	$4.12	$2.14	$2.21

Basic – pro forma	$4.07	$2.08	$2.14

Diluted – as reported	$4.01	$2.10	$2.19

Diluted – pro forma	$3.96	$2.04	$2.13

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,	2005	2004	2003
Weighted average expected life (years)	4.5	3.9	4.0
Weighted average expected volatility	24.0%	26.1%	35.0%
Weighted average dividend per share	$0.69	$0.61	$0.49
Weighted average risk free interest rate	3.75%	3.45%	2.17%
Weighted average fair value of options granted per share	$11.33	$7.03	$7.20

See Note 16 of the Consolidated Financial Statements for additional information regarding developments related to SFAS No. 123 and SFAS No. 123R, Share-Based Payment.

PENSION AND OTHER POST-EMPLOYMENT BENEFITS

BNSF uses a third party actuary to assist the Company in estimating liabilities and expenses for pensions and other post-employment benefits (OPEB). Estimated amounts are based on historical information, current information and estimates regarding future events and circumstances. Significant assumptions used in the valuation of pension and/or OPEB liabilities include the expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate.

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

FUEL

Fuel costs represented 19 percent of total operating expenses during 2005 and 14 percent of total operating expenses during 2004 and 2003. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during 2005 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $14 million of additional fuel expense on an annual basis.

TOTAL FUEL-HEDGING ACTIVITIES

As of December 31, 2005, BNSF’s total fuel hedging activities covered approximately 26 percent and 3 percent of estimated fuel purchases for 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

Year Ended December 31,	2005	2004	2003
Hedge benefit	$535	$337	$65
Ineffective portion of unexpired hedges	(4)	1	3
Tax effect	(203)	(130)	(26)

Hedge benefit, net of tax	$328	$208	$42

The amounts recorded in the Consolidated Balance Sheets for fuel hedge transactions were as follows (in millions):

December 31,	2005	2004
Short-term fuel-hedging asset	$303	$264
Long-term fuel-hedging asset	33	105
Ineffective portion of unexpired hedges	—	(4)
Tax effect	(129)	(140)

Amount included in AOCI, net of tax	$207	$225

Settled fuel-hedging contracts receivable	$143	$131

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 HEATING OIL HEDGES

As of December 31, 2005, BNSF had entered into fuel swap and costless collar agreements utilizing New York Mercantile Exchange (NYMEX) #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. Over the twelve months ended December 31, 2005, the sum of all such costs averaged approximately 16 cents per gallon.

During 2005, the Company converted approximately 19 million gallons of 2006 West Texas Intermediate (WTI) collars into HO swaps at an average price of $1.08 per gallon. The following table provides fuel hedge data based upon the quarter being hedged for all HO fuel hedges outstanding at December 31, 2005.

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	18.90	—	—	—	18.90
Average swap price (per gallon)	1.08	—	—	—	1.08
Fair value (in millions)	$13	$—	$—	$—	$13

HO Collars
Gallons hedged (in millions)	15.75	22.05	28.35	31.50	97.65
Average cap price (per gallon)	$0.97	$0.92	$0.91	$0.94	$0.93
Average floor price (per gallon)	$0.90	$0.84	$0.84	$0.87	$0.86
Fair value (in millions)	$12	$18	$24	$28	$82

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	31.50	—	—	—	31.50
Average cap price (per gallon)	$0.93	$—	$—	$—	$0.93
Average floor price (per gallon)	$0.86	$—	$—	$—	$0.86
Fair value (in millions)	$28	$—	$—	$—	$28

WTI CRUDE OIL HEDGES

In addition, BNSF enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended December 31, 2005, the sum of all such costs averaged approximately 45 cents per gallon.

No additional WTI hedges were entered into during 2005. However, the Company converted approximately 19 million gallons of WTI collars into HO swaps as stated in the NYMEX #2 Heating Oil Hedges section. The following tables provide fuel hedge data based upon the quarter being hedged for all WTI fuel hedges outstanding at December 31, 2005.

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per barrel)	$24.43	$25.16	$25.69	$—	$24.83
Fair value (in millions)	$50	$25	$14	$—	$89

WTI Collars
Barrels hedged (in thousands)	1,050	1,500	825	525	3,900
Equivalent gallons hedged (in millions)	44.10	63.00	34.65	22.05	163.80
Average cap price (per barrel)	$29.23	$30.20	$30.81	$31.93	$30.30
Average floor price (per barrel)	$24.73	$25.79	$26.32	$27.42	$25.84
Fair value (in millions)	$34	$47	$26	$16	$123

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$33.00	$—	$—	$—	$33.00
Average floor price (per barrel)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$5	$—	$—	$—	$5

NYMEX #2 HEATING OIL REFINING SPREAD HEDGES

During 2005, the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 57 million gallons of fuel with an average swap price $15.69 per barrel. HO-WTI is the difference in price between HO and WTI; therefore, a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The following table provides fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of December 31, 2005.

2006	Quarter Ending March 31,
HO-WTI Swaps
Barrels hedged (in thousands)	1,350
Equivalent gallons hedged (in millions)	56.70
Average swap price (per barrel)	$15.69
Fair value (in millions)	$(4)

SUMMARIZED COMPARATIVE PRIOR YEAR INFORMATION

The following table provides summarized comparative information for hedge transactions as of December 31, 2004.

Year ending,	December 31,
	2005	2006	2007
HO Swaps
Gallons hedged (in millions)	69.30	—	—
Average swap price (per gallon)	$0.93	$—	$—
Fair value (in millions)	$15	$—	$—

HO Collars
Gallons hedged (in millions)	40.95	97.65	31.50
Average cap price (per gallon)	$0.97	$0.93	$0.93
Average floor price (per gallon)	$0.89	$0.86	$0.86
Fair value (in millions)	$8	$17	$6

WTI Swaps
Barrels hedged (in thousands)	3,750	2,400	—
Equivalent gallons hedged (in millions)	157.50	100.80	—
Average swap price (per barrel)	$24.52	$24.83	$—
Fair value (in millions)	$66	$36	$—

WTI Collars
Barrels hedged (in thousands)	10,950	4,350	150
Equivalent gallons hedged (in millions)	459.90	182.70	6.30
Average cap price (per barrel)	$26.69	$30.47	$33.00
Average floor price (per barrel)	$22.11	$26.04	$29.00
Fair value (in millions)	$175	$45	$1

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

TOTAL INTEREST RATE HEDGING PROGRAM

All interest rate derivative transactions outstanding are reflected in the following table:

	December 31, 2005
	Maturity Date							Fair Value
	2006	2007	2008	2009	2010	Thereafter	Total
Fair value hedges
Fixed to variable swaps (in millions)	$—	$300	$—	$200	$250	$—	$750	$—
Average fixed rate	—	7.88%	—	6.13%	7.13%	—	7.16%
Average floating rate	—	6.75%	—	4.97%	7.36%	—	6.48%

Cash flow hedges
Forward-starting swaps (in millions)	$250	$—	$—	$—	$—	$—	$250	$8
Average swap rate	4.87%	—	—	—	—	—	4.87%

BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

SUMMARIZED COMPARATIVE PRIOR YEAR INFORMATION

	December 31, 2004
	Maturity Date							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total
Fair value hedges
Fixed to variable swaps (in millions)	$300	$—	$300	$—	$200	$250	$1,050	$35
Average fixed rate	6.38%	$—	7.88%	$—	6.13%	7.13%	6.93%
Average floating rate	3.95%	$—	4.67%	$—	2.97%	5.36%	4.31%

FAIR VALUE INTEREST RATE HEDGES

The Company enters into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of December 31, 2005 and 2004, BNSF had ten and thirteen separate swaps outstanding, respectively, with an aggregate notional amount of $750 million and $1,050 million, respectively, in which it pays an average floating rate, which fluctuates quarterly, based on London Interbank Offered Rate (LIBOR). The average floating rate to be paid by BNSF as of December 31, 2005, was 6.48 percent, and the average fixed rate BNSF is to receive is 7.16 percent. These swaps will expire between 2007 and 2010.

The amounts recorded in the Consolidated Statements of Income, as a reduction of interest expense, for interest rate fair value hedge transactions are as follows (in millions):

December 31,	2005	2004	2003
Hedge benefit	$17	$36	$35
Tax effect	(6)	(14)	(13)

Hedge benefit, net of tax	$11	$22	$22

The amounts recorded on the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, with a corresponding increase to debt or accrued interest, are as follows (in millions):

December 31,	2005	2004
Short-term interest rate hedging asset	$1	$10
Long-term interest rate hedging asset	$(1)	$25

CASH FLOW INTEREST RATE HEDGES

In anticipation of a future debt issuance, the Company entered into five forward starting interest rate swaps in July and August 2005 having an aggregate notional amount of $250 million to fix a portion of the rate for a future 30-year unsecured debt issuance. The forward starting swaps have an average swap rate of 4.87 percent, which includes an average forward treasury rate of 4.41 percent and a swap spread of 0.46 percent. The forward starting date of the swaps is October 16, 2006, but the Company may terminate the swaps at any time prior to that date. The swaps must be terminated on or prior to February 28, 2007. The resulting locked-in rate on the debt to be issued (excluding the credit spread and issuance fees) will be 4.87 percent minus the swap spread received by BNSF on the termination date. Any gain or loss on these hedges will be amortized to interest expense over the life of the issued debt. These transactions are accounted for as cash flow hedges.

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of unexpired hedges, are as follows (in millions):

December 31,	2005	2004
Interest rate hedging asset	$8	$—
Tax effect	(3)	—

Interest rate hedging asset in AOCI, net of tax	$5	$—

4. Other Expense, Net

Other expense, net includes the following (in millions):

Year Ended December 31,	2005	2004	2003
Accounts receivable sale fees	$15	$10	$9
Loss from participation in synthetic fuel partnership	14	3	—
Miscellaneous, net	8	(9)	5

Total	$37	$4	$14

The increase in other expense, net was predominantly due to higher accounts receivable sales fees driven primarily by higher interest rates, losses on BNSF’s participation in a synthetic fuel partnership and the receipt of interest income on a settlement that occurred in 2004.

During the fourth quarter of 2004, BNSF indirectly purchased a 4.17 percent ownership of a synthetic fuel partnership through a 50 percent interest in a limited liability company with an unrelated entity. The synthetic fuel partnership generates Section 29 synthetic fuel tax credits, which reduce the Company’s effective tax rate (see Note 5 of the Consolidated Financial Statements for additional information). In 2005 and 2004, BNSF received a tax benefit from its participation in the partnership of approximately $16.2 and $3.5 million, respectively, related to the fuel tax credits and the deduction of partnership operating losses. In 2005 and 2004, the Company recorded approximately $14 million and $3 million, respectively, of other expense, net related to the Company’s share of the partnership’s losses under the equity method of accounting. The partnership does not qualify for consolidation under FIN 46R, as BNSF is not the primary beneficiary of the partnership. The Company’s maximum future exposure to loss related to the activities of the synthetic fuel partnership is based upon the actual synthetic fuel produced by the partnership and is estimated to equal $25 million. However, the Company believes that any losses will be more than offset by the synthetic fuel tax credits.

5. Income Taxes

Income tax expense (benefit) was as follows (in millions):

Year Ended December 31,	2005	2004	2003
Current:
Federal	$620	$212	$(12)
State	80	33	6

Total current	700	245	(6)

Deferred:
Federal	183	211	408
State	34	26	52

Total deferred	217	237	460

Total	$917	$482	$454

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

Year Ended December 31,	2005	2004	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.0	3.0	3.0
Tax settlement	—	—	(1.0)
Synthetic fuel credits	(0.4)	(0.2)	—
Other, net	(0.1)	0.1	(0.1)

Effective tax rate	37.5%	37.9%	36.9%

The lower effective tax rate in 2003 primarily reflects a tax settlement attributable to prior years that was settled favorably in 2003.

The components of deferred tax assets and liabilities were as follows (in millions):

December 31,	2005	2004
Deferred tax liabilities:
Depreciation and amortization	$(8,406)	$(8,222)
Hedging	(132)	(139)
Other	(221)	(210)

Total deferred tax liabilities	(8,759)	(8,571)

Deferred tax assets:
Casualty and environmental	360	387
Pension and other post-employment benefits	245	227
Compensation and benefits	125	123
Employee separation costs	49	58
Other	282	264

Total deferred tax assets	1,061	1,059

Net deferred tax liability	$(7,698)	$(7,512)

Non-current deferred income tax liability	$(7,916)	$(7,820)
Current portion of deferred income taxes	218	308

Net deferred tax liability	$(7,698)	$(7,512)

All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation, are closed through 1994 and the business combination date of September 22, 1995, respectively. Internal Revenue Service examination of the years 1995 through 1999 for BNSF is completed, and the unagreed issues are pending before Internal Revenue Service (IRS) Appeals. BNSF is currently under examination for years 2000 through 2002. In addition, BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Due to the capital-intensive nature of BNSF’s business, a significant portion of the audit issues with the IRS and other taxing authorities relate to whether expenditures are classified as maintenance or capital and whether certain asset valuations are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2005.

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

The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at December 31, 2005, which was comprised of two $350 million, 364-day accounts receivable facilities. The Company amended these facilities on October 14, 2005, modifying their expiration dates to October 2006. Outstanding undivided interests held by investors under the A/R sales program were $300 million and $650 million at December 31, 2005 and 2004, respectively. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,008 million and $864 million of receivables transferred by SFRC to the master trust at December 31, 2005 and December 31, 2004, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $708 million and $214 million at December 31, 2005 and 2004, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $300 million and $650 million at December 31, 2005 and 2004, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $13.6 billion, $11.6 billion and $9.8 billion in 2005, 2004 and 2003, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $15 million, $10 million and $9 million for the years ended December 31, 2005, 2004 and 2003, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 3.3 percent, 1.4 percent and 1.1 percent for the years ended December 31, 2005, 2004 and 2003, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At December 31, 2005 and December 31, 2004, $36 million and $47 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At December 31, 2005 and December 31, 2004, $45 million and $59 million, respectively, of such allowances had been recorded of which $42 million and $52 million, respectively, had been recorded as a reduction to accounts receivable, net. Additionally, at December 31, 2005 and December 31, 2004, approximately $3 million and $7 million, respectively, had been recorded as an allowance for bill adjustments and uncollectible accounts in accounts payable and other current liabilities because they relate to the undivided interests held by investors. During each of the years ended December 31, 2005 and 2004, $8 million of accounts receivable were written off.

The investors in the master trust have no recourse against BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At December 31, 2005, BNSF Railway is in compliance with these provisions.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the weighted average annual depreciation rates (%) were as follows:

December 31,	2005	2004	2005 Depreciation Rates
Land	$1,649	$1,554	—%
Track structure	15,631	14,427	3.4
Other roadway	10,671	10,670	2.5
Locomotives	3,412	3,492	4.9
Freight cars and other equipment	1,949	1,807	4.9
Computer hardware and software	449	382	13.4

Total cost	33,761	32,332
Less accumulated depreciation and amortization	(7,210)	(6,518)

Property and equipment, net	$26,551	$25,814

The Consolidated Balance Sheets at December 31, 2005 and 2004, included $1,000 million, net of $372 million of amortization, and $978 million, net of $332 million of amortization, respectively, for property and equipment under capital leases, primarily for locomotives.

The Company capitalized $13 million, $10 million and $9 million of interest for the years ended December 31, 2005, 2004 and 2003, respectively.

SAN JACINTO RAIL LIMITED PARTNERSHIP

As described in Note 2 of the Consolidated Financial Statements, the original purpose of the San Jacinto Rail Limited Partnership was to construct and BNSF to operate a 13-mile rail line to service several chemical and plastics manufacturing facilities in the Houston, Texas area. In the fourth quarter of 2004, BNSF reached an agreement with another carrier for an alternative means of access to the facilities by using the other railroad’s existing line. As consideration for the trackage rights and alternative access rights, BNSF agreed to compensate the other railroad, in lieu of rent, by a combination of cash and waiver of certain payment obligations of the other carrier for future payments related to prospective capital projects to be performed on jointly-operated facilities of BNSF and the other carrier. In January 2005, upon implementation of the terms of this agreement, the Company recorded an intangible asset of $92 million for the trackage rights, amortization of which is estimated to be approximately $3 million per year. In February 2005, the Surface Transportation Board announced its approval of the alternative access by means of trackage rights over the other carrier’s existing lines.

The fair market value of San Jacinto’s assets, including land, was approximately $4 million, determined based on comparable sales and existing property listing information on other properties located near the subject properties. As a result of a plan to sell these assets, the Company recorded a pre-tax impairment charge of $24 million in materials and other expense, which reduced net income by $15 million or $0.04 per share for 2004. Additionally, the short-term debt that was recorded upon consolidation was repaid during the fourth quarter of 2004.

8. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

December 31,	2005	2004
Compensation and benefits payable	$596	$545
Customer incentives	297	281
Accounts payable	278	234
Casualty and environmental liabilities	240	248
Income tax liabilities	232	79
Rents and leases	210	161
Property tax liabilities	126	134
Accrued interest	115	99
Dividends payable	75	64
Other	604	406

Total	$2,773	$2,251

9. Debt

Debt outstanding was as follows (in millions):

December 31,	2005	2004
Notes and debentures, weighted average rate of 6.7 percent, due 2006 to 2097	$5,077	$4,909
Equipment obligations, weighted average rate of 6.8 percent, due 2006 to 2016	413	476
Capitalized lease obligations, weighted average rate of 7.3 percent, due 2006 to 2023	604	632
Mortgage bonds, weighted average rate of 8.3 percent, due 2006 to 2047	384	388
Financing obligations, weighted average rate of 6.3 percent, due 2012 to 2028	153	153
Commercial paper, weighted average rate of 4.3 percent	563	—
Unamortized discount and other, net	(40)	(42)

Total	7,154	6,516
Less current portion of long-term debt	(456)	(465)

Long-term debt	$6,698	$6,051

Notes and debentures include a fair value adjustment decrease for hedges of less than $1 million and an increase of $31 million at December 31, 2005 and 2004, respectively.

Certain BNSF Railway properties and other assets are subject to liens securing $384 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and capital leases.

The following tables provide fair value information for the Company’s debt obligations including principal cash flows and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2005.

	December 31, 2005
	Maturity Date						Total including capital leases	Total excluding capital leases	Fair value excluding capital leases
	2006	2007	2008	2009	2010	Thereafter
Fixed-rate debt (in millions)	$456	$164	$161	$135	$149	$4,777	$5,842	$5,238	$5,843
Average interest rate	8.6%	7.9%	7.6%	7.4%	7.2%	6.7%	6.9%
Variable-rate debt (in millions)	$—	$301	$—	$205	$806	$—	$1,312	$1,312	$1,352
Average interest rate	—%	7.3%	—	5.2%	5.3%	—%	5.8%

BNSF has included maturities of $563 million of commercial paper in the 2010 column above.

	December 31, 2004
	Maturity Date						Total including capital leases	Total excluding capital leases	Fair value excluding capital leases
	2005	2006	2007	2008	2009	Thereafter
Fixed-rate debt (in millions)	$160	$448	$151	$150	$123	$4,404	$5,436	$4,804	$5,455
Average interest rate	7.8%	8.7%	8.0%	7.8%	7.5%	6.7%	7.0%
Variable-rate debt (in millions)	$305	$—	$311	$—	$214	$250	$1,080	$1,080	$1,173
Average interest rate	4.5%	—	6.0%	—	4.3%	7.0%	5.5%

In the two tables above, maturities in 2008 exclude $200 million of 7.29 percent debentures which mature in 2036 but are redeemable in 2008 at the option of the debt holders.

The fair value of BNSF’s long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities. Capital leases have been excluded from the calculation of fair value for both 2004 and 2005. The carrying amount of commercial paper and bank debt approximates fair value because of the short maturity of these instruments.

NOTES AND DEBENTURES

2005

In December 2005, BNSF issued $500 million of 6.613 percent junior subordinated notes due December 31, 2055. The junior subordinated notes are callable on or after January 15, 2026, at par plus accrued and unpaid interest. On January 15, 2026, if the junior subordinated notes are not called, the interest rate will change to an annual rate equal to the 3-month LIBOR rate plus 2.35%, reset quarterly. Interest payments may be deferred, at the option of the Company, on a cumulative basis for a period of up to five consecutive years; however, during this time the Company will not be permitted to declare or pay dividends on its common stock. In the event that certain financial covenants are not maintained, the Company will be required to sell common stock, the proceeds of which will be used to pay any accrued and unpaid interest. At December 31, 2005, the Company was in compliance with these covenants. Because of this structure, certain rating agencies provide a considerable degree of equity treatment for purposes of calculating various ratios and metrics. The majority of the net proceeds of the debt issuance are being used to repurchase common stock, with the remainder used for general corporate purposes.

Pursuant to existing Board authority, BNSF can issue up to an additional $1 billion of debt securities. The Company expects that it will file shelf registration statements for this additional $1 billion when it is ready to issue the debt.

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

COMMERCIAL PAPER

BNSF issues commercial paper from time to time that is supported by a bank revolving credit agreement. At December 31, 2005, there were no bank borrowings against the revolving credit agreement. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under this agreement. In June 2005, the Company let its $700 million 364-day facility expire. The Company amended its multi-year facility to increase the facility size to $1.2 billion and to extend the expiration date to June 2010. Annual facility fees are currently 0.100 percent for the long-term facility. This rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The Company classifies commercial paper as long-term to the extent of its borrowing capacity under the facility. BNSF must maintain compliance with certain financial covenants under its revolving credit agreement. At December 31, 2005, the Company was in compliance with these covenants.

Commercial paper outstanding of $891 million as of December 31, 2005, includes $328 million issued to a consolidated subsidiary of BNSF and is eliminated upon consolidation. The maturity value of commercial paper as of December 31, 2005, of $891 million, reduces the total capacity available under the revolving credit agreements to approximately $309 million.

GUARANTEES

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2005 are as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount [a]	Remaining Term (in years)	Capitalized Obligations [b]
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$62	$96	$96	13	$34
Westside Intermodal Transportation Corporation	0.0%	$43	$69	$—	18	$36
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$21	$—	18	$11
Various lessors (Residual value guarantees)	0.0%	N/A	$298	$298	Various	$68[c]
All other	0.0%	$8	$9	$4	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
c	Reflects the FIN 45 asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheet.

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

RESIDUAL VALUE GUARANTEES (RVG)

In the normal course of business, the Company enters into leases in which it guarantees the residual value of certain leased equipment. Some of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If the Company elects not to exercise these options, it may be required to pay the lessor an amount not exceeding the RVG. The amount of any payment is contingent upon the actual residual value of the leased equipment. Some of these leases also require the lessor to pay the Company any surplus in the actual residual value of the leased equipment over the RVG. These guarantees will expire between 2006 and 2011.

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of December 31, 2005, the Company has recorded a $68 million asset and corresponding liability for the fair value of the RVGs.

ALL OTHER

As of December 31, 2005, BNSF Railway guarantees $8 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $4 million of the $8 million of guarantees. These guarantees expire between 2006 and 2014.

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

10. Commitments and Contingencies

LEASE COMMITMENTS

BNSF has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2005 are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases [a]
2006	$145	$461
2007	135	536
2008	123	495
2009	95	461
2010	61	436
Thereafter	161	3,754

Total	720	$6,143

Less amount representing interest	(116)

Present value of minimum lease payments	$604

a	Excludes leases having non-cancelable lease terms of less than one year and per diem leases.

Lease rental expense for all operating leases was $565 million, $496 million and $462 million for the years ended December 31, 2005, 2004 and 2003, respectively. Contingent rentals and sublease rentals were not significant.

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

PERSONAL INJURY AND ENVIRONMENTAL COSTS

CHARGE FOR ASBESTOS AND ENVIRONMENTAL COSTS

During 2004, BNSF recorded a $465 million pre-tax charge to reflect changes in its estimate of unasserted asbestos liabilities and environmental liabilities. Of this amount, $293 million and $172 million were related to unasserted asbestos and environmental liabilities, respectively. The $465 million pre-tax charge was recorded in materials and other expense and reduced net income by $288 million, or $0.77 per share during 2004.

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

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	2005	2004	2003
Beginning balance	$345	$60	$55
Accruals	—	308	25
Payments	(19)	(23)	(20)

Ending balance at December 31,	$326	$345	$60

Of the obligations at December 31, 2005, $266 million is related to unasserted claims and $60 million is related to asserted claims. At December 31, 2005 and 2004, $21 and $18 million are included in current liabilities, respectively. The recorded liability is not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	2005	2004
Claims unresolved at January 1,	1,926	1,985
Claims filed	835	712
Claims settled, dismissed or otherwise resolved	(640)	(771)

Claims unresolved at December 31,	2,121	1,926

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $225 million to $425 million. However, BNSF believes that the $326 million recorded at December 31, 2005, is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

OTHER PERSONAL INJURY

BNSF uses a third party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency, and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FIN 14, is immaterial for these other occupational trauma claims.

BNSF obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	2005	2004	2003
Beginning balance	$459	$453	$441
Accruals	181	194	190
Payments	(218)	(188)	(178)

Ending balance at December 31,	$422	$459	$453

At December 31, 2005 and 2004, $164 million and $170 million are included in current liabilities, respectively. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	2005	2004
Claims unresolved at January 1,	4,116	4,393
Claims filed	3,758	3,632
Claims settled, dismissed or otherwise resolved	(4,257)	(3,909)

Claims unresolved at December 31,	3,617	4,116

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $525 million. However, BNSF believes that the $422 million recorded at December 31, 2005, is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF INSURANCE COMPANY

The Company has a consolidated, wholly owned subsidiary, Burlington Northern Santa Fe Insurance Company LTD. (BNSF IC) that provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. Beginning in 2004, BNSF IC entered into annual reinsurance pooling agreements with several other companies. The pooling agreements insure workers compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure to the pool and assumes a proportionate share of the entire pool’s risk. Each year BNSF IC reviews the objectives and performance of the pool to determine its continued participation in the pool. At December 31, 2005, BNSF IC had invested in commercial paper issued by BNSF and third party time deposits and money market accounts.

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

Liabilities for environmental cleanup costs are recorded when BNSF’s liability for environmental cleanup is both probable and reasonably estimable. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Environmental costs include initial site surveys and environmental studies as well as costs for remediation of sites determined to be contaminated.

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments, the Company performed an assessment in 2004 to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third party actuary had proprietary data that included information from the Environmental Protection Agency (EPA) and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because of its determination that a better estimate of future development could be made with this data, BNSF engaged this third party actuary, which has an extensive background in performing various studies for large companies, including environmental matters, to assist BNSF in determining the Company’s potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities.

Consequently, during the third quarter of 2004, BNSF recorded an undiscounted $172 million pre-tax charge related to its change in estimated environmental liabilities on a site by site basis. The $172 million pre-tax charge was recorded in materials and other expense and reduced net income by $106 million, or $0.28 per share, for 2004. The charge did not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites. BNSF continues to estimate third party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third party claims as of December 31, 2005 is approximately $24 million.

During the third quarter of 2005, the Company obtained an update of this study. Based on the results of the study, management recorded additional expense of approximately $12 million. The Company plans to update the study in the third quarter of 2006. On a quarterly basis, BNSF monitors actual experience against the forecasted remediation and related payments made on existing sites. Adjustments to the Company’s estimates will continue to be recorded when necessary based on developments in subsequent periods. Additionally, environmental accruals include amounts for newly identified sites or contaminants, third-party claims and legal fees incurred for defense of third-party claims and recovery efforts.

The Company’s estimate of ultimate cost for cleanup efforts at its known environmental sites utilizes BNSF’s historical payment patterns, its current estimated percentage to closure ratios, and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the EPA and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress. BNSF also conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in, and the ability to pay for, cleanup of other PRPs.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 369 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	2005	2004	2003
Beginning balance	$385	$199	$196
Accruals	33	258	59
Payments	(48)	(72)	(56)

Ending balance at December 31,	$370	$385	$199

At December 31, 2005 and 2004, $55 million and $60 million are included in current liabilities, respectively. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2005 will be paid over the next ten years and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF sites		Superfund sites
	2005	2004	2005	2004
Number of sites at January 1,	384	402	24	22
Sites added during the period	24	34	—	5
Sites closed during the period	(39)	(52)	(4)	(3)

Number of sites at December 31,	369	384	20	24

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF believes that the $370 million recorded at December 31, 2005, is the best estimate of the Company’s future obligation for environmental costs.

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

11. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

	2005	2004	2003
Beginning balance at January 1,	$154	$179	$210
Accruals	8	8	12
Payments	(30)	(33)	(43)

Ending balance at December 31,	$132	$154	$179

Employee separation liabilities of $132 million and $154 million are included in the Consolidated Balance Sheets at December 31, 2005 and 2004, respectively, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At December 31, 2005, $25 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid in 2006.

CONDUCTORS, TRAINMEN AND LOCOMOTIVE ENGINEERS

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $116 million and $128 million at December 31, 2005 and 2004, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2006 and approximately 2024. In 2005, 2004 and 2003, the Company updated its estimates and recorded additional liabilities of $2 million, $2 million and $3 million, respectively, related to deferred benefits.

CONSOLIDATION OF CLERICAL FUNCTIONS

Liabilities related to the consolidation of clerical functions were $10 million and $15 million at December 31, 2005 and 2004, respectively, and primarily provide for separation programs announced in 2003, 2004 and 2005 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. During 2005, BNSF recorded other liabilities of approximately $5 million primarily related to a voluntary severance program for certain union employees. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004. The July 2003 separation program resulted in accrued severance cost of approximately $12 million, affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

In 2003, the Company recorded $1 million of reversals for certain liabilities associated with the consolidation of clerical functions. These reversals primarily reflect accrued payments related to workforce reductions for positions under collective bargaining agreements where the Company was able to place affected individuals in alternate positions.

OTHER EMPLOYEE SEPARATION COSTS

At December 31, 2005 and 2004, other employee separation cost liabilities of $6 million and $11 million, respectively, principally related to certain remaining non-union employee severances resulting from fourth quarter 2001 workforce reduction and the Merger. These costs will be paid over the next several years based on deferral elections made by the affected employees. Also included in the other separation cost accrual is an estimate for the remaining payments to be made to other union employees as a result of a relocation program initiated in 2005 for which a $1 million accrual was recorded. As of December 31, 2005, the remaining liability balance related to this voluntary severance program was insignificant as the program was substantially complete.

During 2004, the Company recorded a liability of approximately $2 million primarily related to a voluntary severance program for certain union employees. Additionally, during 2003, the Company recorded a $2 million reduction to its liability balance due to changes in certain estimates related to fourth-quarter 2001 reductions.

12. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 0.1 million, 2.0 million and 23.6 million for 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share, because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

13. Retirement Plans and Other Post-Employment Benefit Plans

BNSF sponsors a funded, noncontributory qualified BNSF Retirement Plan, which covers substantially all non-union employees, and an unfunded BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under these pension plans are based on years of credited service and the highest consecutive sixty months of compensation for the last ten years of salaried employment with BNSF. BNSF’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes with respect to the funded plan.

Certain salaried employees of BNSF that have met age and years of service requirements are eligible for life insurance coverage and medical benefits, including prescription drug coverage, during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The basic life insurance plan is noncontributory and covers retirees only. Optional life insurance coverage is available for some retirees; however, the retiree is responsible for the full cost. BNSF’s policy is to fund benefits payable under the medical and life insurance plans as they come due. Generally, employees beginning salaried employment with BNSF subsequent to September 22, 1995, are not eligible for medical benefits during retirement.

Components of the net cost (benefit) for these plans were as follows (in millions):

	Pension Benefits			Health and Welfare Benefits
Year Ended December 31,	2005	2004	2003	2005	2004	2003
Service cost	$20	$19	$17	$2	$3	$4
Interest cost	95	97	100	17	20	22
Expected return on plan assets	(102)	(113)	(123)	—	—	—
Actuarial loss	25	12	3	—	5	8
Net amortization and deferred amounts	—	—	—	(8)	(4)	(2)

Net cost (benefit) recognized	$38	$15	$(3)	$11	$24	$32

The following table shows the change in benefit obligation based on the September 30 measurement date (in millions):

	Pension Benefits		Health and Welfare Benefits
Change in Benefit Obligation	2005	2004	2005	2004
Benefit obligation at beginning of period	$1,710	$1,678	$299	$366
Service cost	20	19	2	3
Interest cost	95	97	17	20
Plan participants’ contributions	—	—	8	7
Amendments	—	—	—	(28)
Actuarial loss (gain)	156	41	(1)	(39)
Benefits paid	(123)	(125)	(30)	(30)

Benefit obligation at end of period	1,858	1,710	$295	$299

Component representing future salary increases	(105)	(112)

Accumulated benefit obligation at end of period	$1,753	$1,598

Both the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan had an accumulated benefit obligation in excess of plan assets at September 30, 2005 and 2004.

The following table shows the change in plan assets of the plans based on the September 30 measurement date (in millions):

	Pension Benefits		Health and Welfare Benefits
Change in Plan Assets	2005	2004	2005	2004
Fair value of plan assets at beginning of period	$1,276	$1,224	$—	$—
Actual return on plan assets	176	153	—	—
Employer contribution	18	24	22	23
Plan participants’ contributions	—	—	8	7
Benefits paid	(123)	(125)	(30)	(30)

Fair value of plan assets at end of period	$1,347	$1,276	$—	$—

The following table shows the reconciliation of the funded status of the plans with amounts recorded in the Consolidated Balance Sheets (in millions):

	Pension Benefits		Health and Welfare Benefits
December 31,	2005	2004	2005	2004
Fair value of plan assets as of September 30	$1,347	$1,276	$—	$—
Benefit obligations as of September 30	1,858	1,710	295	299

Funded status (plan assets less benefit obligations)	(511)	(434)	(295)	(299)
Amounts not recognized:
Unrecognized net loss	524	467	61	66
Unrecognized prior service cost	(2)	(2)	(36)	(44)
Adjustment for fourth quarter contribution	45	4	5	—

Net amount recognized as of December 31	$56	$35	$(265)	$(277)

The following table shows the amounts recognized in the Consolidated Balance Sheets (in millions):

	Pension Benefits		Health and Welfare Benefits
December 31,	2005	2004	2005	2004
Accrued benefit cost	$(361)	$(318)	$(265)	$(277)
Accumulated other comprehensive income	417	353	—	—

Net amount recognized	$56	$35	$(265)	$(277)

	Pension Benefits		Health and Welfare Benefits
December 31,	2005	2004	2005	2004
Increase (decrease) in minimum liability included in other comprehensive income	$64	$(6)	$—	$—

The expected long-term rate of return is the return the Company anticipates earning, net of plan expenses, over the period that benefits are paid. It reflects the rate of return on present investments and on expected contributions. In determining the expected long-term rate of return, BNSF considered: 1) forward looking capital market forecasts, 2) historical returns for individual asset classes and 3) the impact of active portfolio management.

The assumptions used in accounting for the BNSF plans were as follows:

Assumptions used to determine net cost (benefit) for fiscal years ended December 31,	Pension Benefits			Health and Welfare Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.50%	—	—	—
Rate of compensation increase	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%

Assumptions used to determine benefit obligations at September 30,	Pension Benefits		Health and Welfare Benefits
	2005	2004	2005	2004
Discount rate	5.25%	5.75%	5.25%	5.75%
Rate of compensation increase	3.90%	3.90%	3.90%	3.90%

The following table presents assumed health care cost trend rates:

December 31,	2005	2004	2003
Assumed health care cost trend rate for next year	10.50%	10.00%	11.00%
Rate to which health care cost trend rate is expected to decline and remain	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2010	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total service and interest cost	$2	$(2)
Effect on post retirement benefit obligation	$24	$(20)

The qualified BNSF Retirement Plan asset allocation at September 30, 2005 and 2004 and the target allocation for 2005 by asset category are as follows:

Plan Asset Allocation	Target Allocation	Percentage of Pension Plan Assets at September 30,
	2005	2005	2004
Equity Securities	45–75%	64%	60%
Fixed Income Securities	20–40	28	33
Real Estate	5–15	8	7

Total		100%	100%

The general investment objective of the BNSF Retirement Plan is to grow the Plan assets in relation to the Plan liabilities while prudently managing the risk of a decrease in the Plan’s assets relative to those liabilities. To meet this objective, the Employee Benefits Committee has adopted the above asset allocation ranges. This allows flexibility to accommodate market changes in the asset classes within defined parameters.

The Company contributed $40 million to the BNSF Retirement Plan in December 2005. The Company is not required to make any contributions to this plan in 2006. Additionally, the Company expects to make benefit payments in 2006 of approximately $21 million and $7 million from its OPEB and non-qualified defined benefit plans, respectively. The following table shows expected benefit payments and Medicare Part D subsidy receipts for the next five fiscal years and the aggregate five years thereafter from the defined benefit pension plans and OPEB (in millions):

Fiscal Year	Expected Pension Plan Benefit Payments[a]	Expected OPEB Payments	Expected Medicare Subsidy
2006	$126	$21	$(3)
2007	126	22	(3)
2008	127	23	(3)
2009	129	24	(3)
2010	130	24	(3)
2011-2015	674	131	(20)

a	Primarily consists of Qualified Defined Benefit Plan payments which are made from the Plan Trust and do not represent an immediate cash outflow to the Company.

DEFINED CONTRIBUTION PLANS

BNSF sponsors qualified 401(k) plans which cover substantially all employees and a non-qualified defined contribution plan which covers certain officers and other employees. BNSF matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Non-union employees are eligible to receive an annual discretionary matching contribution of up to 30 percent of the first six percent of their contributions. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. BNSF’s 401(k) matching expense was $20 million, $17 million and $16 million in 2005, 2004 and 2003, respectively.

OTHER

Under collective bargaining agreements, BNSF participates in multi-employer benefit plans which provide certain post-retirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $43 million, $33 million and $31 million, in 2005, 2004 and 2003, respectively (see Note 11 of the Consolidated Financial Statements for other deferred benefits payable to certain conductors, trainmen and locomotive engineers).

14. Stock Plans

On April 15, 1999, BNSF shareholders approved the BNSF 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, and April 21, 2004, BNSF shareholders approved the amended BNSF 1999 Stock Incentive Plan, which authorized additional awards not to exceed 29 million, 35 million and 42 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately three million common shares were available for future grant at December 31, 2005.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee director’s stock plan and authorized 900,000 shares of BNSF common stock to be issued in connection with this plan. Approximately 500,000 common shares were available for future grant at December 31, 2005.

STOCK OPTIONS

Under BNSF’s stock plans, options may be granted to directors, officers and salaried employees at the fair market value of the Company’s common stock on the date of grant. Stock option grants awarded after April 2001 generally vest ratably over three years and expire within ten years after the date of grant. Shares issued upon exercise of options may be issued from treasury shares or from authorized but unissued shares.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options (see Note 2 of the Consolidated Financial Statements for the Company’s pro forma net income and earnings per share determined based on the fair value at grant dates consistent with SFAS No. 123).

A summary of the status of stock options as of December 31, 2005, 2004 and 2003, and changes during the years then ended, is presented below (options in thousands):

Year Ended December 31,	2005		2004		2003
	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices
Balance at beginning of year	25,122	$29.42	38,320	$28.72	39,323	$28.31
Granted	2,676	$50.08	2,547	$33.20	2,957	$27.88
Exercised	(9,349)	$29.30	(15,455)	$28.29	(3,222)	$22.68
Cancelled	(168)	$35.48	(290)	$30.09	(738)	$30.16

Balance at end of year	18,281	$32.45	25,122	$29.42	38,320	$28.72

Options exercisable at year end	13,718	$29.75	20,164	$29.18	31,465	$28.83

The following table summarizes information regarding stock options outstanding at December 31, 2005 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$24.08 to $27.97	5,649	5.67 Years	$26.91	4,774	$26.76
$28.34 to $29.44	5,182	3.73 Years	$29.12	5,182	$29.12
$29.78 to $34.59	4,663	5.26 Years	$32.86	3,303	$32.92
$34.87 to $71.03	2,787	7.97 Years	$49.15	459	$45.09

$24.08 to $71.03	18,281	5.37 Years	$32.45	13,718	$29.75

OTHER INCENTIVE PROGRAMS

BNSF has other long-term incentive programs in addition to stock options as shown in the following table (shares in thousands):

Other Incentive Programs	Generally Vested (in years)	Shares Outstanding as of December 31, 2005	Shares Granted For Year Ended December 31,
			2005	2004	2003

Restricted shares/units:
Time-based	3–5	1,464	346	639	558
Performance-based	3	550	316	251	—
BNSF Incentive Bonus Stock Program	3	1,127	601	227	329
BNSF Discounted Stock Purchase Program	N/A	70	33	18	19

Time-based awards are granted to senior managers within BNSF primarily as a retention tool and to encourage ownership in the Company and generally vest over three years and are contingent on continued salaried employment. The weighted-average grant date fair market values of time-based awards granted in 2005, 2004 and 2003 was $49.23, $32.72 and $27.88, respectively.

Performance-based awards are granted to senior managers within BNSF to encourage ownership in the Company and to align management’s interest with those of shareholders. Performance-based awards generally vest over three years and are contingent on the achievement of certain predetermined corporate performance goals (e.g., return on invested capital (ROIC)) and continued salaried employment. The weighted-average grant date fair market values of performance-based awards granted in 2005 and 2004 was $49.21 and $32.72, respectively, with no performance-based awards granted in 2003.

Additionally, related to the 2005 performance-based grant, eligible employees may also earn performance stock that will be granted in 2008 contingent upon achievement of higher ROIC goals and continued salaried employment. The Company has committed to a maximum grant of approximately 316,000 shares.

Certain eligible employees may exchange through the BNSF Incentive Bonus Stock Program (IBSP) the cash payment of their bonus for restricted stock. The grant date fair market values of IBSP awards granted in 2005, 2004 and 2003 was $47.58, $31.97 and $25.52, respectively. In September 2005, the program was amended so that no awards will be granted after 2006.

Salaried employees not eligible to participate in the IBSP may participate in the BNSF Discounted Stock Purchase Program (DSPP) and use their bonus to purchase BNSF common stock at a discount from the market price. These shares immediately vest but are restricted for a three-year period. The grant date fair market values of DSPP awards granted in 2005, 2004 and 2003 was $46.91, $31.84 and $25.38, respectively.

Shares awarded under the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation expense, net of tax, recorded under the BNSF Stock Incentive Programs in accordance with APB Opinion 25 is shown in the following table (in millions):

	2005	2004	2003
Awards vesting based on service conditions	$15	$12	$11
Awards vesting based on performance and service conditions	8	7	—

Total	$23	$19	$11

15. Common Stock and Preferred Capital Stock

COMMON STOCK

BNSF is authorized to issue 600 million shares of common stock, $0.01 par value. At December 31, 2005, there were 372 million shares of common stock outstanding. Each holder of common stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of stockholders. Subject to the rights and preferences of any future issuances of preferred stock, each share of common stock is entitled to receive dividends as may be declared by the Board of Directors (the Board) out of funds legally available and to share ratably in all assets available for distribution to stockholders upon dissolution or liquidation. No holder of common stock has any preemptive right to subscribe for any securities of BNSF.

PREFERRED CAPITAL STOCK

At December 31, 2005, BNSF had 50 million shares of Class A Preferred Stock, $0.01 par value and 25 million shares of Preferred Stock, $0.01 par value available for issuance. The Board has the authority to issue such stock in one or more series, to fix the number of shares and to fix the designations and the powers, rights, and qualifications and restrictions of each series. As of December 31, 2005, no Class A Preferred Stock had been issued.

SHARE REPURCHASE PROGRAM

In July 1997, the Board authorized the repurchase of up to 30 million shares of the Company’s common stock from time to time through open market transactions or otherwise. In December 1999, April 2000, September 2000, January 2003 and December 2005, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date to the total shares previously authorized bringing BNSF’s share repurchase program to 180 million shares. During 2005, 2004 and 2003, the Company repurchased approximately 14 million, 10 million and 8 million shares, respectively, of its common stock at average prices of $54.95 per share, $35.98 per share, and $27.25 per share, respectively. Total repurchases through December 31, 2005, were 148 million shares at a total average cost of $29.49 per share, leaving 32 million shares available for repurchase out of the 180 million shares presently authorized. Additionally, during 2005, the Company repurchased shares from employees at a cost of $26 million to satisfy tax withholding obligations on the vesting of restricted stock or the exercise of stock options.

In December 2005, BNSF entered into prepaid forward transactions to purchase $600 million of the Company’s common stock. Shares will be delivered upon final settlement in February 2006. The number of shares will be determined based on the volume weighted average price per share through the final purchase date less a discount. There will be a net settlement in shares. This transaction is accounted for in accordance with Emerging Issues Taskforce (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires the $600 million prepayment to be recorded as a reduction in equity. At the time that the final settlement is made, the reduction in equity will be reclassified from prepaid forward repurchase of treasury stock to treasury stock. These transactions did not reduce outstanding shares in the fourth quarter and correspondingly had no impact on earnings per share. The Company’s management does not believe that the impacts of the net settlement will be material to the financial statements of the Company.

16. Accounting Pronouncements

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

17. Quarterly Financial Data–Unaudited

Dollars in millions, except per share data	Fourth [a]	Third [b]	Second	First
2005

Revenues	$3,550	$3,317	$3,138	$2,982
Operating income	$800	$778	$710	$634
Net income	$430	$414	$366	$321
Basic earnings per share	$1.16	$1.12	$0.98	$0.86
Diluted earnings per share	$1.13	$1.09	$0.96	$0.83
Dividends declared per share	$0.20	$0.20	$0.17	$0.17
Common stock price [c]:
High	$71.33	$59.32	$53.99	$55.66
Low	$56.67	$47.51	$46.30	$45.05

2004

Revenues	$2,978	$2,793	$2,685	$2,490
Operating income	$668	$100	$508	$410
Net income	$347	$2	$249	$193
Basic earnings per share	$0.93	$0.01	$0.68	$0.52
Diluted earnings per share	$0.91	$0.01	$0.67	$0.52
Dividends declared per share	$0.17	$0.17	$0.15	$0.15
Common stock price [c]:
High	$47.80	$38.39	$34.87	$33.16
Low	$38.54	$33.97	$31.44	$30.02

a	2005 operating income, income before cumulative effect of accounting change and earnings per share include a loss related to an agreement to sell certain line segments to the state of New Mexico in the future of $71 million pre-tax, $44 million net of tax, or $0.12 per diluted and basic share.
b	Third-quarter 2004 operating income, net income and earnings per share include a charge for a change in estimate of unasserted asbestos and environmental liabilities of $465 million pre-tax, or $288 million net of tax, and quarterly earnings per share impacts of $0.78 per basic share and $0.76 per diluted share (see Note 10 of the Consolidated Financial Statements).
c	Average of high and low reported daily stock price

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, BNSF’s principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF’s principal executive officer and principal financial officer have concluded that there have been no changes in BNSF’s internal control over financial reporting that occurred during BNSF’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information concerning the directors of BNSF will be provided under the heading “Nominees for Directors” in BNSF’s proxy statement for its 2006 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information under the heading “Audit Committee” in BNSF’s proxy statement for its 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, is hereby incorporated by reference into the Form 10-K.

Information concerning the executive officers of BNSF is included in Part I of this Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in BNSF’s proxy statement for its 2006 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (Code of Ethics) applicable to the Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethics is available on the Company’s website at www.bnsf.com under the “Investors Link,” and any waiver from the Code of Ethics will be timely disclosed on the Company’s website as will any amendments to the Code of Ethics.

Item 11. Executive Compensation

Information concerning the compensation of directors and executive officers of BNSF will be provided under the heading “Directors’ Compensation” and under the headings “Summary Compensation Table,” “Stock Option Grants in 2006,” “Aggregated 2005 Stock Option Exercises and Year-End Option Values,” “Pension Plans,” “Employment Contracts and Other Arrangements,” and “Trust Agreements,” in BNSF’s proxy statement for its 2006 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information about BNSF’s equity compensation plans is set forth in the table below (number of shares in thousands) as of December 31, 2005:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance
Equity compensation plans approved by shareholders	18,281	$32.45	3,741
Equity compensation plans not approved by shareholders [a]	—	—	—

Total	18,281	$32.45	3,741

a	Effective September 15, 2005, the Board of Directors of the Company terminated The Burlington Northern and Santa Fe Railway Company Achievement Award Program, pursuant to which awards of Company common stock had been made from time to time to select non-officer employees of BNSF Railway Company.

Information concerning the ownership of BNSF equity securities by certain beneficial owners and by management will be provided under the headings “Certain Beneficial Owners” and “Ownership of Management” in BNSF’s proxy statement for its 2006 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will be provided under the heading “Certain Relationships” in BNSF’s proxy statement for its 2006 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accounting fees and services will be provided under the heading “Independent Auditor Fees” in BNSF’s proxy statement for its 2006 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements–see Item 8.

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

BURLINGTON NORTHERN SANTA FE CORPORATION

	By:	/s/ Matthew K. Rose
Dated: February 16, 2006		Matthew K. Rose
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe Corporation and in the capacities and on the date indicated.

SIGNATURE	TITLE
/s/ Matthew K. Rose Matthew K. Rose	Chairman, President and Chief Executive Officer (Principal Executive Officer), and Director

/s/ Thomas N. Hund Thomas N. Hund	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Paul W. Bischler Paul W. Bischler	Controller (Principal Accounting Officer)

/s/ Alan L. Boeckmann* Alan L. Boeckmann	Director

/s/ Donald G. Cook* Donald G. Cook	Director

/s/ Vilma S. Martinez* Vilma S. Martinez	Director

/s/ Marc F. Racicot* Marc F. Racicot	Director

/s/ Roy S. Roberts* Roy S. Roberts	Director

/s/ Marc J. Shapiro* Marc J. Shapiro	Director

S-1

/s/ J.C. Watts, Jr.* J.C. Watts, Jr.	Director

/s/ Robert H. West* Robert H. West	Director

/s/ J. Steven Whisler* J. Steven Whisler	Director

/s/ Edward E. Whitacre Jr.* Edward E. Whitacre, Jr.	Director

	*By:	/s/ Jeffrey R. Moreland
Dated: February 16, 2006		Jeffrey R. Moreland
Executive Vice President Law & Government Affairs and Secretary

S-2

Burlington Northern Santa Fe Corporation and Subsidiaries – Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of BNSF (amended as of April 21, 1998). Incorporated by reference to Exhibit 3.1 to BNSF’s Report on Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-11535). Certificate of Elimination of the Designation of the 6-1/4% Cumulative, Convertible Preferred Stock, Series A, $0.02 Par Value. Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series B, $0.01 Par Value. Incorporated by reference to Exhibit 4.1 to BNSF’s Form 8-A 12B filed December 23, 1999 (SEC File No. 1-11535). Certificate of Increase in the Number of Authorized Shares of Junior Participating Preferred Stock, Series B, $0.01 Par Value. Incorporated by reference to Exhibit 3.1 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001 (SEC File No. 1-11535).

3.2	By-Laws of Burlington Northern Santa Fe Corporation, as amended and restated, dated December 8, 2005. Incorporated by reference to Exhibit 3.1 to BNSF’s Form 8-K dated December 8, 2005.

4.1	Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee. Incorporated by reference to Exhibit 4 to BNSF’s Registration Statement on Form S-3 (No. 333-72013).

4.2	Form of BNSF’s 6 1/8% Notes Due 2009. Incorporated by reference to Exhibit 4.2 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998 (SEC File No. 1-11535).

4.3	Form of BNSF’s 6 3/4% Debentures Due 2029. Incorporated by reference to Exhibit 4.3 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998 (SEC File No. 1-11535).

4.4	Form of BNSF’s 6.70% Debenture Due August 1, 2028. Incorporated by reference to Exhibit 4.4 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998 (SEC File No. 1-11535).

4.5	Form of BNSF’s 7.875% Note Due April 15, 2007. Incorporated by reference to Exhibit 4.5 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 1-11535).

4.6	Form of BNSF’s 8.125% Debenture Due April 15, 2020. Incorporated by reference to Exhibit 4.6 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 1-11535).

4.7	Form of BNSF’s 7.95% Debenture Due August 15, 2030. Incorporated by reference to Exhibit 4.7 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 1-11535).

4.8	Form of BNSF’s 6.75% Note due July 15, 2011. Incorporated by reference to Exhibit 4.1 to BNSF’s Report on Form 10-Q for the quarter ended June 30, 2001.

4.9	Officers’ Certificates as to the terms of Form of BNSF’s 5.90% Notes Due July 1, 2012 including the form of the Notes. Incorporated by reference to Exhibit 4.1 to BNSF’s Report on Form 10-Q for the quarter ended June 30, 2002.

4.10	Officers’ Certificate of Determination as to the terms of BNSF’s 4.875% Notes Due January 15, 2015, including Exhibit A thereto, the form of the Notes. Incorporated by reference to Exhibit 4.1 to BNSF’s Report on Form 8-K (Date of earliest event reported: November 18, 2004).

4.11	Indenture, dated as of December 8, 2005, between BNSF and U.S Bank Trust National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to BNSF’s Registration Statement on Form S-3 ASR (No. 333-130214).

4.12	Certificate of Trust of BNSF Funding Trust I, executed and filed by U.S. Bank Trust National Association, Linda Hurt and James Gallegos, as Trustees. Incorporated by reference to Exhibit 4.3 to BNSF’s Registration Statement of Form S-3 (No. 333-130214).

Exhibit Number	Description

4.13	Amended and Restated Declaration of Trust of BNSF Funding Trust I, dated as of December 15, 2005. Incorporated by reference to Exhibit 4.4 to BNSF’s Report on Form 8-K filed December 15, 2005.

4.14	Guarantee Agreement between BNSF and U.S. Bank Trust National Association, as Guarantee Trustee, dated as of December 15, 2005. Incorporated by reference to Exhibit 4.5 to BNSF’s Report on Form 8-K filed December 15, 2005.

4.15	First Supplemental Indenture, dated as of December 15, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee. Incorporated by reference to Exhibit 4.6 to BNSF’s Report on Form 8-K filed December 15, 2005.

4.16	Agreement as to Expenses and Liabilities between BNSF and BNSF Funding Trust I. Incorporated by reference to Exhibit C to Exhibit 4.4 to BNSF’s Report on Form 8-K filed December 15, 2005.

4.17	Trust Preferred Securities Certificate of BNSF Funding Trust I. Incorporated by reference to Exhibit D to Exhibit 4.4 to BNSF’s Report on Form 8-K filed December 15, 2005.

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

10.1*	Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan as amended February 11, 2005. Incorporated by reference to Exhibit 10.1 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2004.

10.2*	The BNSF Railway Company Incentive Compensation Plan, as amended and restated, effective January 1, 2006.

10.3*	Burlington Northern Santa Fe Corporation Deferred Compensation Plan, as amended and restated, effective December 9, 2004. Incorporated by reference to Exhibit 10.1 to BNSF’s Report on Form 8-K dated December 9, 2004.

10.4*	Burlington Northern Inc. Senior Executive Survivor Benefit Plan as of April 1, 1986. Incorporated by reference to Amendment No. 1 to BNI’s Report on Form 10-K for the fiscal year ended December 31, 1987 (SEC File No. 1-8159).

10.5*	Burlington Northern Santa Fe Corporation Senior Management Stock Deferral Plan, as amended and restated effective December 9, 2004. Incorporated by reference to Exhibit 10.4 to BNSF’s Report on Form 8-K dated December 31, 2004.

10.6*	Burlington Northern Santa Fe Long Term Incentive Stock Plan. Incorporated by reference to Exhibit 4(c) to BNSF’s Registration Statement on Form S-8 (File No. 33-63247).

10.7*	Burlington Northern Santa Fe Corporation 1990 Directors Stock Option Plan. Incorporated by reference to BNSF’s Registration Statement on Form S-8 (File No. 33-62825).

10.8*	Burlington Northern Santa Fe Incentive Bonus Stock Program, as amended and restated September 14, 2005. Incorporated by reference to Exhibit 10.1 to BNSF’s Report on Form 8-K dated September 19, 2005.

10.9*	Burlington Northern Santa Fe Corporation 1992 Stock Option Incentive Plan. Incorporated by reference to BNSF’s Registration Statement on Form S-8 (File No. 33-62839).

Exhibit Number	Description

10.10*	Burlington Northern Santa Fe 1996 Stock Incentive Plan. Incorporated by reference to Appendix B to BNSF’s Proxy Statement dated March 5, 1996 (SEC File No. 1-11535). Amendment of Burlington Northern Santa Fe 1996 Stock Incentive Plan dated January 15, 1998. Incorporated by reference to Exhibit 10.13 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1997 (SEC File No. 1-11535). Amendment dated December 3, 1998. Incorporated by reference to Exhibit 10.13 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 1-11535).

10.11*	Burlington Northern Santa Fe Supplemental Retirement Plan, effective October 1, 1996, as amended through July 21, 2005. Incorporated by reference to Exhibit 10.1 to BNSF’s Report on Form 8-K dated July 21, 2005.

10.12*	Burlington Northern Santa Fe Estate Enhancement Program, as amended and restated, effective October 1, 1996. Incorporated by reference to Exhibit 10.15 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1996 (SEC File No. 1-11535). Amendment to Burlington Northern Santa Fe Estate Enhancement Program. Incorporated by reference to Exhibit 10.2 to BNSF’s Report on Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-11535).

10.13*	Form of BNSF Change-in-Control Agreement (applicable to Messrs. Ice, Hund, Moreland, and Lanigan, and two other executive officers). Incorporated by reference to Exhibit 10.17 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1996 (SEC File No. 1-11535). Amendment dated December 17, 1998. Incorporated by reference to Exhibit 10.15 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14*	Burlington Northern Santa Fe Deferred Compensation Plan for Directors, as amended and restated, effective December 9, 2004. Incorporated by reference to Exhibit 10.5 to BNSF’s Report on Form 8-K dated December 9, 2004.

10.15*	Burlington Northern Santa Fe Corporation Supplemental Investment and Retirement Plan, effective January 1, 1997, as amended through July 21, 2005. Incorporated by reference to Exhibit 10.2 to BNSF’s Report on Form 8-K dated July 21, 2005.

10.16*	Burlington Northern Inc. Form of Severance Agreement and amendments through September 18, 1995 (applicable to Mr. Rose). Incorporated by reference to Exhibit 10.21 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995 (SEC File No. 1-11535). Amendment to Form of Severance Agreement dated December 3, 1997 is incorporated by reference to Exhibit 10.21 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1997 (SEC File No. 1-11535). Amendment dated January 6, 1999 is incorporated by reference to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

10.17*	Burlington Northern Inc. Director’s Charitable Award Program. Incorporated by reference to Exhibit 10.22 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995 (SEC File No. 1-11535).

10.18*	Burlington Northern Santa Fe Salary Exchange Option Program, as amended and restated, October 1, 2004. Incorporated by reference to Exhibit 10.18 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2004.

10.19*	Santa Fe Pacific Corporation Supplemental Retirement Plan (Supplemental Plan). Incorporated by reference to Exhibit 10(d) to SFP’s Report on Form 10-K for the fiscal year ended December 31, 1984 (SEC File No. 1-8627). Supplemental Plan as amended October 1, 1989, and Amendment to Supplemental Plan dated February 27, 1990, are incorporated by reference to Exhibit 10(d) to SFP’s Report on Form 10-K for the fiscal year ended December 31, 1989 (SEC File No. 1-8627). Amendment to Supplemental Plan dated March 22, 1994, and effective January 1, 1994, is incorporated by reference to Exhibit 10.24 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995 (SEC File No. 1-11535).

Exhibit Number	Description

10.20*	The Burlington Northern and Santa Fe Railway Company Severance Plan as amended and restated October 16, 2001. Incorporated by reference to Exhibit 10.22 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001.

10.21*	Burlington Northern Santa Fe 1999 Stock Incentive Plan, as amended and restated, effective December 8, 2005.

10.22*	Benefits Protection Trust Agreement by and between Burlington Northern Santa Fe Corporation and Wachovia Bank, approved by the board of directors February 11, 2005. Incorporated by reference to Exhibit 10.22 of BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2004.

10.23*	Burlington Northern Santa Fe Directors’ Retirement Plan. Incorporated by reference to Exhibit 10.29 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1995 (SEC File No. 1-11535).

10.24*	Form of indemnification agreement dated as of September 17, 1998 between BNSF and directors. Incorporated by reference to Exhibit 10.37 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998 (SEC File No. 1-11535).

10.25*	Form of indemnification agreement dated as of September 17, 1998 between BNSF and certain officers, including Matthew K. Rose, Thomas N. Hund, Carl R. Ice, John P. Lanigan, Jr., Jeffrey R. Moreland, Dennis R. Johnson, and Peter J. Rickershauser. Incorporated by reference to Exhibit 10.38 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 1998 (SEC File No. 1-11535).

10.26*	Amendment to Burlington Northern Santa Fe Supplemental Retirement Plan (Matthew K. Rose) dated April 18, 2002. Incorporated by reference to Exhibit 10.2 to BNSF’s Report on Form 10-Q for the period ended June 30, 2002.

10.27*	Retirement Benefit Agreement dated April 19, 2002 between BNSF and Matthew K. Rose. Incorporated by reference to Exhibit 10.3 to BNSF’s Report on Form 10-Q for the period ended June 30, 2002.

10.28*	Retirement Benefit Agreement dated January 16, 2003 between BNSF and John P. Lanigan. Incorporated by reference to Exhibit 10.29 to BNSF’s Report on Form 10-K for the year ended December 31, 2003.

10.29*	Form of Notice of Grant of Incentive Stock Options and Non-Qualified Stock Options and Award Agreement. Incorporated by reference to Exhibit 99.1 to BNSF’s Report on Form 8-K dated December 9, 2004.

10.30*	Form of Burlington Northern Santa Fe 1999 Stock Incentive Plan Stock Option Award Agreement Terms and Conditions. Incorporated by reference to Exhibit 99.2 to BNSF’s Report on Form 8-K dated December 9, 2004.

10.31*	Form of 1999 Stock Incentive Plan Master Restricted Stock Award Agreement. Incorporated by reference to Exhibit 99.3 to BNSF’s Report on Form 8-K dated December 9, 2004.

10.32*	Form of 1999 Stock Incentive Plan Reload Stock Option Agreement. Incorporated by reference to Exhibit 99.4 to BNSF’s Report on Form 8-K dated December 9, 2004.

10.33*	Form of 1999 Stock Incentive Plan Exchange Option Grant Agreement. Incorporated by reference to Exhibit 99.5 to BNSF’s Report on Form 8-K dated December 9, 2004.

10.34*	Form of 1999 Stock Incentive Plan Senior Management Stock Deferral Plan Award Agreement. Incorporated by reference to Exhibit 99.6 to BNSF’s Report on Form 8-K dated December 9, 2004.

10.35*	Form of 1999 Stock Incentive Plan Individual Stock Award Agreement. Incorporated by reference to Exhibit 99.7 to BNSF’s Report on Form 8-K dated December 9, 2004.

Exhibit Number	Description

10.36*	Form of Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan Director’s Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.1 to BNSF’s Report on Form 8-K dated May 17, 2005.

10.37*	Form of Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan Non-Qualified Stock Option Grant Agreement. Incorporated by reference to Exhibit 99.9 to BNSF’s Report on Form 8-K dated December 9, 2004.

10.38*	Form of 1999 Stock Incentive Plan Incentive Bonus Stock Program Award Agreement.

10.39*	Form of Burlington Northern Santa Fe 1999 Stock Incentive Plan Performance Stock Award Agreement. Incorporated by reference to Exhibit 10.4 to BNSF’s Report on Form 8-K dated May 2, 2005.

10.40*	Burlington Northern Santa Fe 2005 Deferred Compensation Plan for Non-Employee Directors, effective April 21, 2005. Incorporated by reference to Exhibit 10.1 to BNSF’s Report on Form 8-K dated April 21, 2005.

10.41	Replacement Capital Covenant, dated as of December 15, 2005, by BNSF in favor of and for the benefit of each Covered Debtholder (as defined therein).

10.42*	Form of Award Agreement Including Notice of Grant and Master Stock Option Terms and Conditions, dated May 2, 2005 (Incentive Stock Options). Incorporated by reference to Exhibit 10.1 to BNSF’s Report on Form 8-K dated May 2, 2005.

10.43*	Form of Award Agreement Including Notice of Grant and Master Stock Option Terms and Conditions, dated May 2, 2005 (Incentive Stock Options and Non-qualified Stock Options). Incorporated by reference to Exhibit 10.2 to BNSF’s Report on Form 8-K dated May 2, 2005.

10.44*	Form of Award Agreement Including Notice of Grant and Master Restricted Stock Unit Terms and Conditions, dated May 2, 2005. Incorporated by reference to Exhibit 10.3 to BNSF’s Report on Form 8-K dated May 2, 2005.

10.45*	Summary of Non-Employee Director’s Compensation.

10.46*	Summary of Executive Officer Compensation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of BNSF.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Principal Executive Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Principal Financial Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification Pursuant to Rule 13a-14(b) and 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1	Certification Pursuant to Section 303A.12 of the New York Stock Exchange Listed Company Manual.

*	Management contract or compensatory plan or arrangement.