Form 10-Q
period 2006-03-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2006-04-25
CIK 934612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

76131-2830

(Zip Code)

(800) 795-2673

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 17, 2006
Common stock, $.01 par value	364,660,574 shares

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)

(Unaudited)

Three Months Ended March 31,	2006	2005
Revenues	$3,463	$2,982

Operating expenses:
Compensation and benefits	919	853
Fuel	561	392
Purchased services	460	417
Depreciation and amortization	277	263
Equipment rents	231	213
Materials and other	223	210

Total operating expenses	2,671	2,348

Operating income	792	634
Interest expense	121	109
Other expense	9	7

Income before income taxes	662	518
Income tax expense	252	197

Net income	$410	$321

Earnings per share:
Basic earnings per share	$1.12	$0.86

Diluted earnings per share	$1.09	$0.83

Average shares (in millions):
Basic	366.7	374.0
Dilutive effect of stock awards	10.0	10.6

Diluted	376.7	384.6
Dividends declared per share	$0.20	$0.17

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, shares in thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$88	$75
Accounts receivable, net	518	678
Materials and supplies	434	396
Current portion of deferred income taxes	205	218
Current portion of fuel-hedging asset	275	303
Other current assets	238	210

Total current assets	1,758	1,880

Property and equipment, net	26,741	26,551
Other assets	2,173	1,873

Total assets	$30,672	$30,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,739	$2,773
Long-term debt due within one year	446	456

Total current liabilities	3,185	3,229

Long-term debt and commercial paper	6,759	6,698
Deferred income taxes	7,940	7,916
Casualty and environmental liabilities	865	878
Minimum pension liability	417	417
Employee separation costs	101	107
Other liabilities	1,579	1,551

Total liabilities	20,846	20,796

Commitments and contingencies (see Notes 2, 4, and 5)
Stockholders’ equity:
Common stock, $.01 par value, 600,000 shares authorized; 530,024 shares and 527,289 shares issued, respectively	5	5
Additional paid-in capital	6,821	6,702
Retained earnings	8,382	8,045
Treasury stock, at cost, 165,626 shares and 155,718 shares, respectively	(5,301)	(4,569)
Prepaid forward repurchase of treasury stock	—	(600)
Unearned compensation	—	(22)
Accumulated other comprehensive income (loss)	(81)	(53)

Total stockholders’ equity	9,826	9,508

Total liabilities and stockholders’ equity	$30,672	$30,304

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Three Months Ended March 31,	2006	2005
OPERATING ACTIVITIES
Net income	$410	$321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277	263
Deferred income taxes	55	72
Employee separation costs paid	(6)	(8)
Long-term casualty and environmental liabilities, net	(18)	(34)
Other, net	(12)	(17)
Changes in current assets and liabilities:
Accounts receivable, net	10	(50)
Change in accounts receivable sales program	150	—
Materials and supplies	(38)	(49)
Other current assets	(15)	(22)
Accounts payable and other current liabilities	(32)	92

Net cash provided by operating activities	781	568

INVESTING ACTIVITIES
Capital expenditures	(455)	(326)
Other, net	(278)	(217)

Net cash used for investing activities	(733)	(543)

FINANCING ACTIVITIES
Net increase in commercial paper and bank borrowings	99	—
Payments on long-term debt	(57)	(43)
Dividends paid	(74)	(64)
Proceeds from stock options exercised	62	101
Purchase of BNSF common stock	(114)	(225)
Other, net	49	(1)

Net cash used for financing activities	(35)	(232)

Increase (decrease) in cash and cash equivalents	13	(207)
Cash and cash equivalents:
Beginning of period	75	322

End of period	$88	$115

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$113	$93
Income taxes paid, net	$112	$55
Non-cash asset financing	$14	$19

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Shares in thousands, dollars in millions, except per share data)

(Unaudited)

	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Prepaid Forward Repurchase of Treasury Stock	Unearned Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
Balance at December 31, 2005	527,289	(155,718)	$6,707	$8,045	$(4,569)	$(600)	$(22)	$(53)	$9,508
Common stock dividends, $0.20 per share			—	(73)	—	—	—	—	(73)
Adjustments associated with unearned compensation, restricted stock	80	(13)	(10)	—	—	—	22	—	12
Exercise of stock options and related tax benefit of $49	2,655	(220)	129	—	(18)	—	—	—	111
Purchase of BNSF common stock (a)	—	(1,457)	—	—	(114)	—	—	—	(114)
Prepaid forward repurchase of treasury stock		(8,218)	—	—	(600)	600	—	—	—
Comprehensive income:
Net income			—	410	—	—	—	—	410
Loss on derivative instruments and other items, net of tax benefit of $19			—	—	—	—	—	(28)	(28)

Total comprehensive income									382

Balance at March 31, 2006	530,024	(165,626)	$6,826	$8,382	$(5,301)	$—	$—	$(81)	$9,826

a	Total-to-date share repurchases through March 31, 2006, were 158 million shares at an average price of $32.16 per share, leaving 22 million shares available for repurchase out of the 180 million shares authorized.

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, including the financial statements and notes thereto. Burlington Northern Santa Fe Corporation (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated. BNSF was incorporated in Delaware on December 16, 1994.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of March 31, 2006, and the results of operations for the three-month periods ended March 31, 2006 and 2005.

Certain comparative prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported operating income or net income.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, on January 1, 2006. This statement requires BNSF to recognize the cost of employee services received in exchange for the Company’s equity instruments. Under SFAS No. 123R, BNSF is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. BNSF has elected to adopt SFAS No. 123R on a modified prospective basis; accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method. Additionally, in conjunction with the adoption of SFAS No. 123R, the Company recorded a favorable cumulative adjustment for estimated forfeitures of $3 million, which, due to its immateriality, was included as a reduction to compensation expense.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and, therefore, recorded the intrinsic value of stock-based compensation as expense. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except per share data) prior to January 1, 2006:

Three Months Ended March 31,	2005
Net income, as reported	$321
Stock-based employee compensation expense included in reported net income, net of related tax effects	5

Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(10)

Pro forma net income	$316

Earnings per share:
Basic – as reported	$0.86

Basic – pro forma	$0.84

Diluted – as reported	$0.83

Diluted – pro forma	$0.82

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

Fuel

Fuel costs represented 21 percent and 17 percent of total operating expenses during the three month periods ended March 31, 2006 and 2005, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first quarter of 2006 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $14 million of additional fuel expense on an annual basis.

Total Fuel-Hedging Activities

As of March 31, 2006, BNSF’s total fuel hedging activities covered 22 percent and 3 percent of estimated fuel purchases for the remainder of 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

Three Months Ended March 31,	2006	2005
Hedge benefit	$107	$107
Ineffective portion of unexpired hedges	—	(2)
Tax effect	(41)	(40)

Hedge benefit, net of tax	$66	$65

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	March 31, 2006	December 31, 2005
Short-term fuel-hedging asset	$275	$303
Long-term fuel-hedging asset	—	33
Ineffective portion of unexpired hedges	—	—
Tax effect	(105)	(129)

Amount included in AOCI, net of tax	$170	$207

Settled fuel-hedging contracts receivable	$107	$143

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of March 31, 2006, BNSF had entered into fuel swaps and costless collar agreements utilizing New York Mercantile Exchange (NYMEX) #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. Over the twelve months ended March 31, 2006, the sum of all such costs averaged approximately 17 cents per gallon.

During the first three months of 2006, the Company converted approximately 129 million gallons of West Texas Intermediate (WTI) collars into HO swaps at an average price of approximately $0.97 per gallon. The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of March 31, 2006.

	Quarter Ending			Total
2006	June 30,	September 30,	December 31,
HO Swaps
Gallons hedged (in millions)	50.40	34.65	22.05	107.10
Average swap price (per gallon)	$0.94	$1.00	$1.09	$0.99
Fair value (in millions)	$46	$32	$20	$98

HO Collars
Gallons hedged (in millions)	22.05	28.35	31.50	81.90
Average cap price (per gallon)	$0.92	$0.91	$0.94	$0.92
Average floor price (per gallon)	$0.84	$0.84	$0.87	$0.85
Fair value (in millions)	$21	$28	$33	$82

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	31.50	—	—	—	31.50
Average cap price (per gallon)	$0.93	$—	$—	$—	$0.93
Average floor price (per gallon)	$0.86	$—	$—	$—	$0.86
Fair value (in millions)	$33	$—	$—	$—	$33

WTI Crude Oil Hedges

In addition, BNSF enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended March 31, 2006, the sum of all such costs averaged approximately 47 cents per gallon.

No additional WTI hedges were entered into during the first three months of 2006. However, the Company converted approximately 129 million gallons of WTI collars into HO swaps as discussed in the NYMEX #2 Heating Oil Hedges section. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of March 31, 2006.

	Quarter Ending			Total
2006	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	675	375	—	1,050
Equivalent gallons hedged (in millions)	28.35	15.75	—	44.10
Average swap price (per barrel)	$25.16	$25.69	$—	$25.35
Fair value (in millions)	$29	$16	$—	$45

WTI Collars
Barrels hedged (in thousands)	300	—	—	300
Equivalent gallons hedged (in millions)	12.60	—	—	12.60
Average cap price (per barrel)	$30.93	$—	$—	$30.93
Average floor price (per barrel)	$26.53	$—	$—	$26.53
Fair value (in millions)	$11	$—	$—	$11

	Quarter Ending				Annual
2007	March 31,	June 30,	September 30,	December 31,
WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$33.00	$—	$—	$—	$33.00
Average floor price (per barrel)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$5	$—	$—	$—	$5

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

NYMEX #2 Heating Oil Refining Spread Hedges

During the three months ended March 31, 2006, the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 66 million gallons of fuel with an average swap price of $10.20 per barrel. HO-WTI is the difference in price between HO and WTI; therefore, a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The following table provides fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of March 31, 2006:

	Quarter Ending			Total
2006	June 30,	September 30,	December 31,
HO-WTI Swaps
Barrels hedged (in thousands)	675	375	—	1,050
Equivalent gallons hedged (in millions)	28.35	15.75	—	44.10
Average swap price (per barrel)	$9.94	$11.96	$—	$10.66
Fair value (in millions)	$1	$—	$—	$1

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as converting a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy.

Total Interest Rate Hedging Program

All interest rate derivative transactions outstanding are reflected in the following table:

	March 31, 2006
	Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fair value hedges
Fixed to variable swaps (in millions)	$—	$300	$—	$200	$250	$—	$750	$(9)
Average fixed rate	—%	7.88%	—%	6.13%	7.13%	—%	7.16%
Average floating rate	—%	7.20%	—%	5.39%	7.78%	—%	6.91%

Cash flow hedges
Forward-starting swaps (in millions)	$250	$—	$—	$—	$—	$—	$250	$22
Average swap rate	4.87%	—%	—%	—%	—%	—%	4.87%

BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Fair Value Interest Rate Hedges

The Company enters into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of both March 31, 2006 and December 31, 2005, BNSF had entered into ten separate swaps with an aggregate notional amount of $750 million, in which it pays an average floating rate, which fluctuates quarterly, based on the London Interbank Offered Rate (LIBOR).

The amounts recorded in the Consolidated Statements of Income, as a reduction of interest expense, for interest rate fair value hedge transactions were as follows (in millions):

Three Months Ended March 31,	2006	2005
Hedge benefit	$1	$6
Tax effect	—	(2)

Hedge benefit, net of tax	$1	$4

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, with a corresponding increase to debt or accrued interest, were as follows (in millions):

	March 31, 2006	December 31, 2005
Short-term interest rate hedging asset	$1	$1
Long-term interest rate hedging liability	$(10)	$(1)

Cash Flow Interest Rate Hedges

In anticipation of a future debt issuance, the Company entered into five forward starting interest rate swaps in July and August 2005 having an aggregate notional amount of $250 million to fix a portion of the rate for a future 30-year unsecured debt issuance. The swaps must be terminated on or prior to February 28, 2007, and any gain or loss on these hedges will be amortized to interest expense over the life of the issued debt. These transactions are accounted for as cash flow hedges.

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	March 31, 2006	December 31, 2005
Interest rate hedging asset	$22	$8
Tax effect	(8)	(3)

Interest rate hedging asset in AOCI, net of tax	$14	$5

3. Accounts Receivable, Net

BNSF Railway transfers a portion of its accounts receivable to Santa Fe Receivables Corporation (SFRC), a special purpose subsidiary. SFRC transfers an undivided interest in such receivables, with limited exceptions, to a master trust and causes the trust to issue an undivided interest in the receivables to investors (the A/R sales program). The undivided interests in the master trust may be in the form of certificates or purchased interests.

The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at March 31, 2006, which was comprised of two $350 million, 364-day accounts receivable facilities that mature in October 2006. Outstanding undivided interests held by investors under the A/R sales program were $450 million and $300 million at March 31, 2006 and December 31, 2005, respectively. These receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,057 million and $1,008 million of receivables transferred by SFRC to the master trust at March 31, 2006 and December 31, 2005, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $607 million and $708 million at March 31, 2006 and December 31, 2005, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $450 million and $300 million at March 31, 2006 and December 31, 2005, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $3.5 billion and $3.1 billion for the three months ended March 31, 2006 and 2005, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $4 million and $3 million for the three months ended March 31, 2006 and 2005, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 4.6 percent and 2.6 percent in the three months ended March 31, 2006 and 2005, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At March 31, 2006 and December 31, 2005, $37 million and $36 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At March 31, 2006 and December 31, 2005, $43 million and $45 million, respectively, of such allowances had been recorded, of which $39 million and $42 million, respectively, had been recorded as a reduction to accounts receivable, net. Additionally, at March 31, 2006 and December 31, 2005, approximately $4 million and $3 million, respectively, had been recorded as an allowance for bill adjustments and uncollectible accounts in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the three months ended March 31, 2006 and 2005, $2 million of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At March 31, 2006, BNSF Railway was in compliance with these provisions.

4. Debt

Commercial Paper

BNSF issues commercial paper from time to time that is supported by a bank revolving credit agreement. At March 31, 2006, there are no bank borrowings against the revolving credit agreement. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under this agreement. As of March 31, 2006, the Company has borrowing capacity of up to $1.2 billion under its long-term bank credit facility, which expires in June 2010. Annual facility fees are currently 0.1 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. The Company classifies commercial paper as long-term to the extent of its borrowing capacity under the facility. BNSF must maintain compliance with certain financial covenants under its revolving credit agreements. At March 31, 2006, the Company was in compliance with these covenants.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Commercial paper outstanding of $1.1 billion as of March 31, 2006, includes $433 million issued to a consolidated subsidiary of BNSF and is eliminated upon consolidation. The maturity value of commercial paper as of March 31, 2006, of $1.1 billion, reduces the total capacity available under the revolving credit agreement to approximately $100 million.

Notes and Debentures

Pursuant to Board authority, BNSF can issue up to an additional $1 billion of debt securities. The Company expects that it will file shelf registration statements for this additional $1 billion when it is ready to issue the debt.

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2006, are as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount [a]	Remaining Term (in years)	Capitalized Obligations [b]
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$62	$94	$94	12	$34
Westside Intermodal Transportation Corporation	0.0%	$43	$69	$—	17	$35
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$21	$—	17	$11
Various lessors (Residual value guarantees)	0.0%	N/A	$298	$298	Various	$68	[c]
All other	0.0%	$8	$9	$4	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
c	Reflects the FIN 45 asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheets.

Kinder Morgan Energy Partners, L.P.

Santa Fe Pacific Pipelines, Inc. (SFPP), an indirect, wholly owned subsidiary of BNSF, has a guarantee in connection with its remaining special limited partnership interest in SFPP, L.P., a subsidiary of Kinder Morgan Energy Partners, L.P. to be paid only upon default by the partnership. All obligations with respect to the guarantee will cease upon termination of ownership rights, which would occur upon a put notice issued by BNSF or the exercise of the call rights by the general partners of SFPP, L.P.

Kansas City Terminal Intermodal Transportation Corporation

BNSF Railway and another major railroad jointly and severally guarantee $62 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF has a 25 percent ownership in KCTRC, accounts for its interest using the equity method of accounting, and will be required to fund a portion of the remaining obligation upon default by the original debtor.

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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of March 31, 2006, the Company has recorded a $68 million asset and corresponding liability for the fair value of the RVG.

All other

As of March 31, 2006, BNSF guarantees $8 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $4 million of the $8 million of guarantees. These guarantees expire between 2006 and 2014.

Other than as discussed above, there is no collateral held by a third party that the Company could obtain and liquidate to recover any amounts paid under the above guarantees.

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

5. Commitments and Contingencies

Personal Injury

Personal injury claims, including asbestos claims and employee work-related injuries and third-party injuries (collectively, other personal injury), are a significant expense for the railroad industry. Personal injury claims by BNSF Railway employees are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to increased expenses in past years. Other proceedings include claims by non-employees for punitive as well as compensatory damages. A few proceedings purport to be class actions. The variability present in settling these claims, including non-employee personal injury and matters in which punitive damages are alleged, could result in increased expenses in future years. BNSF has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

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

Asbestos

The Company is party to a number of personal injury claims by employees and non-employees who may have been exposed to asbestos. The heaviest exposure for BNSF employees was due to work conducted in and around the use of steam locomotive engines that were phased out between the years of 1950 and 1967. However, other types of exposures, including exposure from locomotive component parts and building materials, continued after 1967, until they were substantially eliminated by 1985.

Annually, BNSF engages a third party with extensive experience in performing asbestos studies to assist in assessing its unasserted liability exposure. The objective of the assessment is to determine the number of estimated unasserted asbestos claims and the estimated average cost per claim by estimating its exposed population, which is used to derive the estimated number of unasserted claims that will likely require payment by the Company. The estimated average cost per claim is determined utilizing recent actual average cost per claim data.

During the third quarter of 2005, the Company obtained an update of the original September 2004 study, which indicated that the original study continued to represent a reasonable estimate of BNSF’s future asbestos exposure. Therefore, management recorded no additional expense as a result of this update. Although the Company plans to update the study again in the third quarter of 2006, BNSF monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates when necessary.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

Three Months Ended March 31,	2006	2005
Beginning balance	$326	$345
Accruals	—	—
Payments	(4)	(5)

Ending balance at March 31,	$322	$340

Of the March 31, 2006 obligation, $260 million is related to unasserted claims while $62 million is related to asserted claims. At March 31, 2006, $21 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes information regarding only asserted asbestos claims filed against BNSF:

	2006	2005
Claims unresolved at January 1,	2,121	1,926
Claims filed	211	173
Claims settled, dismissed or otherwise resolved	(179)	(180)

Claims unresolved at March 31,	2,153	1,919

Based on BNSF’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985), which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF specific data that was the basis for the study. BNSF projects that approximately 50, 70 and 90 percent of the future unasserted asbestos claims will be incurred within the next 10, 15 and 25 years, respectively.

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $225 million to $425 million. However, BNSF believes that the $322 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

The amounts recorded by BNSF for the asbestos-related liability were based upon currently known facts. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

While the final outcome of asbestos-related matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, the occurrence of a number of these items in the same period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Other Personal Injury

BNSF uses a third-party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency, and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in Financial Accounting Standards Board (FASB) Interpretation No. 14 (FIN 14), Reasonable Estimation of the Amount of Loss, is immaterial for these other occupational trauma claims.

BNSF obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

Three Months Ended March 31,	2006	2005
Beginning balance	$422	$459
Accruals	49	45
Payments	(39)	(65)

Ending balance at March 31,	$432	$439

At March 31, 2006, $164 million was included in current liabilities. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding personal injury claims, other than asbestos, filed against BNSF:

	2006	2005
Claims unresolved at January 1,	3,617	4,116
Claims filed	876	912
Claims settled, dismissed or otherwise resolved	(957)	(1,144)

Claims unresolved at March 31,	3,536	3,884

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $525 million. However, BNSF believes that the $432 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

The amounts recorded by BNSF for other personal injury claims were based upon currently known facts. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding personal injury litigation in the United States, could cause the actual costs to be higher or lower than projected.

While the final outcome of these other personal injury matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, the occurrence of a number of these items in the same period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

BNSF engages a third-party actuary to assist the Company in estimating the ultimate cost of cleanup efforts at its known environmental sites. The actuary utilizes BNSF’s historical payment patterns, its current estimated percentage to closure ratios, and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the EPA and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress.

Based on the work performed by the third party actuary, during the third quarter of 2005, management recorded additional expense of approximately $12 million. The Company plans to update the study again in the third quarter of 2006. However, on a quarterly basis, BNSF monitors actual experience against the forecasted remediation and related payments made on existing sites and conducts ongoing environmental contingency analyses, which consider a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in, and the ability to pay for, cleanup of other PRPs. Adjustments to the Company’s estimates will continue to be recorded when necessary based on developments in subsequent periods.

The study does not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites. BNSF continues to estimate third-party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. Environmental accruals include amounts for newly identified sites or contaminants, third-party claims, and legal fees incurred for defense of third-party claims and recovery efforts. BNSF’s recorded liability for third-party claims as of March 31, 2006 is approximately $17 million.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 374 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

Three Months Ended March 31,	2006	2005
Beginning balance	$370	$385
Accruals	(2)	—
Payments	(22)	(9)

Ending balance at March 31,	$346	$376

At March 31, 2006, $50 million was included in current liabilities. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at March 31, 2006, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF sites		Superfund sites
	2006	2005	2006	2005
Number of sites at January 1,	369	384	20	24
Sites added during the period	8	5	—	—
Sites closed during the period	(3)	(11)	—	(1)

Number of sites at March 31,	374	378	20	23

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF believes that the $346 million recorded is the best estimate of the Company’s future obligation for environmental costs.

While the final outcome of these environmental matters cannot be predicted with certainty, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, the occurrence of a number of these items in the same period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Other Claims and Litigation

In addition to asbestos, other personal injury, and environmental matters discussed above, BNSF and its subsidiaries are also parties to a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements, and claims relating to service including under contract provisions). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

6. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Three Months Ended March 31,	2006	2005
Beginning balance at January 1,	$132	$154
Accruals	—	5
Payments	(6)	(8)

Ending balance at March 31,	$126	$151

Employee separation liabilities of $126 million were included in the Consolidated Balance Sheet at March 31, 2006, and principally represent the following: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At March 31, 2006, $25 million of the remaining liabilities were included in current liabilities.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $113 million at March 31, 2006. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies, Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2006 and approximately 2024.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $9 million at March 31, 2006, and primarily provide for separation programs announced in 2003, 2004 and 2005 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. During 2005, BNSF recorded other liabilities of approximately $5 million primarily related to a voluntary severance program for certain union employees, $4 million of which was recorded during the first quarter. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004. The July 2003 separation program resulted in accrued severance costs of approximately $12 million, affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

Other Employee Separation Costs

Other employee separation cost liabilities were $4 million at March 31, 2006, and principally relate to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger. These costs will be paid over the next several years based on deferral elections made by the affected employees. Also included in the other separation cost accrual is an estimate for the remaining payments to be made to other union employees as a result of a relocation program initiated in 2005 for which a $1 million accrual was recorded. As of March 31, 2006, the remaining liability balance related to this voluntary severance program was insignificant as the program is substantially complete.

7. Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost for the three months ended March 31, 2006 and 2005, were as follows (in millions):

Net Periodic Cost	Pension Benefits		Health and Welfare Benefits
	2006	2005	2006	2005
Service cost	$6	$5	$1	$1
Interest cost	24	22	3	4
Expected return on plan assets	(24)	(25)	—	—
Amortization of net loss	11	6	1	1
Amortization of prior service costs	—	—	(2)	(2)

Net cost recognized	$17	$8	$3	$4

8. Stock-Based Compensation

On April 15, 1999, BNSF shareholders approved the BNSF 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, and April 21, 2004, BNSF shareholders approved the amended BNSF 1999 Stock Incentive Plan, which authorized additional awards of 9 million, 6 million and 7 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately three million common shares were available for future grant at March 31, 2006.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee director’s stock plan and authorized 900,000 shares of BNSF common stock to be issued in connection with this plan. Approximately 500,000 common shares were available for future grant at March 31, 2006.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Stock Options

Under BNSF’s stock plans, options may be granted to directors, officers and salaried employees at the fair market value of the Company’s common stock on the date of grant. Stock option grants generally vest ratably over three years and expire within ten years after the date of grant. Shares issued upon exercise of options may be issued from treasury shares or from authorized but unissued shares.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options granted for the periods presented.

Three Months Ended March 31,	2006	2005
Weighted average expected life (years)	2.6	3.8
Weighted average expected volatility	24.0%	24.0%
Weighted average dividend per share	$0.80	$0.68
Weighted average risk free interest rate	4.70%	4.01%
Weighted average fair value of options granted per share	$14.93	$10.38

Expected volatilities are based on historical volatility of the Company’s stock, implied volatilities from traded options on the Company’s stock and other factors. The Company uses historical experience with exercise and post-vesting employment termination behavior to determine the options’ expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.

A summary of the status of stock options as of March 31, 2006, and changes during the period then ended, is presented below (options in thousands, aggregate intrinsic value in millions):

Three Months Ended March 31, 2006	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at January 1, 2006	18,281	$32.45
Granted	210	78.43
Exercised	(2,655)	30.01
Cancelled	(30)	42.05

Balance at March 31, 2006	15,806	$33.45	5.37	$789

Options exercisable at March 31, 2006	11,371	$30.08	4.30	$606

The total intrinsic value of options exercised during the three months ending March 31, 2006 and 2005 were $124 million and $80 million, respectively.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Other Incentive Programs

BNSF has other long-term incentive programs that utilize restricted shares/units. A summary of the status of restricted shares/units as of March 31, 2006, changes during the period then ended and the weighted average grant date fair values are presented below (shares in thousands):

	Time Based		Performance Based		BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program		Total
Balance at January 1, 2006	1,464	$34.80	550	$41.99	1,127	$38.47	70	$37.27	3,211	$37.38
Granted	—	—	—	—	66	81.31	13	81.31	79	81.30
Vested	(12)	29.78	—	—	(310)	25.57	(19)	25.38	(341)	25.71
Cancelled	(5)	39.67	(3)	44.12	(9)	50.01	—	—	(17)	45.89

Balance at March 31, 2006	1,447	$34.84	547	$41.98	874	$46.15	64	$49.79	2,932	$39.87

A summary of the fair value of the restricted share/units vested during the period then ended are presented below.

Total Fair Value of Shares Vested (in millions)	Time Based	Performance Based	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program	Total
March 31, 2006	$1	$—	$25	$1	$27
March 31, 2005	$1	$—	$7	$1	$9

Time-based awards are granted to senior managers within BNSF primarily as a retention tool and to encourage ownership in the Company and generally vest over three years, although in some cases up to five years, and are contingent on continued salaried employment.

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

Certain eligible employees may exchange through the BNSF Incentive Bonus Stock Program (IBSP) the cash payment of their bonus for grants of restricted stock. The grant date fair market value of IBSP awards granted during the quarter ended March 31, 2005, was $47.58. In September 2005, the program was amended so that exchanges of cash bonus payments for awards of restricted stock will no longer be permitted after February 2006.

Certain other salaried employees may participate in the BNSF Discounted Stock Purchase Program (DSPP) and use their bonus to purchase BNSF common stock at a discount from the market price. These shares immediately vest but are restricted for a three-year period. The grant date fair market value of DSPP awards granted during the quarter ended March 31, 2005, was $46.91.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation expense, net of tax, recorded under the BNSF Stock Incentive Programs is shown in the following tables (in millions):

	March 31, 2006	March 31, 2005
Compensation cost	$13	$8
Income tax benefit	(4)	(3)

Total	$9	$5

Compensation cost capitalized	$1	$1

At March 31, 2006, there was $64 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.01 years.

9. Prepaid Forward Common Stock Repurchase

In December 2005, the Company entered into prepaid forward transactions to purchase $600 million of the Company’s common stock whereby a net settlement in shares would occur upon settlement of the transactions. In February 2006, these transactions were settled, and the shares were delivered. While the transactions had no impact on the shares outstanding at the end of 2005, outstanding shares used in the calculation of earnings per share for the three months ended March 31, 2006, were reduced by approximately 8 million shares. As the settlement of the transactions did not occur until late February, only about half of the shares repurchased were reflected in diluted shares. The Company accounted for the transactions in accordance with Emerging Issues Taskforce (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires that the $600 million prepayment be recorded as a reduction in equity in 2005. When the final settlement was made in February, this reduction in equity was reclassified from prepaid forward repurchase of treasury stock to treasury stock.

10. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

For the three months ended March 31, 2006 and March 31, 2005, the weighted average stock options excluded from the computation of diluted earnings per share were insignificant.

11. Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP’s review report is included in this quarterly report; however, PricewaterhouseCoopers LLP does not express an opinion on the unaudited financial information. Accordingly, such report is not a “report” or “part of a registration statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933, and PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of such Act with respect to the review report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of

Directors of Burlington Northern Santa Fe Corporation:

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (the Company) as of March 31, 2006, and the related consolidated statements of income and of cash flows for each of the three-month periods ended March 31, 2006 and 2005 and the consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of stockholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated February 13, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
April 19, 2006

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

Company Overview

Through its subsidiaries, BNSF is engaged primarily in the rail transportation business. The rail operations of BNSF’s primary operating subsidiary, BNSF Railway, comprise one of the largest railroad systems in North America, with 32,000 route miles in 28 states and two Canadian provinces. Through its one operating transportation segment, BNSF Railway transports a wide range of products and commodities including Consumer Products, Industrial Products, Coal and Agricultural Products.

Additional operational information, including weekly intermodal and carload unit reports as submitted to the American Association of Railroads and annual reports submitted to the Surface Transportation Board, are available on our website at www.bnsf.com/investors.

Executive Summary

During the first quarter, BNSF achieved operating income increases from strong customer demand, increasing yields and operating efficiencies as reflected by the following:

•	The Company achieved record first quarter earnings of $1.09 per share. This compared with first-quarter 2005 earnings of $0.83 per share.

•	Quarterly freight revenues of $3.37 billion increased 16 percent compared with the first quarter of 2005, a record for first quarter revenues.

o    The 16 percent increase in revenue is attributable to growth in unit volumes, rates and fuel surcharges.

o    Overall unit volume increased 5 percent in the first quarter compared with the same 2005 period.

o    Volume growth was led by intermodal volume growth of 6 percent, record coal tonnage and coal volume growth of 5 percent.

•	Operating expenses for the first quarter of 2006 increased 14 percent compared with the first quarter of 2005, primarily due to a 5 percent increase in volumes and a 43 percent increase in fuel costs.

•	Operating income increased to approximately $792 million, an increase of $158 million compared with the first quarter of 2005.

•	The Company anticipates that capital commitments for 2006 will be $2.5 billion, or $100 million higher than previously disclosed. The increase is related to the Company’s plans to acquire 52 additional locomotives in the fourth quarter to meet projected demand for locomotive power.

Results of Operations

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Revenues

The following table presents BNSF’s revenue information by commodity group for the three months ended March 31, 2006 and 2005:

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2006	2005	2006	2005	2006	2005
Consumer Products	$1,320	$1,130	1,308	1,235	$1,009	$915
Industrial Products	772	647	390	386	1,979	1,676
Coal	680	598	581	554	1,170	1,079
Agricultural Products	597	524	242	233	2,467	2,249

Total Freight Revenues	3,369	2,899	2,521	2,408	$1,336	$1,204

Other Revenues	94	83

Total Operating Revenues	$3,463	$2,982

Freight revenues for the first quarter of 2006 were $3,369 million, up 16 percent compared with the same 2005 period. Freight revenues included approximately $350 million in fuel surcharges compared with approximately $170 million in the prior year. The increase in freight revenues is due to a 5 percent increase in cars/units and an 11 percent increase in average revenue per car/unit.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following business areas: international intermodal, domestic intermodal, automotive and perishables and dry boxcar.

Consumer Products revenues of $1,320 million for the first quarter of 2006 were $190 million, or 17 percent, greater than the first quarter of 2005. The increase in cars/units was due primarily to increased demand in the international business area. Additionally, the increase in average revenue per unit, driven primarily by rate increases and increased fuel surcharges, contributed to the overall revenue growth.

Industrial Products

Industrial Products’ freight business consists of four business areas: building products, construction products, chemicals and plastics and petroleum products.

Industrial Products revenues increased $125 million, or 19 percent, to $772 million for the first quarter of 2006. The revenue increase was primarily due to increased revenue in the government and machinery, manufactured products, panel, lumber, cement and steel products sectors. Rate increases along with increases in fuel surcharges and a mix change from short haul, low revenue per unit to longer haul and higher revenue per unit traffic contributed to an 18 percent increase in average revenue per car.

Coal

BNSF is one of the largest transporters of low-sulfur coal in the United States. Approximately 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $680 million for the first quarter of 2006 increased $82 million, or 14 percent, compared with the same period a year ago. The 5 percent increase in cars is a result of higher demand from existing customers and new customer business volumes. Average revenue per car increased 8 percent, primarily driven by contractual rate escalations, fuel surcharges and increased length of haul.

Agricultural Products

The Agricultural Products’ freight business is the transportation of agricultural products including corn, wheat, soybeans, bulk foods, fertilizer and other products.

Agricultural Products revenues of $597 million for the first quarter of 2006 were $73 million, or 14 percent, higher than revenues for the first quarter of 2005. This increase was primarily due to a 10 percent increase in average revenue per car, which was driven by increased fuel surcharges and price increases.

Other Revenues

Other revenues increased $11 million, or 13 percent, to $94 million for the first quarter of 2006. This increase is primarily attributable to volume growth of BNSF Logistics, a wholly-owned non-rail subsidiary that specializes in providing third-party logistic services.

Expenses

Total operating expenses for the first quarter of 2006 were $2,671 million, an increase of $323 million, or 14 percent, versus the same period in 2005.

Compensation and benefits

Compensation and benefits includes expenses for BNSF employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation as well as pension-related expenses.

Compensation and benefits expenses of $919 million were $66 million, or 8 percent, higher than the first quarter of 2005. This increase was primarily related to 5 percent higher unit volumes and wage inflation. Additionally, higher pension expenses and an increase in expense related to the issuance of stock options, which were partially offset by lower incentive compensation expense, contributed to this increase.

Fuel

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities.

Fuel expenses of $561 million for the first quarter of 2006 were $169 million, or 43 percent, higher than the first quarter of 2005. The increase in fuel expense is due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 43 cents to $1.56, resulting in a $153 million increase in expense. The increase in the average all-in cost was comprised of an increase in the average purchase price of 43 cents, or $155 million increase in fuel expenses, partially offset by an increase in the hedge benefit of $2 million (first quarter 2006 benefit of $107 million less first quarter 2005 benefit of $105 million). Consumption in the first quarter of 2006 was 360 million gallons compared with 346 million gallons in the same 2005 period, resulting in a $16 million increase in fuel expenses.

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

Purchased service expenses of $460 million for the first quarter of 2006 were $43 million, or 10 percent, higher than the first quarter of 2005. This increase was primarily due to increases in the following volume-related costs: intermodal ramp costs, locomotive and freight car contract maintenance expense, haulage payments for contracted transportation over other railroads, and purchased transportation costs for BNSF Logistics.

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

Depreciation and amortization expenses of $277 million for the first quarter of 2006 were $14 million, or 5 percent, higher than the same period in 2005. The increase in depreciation expense is due to ongoing capital expenditures.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $231 million for the first quarter of 2006 were $18 million, or 8 percent, higher than the first quarter of 2005. The variance represents expense increases for freight car equipment and locomotive leases, which are related to volume increases and higher lease rates.

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

Materials and other expenses of $223 million for the first quarter of 2006, which consists of approximately $103 million of materials expense with the remainder consisting of other items, were $13 million or 6 percent higher than the first quarter of 2005. The increase is primarily due to higher materials expense and higher property taxes, partially offset by a $22 million gain from a line sale to the state of New Mexico.

Interest expense

Interest expense of $121 million for the first quarter of 2006 was $12 million, or 11 percent, higher than the first quarter of 2005. The increase is primarily due to a higher average debt balance and a lower net interest rate hedge benefit.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance including commercial paper, the leasing of assets and the sale of a portion of accounts receivable.

Operating Activities

Net cash provided by operating activities was $781 million for the three months ended March 31, 2006, compared with $568 million for the three months ended March 31, 2005. The increase is primarily the result of an increase in earnings and an increase in working capital.

Investing Activities

Net cash used for investing activities was $733 million for the three months ended March 31, 2006, compared with $543 million for the three months ended March 31, 2005. Investing activities for the three months ended March 31, 2006, include $455 million of capital expenditures, as discussed below, and $278 million of cash used for other investing activities. The increase in cash used for investing activities primarily reflects the timing of equipment financing activities, partially offset by the New Mexico line sale as discussed in the “Other Matters” section below.

A breakdown of cash capital expenditures for the three months ended March 31, 2006 and 2005, is set forth in the following table (in millions):

Three Months Ended March 31,	2006	2005
Maintenance of Way	$252	$202
Mechanical	43	29
Information Services	23	23
Other	24	15

Total Maintenance of Business	$342	$269
New Locomotive Acquisitions	—	—
Terminal and Line Expansion	113	57

Total	$455	$326

The increase in cash capital expenditures in the first three months of 2006 is primarily due to an increase in capital expenditures to maintain BNSF’s track structure and for terminal and line expansions. The above table does not include expenditures for equipment financed through operating leases (principally related to locomotives).

Financing Activities

Three Months Ended March 31, 2006

Net cash used for financing activities during the first three months of 2006 was $35 million, primarily related to common stock repurchases of $114 million, including $14 million to satisfy tax withholding obligations for stock option exercises, dividend payments of $74 million, partially offset by proceeds from stock options exercised of $62 million, a tax windfall of $49 million and net borrowings of $42 million.

Aggregate debt due to mature within one year is $446 million. BNSF’s ratio of net debt to total capitalization was 42.0 percent at March 31, 2006 compared with 42.7 percent at December 31, 2005. The Company’s adjusted net debt to total capitalization was 51.7 percent at March 31, 2006, compared with 51.5 percent at December 31, 2005. BNSF’s adjusted net debt to total capitalization is a non-GAAP measure and should be considered in addition to, but not as a substitute or preferable to, the information prepared in accordance with GAAP. However, the information is included herein as management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.

The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

	March 31, 2006	December 31, 2005
Net debt to total capitalization [a]	42.0%	42.7%
Adjustment for long-term operating leases	9.9	9.4
Adjustment for other debt equivalents [b]	1.0	0.6
Adjustment for junior subordinated notes [c]	(1.2)	(1.2)

Adjusted net debt to total capitalization	51.7%	51.5%

a	Net debt to total capitalization is calculated as total debt less cash and cash equivalents divided by the sum of net debt and total stockholders’ equity.
b	Adjustment for other debt equivalents principally includes accounts receivable financing. See Note 3 of the Consolidated Financial Statements.
c	Junior subordinated notes are included in total debt on the respective Consolidated Balance Sheets; however, as they include certain equity characteristics as described above, they have been assigned 50 percent equity credit for purposes of this calculation.

Pursuant to existing Board authority, BNSF can issue up to an additional $1 billion of debt securities. The Company expects that it will file shelf registration statements for this additional $1 billion when it is ready to issue the debt.

Three Months Ended March 31, 2005

Net cash used for financing activities during the first three months of 2005 was $232 million, primarily related to common stock repurchases of $225 million, dividend payments of $64 million and additional payments on debt of $43 million, partially offset by proceeds from stock options exercised of $101 million.

Dividends

Common stock dividends declared for the three months ended March 31, 2006 and 2005, were $0.20 and $0.17 per share, respectively. Dividends paid on common stock during the first three months of 2006 and 2005 were $74 million and $64 million, respectively. On February 14, 2006, the Board of Directors (the Board) declared a quarterly dividend of $0.20 per share on outstanding shares of common stock, $0.01 par value, payable April 3, 2006, to shareholders of record on March 13, 2006. On April 20, 2006, the Board declared a quarterly dividend of $0.20 per share on its outstanding shares of common stock, $0.01 par value, payable July 3, 2006, to shareholders of record on June 12, 2006.

Common Stock Repurchase Program

During the first three months of 2006, BNSF repurchased approximately 9.5 million shares of its common stock at an average price of $73.73 per share under the Company’s share repurchase program amounting to a total cost of $700 million. This amount includes $600 million under prepaid forward repurchase agreements, which commenced in December 2005 and concluded in late February 2006. The prepaid forward repurchase agreements included the following: (i) $375 million representing equity credit on junior subordinated notes issued in December 2005, (ii) $100 million related to fourth quarter 2005, and (iii) $225 million for normal first quarter activity. Program-to-date repurchases through March 31, 2006, were 158 million shares at an average price of $32.16 per share, leaving 22 million shares available for repurchase out of the 180 million shares authorized. Additionally, during the three months ended March 31, 2006, the Company repurchased shares from employees at a cost of $14 million to satisfy tax withholding obligations.

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

BNSF has agreed to acquire 845 locomotives by 2009. As of December 31, 2005, BNSF had taken delivery of 403 of the 845 locomotives. During the first three months of 2006, BNSF took delivery of an additional 87 locomotives, which is expected to be primarily financed through operating leases.

During the first quarter of 2006, BNSF agreed to acquire 4,000 covered hoppers, 1,400 double-stack cars and 600 centerbeams by 2010. As of March 31, 2006, BNSF had taken delivery of 21 of the centerbeams.

The locomotives and freight cars under these agreements have been or are expected to be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases and debt issuances. The decision on the method used for a particular acquisition financing will depend on market conditions and other factors at that time.

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

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation (SFRC), as described in Note 3 of the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a minimum consolidated tangible net worth test and a maximum debt-to-capital test. These tests are the same as required in BNSF’s revolving credit agreements. At March 31, 2006, BNSF Railway was in compliance with these provisions.

The accounts receivable sales program provides efficient financing at a competitive interest rate as compared with traditional borrowing arrangements and provides diversification of funding sources. Since the funding is collateralized by BNSF receivables, the risk of exposure is only as great as the risk of default on these receivables.

Guarantees

The Company acts as guarantor for certain debt and lease obligations of others. During the past few years, the Company has primarily utilized guarantees to allow third-party entities to obtain favorable terms to finance the construction of assets that will benefit the Company. Additionally, in the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. The Company does not expect performance under these guarantees or indemnities to have a material adverse effect on the Company’s liquidity in the foreseeable future (see Note 4 of the Consolidated Financial Statements).

Other Matters

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment on January 1, 2006. This statement requires BNSF to recognize the cost of employee services received in exchange for the Company’s equity instruments, and the Company has chosen to adopt SFAS No. 123R on a modified prospective basis; accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method of SFAS No. 123R. Since the adoption of this new guidance, there have been no significant changes in the quantity or types of instruments used in stock-based compensation programs, nor have there been any significant changes in the terms of existing stock-based compensation arrangements. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123R, and no material cumulative adjustments were recorded in the Company’s financial statements. Additional information concerning the Company’s stock-based compensation is incorporated by reference from Notes 1 and 8 to the Consolidated Financial Statements.

Commercial

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

Fuel

BNSF measures the fair value of fuel hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties. BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance (see Note 2 to the Consolidated Financial Statements).

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates, establishing rates in anticipation of future debt issuances, and converting a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy. BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements (see Note 2 to the Consolidated Financial Statements).

New Mexico Department of Transportation

In the fourth quarter of 2005, BNSF Railway Company entered into agreements with the New Mexico Department of Transportation (NMDOT) to sell the Company’s rail line and certain adjacent property between Belen, New Mexico and Trinidad, Colorado, while maintaining freight easement rights on the line. During the first quarter of 2006, upon the closing of the sale of one of the line segments, the Company recognized a gain of $22 million and received a cash payment of $45 million. The gain was recorded as a component of materials and other expense.

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

Current Bargaining Round

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

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to the following:

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

•    Legal and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication, increased economic regulation of the rail industry, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational disease, the release of hazardous materials, environmental contamination and damage to property, or relating to rates and services; and

•    Operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, congestion on other railroads, disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

Three Months Ended March 31,	2006	2005
Fuel-hedge benefit (including ineffective portion of unexpired hedges)	$107	$105
Interest rate hedge benefit	1	6

Total hedge benefit	108	111
Tax effect	(41)	(42)

Hedge benefit, net of tax	$67	$69

The Company’s fuel-hedge benefit is due to increases in fuel prices subsequent to the initiation of various hedges. The interest rate hedge benefit is the result of the conversion of fixed-rate long-term debt to floating-rate debt coupled with lower interest rates. The information presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Notes 2 and 4 of the Consolidated Financial Statements describe significant aspects of BNSF’s financial instrument activities, which have a material market risk. Additionally, the Company uses fuel surcharges to mitigate the risk of fuel price volatility.

Commodity Price Sensitivity

BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of March 31, 2006, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI), which is defined as the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI, and HO.

At March 31, 2006, BNSF had recorded in the Consolidated Balance Sheet a fuel-hedging asset of $275 million for fuel hedges covering 2006 and 2007.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending March 31, 2007, and the balance sheet impact from the hypothetical price changes, both based on hedge position at March 31, 2006:

Sensitivity Analysis

Hedged commodity price change	Fuel-hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel-hedge fair value
10 percent increase	$54 million increase	$52 million increase
10 percent decrease	$54 million decrease	$52 million decrease

Based on fuel consumption during the twelve-month period ending March 31, 2006, of 1,417 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a ten percent increase or decrease in the commodity price per gallon would result in an approximate $245 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis.

At March 31, 2006, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

Interest Rate Sensitivity

From time to time, BNSF enters into various interest rate hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate debt to floating-rate debt. These interest rate hedges are accounted for as cash flow or fair value hedges. BNSF’s measurement of the fair value of these hedges is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

At March 31, 2006, the fair value of BNSF’s debt, excluding capital leases, was $6,995 million. Additionally, the Company had recorded an interest rate hedging asset of $22 million and a net liability of $9 million for cash flow and fair value hedges, respectively.

The following table is an estimate of the impact to earnings and the fair value of the total debt and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending March 31, 2007, based on debt levels and outstanding hedges as of March 31, 2006:

Sensitivity Analysis

Hypothetical change in interest rates	Floating rate debt - Annual pre-tax earnings impact	Change in fair value
		Total debt	Interest rate hedges

1 percent decrease	$14 million increase	$584 million increase	$19 million decrease
1 percent increase	$14 million decrease	$494 million decrease	$13 million increase

Further information on interest rate hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements. Information on the Company’s debt, which may be sensitive to interest rate fluctuations, is incorporated by reference from Note 4 to the Consolidated Financial Statements.

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended March 31, 2006 (shares in thousands):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[b]
January 1 – 31	51	$74.09	—	31,763
February 1 – 28	8,431	$73.20	8,388	23,375
March 1 – 31	1,231	$78.16	1,105	22,270

Total	9,713	$73.83	9,493

a	Total number of shares purchased includes approximately 220,000 shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 182,000 shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.
b	On July 17, 1997, the Board initially authorized and the Company announced the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. On December 9, 1999, April 20, 2000, September 21, 2000, January 16, 2003 and December 8, 2005, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date for a total of 180 million shares authorized. The share repurchase program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

Election of Eleven Directors

At the April 19, 2006, annual meeting of shareholders, the Company’s shareholders elected 11 directors, each for a one-year term.

The shareholders elected the Company’s 11 nominees to the 11 director positions by the vote shown below:

Nominees	Votes For	Withheld
Alan L. Boeckmann	288,478,014	20,707,025
Donald G. Cook	300,991,349	8,193,690
Vilma S. Martinez	285,553,835	23,631,204
Marc F. Racicot	280,741,832	28,443,207
Roy S. Roberts	297,414,627	11,770,412
Matthew K. Rose	296,994,860	12,190,179
Marc J. Shapiro	299,108,733	10,076,306
J.C. Watts, Jr.	300,170,990	9,014,049
Robert H. West	297,547,109	11,637,930
J. Steven Whisler	284,943,292	24,241,747
Edward E. Whitacre, Jr.	274,979,467	34,205,572

Ratification of the Appointment of Independent Auditor

The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor in 2006 as follows:

-	For: 304,105,565

-	Against: 2,663,872

-	Abstentions: 2,415,602

Approval of the Burlington Northern Santa Fe 1999 Stock Incentive Plan, as amended and restated

The shareholders voted on the proposal to approve the amended and restated Burlington Northern Santa Fe 1999 Stock Incentive Plan as follows:

-	For: 253,174,293

-	Against: 15,800,828

-	Abstentions: 3,083,227

Approval of the BNSF Railway Company Incentive Compensation Plan, as amended and restated

The shareholders voted on the proposal to approve the amended and restated BNSF Railway Company Incentive Compensation Plan as follows:

-	For: 290,587,301

-	Against: 15,443,359

-	Abstentions: 3,154,379

Shareholder proposal recommending majority voting in director elections

The shareholders voted upon a shareholder proposal recommending majority voting in director elections as follows:

-	For: 101,475,616

-	Against: 164,360,733

-	Abstentions: 6,221,999

Shareholder proposal recommending separation of Chairman and Chief Executive Officer

The shareholders voted upon a shareholder proposal recommending separation of Chairman and Chief Executive Officer as follows:

-	For: 111,809,800

-	Against: 156,808,811

-	Abstentions: 3,439,737

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated: April 25, 2006

S-1

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

Exhibit Index

10.1	Burlington Northern Santa Fe 1999 Stock Incentive Stock Plan as amended and restated effective April 19, 2006. Incorporated by reference to Exhibit 10.1 to Burlington Northern Santa Fe Corporation’s Report on Form 8-K (Date of earliest event reported: April 19, 2006).

10.2	BNSF Railway Company Incentive Compensation Plan as amended and restated April 19, 2006. Incorporated by reference to Exhibit 10.2 to Burlington Northern Santa Fe Corporation’s Report on Form 8-K (Date of earliest event reported: April 19, 2006).

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Independent Registered Public Accounting Firm’s Awareness Letter.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

E-1