Form 10-Q
period 2006-06-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2006-07-25
CIK 934612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 17, 2006
Common stock, $.01 par value	361,961,615 shares

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$3,701	$3,138	$7,164	$6,120

Operating expenses:
Compensation and benefits	928	849	1,847	1,702
Fuel	678	461	1,239	853
Purchased services	481	424	945	841
Depreciation and amortization	279	268	556	531
Equipment rents	232	218	463	431
Materials and other	240	208	459	418

Total operating expenses	2,838	2,428	5,509	4,776

Operating income	863	710	1,655	1,344
Interest expense	118	112	239	221
Other expense, net	11	8	20	15

Income before income taxes	734	590	1,396	1,108
Income tax expense	264	224	516	421

Net income	$470	$366	$880	$687

Earnings per share:
Basic earnings per share	$1.30	$0.98	$2.42	$1.84
Diluted earnings per share	$1.27	$0.96	$2.35	$1.79
Average shares:
Basic	361.7	372.3	364.2	373.1
Dilutive effect of stock awards	9.0	9.4	9.5	10.0

Diluted	370.7	381.7	373.7	383.1

Dividends declared per share	$0.20	$0.17	$0.40	$0.34

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, shares in thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$73	$75
Accounts receivable, net	542	678
Materials and supplies	466	396
Current portion of deferred income taxes	248	218
Current portion of fuel-hedging asset	196	303
Other current assets	317	210

Total current assets	1,842	1,880

Property and equipment, net	27,107	26,551
Other assets	2,080	1,873

Total assets	$31,029	$30,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,745	$2,773
Long-term debt due within one year	751	456

Total current liabilities	3,496	3,229
Long-term debt and commercial paper	6,521	6,698
Deferred income taxes	8,015	7,916
Casualty and environmental liabilities	844	878
Minimum pension liability	417	417
Employee separation costs	95	107
Other liabilities	1,651	1,551

Total liabilities	21,039	20,796

Commitments and contingencies (see Notes 2, 4, and 5)
Stockholders’ equity:
Common stock, $.01 par value, 600,000 shares authorized; 530,988 shares and 527,289 shares issued, respectively	5	5
Additional paid-in capital	6,895	6,702
Retained earnings	8,780	8,045
Treasury stock, at cost, 169,053 shares and 155,718 shares, respectively	(5,566)	(4,569)
Prepaid forward repurchase of treasury stock	—	(600)
Unearned compensation	—	(22)
Accumulated other comprehensive loss	(124)	(53)

Total stockholders’ equity	9,990	9,508

Total liabilities and stockholders’ equity	$31,029	$30,304

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Six Months Ended June 30,	2006	2005
OPERATING ACTIVITIES
Net income	$880	$687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	556	531
Deferred income taxes	114	141
Employee separation costs paid	(12)	(15)
Long-term casualty and environmental liabilities, net	(39)	(33)
Other, net	20	(18)
Changes in current assets and liabilities:
Accounts receivable, net	(64)	(101)
Change in accounts receivable sales program	200	—
Materials and supplies	(70)	(39)
Other current assets	(84)	(53)
Accounts payable and other current liabilities	33	179

Net cash provided by operating activities	1,534	1,279

INVESTING ACTIVITIES
Capital expenditures	(1,024)	(798)
Other, net	(226)	(504)

Net cash used for investing activities	(1,250)	(1,302)

FINANCING ACTIVITIES
Net increase in commercial paper and bank borrowings	174	308
Payments on long-term debt	(100)	(83)
Dividends paid	(147)	(128)
Proceeds from stock options exercised	87	127
Purchase of BNSF common stock	(375)	(442)
Excess tax benefits from equity compensation plans	75	—
Other, net	—	(2)

Net cash used for financing activities	(286)	(220)

Decrease in cash and cash equivalents	(2)	(243)
Cash and cash equivalents:
Beginning of period	75	322

End of period	$73	$79

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$211	$198
Income taxes paid, net of refunds	$454	$255
Non-cash asset financing	$50	$38

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Shares in thousands, dollars in millions, except per share data)

(Unaudited)

	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Prepaid Forward Repurchase of Treasury Stock	Unearned Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
Balance at December 31, 2005	527,289	(155,718)	$6,707	$8,045	$(4,569)	$(600)	$(22)	$(53)	$9,508
Common stock dividends, $0.40 per share			—	(145)	—	—	—	—	(145)
Expense associated with restricted stock and stock options	83	(27)	34	—	—	—	—	—	34
Exercise of stock options and related tax benefit of $75	3,616	(278)	184	—	(22)	—	—	—	162
Adjustment upon adoption of SFAS 123R	—	—	(25)	—	—	—	22	—	(3)
Purchase of BNSF common stock (a)	—	(4,812)	—	—	(375)	—	—	—	(375)
Prepaid forward repurchase of treasury stock	—	(8,218)	—	—	(600)	600	—	—	—
Comprehensive income:
Net income			—	880	—	—	—	—	880
Loss on derivative instruments and other items, net of tax expense of $44			—	—	—	—	—	(71)	(71)
Total comprehensive income									809

Balance at June 30, 2006	530,988	(169,053)	$6,900	$8,780	$(5,566)	$—	$—	$(124)	$9,990

a	Total-to-date share repurchases through June 30, 2006, was 161 million shares at an average price of $33.05 per share, leaving 19 million shares available for repurchase out of the 180 million shares authorized.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of June 30, 2006, and the results of operations for the three and six month periods ended June 30, 2006 and 2005.

Certain comparative prior period amounts in the Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported operating income or net income.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, on January 1, 2006. This statement requires BNSF to recognize the cost of employee services received in exchange for the Company’s equity instruments. Under SFAS No. 123R, BNSF is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. BNSF has elected to adopt SFAS No. 123R on a modified prospective basis; accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method. Additionally, in conjunction with the adoption of SFAS No. 123R, the Company recorded a favorable cumulative adjustment for estimated forfeitures of $3 million, which, due to its immateriality, was included as a reduction to compensation expense in the first quarter of 2006.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$366	$687
Stock-based employee compensation expense included in reported net income, net of related tax effects	5	10
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(10)	(20)

Pro forma net income	$361	$677

Earnings per share:
Basic – as reported	$0.98	$1.84

Basic – pro forma	$0.97	$1.81

Diluted – as reported	$0.96	$1.79

Diluted – pro forma	$0.95	$1.77

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

Fuel

Fuel costs represented 22 percent and 18 percent of total operating expenses during the six month periods ended June 30, 2006 and 2005, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the second quarter of 2006 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $15 million of additional fuel expense on an annual basis.

    Total Fuel-Hedging Activities

As of June 30, 2006, BNSF’s total fuel hedging positions covered 18 percent and 3 percent of estimated fuel purchases for the remainder of 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Hedge benefit	$120	$124	$227	$231
Ineffective portion of unexpired hedges	—	—	—	(2)
Tax effect	(46)	(48)	(87)	(88)

Hedge benefit, net of tax	$74	$76	$140	$141

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions are as follows (in millions):

	June 30, 2006	December 31, 2005
Short-term fuel-hedging asset	$196	$303
Long-term fuel-hedging asset	—	33
Ineffective portion of unexpired hedges	—	—
Tax effect	(75)	(129)

Amount included in AOCI, net of tax	$121	$207

Settled fuel-hedging contracts receivable	$120	$143

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

    NYMEX #2 Heating Oil Hedges

As of June 30, 2006, BNSF had entered into fuel swaps and costless collar agreements utilizing New York Mercantile Exchange (NYMEX) #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. Over the twelve months ended June 30, 2006, the sum of all such costs averaged approximately 19 cents per gallon.

During the first half of 2006, the Company converted approximately 129 million gallons of West Texas Intermediate (WTI) collars into HO swaps at an average price of approximately $0.97 per gallon.

The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of June 30, 2006. There are no HO hedge positions beyond the first quarter of 2007.

	Quarter Ending
2006	September 30,	December 31,	Total
HO Swaps
Gallons hedged (in millions)	34.65	22.05	56.70
Average swap price (per gallon)	$1.00	$1.09	$1.04
Fair value (in millions)	$37	$24	$61

HO Collars
Gallons hedged (in millions)	28.35	31.50	59.85
Average cap price (per gallon)	$0.91	$0.94	$0.93
Average floor price (per gallon)	$0.84	$0.87	$0.85
Fair value (in millions)	$33	$39	$72

Quarter Ending
2007	March 31,
HO Collars
Gallons hedged (in millions)	31.50
Average cap price (per gallon)	$0.93
Average floor price (per gallon)	$0.86
Fair value (in millions)	$39

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    West Texas Intermediate Crude Oil Hedges

In addition, BNSF enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended June 30, 2006, the sum of all such costs averaged approximately 50 cents per gallon.

No additional WTI hedges were entered into during the first six months of 2006. However, the Company converted approximately 129 million gallons of WTI collars into HO swaps as discussed in the NYMEX #2 Heating Oil Hedges section.

The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of June 30, 2006. There are no WTI positions beyond the first quarter of 2007.

Quarter Ending
2006	September 30,
WTI Swaps
Barrels hedged (in thousands)	375
Equivalent gallons hedged (in millions)	15.75
Average swap price (per barrel)	$25.69
Fair value (in millions)	$18

Quarter Ending
2007	March 31,
WTI Collars
Barrels hedged (in thousands)	150
Equivalent gallons hedged (in millions)	6.30
Average cap price (per barrel)	$33.00
Average floor price (per barrel)	$29.00
Fair value (in millions)	$6

    NYMEX #2 Heating Oil Refining Spread Hedges

During the six months ended June 30, 2006, the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 66 million gallons of fuel with an average swap price of $10.20 per barrel. HO-WTI is the difference in price between HO and WTI; therefore, a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap.

The following table provides fuel hedge data for all HO-WTI fuel hedges outstanding as of June 30, 2006. There are no HO-WTI swaps beyond the third quarter of 2006.

Quarter Ending
2006	September 30,
HO-WTI Swaps
Barrels hedged (in thousands)	375
Equivalent gallons hedged (in millions)	15.75
Average swap price (per barrel)	$11.96
Fair value (in millions)	$—

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

Total Interest Rate Hedging Program

All interest rate derivative transactions outstanding are reflected in the following table:

	June 30, 2006
	Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fair value hedges
Fixed to variable swaps (in millions)	$—	$300	$—	$200	$250	$—	$750	$(15)
Average fixed rate	—%	7.88%	—%	6.13%	7.13%	—%	7.16%
Average floating rate	—%	7.67%	—%	5.80%	8.20%	—%	7.35%

Cash flow hedges
Forward-starting swaps (in millions)	$250	$—	$—	$—	$—	$—	$250	$33
Average swap rate	4.87%	—%	—%	—%	—%	—%	4.87%

BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

    Fair Value Interest Rate Hedges

The Company enters into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of both June 30, 2006, and December 31, 2005, BNSF had entered into ten separate swaps with an aggregate notional amount of $750 million, in which it pays an average floating rate, which fluctuates quarterly, based on the London Interbank Offered Rate (LIBOR).

The amounts recorded in the Consolidated Statements of Income, as a reduction of interest expense, for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Hedge benefit	$—	$5	$1	$11
Tax effect	—	(2)	—	(4)

Hedge benefit, net of tax	$—	$3	$1	$7

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, with a corresponding increase to debt or accrued interest, are as follows (in millions):

	June 30, 2006	December 31, 2005
Short-term interest rate hedging asset (liability)	$(1)	$1
Long-term interest rate hedging asset (liability)	$(14)	$(1)

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

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	June 30, 2006	December 31, 2005
Interest rate hedging asset	$33	$8
Tax effect	(13)	(3)

Interest rate hedging asset in AOCI, net of tax	$20	$5

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

The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at June 30, 2006, which was comprised of two $350 million, 364-day accounts receivable facilities that mature in October 2006. The Company expects to renew the facilities upon their expiration in October. Outstanding undivided interests held by investors under the A/R sales program were $500 million and $300 million at June 30, 2006, and December 31, 2005, respectively. These receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,104 million and $1,008 million of receivables transferred by SFRC to the master trust at June 30, 2006, and December 31, 2005, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $604 million and $708 million at June 30, 2006, and December 31, 2005, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $500 million and $300 million at June 30, 2006, and December 31, 2005, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $7.6 billion and $6.4 billion for the six months ended June 30, 2006 and 2005, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $10 million and $6 million for the six months ended June 30, 2006 and 2005, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 4.8 percent and 2.9 percent in the six months ended June 30, 2006 and 2005, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At June 30, 2006, and December 31, 2005, $31 million and $36 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At June 30, 2006, and December 31, 2005, $40 million and $45 million, respectively, of such allowances had been recorded, of which $36 million and $42 million, respectively, had been recorded as a reduction to accounts receivable, net. Additionally, at June 30, 2006, and December 31, 2005, approximately $4 million and $3 million, respectively, had been recorded as an allowance for bill adjustments and uncollectible accounts in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the six months ended June 30, 2006 and 2005, $4 million of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At June 30, 2006, BNSF Railway was in compliance with these provisions.

4. Debt

Commercial Paper

As of June 30, 2006, the Company had borrowing capacity of up to $1.2 billion under its long-term bank credit facility, which expires in June 2010. Annual facility fees are currently 0.1 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving credit agreement. At June 30, 2006, the Company was in compliance with these covenants.

Additionally, in April 2006, BNSF entered into a $250 million revolving promissory note that expires the earliest of (i) 180 days from the date of the promissory note; (ii) the date on which BNSF has entered into its third capital markets transaction since the date of the note in an amount of at least $100 million each; or (iii) an event of default occurring under the $1.2 billion long-term bank credit facility.

At June 30, 2006, there were no bank borrowings against the revolving credit agreement or the note.

BNSF issues commercial paper from time to time that is supported by the bank revolving credit agreement and promissory note discussed above. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under these agreements. Commercial paper outstanding under the $1.2 billion bank credit facility is classified as long-term debt. However, in the event that the Company utilizes the $250 million promissory note and issues commercial paper in an amount exceeding $1.2 billion, this additional debt will be classified as short term.

The maturity value of commercial paper as of June 30, 2006, of $1,146 million, reduced the total capacity available under the revolving credit agreement and promissory note to $304 million. Commercial paper outstanding included $407 million issued to a consolidated subsidiary of BNSF that was eliminated upon consolidation. Consolidated commercial paper outstanding of $739 million was classified as long-term debt in the Company’s Consolidated Balance Sheet.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Notes and Debentures

Pursuant to existing Board authority, BNSF can issue up to an additional $1 billion of debt securities. The Company is required to file shelf registration statements prior to issuing the $1 billion of debt.

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2006, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount [a]	Remaining Term (in years)	Capitalized Obligations [b]
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$62	$94	$94	12	$33
Westside Intermodal Transportation Corporation	0.0%	$42	$66	$—	17	$35
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$13	$21	$—	17	$11
Various lessors (Residual value guarantees)	0.0%	N/A	$298	$298	Various	$69	[c]
All other	0.0%	$9	$10	$4	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
c	Reflects the FIN 45 asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheets.

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

    Westside Intermodal Transportation Corporation and The Unified Government of Wyandotte County/Kansas City, Kansas

BNSF has outstanding guarantees of $55 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC, and payments related to BNSF’s guarantee of this obligation will only be called for upon default by the original debtor.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    Residual value guarantees (RVG)

In the normal course of business, the Company enters into leases in which it guarantees the residual value of certain leased equipment. Some of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If the Company elects not to exercise these options, it may be required to pay the lessor an amount not exceeding the RVG. The amount of any payment is contingent upon the actual residual value of the leased equipment. Some of these leases also require the lessor to pay the Company any surplus if the actual residual value of the leased equipment is over the RVG. These guarantees will expire between 2006 and 2011.

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of June 30, 2006, the Company had recorded a $69 million asset and corresponding liability for the fair value of the RVG.

    All other

As of June 30, 2006, BNSF guaranteed $9 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $4 million of the $9 million of guarantees. These guarantees expire between 2006 and 2014.

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

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$322	$340	$326	$345
Accruals	—	—	—	—
Payments	(4)	(4)	(8)	(9)

Ending balance at June 30,	$318	$336	$318	$336

Of the June 30, 2006 obligation, $256 million was related to unasserted claims while $62 million was related to asserted claims. At June 30, 2006, $21 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Claims unresolved at beginning of period	2,153	1,919	2,121	1,926
Claims filed	150	312	361	485
Claims settled, dismissed or otherwise resolved	(150)	(111)	(329)	(291)

Ending balance at June 30,	2,153	2,120	2,153	2,120

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $225 million to $425 million. However, BNSF believes that the $318 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$432	$439	$422	$459
Accruals	47	45	96	90
Payments	(53)	(35)	(92)	(100)

Ending balance at June 30,	$426	$449	$426	$449

At June 30, 2006, $164 million was included in current liabilities. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Claims unresolved at beginning of period	3,536	3,884	3,617	4,116
Claims filed	901	1,025	1,777	1,937
Claims settled, dismissed or otherwise resolved	(1,049)	(1,194)	(2,006)	(2,338)

Ending balance at June 30,	3,388	3,715	3,388	3,715

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $525 million. However, BNSF believes that the $426 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

The study does not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites. BNSF continues to estimate third-party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. Environmental accruals include amounts for newly identified sites or contaminants, third-party claims, and legal fees incurred for defense of third-party claims and recovery efforts. BNSF’s recorded liability for third-party claims as of June 30, 2006, is approximately $16 million.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 374 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$346	$376	$370	$385
Accruals	—	8	(2)	8
Payments	(11)	(13)	(33)	(22)

Ending balance at June 30,	$335	$371	$335	$371

At June 30, 2006, $50 million was included in current liabilities. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at June 30, 2006, will be paid over the next ten years, and no individual site is considered to be material.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the environmental sites:

	Three Months Ended June 30,		Six Months Ended June 30,
BNSF Sites	2006	2005	2006	2005
Number of sites at beginning of period	374	378	369	384
Sites added during the period	8	1	16	6
Sites closed during the period	(8)	—	(11)	(11)

Number of sites at June 30,	374	379	374	379

	Three Months Ended June 30,		Six Months Ended June 30,
Superfund Sites	2006	2005	2006	2005
Number of sites at beginning of period	20	23	20	24
Sites added during the period	—	—	—	—
Sites closed during the period	—	—	—	(1)

Number of sites at June 30,	20	23	20	23

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF believes that the $335 million recorded is the best estimate of the Company’s future obligation for environmental costs.

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

Other Claims and Litigation

In addition to asbestos, other personal injury, and environmental matters discussed above, BNSF and its subsidiaries are also parties to a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements and claims relating to service including under contract provisions). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

6. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Six Months Ended June 30,	2006	2005
Beginning balance at January 1,	$132	$154
Accruals	—	7
Payments	(12)	(15)

Ending balance at June 30,	$120	$146

Employee separation liabilities of $120 million were included in the Consolidated Balance Sheet at June 30, 2006, and principally represent the following: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At June 30, 2006, $25 million of the remaining liabilities were included in current liabilities.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $109 million at June 30, 2006. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies, Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2006 and approximately 2024. During the first six months of 2005, the Company updated its estimate and recorded an additional liability of $2 million related to deferred benefits.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $7 million at June 30, 2006, and primarily provide for separation programs announced in 2003, 2004 and 2005 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. During 2005, BNSF recorded other liabilities of approximately $5 million primarily related to a voluntary severance program for certain union employees, $4 million of which was recorded during the first six months of the year. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004. The July 2003 separation program resulted in accrued severance costs of approximately $12 million, affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

Other Employee Separation Costs

Other employee separation cost liabilities were $4 million at June 30, 2006, and principally relate to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger. These costs will be paid over the next several years based on deferral elections made by the affected employees. Also included in the other separation cost accrual is an estimate for the remaining payments to be made to other union employees as a result of a relocation program initiated in 2005 for which a $1 million accrual was recorded. As of June 30, 2006, the remaining liability balance related to this voluntary severance program was insignificant as the program is substantially complete.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

7. Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost for the three and six months ended June 30, 2006 and 2005 were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost	2006	2005	2006	2005
Service cost	$6	$5	$12	$10
Interest cost	23	25	47	47
Expected return on plan assets	(24)	(26)	(48)	(51)
Amortization of net loss	12	7	23	13

Net cost recognized	$17	$11	$34	$19

	Health and Welfare Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost	2006	2005	2006	2005
Service cost	$1	$—	$2	$1
Interest cost	4	3	7	7
Amortization of net loss	1	1	2	2
Amortization of prior service costs	(2)	(1)	(4)	(3)

Net cost recognized	$4	$3	$7	$7

8. Stock-Based Compensation

On April 15, 1999, BNSF shareholders approved the BNSF 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, April 21, 2004 and April 19, 2006, BNSF shareholders approved the amended BNSF 1999 Stock Incentive Plan, which authorized additional awards of 9 million, 6 million, 7 million and 11 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately 12 million common shares were available for future grant at June 30, 2006.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee director’s stock plan and authorized 900,000 shares of BNSF common stock to be issued in connection with this plan. Approximately 500,000 common shares were available for future grant at June 30, 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average expected life (years)	4.93	4.95	4.64	4.74
Weighted average expected volatility	24.0%	24.0%	24.0%	24.0%
Weighted average dividend per share	$0.80	$0.68	$0.80	$0.68
Weighted average risk free interest rate	4.77%	3.64%	4.76%	3.71%
Weighted average fair value of options granted per share	$21.79	$11.71	$20.91	$11.46

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

A summary of the status of stock options for the three months ended June 30, 2006, and changes during the period then ended, is presented below (options in thousands, aggregate intrinsic value in millions):

Three Months Ended June 30, 2006	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at April 1, 2006	15,806	$33.45
Granted	1,434	80.21
Exercised	(961)	30.85
Cancelled	(116)	36.97

Balance at June 30, 2006	16,163	$37.73	5.54	$671

Options exercisable at June 30, 2006	12,510	$31.24	4.61	$600

A summary of the status of stock options for the six months ended June 30, 2006, and changes during the period then ended, is presented below (options in thousands, aggregate intrinsic value in millions):

Six Months Ended June 30, 2006	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at January 1, 2006	18,281	$32.45
Granted	1,644	79.98
Exercised	(3,616)	30.23
Cancelled	(146)	37.99

Balance at June 30, 2006	16,163	$37.73	5.54	$671

Options exercisable at June 30, 2006	12,510	$31.24	4.61	$600

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The total intrinsic value of options exercised was $49 million and $173 million for the three and six months ended June 30, 2006, and $21 million and $101 million for the three and six months ended June 30, 2005, respectively.

Other Incentive Programs

BNSF has other long-term incentive programs that utilize restricted shares/units. A summary of the status of restricted shares/units for the three months ended June 30, 2006, changes during the period then ended and the weighted average grant date fair values are presented below (shares in thousands):

Three Months Ended June 30, 2006	Time Based		Performance Based		BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program		Total
Balance at April 1, 2006	1,447	$34.84	547	$41.98	874	$46.15	64	$49.79	2,932	$39.87
Granted	315	79.98	235	80.17	—	—	—	—	550	80.06
Vested	(463)	28.17	(1)	41.71	(3)	40.66	—	—	(467)	28.31
Cancelled	(13)	42.40	(10)	46.17	(7)	44.47	—	—	(30)	44.09

Balance at June 30, 2006	1,286	$48.23	771	$53.54	864	$46.19	64	$49.79	2,985	$49.04

A summary of the status of restricted shares/units for the six months ended June 30, 2006, changes during the period then ended and the weighted average grant date fair values are presented below (shares in thousands):

Six Months Ended June 30, 2006	Time Based		Performance Based		BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program		Total
Balance at January 1, 2006	1,464	$34.80	550	$41.99	1,127	$38.47	70	$37.27	3,211	$37.38
Granted	315	79.98	235	80.17	66	81.31	13	81.31	629	80.22
Vested	(475)	28.21	(1)	41.71	(313)	25.73	(19)	25.38	(808)	27.21
Cancelled	(18)	41.64	(13)	45.65	(16)	47.72	—	—	(47)	44.76

Balance at June 30, 2006	1,286	$48.23	771	$53.54	864	$46.19	64	$49.79	2,985	$49.04

A summary of the fair value of the restricted share/units vested during the period then ended are presented below.

Total Fair Value of Shares Vested (in millions)	Time Based	Performance Based	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program	Total
Three Months Ended June 30, 2006	$40	$—	$—	$—	$40
Three Months Ended June 30, 2005	$41	$11	$—	$—	$52
Six Months Ended June 30, 2006	$41	$—	$25	$1	$67
Six Months Ended June 30, 2005	$42	$11	$7	$1	$61

Time-based awards are granted to senior managers within BNSF primarily as a retention tool and to encourage ownership in the Company and generally vest over three years, although in some cases up to five years, and are contingent on continued salaried employment. The grant date fair market value of time-based awards granted during the three and six months ended June 30, 2005 was $49.21 and $49.19, respectively.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Performance-based awards are granted to senior managers within BNSF to encourage ownership in the Company and to align management’s interest with those of its shareholders. Performance-based awards generally vest over three years and are contingent on the achievement of certain predetermined corporate performance goals (e.g., return on invested capital (ROIC)) and continued salaried employment. The grant date fair market value of performance-based awards granted during the three and six months ended June 30, 2005 was $49.21.

Additionally, related to the 2006 and 2005 performance-based grant, eligible employees may also earn performance stock that will be granted in 2009 and 2008 contingent upon achievement of higher ROIC goals and continued salaried employment. The Company has committed to a maximum grant of approximately 235,000 and 316,000 shares, respectively.

Certain eligible employees may exchange through the BNSF Incentive Bonus Stock Program (IBSP) the cash payment of their bonus for grants of restricted stock. The grant date fair market value of IBSP awards granted during the six months ended June 30, 2005 was $47.58. No IBSP awards were granted during the second quarter of 2005. In September 2005, the program was amended so that exchanges of cash bonus payments for awards of restricted stock were no longer permitted after February 2006.

Certain other salaried employees may participate in the BNSF Discounted Stock Purchase Program (DSPP) and use their bonus to purchase BNSF common stock at a discount from the market price. These shares immediately vest but are restricted for a three-year period. The grant date fair market value of DSPP awards granted during the six months ended June 30, 2005 was $46.91. No DSPP awards were granted during the second quarter of 2005.

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation expense, net of tax, recorded under the BNSF Stock Incentive Programs is shown in the following table (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Compensation cost	$20	$8	$33	$16
Income tax benefit	(7)	(3)	(11)	(6)

Total	$13	$5	$22	$10

Compensation cost capitalized	$1	$—	$2	$1

At June 30, 2006, there was $125 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.80 years.

9. Prepaid Forward Common Stock Repurchase

In December 2005, the Company entered into prepaid forward transactions to purchase $600 million of the Company’s common stock whereby a net settlement in shares would occur upon settlement of the transactions. In February 2006, these transactions were settled, and approximately 8 million shares were delivered. While the transactions had no impact on the shares outstanding at the end of 2005, outstanding shares used in the calculation of 2006 earnings per share were reduced by approximately 8 million shares. As the settlement of the transactions did not occur until late February, approximately 8 million and 6 million shares repurchased under this transaction were excluded from the calculation of diluted shares outstanding for the three and six month periods ending June 30, 2006, respectively. The Company accounted for the transactions in accordance with Emerging Issues Taskforce (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which required that the $600 million prepayment be recorded as a reduction in equity in 2005. When the final settlement was made in February, this reduction in equity was reclassified from prepaid forward repurchase of treasury stock to treasury stock.

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

Weighted average stock options totaling 1.2 million and 0.6 million for the three and six months ended June 30, 2006, respectively, and 0.2 million and 0.1 million for the three and six months ended June 30, 2005, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

11. Accounting Pronouncement

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

12. Report of Independent Registered Public Accounting Firm

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Burlington Northern Santa Fe Corporation:

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (the Company) as of June 30, 2006, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2006 and 2005, the consolidated statements of cash flows for the six-months ended June 30, 2006 and 2005 and the consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of stockholders’ equity and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated February 13, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

July 19, 2006

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

Executive Summary

    Second Quarter 2006 – Financial Overview:

During the second quarter of 2006, BNSF continued to achieve operating income increases from strong customer demand, increasing yields and operating efficiencies as reflected by the following:

•	Quarterly earnings were $1.27 per diluted share (including a $0.04 benefit from lower income tax rates), or 32-percent higher than second-quarter 2005 earnings per diluted share of $0.96.

•	The 18-percent increase in revenue is attributable to growth in unit volumes, rates and fuel surcharges.

•	Overall unit volume increased 9 percent in the second quarter compared with the same 2005 period.

•	Volume growth was led by all-time record quarterly coal loadings which increased 14 percent over the same 2005 period.

•	Fuel surcharges increased by approximately $205 million compared with the same 2005 period.

•	Operating expenses for the second quarter of 2006 increased $410 million compared with the second quarter of 2005, primarily due to fuel expense reflecting higher prices and a 9-percent increase in volume.

•	Operating income increased to $863 million, an increase of $153 million compared with the second quarter of 2005.

    Business Outlook for 2006:

•	BNSF has increased its revenue growth outlook for the remainder of 2006 to the 15 to 16 percent range. Approximately half of the revenue increase is anticipated to be driven by volume. BNSF expects the trend of strong unit growth to continue in all four business groups, led by increases in Coal and Consumer Products.

•	Combining this revenue growth with an ongoing focus on efficiency, BNSF expects earnings per share to approach $5.

•	The Company anticipates that capital commitments for 2006 will be $2.6 billion, or $100 million higher than previously estimated. This increase is related to the Company’s plans to provide additional expansion capital predominately in the Powder River Basin.

Results of Operations

    Three Months Ended June 30, 2006, Compared with Three Months Ended June 30, 2005

    Revenues

The following table presents BNSF’s revenue information by commodity group for the three months ended June 30, 2006 and 2005:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2006	2005	2006	2005	2006	2005
	(in millions)		(in thousands)
Consumer Products	$1,479	$1,241	1,419	1,310	$1,042	$947
Industrial Products	838	718	409	397	2,049	1,809
Coal	713	591	613	536	1,163	1,103
Agricultural Products	562	493	238	222	2,361	2,221

Total Freight Revenues	3,592	3,043	2,679	2,465	$1,341	$1,234

Other Revenues	109	95

Total Operating Revenues	$3,701	$3,138

Freight revenues for the second quarter of 2006 were $3,592 million, up 18 percent compared with the same 2005 period. Freight revenues include approximately $425 million in fuel surcharges compared with approximately $220 million in the prior year. This increase was due to a 9-percent increase in cars/units and a 9-percent increase in average revenue per car/unit.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following business areas: international intermodal, domestic intermodal, automotive and perishables and dry boxcar.

Consumer Products revenues of $1,479 million for the second quarter of 2006 were $238 million, or 19 percent, greater than the second quarter of 2005. The 8-percent increase in cars/units was primarily due to strong increases in the international intermodal. Additionally, the increase in average revenue per unit of 10 percent which was driven primarily by rate increases and increased fuel surcharges, contributed to the overall revenue growth.

Industrial Products

Industrial Products’ freight business consists of four business areas: building products, construction products, chemicals and plastics and petroleum products.

Industrial Products revenues increased $120 million, or 17 percent, to $838 million for the second quarter of 2006 as compared to the second quarter of 2005. The revenue increase was driven by double digit growth in each of the four business areas. Rate increases along with increases in fuel surcharges and a mix change from short haul, low revenue per unit to longer haul and higher revenue per unit traffic contributed to a 13-percent increase in average revenue per car.

    Coal

BNSF is one of the largest transporters of low-sulfur coal in the United States. Approximately 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $713 million for the second quarter of 2006 increased $122 million, or 21 percent, compared with the same period a year ago. The 21 percent increase was driven by a 14-percent increase in volumes. In the second quarter, BNSF exceeded its previous all-time quarterly record in coal loadings by more than 5 percent and is currently benefiting from significant customer demand. Average revenue per car increased 5 percent, primarily driven by contractual rate escalations, fuel surcharges and increased length of haul.

Agricultural Products

The Agricultural Products’ freight business is the transportation of agricultural products including corn, wheat, soybeans, bulk foods, fertilizer and other products.

Agricultural Products revenues of $562 million for the second quarter of 2006 were $69 million, or 14 percent, higher than revenues for the second quarter of 2005. This increase was due to a 7-percent increase in units driven largely by strong demand for corn, and a 6-percent increase in average revenue per car, which was driven predominately by higher fuel surcharges associated with higher fuel prices.

Other Revenues

Other revenues increased $14 million, or 15 percent, to $109 million for the second quarter of 2006. This increase was primarily attributable to volume growth of BNSF Logistics, a wholly-owned non-rail subsidiary that specializes in providing third-party logistic services.

    Expenses

Total operating expenses for the second quarter of 2006 were $2,838 million, an increase of $410 million, or 17 percent, versus the same period in 2005.

Compensation and benefits

Compensation and benefits includes expenses for BNSF Railway employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $928 million were $79 million, or 9 percent, higher than the second quarter of 2005. This increase was primarily related to 9 percent higher unit volumes. Additionally, increased pension and stock option expenses were partially offset by a decrease in incentive compensation expense.

Fuel

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities.

Fuel expenses of $678 million for the second quarter of 2006 were $217 million, or 47 percent, higher than the second quarter of 2005. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 50 cents to $1.83, resulting in a $188 million increase in expense. The increase in the average all-in cost was comprised of an increase in the average purchase price of 49 cents, or $184 million increase in fuel expenses, and by a decrease in the hedge benefit of 1 cent, or $4 million (second quarter 2006 benefit of $120 million less second quarter 2005 benefit of $124 million). Consumption in the second quarter of 2006 was 370 million gallons compared with 348 million gallons in the same 2005 period, resulting in a $29 million increase in fuel expenses.

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

Purchased service expenses of $481 million for the second quarter of 2006 were $57 million, or 13 percent, higher than the second quarter of 2005. This increase was primarily due to increases in the following volume-related costs: intermodal ramp costs, locomotive and freight car contract maintenance expense, haulage payments for contracted transportation over other railroads, and purchased transportation costs for BNSF Logistics.

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

Depreciation and amortization expenses of $279 million for the second quarter of 2006 were $11 million, or 4 percent, higher than the same period in 2005. The increase in depreciation expense was due to ongoing capital expenditures.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $232 million for the second quarter of 2006 were $14 million, or 6 percent, higher than the second quarter of 2005. The variance represents expense increases for freight car equipment and locomotive leases, which are related to volume increases and higher lease rates.

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

Materials and other expenses of $240 million for the second quarter of 2006, which consists of approximately $102 million of materials expense with the remainder consisting of other items, were $32 million or 15 percent higher than the second quarter of 2005. The increase was primarily due to higher materials and crew transportation and lodging expense driven largely by volume increases, higher property taxes, and relocation costs associated with new hires.

Interest expense

Interest expense of $118 million for the second quarter of 2006 was $6 million, or 5 percent, higher than the second quarter of 2005. The increase was primarily due to a higher average debt balance.

Income taxes

The effective tax rate for the three months ended June 30, 2006 was 36.0 percent compared with 38.0 percent for the prior year period. The decrease in the effective tax rate primarily reflects a favorable impact of income tax adjustments related to prior periods.

Six Months Ended June 30, 2006, Compared with Six Months Ended June 30, 2005

    Revenues

The following table presents BNSF’s revenue information by commodity group for the six months ended June 30, 2006 and 2005:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2006	2005	2006	2005	2006	2005
	(in millions)	(in thousands)
Consumer Products	$2,799	$2,371	2,727	2,545	$1,026	$932
Industrial Products	1,610	1,365	799	783	2,015	1,743
Coal	1,393	1,189	1,194	1,090	1,167	1,091
Agricultural Products	1,159	1,017	480	455	2,415	2,235

Total Freight Revenues	6,961	5,942	5,200	4,873	$1,339	$1,219

Other Revenues	203	178

Total Operating Revenues	$7,164	$6,120

Freight revenues for the first six months of 2006 were $6,961 million, up 17 percent compared with the same 2005 period. Freight revenues include approximately $775 million in fuel surcharges compared with approximately $390 million in the prior year. This increase was due to a 7-percent increase in cars/units and a 10-percent increase in average revenue per car/unit.

Consumer Products

Consumer Products revenues of $2,799 million for the first six months of 2006 were $428 million, or 18 percent, greater than the first six months of 2005. The 7-percent increase in cars/units was primarily due to strong increases in the international intermodal. Additionally, the increase in average revenue per unit of 10 percent, which was driven primarily by rate increases and increased fuel surcharges, contributed to the overall revenue growth.

Industrial Products

Industrial Products revenues increased $245 million, or 18 percent, to $1,610 million for the first six months of 2006. The revenue increase was driven by double-digit growth in each of the four business areas. Rate increases along with increases in fuel surcharges and a mix change from short haul, low revenue per unit to longer haul and higher revenue per unit traffic contributed to a 16-percent increase in average revenue per car.

Coal

Coal revenues of $1,393 million for the first six months of 2006 increased $204 million, or 17 percent, versus the same period a year ago. The 17-percent increase was driven by a 10-percent increase in volumes driven from significant customer demand and network fluidity. Average revenue per car increased 7 percent, primarily driven by contractual rate escalations, fuel surcharges and increased length of haul.

Agricultural Products

Agricultural Products revenues of $1,159 million for the first six months of 2006 were $142 million, or 14 percent, higher than revenues for the first six months of 2005. This increase was primarily due to an 8-percent increase in average revenue per car, which was predominately driven by increased fuel surcharges associated with higher fuel prices, and a 5-percent unit increase driven primarily by an increase in demand for corn.

Other Revenues

Other Revenues increased $25 million, or 14 percent, to $203 million for the first six months of 2006 compared with the same period in 2005. This increase was primarily attributable to volume growth of BNSF Logistics, a wholly-owned non-rail subsidiary that specializes in providing third-party logistic services.

    Expenses

Total operating expenses for the first six months of 2006 were $5,509 million, an increase of $733 million, or 15 percent, versus the same 2005 period.

Compensation and benefits

Compensation and benefits expenses for the first half of 2006 of $1,847 million were $145 million, or 9 percent, higher than the same 2005 period. This increase was primarily related to 7-percent higher unit volumes. Additionally, increased pension and stock option expenses were partially offset by a decrease in incentive compensation expense.

Fuel

Fuel expenses of $1,239 million for the first six months of 2006 were $386 million, or 45 percent, higher than the first six months of 2005. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 47 cents to $1.70, resulting in a $342 million increase in expense. The increase in the average all-in cost was comprised of an increase in the average purchase price of 47 cents, or $340 million increase in fuel expenses, and a decrease in the hedge benefit of $2 million (first six months 2006 benefit of $227 million less first six months of 2005 benefit of $229 million). Consumption in the first six months of 2006 was 730 million gallons compared with 694 million gallons in the same 2005 period, resulting in a $44 million increase in fuel expenses.

Purchased services

Purchased service expenses of $945 million for the first half of 2006 were $104 million, or 12 percent, higher than the same 2005 period. This increase was primarily due to increases in the following volume-related costs: intermodal ramp costs, locomotive and freight car contract maintenance expense, haulage payments for contracted transportation over other railroads, and purchased transportation costs for BNSF Logistics.

Depreciation and amortization

Depreciation and amortization expenses of $556 million for the first half of 2006 were $25 million, or 5 percent, higher than the same period in 2005. The increase in depreciation expense was due to ongoing capital expenditures.

Equipment rents

Equipment rents expenses for the first six months of 2006 of $463 million were $32 million, or 7 percent, higher than the first six months of 2005. The variance represents expense increases for freight car equipment and locomotive leases, which are related to volume increases and higher lease rates.

Materials and other

Materials and other expenses of $459 million for the first six months of 2006 were $41 million, or 10 percent, higher than the first six months of 2005. Approximately $205 million of the total represents materials expenses with the remainder consisting of other items. The increase was primarily due to higher materials and crew transportation and lodging expense driven largely by volume increases, higher property taxes, relocation costs associated with new hires, and partially offset by a first quarter 2006 gain from a line sale of $22 million to the state of New Mexico.

Interest expense

Interest expense of $239 million for the first six months of 2006 was $18 million, or 8 percent, higher than the first six months of 2005. The increase was primarily due to a higher average debt balance.

Income taxes

The effective tax rate for the six months ended June 30, 2006 was 37.0 percent compared with 38.0 percent for the prior year period. The decrease in the effective tax rate primarily reflects a favorable impact of income tax adjustments related to prior periods.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, through leasing of assets and through the sale of a portion of accounts receivable.

    Operating Activities

Net cash provided by operating activities was $1,534 million for the six months ended June 30, 2006, compared with $1,279 million for the six months ended June 30, 2005. The increase was primarily the result of an increase in earnings before depreciation and amortization expense.

    Investing Activities

Net cash used for investing activities was $1,250 million for the six months ended June 30, 2006, compared with $1,302 million for the six months ended June 30, 2005. Investing activities for the six months ended June 30, 2006, includes $1,024 million of capital expenditures, as discussed below, and $226 million of cash used for other investing activities. The decrease in cash used for investing activities primarily reflects the timing of equipment financing activities, and the New Mexico line sale as discussed in the “Other Matters” section below, partially offset by an increase in capital expenditures.

A breakdown of cash capital expenditures for the six months ended June 30, 2006 and 2005, is set forth in the following table (in millions):

Six Months Ended June 30,	2006	2005
Maintenance of Way	$616	$510
Mechanical	85	62
Information Services	34	34
Other	61	41

Total Maintenance of Business	796	647
New Locomotive Acquisitions	—	—
Terminal and Line Expansion	228	151

Total	$1,024	$798

The increase in cash capital expenditures in the first six months of 2006 was primarily due to an increase in capital expenditures to maintain BNSF’s track structure and for terminal and line expansions. The above table does not include expenditures for equipment financed through operating leases.

    Financing Activities

Six Months Ended June 30, 2006

Net cash used for financing activities during the first six months of 2006 was $286 million, primarily related to common stock repurchases of $375 million, including $28 million to satisfy tax withholding obligations for stock option exercises, dividend payments of $147 million, partially offset by proceeds from stock options exercised of $87 million, excess tax benefits from equity compensation plans of $75 million, and net borrowings of $74 million. Prior to the adoption of SFAS No. 123R, the excess tax benefits from equity compensation plans were classified in operating activities.

Aggregate debt due to mature within one year is $751 million. BNSF’s ratio of net debt to total capitalization was 41.9 percent at June 30, 2006, compared with 42.7 percent at December 31, 2005. The Company’s adjusted net debt to total capitalization was 52.1 percent at June 30, 2006, compared with 51.5 percent at December 31, 2005. BNSF’s adjusted net debt to total capitalization is a non-GAAP measure and should be considered in addition to, but not as a substitute or preferable to, the information prepared in accordance with GAAP. However, the information is included herein as management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.

The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

	June 30, 2006	December 31, 2005
Net debt to total capitalization [a]	41.9%	42.7%
Adjustment for long-term operating leases	10.3	9.4
Adjustment for other debt equivalents [b]	1.1	0.6
Adjustment for junior subordinated notes [c]	(1.2)	(1.2)

Adjusted net debt to total capitalization	52.1%	51.5%

a	Net debt to total capitalization is calculated as total debt less cash and cash equivalents divided by the sum of net debt and total stockholders’ equity.
b	Adjustment for other debt equivalents principally includes accounts receivable financing. See Note 3 of the Consolidated Financial Statements.
c	Junior subordinated notes are included in total debt on the respective Consolidated Balance Sheets; however, as they include certain equity characteristics as described above, they have been assigned 50 percent equity credit for purposes of this calculation.

Pursuant to existing Board authority, BNSF can issue up to an additional $1 billion of debt securities. The Company is required to file shelf registration statements prior to issuing the $1 billion of debt.

Six Months Ended June 30, 2005

Net cash used for financing activities during the first six months of 2005 was $220 million, primarily related to common stock repurchases of $442 million and dividend payments of $128 million, partially offset by net borrowings of $225 million and proceeds from stock options exercised of $127 million.

Dividends

Common stock dividends declared for the six months ended June 30, 2006 and 2005 were $0.40 and $0.34 per share, respectively. Dividends paid on common stock during the first six months of 2006 and 2005 were $147 million and $128 million, respectively. On April 20, 2006, the Board declared a quarterly dividend of $0.20 per share on its outstanding shares of common stock, $0.01 par value, payable July 3, 2006, to shareholders of record on June 12, 2006. On July 20, 2006, the Board declared a quarterly dividend of $0.25 per share on its outstanding shares of common stock, $0.01 par value, payable October 2, 2006, to shareholders of record on September 11, 2006. This represents a $0.05, or 25 percent, increase in the quarterly dividend.

Common Stock Repurchase Program

During the first six months of 2006, BNSF repurchased approximately 12.7 million shares of its common stock at an average price of $74.62 per share under the Company’s share repurchase program amounting to a total cost of $947 million. This amount includes $600 million under prepaid forward repurchase agreements, which commenced with a payment in December 2005 and concluded in late February 2006. The prepaid forward repurchase agreements included the following: (i) $375 million representing equity credit on junior subordinated notes issued in December 2005, (ii) $100 million related to fourth quarter 2005, and (iii) $125 million for a portion of normal first quarter activity. Program-to-date repurchases through June 30, 2006, was 161 million shares at an average price of $33.05 per share, leaving 19 million shares available for repurchase out of the 180 million shares authorized. Additionally, during the six months ended June 30, 2006, the Company repurchased shares from employees at a cost of $28 million to satisfy tax withholding obligations.

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

During the second quarter of 2006, BNSF agreed to acquire an additional 80 locomotives, bringing its total commitment to acquire 925 new locomotives by 2009. As of June 30, 2006, BNSF had taken delivery of 601 of the 925 locomotives, including 198 locomotives in the first six months of 2006.

During the first quarter of 2006, BNSF agreed to acquire 4,000 covered hoppers, 1,400 double-stack cars and 600 centerbeams by 2010. As of June 30, 2006, BNSF had taken delivery of 466 of the centerbeams and 27 of the double-stack cars.

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

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation (SFRC), as described in Note 3 of the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a minimum consolidated tangible net worth test and a maximum debt-to-capital test. These tests are the same as required in BNSF’s revolving credit agreements. At June 30, 2006, BNSF Railway was in compliance with these provisions.

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

Other Matters

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment on January 1, 2006. This statement requires BNSF to recognize the cost of employee services received in exchange for the Company’s equity instruments, and the Company has chosen to adopt SFAS No. 123R on a modified prospective basis; accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method of SFAS No. 123R. Since the adoption of this new guidance, there have been no significant changes in the quantity or types of instruments used in stock-based compensation programs, nor have there been any significant changes in the terms of existing stock-based compensation arrangements. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123R. The Company did, however, record a favorable cumulative adjustment for estimated forfeitures of $3 million, which, due to its immateriality, was included as a reduction to compensation expense in the first quarter of 2006. Additional information concerning the Company’s stock-based compensation is incorporated by reference from Notes 1 and 8 to the Consolidated Financial Statements.

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

    Accounting Pronouncement

See Note 11 of the Consolidated Financial Statements for information about a recent accounting pronouncement that may have an impact on BNSF.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

Quarter ended June 30,	2006	2005
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$120	$124
Interest rate hedge benefit	—	5

Total hedge benefit	$120	$129
Tax effect	(46)	(50)

Hedge benefit, net of tax	$74	$79

Six months ended June 30,	2006	2005
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$227	$229
Interest rate hedge benefit	1	11

Total hedge benefit	$228	$240
Tax effect	(87)	(92)

Hedge benefit, net of tax	$141	$148

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

Commodity Price Sensitivity

BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of June 30, 2006, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI), which is defined as the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI and HO.

At June 30, 2006, BNSF had recorded in the Consolidated Balance Sheet a fuel-hedging asset of $196 million for fuel hedges covering 2006 and 2007.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending June 30, 2007, and the balance sheet impact from the hypothetical price changes, both based on hedge position at June 30, 2006:

Sensitivity Analysis
Hedged commodity price change	Fuel-hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel-hedge fair value
10 percent increase	$36 million increase	$36 million increase
10 percent decrease	$36 million decrease	$35 million decrease

Based on fuel consumption during the twelve-month period ending June 30, 2006, of 1,438 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a ten percent increase or decrease in the commodity price per gallon would result in an approximate $265 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis.

At June 30, 2006, BNSF maintained fuel inventories for use in normal operations, which was not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

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

At June 30, 2006, the fair value of BNSF’s debt, excluding capital leases, was $6,893 million. Additionally, the Company had recorded an interest rate hedging asset of $33 million and a net liability of $15 million for cash flow and fair value hedges, respectively.

The following table is an estimate of the impact to earnings and the fair value of the total debt and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending June 30, 2007, based on debt levels and outstanding hedges as of June 30, 2006:

Sensitivity Analysis
Hypothetical change in interest rates	Floating rate debt - Annual pre-tax earnings impact	Change in fair value
		Total debt	Interest rate hedges

1 percent decrease	$15 million increase	$550 million increase	$19 million decrease
1 percent increase	$15 million decrease	$466 million decrease	$12 million increase

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended June 30, 2006 (shares in thousands):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[b]
April 1 – 30	1	$82.60	—	22,270
May 1 – 31	1,746	$78.92	1,700	20,570
June 1 – 30	1,511	$75.45	1,500	19,070

Total	3,258	$77.31	3,200

a	Total number of shares purchased includes approximately 58,000 shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 155,000 shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.
b	On July 17, 1997, the Board initially authorized and the Company announced the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. On December 9, 1999, April 20, 2000, September 21, 2000, January 16, 2003 and December 8, 2005, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date for a total of 180 million shares authorized. The share repurchase program does not have an expiration date.

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

Dated: July 25, 2006

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