Form 10-Q
period 2006-09-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2006-10-24
CIK 934612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 16, 2006
Common stock, $.01 par value	359,206,742 shares

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$3,939	$3,317	$11,103	$9,437

Operating expenses:
Compensation and benefits	975	900	2,822	2,602
Fuel	792	499	2,031	1,352
Purchased services	500	432	1,445	1,273
Depreciation and amortization	284	271	840	802
Equipment rents	232	223	695	654
Materials and other	236	214	695	632

Total operating expenses	3,019	2,539	8,528	7,315

Operating income	920	778	2,575	2,122
Interest expense	125	106	364	327
Other expense, net	10	16	30	31

Income before income taxes	785	656	2,181	1,764
Income tax expense	297	242	813	663

Net income	$488	$414	$1,368	$1,101

Earnings per share:
Basic earnings per share	$1.36	$1.12	$3.77	$2.96
Diluted earnings per share	$1.33	$1.09	$3.68	$2.88
Average shares:
Basic	358.7	370.8	362.4	372.3
Dilutive effect of stock awards	8.1	9.6	9.0	9.9

Diluted	366.8	380.4	371.4	382.2

Dividends declared per share	$0.25	$0.20	$0.65	$0.54

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, shares in thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$84	$75
Accounts receivable, net	795	678
Materials and supplies	464	396
Current portion of deferred income taxes	326	218
Current portion of fuel-hedging asset	70	303
Other current assets	206	210

Total current assets	1,945	1,880
Property and equipment, net	27,410	26,551
Other assets	2,103	1,873

Total assets	$31,458	$30,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,874	$2,773
Long-term debt due within one year	746	456

Total current liabilities	3,620	3,229
Long-term debt and commercial paper	6,611	6,698
Deferred income taxes	8,087	7,916
Casualty and environmental liabilities	853	878
Minimum pension liability	417	417
Employee separation costs	87	107
Other liabilities	1,654	1,551

Total liabilities	21,329	20,796

Commitments and contingencies (see Notes 2, 4, and 5)
Stockholders’ equity:
Common stock, $.01 par value, 600,000 shares authorized; 531,356 shares and 527,289 shares issued, respectively	5	5
Additional paid-in capital	6,936	6,702
Retained earnings	9,177	8,045
Treasury stock, at cost, 172,296 shares and 155,718 shares, respectively	(5,783)	(4,569)
Prepaid forward repurchase of treasury stock	—	(600)
Unearned compensation	—	(22)
Accumulated other comprehensive loss	(206)	(53)

Total stockholders’ equity	10,129	9,508

Total liabilities and stockholders’ equity	$31,458	$30,304

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Nine Months Ended September 30,	2006	2005
OPERATING ACTIVITIES
Net income	$1,368	$1,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	840	802
Deferred income taxes	170	209
Employee separation costs paid	(23)	(27)
Long-term casualty and environmental liabilities, net	(40)	(40)
Other, net	39	(45)
Changes in current assets and liabilities:
Accounts receivable, net	(117)	(97)
Materials and supplies	(68)	(56)
Other current assets	(6)	(68)
Accounts payable and other current liabilities	148	317

Net cash provided by operating activities	2,311	2,096

INVESTING ACTIVITIES
Capital expenditures	(1,549)	(1,245)
Other, net	(241)	(184)

Net cash used for investing activities	(1,790)	(1,429)

FINANCING ACTIVITIES
Net decrease in commercial paper and bank borrowings	(25)	—
Proceeds from issuance of long-term debt	300	—
Payments on long-term debt	(152)	(139)
Dividends paid	(220)	(192)
Proceeds from stock options exercised	99	193
Purchase of BNSF common stock	(590)	(575)
Excess tax benefits from equity compensation plans	80	—
Other, net	(4)	(2)

Net cash used for financing activities	(512)	(715)

Increase (decrease) in cash and cash equivalents	9	(48)
Cash and cash equivalents:
Beginning of period	75	322

End of period	$84	$274

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$353	$317
Income taxes paid, net of refunds	$586	$391
Non-cash asset financing	$78	$49

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Shares in thousands, dollars in millions, except per share data)

(Unaudited)

	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Prepaid Forward Repurchase of Treasury Stock	Unearned Compen- sation	Accumulated Other Compre- hensive Loss	Total Stock- holders’ Equity
Balance at December 31, 2005	527,289	(155,718)	$6,707	$8,045	$(4,569)	$(600)	$(22)	$(53)	$9,508
Common stock dividends, $0.65 per share			—	(236)	—	—	—	—	(236)
Expense associated with restricted stock and stock options	26	(32)	56	—	—	—	—	—	56
Exercise of stock options and related tax benefit of $80	4,041	(297)	203	—	(24)	—	—	—	179
Adjustment upon adoption of SFAS 123R	—	—	(25)	—	—	—	22	—	(3)
Purchase of BNSF common stock (a)	—	(8,031)	—	—	(590)	—	—	—	(590)
Prepaid forward repurchase of treasury stock	—	(8,218)	—	—	(600)	600	—	—	—
Comprehensive income:
Net income			—	1,368	—	—	—	—	1,368
Loss on derivative instruments and other items, net of tax benefit of $96			—	—	—	—	—	(153)	(153)

Total comprehensive income									1,215

Balance at September 30, 2006	531,356	(172,296)	$6,941	$9,177	$(5,783)	$—	$—	$(206)	$10,129

a	Total-to-date share repurchases through September 30, 2006 under the Company’s share repurchase program, was 164 million shares at an average price of $33.72 per share, leaving 16 million shares available for repurchase out of the 180 million shares authorized.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of September 30, 2006, and the results of operations for the three and nine month periods ended September 30, 2006 and 2005.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$414	$1,101
Stock-based employee compensation expense included in reported net income, net of related tax effects	7	17
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(11)	(31)

Pro forma net income	$410	$1,087

Earnings per share:
Basic – as reported	$1.12	$2.96

Basic – pro forma	$1.11	$2.92

Diluted – as reported	$1.09	$2.88

Diluted – pro forma	$1.08	$2.84

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

2. Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel

Fuel costs represented 24 percent and 18 percent of total operating expenses during the nine month periods ended September 30, 2006 and 2005, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the third quarter of 2006 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $15 million of additional fuel expense on an annual basis.

    Total Fuel-Hedging Activities

As of September 30, 2006, BNSF’s total fuel hedging positions covered 14 percent and 7 percent of estimated fuel purchases for the remainder of 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Hedge benefit	$77	$161	$304	$392
Ineffective portion of unexpired hedges	(1)	—	(1)	(2)
Tax effect	(29)	(61)	(116)	(149)

Hedge benefit, net of tax	$47	$100	$187	$241

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	September 30, 2006	December 31, 2005
Short-term fuel-hedging asset	$70	$303
Long-term fuel-hedging asset (liability)	(3)	33
Ineffective portion of unexpired hedges	(1)	—
Tax effect	(25)	(129)

Amount included in AOCL, net of tax	$41	$207

Settled fuel-hedging contracts receivable	$77	$143

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

    New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of September 30, 2006, BNSF had entered into fuel swaps and costless collar agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. Over the twelve months ended September 30, 2006, the sum of all such costs averaged approximately 25 cents per gallon.

During the first nine months of 2006, the Company converted approximately 129 million gallons of West Texas Intermediate (WTI) collars into HO swaps at an average price of approximately $0.97 per gallon. Additionally, during the nine months ended September 30, 2006, the Company entered into fuel swap agreements for 2007 utilizing HO to hedge the equivalent of approximately 56 million gallons of fuel at an average price of approximately $2.11 per gallon. The Company also entered into fuel collar agreements for 2007 utilizing HO to hedge the equivalent of approximately 9 million gallons of fuel at an average floor price of $1.79 per gallon and an average ceiling price of $1.95 per gallon.

The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of September 30, 2006. There are no HO hedge positions beyond the fourth quarter of 2007.

Quarter Ending
2006	December 31,
HO Swaps
Gallons hedged (in millions)	22.05
Average swap price (per gallon)	$1.09
Fair value (in millions)	$16
HO Collars
Gallons hedged (in millions)	31.50
Average cap price (per gallon)	$0.94
Average floor price (per gallon)	$0.87
Fair value (in millions)	$27

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Total
HO Swaps
Gallons hedged (in millions)	—	17.85	18.90	18.90	55.65
Average swap price (per gallon)	—	$2.06	$2.11	$2.17	$2.11
Fair value (in millions)	—	$(3)	$(4)	$(3)	$(10)

HO Collars
Gallons hedged (in millions)	31.50	9.45	—	—	40.95
Average cap price (per gallon)	$0.93	$1.95	—	—	$1.17
Average floor price (per gallon)	$0.86	$1.79	—	—	$1.07
Fair value (in millions)	$29	—	—	—	$29

    WTI Crude Oil Hedges

In addition, BNSF enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended September 30, 2006, the sum of all such costs averaged approximately 54 cents per gallon.

No additional WTI hedges were entered into during the first nine months of 2006. However, the Company converted approximately 129 million gallons of WTI collars into HO swaps as discussed in the NYMEX #2 HO Hedges section.

The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of September 30, 2006. There are no WTI positions beyond the first quarter of 2007.

Quarter Ending
2007	March 31,
WTI Collars
Barrels hedged (in thousands)	150
Equivalent gallons hedged (in millions)	6.30
Average cap price (per barrel)	$33.00
Average floor price (per barrel)	$29.00
Fair value (in millions)	$5

    NYMEX #2 HO Refining Spread Hedges

During the nine months ended September 30, 2006, the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 66 million gallons of fuel with an average swap price of $10.20 per barrel. HO-WTI is the difference in price between HO and WTI; therefore, a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. No HO-WTI fuel hedges were outstanding as of September 30, 2006.

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Total Interest Rate Hedging Program

All interest rate derivative transactions outstanding are reflected in the following table:

	September 30, 2006
	Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fair value hedges
Fixed to variable swaps (in millions)	$—	$300	$—	$200	$250	$—	$750	$(7)
Average fixed rate	—%	7.88%	—%	6.13%	7.13%	—%	7.16%
Average floating rate	—%	8.11%	—%	5.87%	8.26%	—%	7.56%

Cash flow hedges
Treasury locks (in millions)	$—	$60	$—	$—	$—	$—	$60	$(1)
Average rate	—%	4.93%	—%	—%	—%	—%	4.93%

BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

    Fair Value Interest Rate Hedges

The Company enters into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of both September 30, 2006, and December 31, 2005, BNSF had entered into ten separate swaps with an aggregate notional amount of $750 million, in which it pays an average floating rate, which fluctuates quarterly, based on the London Interbank Offered Rate (LIBOR).

The amounts recorded in the Consolidated Statements of Income, as an increase to or reduction of interest expense, for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Hedge benefit (loss)	$(1)	$4	$—	$15
Tax effect	—	(2)	—	(6)

Hedge benefit (loss), net of tax	$(1)	$2	$—	$9

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, with a corresponding adjustment to debt or accrued interest, are as follows (in millions):

	September 30, 2006	December 31, 2005
Short-term interest rate hedging asset (liability)	$(1)	$1
Long-term interest rate hedging liability	$(6)	$(1)

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Cash Flow Interest Rate Hedges

In anticipation of a future debt issuance, the Company entered into five forward starting interest rate swaps in July and August 2005 having an aggregate notional amount of $250 million to fix a portion of the rate for a future 30-year unsecured debt issuance. The swaps were terminated in August 2006 in connection with the issuance of $300 million of 6.20 percent debentures due August 15, 2036. Upon termination, BNSF received $28 million from the counterparties, which will be amortized to interest expense over the life of the related debentures. As of September 30, 2006, $17 million of unamortized gain, net of tax, remained in AOCL.

In anticipation of a future refinancing of several leveraged leases, the Company entered into two treasury locks in July and August 2006 having an aggregate notional amount of $60 million to fix the interest rate inherent in the operating lease payment. These treasury locks are expected to be unwound during 2007, and any gain or loss on these hedges will be amortized to equipment rents over the remaining life of the refinanced operating leases. These transactions are accounted for as cash flow hedges.

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	September 30, 2006	December 31, 2005
Interest rate hedging asset/(liability)	$(1)	$8
Tax effect	—	(3)

Interest rate hedging asset/(liability) in AOCL, net of tax	$(1)	$5

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

The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at September 30, 2006, which was comprised of two $350 million, 364-day accounts receivable facilities. The Company amended these facilities in October 2006, modifying their maturities to November 2006. The facilities are expected to be extended at least 364 days in November 2006. Outstanding undivided interests held by investors under the A/R sales program were $300 million at September 30, 2006, and December 31, 2005. These receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,106 million and $1,008 million of receivables transferred by SFRC to the master trust at September 30, 2006, and December 31, 2005, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $806 million and $708 million at September 30, 2006, and December 31, 2005, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $300 million at September 30, 2006, and December 31, 2005, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $12 billion and $10 billion for the nine months ended September 30, 2006 and 2005, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $17 million and $11 million for the nine months ended September 30, 2006 and 2005, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 5.2 percent and 3.1 percent in the nine months ended September 30, 2006 and 2005, respectively. These costs include interest, discounts associated with transferring the receivables under

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the Company would have to exceed an established dilution and/or delinquency rate. BNSF Railway has historically experienced very low levels of default or dilution, and the Company was well below the established rate at September 30, 2006. If dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At September 30, 2006, and December 31, 2005, $32 million and $36 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At September 30, 2006, and December 31, 2005, $42 million and $45 million, respectively, of such allowances had been recorded, of which $40 million and $42 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $2 million and $3 million at September 30, 2006, and December 31, 2005, respectively, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During both the nine months ended September 30, 2006 and 2005, $6 million of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At September 30, 2006, BNSF Railway was in compliance with these provisions.

4. Debt

Revolving Credit Facility and Commercial Paper

In September 2006, the Company extended the expiration date of the Company’s $1.2 billion long-term bank credit facility to September 2011. Annual facility fees are currently 0.08 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving credit agreement. At September 30, 2006, the Company was in compliance with these covenants.

At September 30, 2006, there were no bank borrowings against the revolving credit agreement.

BNSF issues commercial paper from time to time that is supported by the bank revolving credit agreement. Outstanding commercial paper balances are considered as reducing the amount of borrowings available under this agreement. Commercial paper outstanding under the $1.2 billion bank credit facility is classified as long-term debt.

The maturity value of commercial paper as of September 30, 2006, of $921 million, reduced the total capacity available under the revolving credit agreement to $279 million. Commercial paper outstanding included $381 million issued to a consolidated subsidiary of BNSF that was eliminated upon consolidation. Consolidated commercial paper outstanding, which had a maturity value of $540 million, was classified as long-term debt in the Company’s Consolidated Balance Sheet.

Additionally, in April 2006, BNSF entered into a $250 million revolving promissory note that expired unused in August 2006 and was not renewed.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Notes and Debentures

In August 2006, BNSF issued $300 million of 6.20 percent debentures due August 15, 2036. The net proceeds from the sale of the debentures are being used for general corporate purposes including but not limited to working capital, capital expenditures and the repayment of outstanding commercial paper.

Pursuant to existing Board authority, BNSF can issue up to an additional $700 million of debt securities. The Company is required to file shelf registration statements prior to issuing the $700 million of debt.

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2006, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount [a]	Remaining Term (in years)	Capitalized Obligations [b]
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$59	$89	$89	12	$33
Westside Intermodal Transportation Corporation	0.0%	$42	$66	$—	17	$35
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$13	$21	$—	17	$11
Various lessors (Residual value guarantees)	0.0%	N/A	$271	$271	Various	$68[c]
All other	0.0%	$7	$8	$4	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
c	Reflects the FIN 45 asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheets.

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

    Kansas City Terminal Intermodal Transportation Corporation

BNSF Railway and another major railroad jointly and severally guarantee $59 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF has a 25 percent ownership in KCTRC, accounts for its interest using the equity method of accounting, and would be required to fund a portion of the remaining obligation upon default by the original debtor.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    Westside Intermodal Transportation Corporation and The Unified Government of Wyandotte County/Kansas City, Kansas

BNSF has outstanding guarantees of $55 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC, and payments related to BNSF’s guarantee of this obligation would only be called for upon default by the original debtor.

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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of September 30, 2006, the Company had recorded a $68 million asset and corresponding liability for the fair value of the RVG.

    All other

As of September 30, 2006, BNSF guaranteed $7 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $4 million of the $7 million of guarantees. These guarantees expire between 2007 and 2013.

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

During the third quarters of both 2006 and 2005, the Company had the third party analyze recent trends to ensure the assumptions utilized in the original September 2004 study were still valid. Based on this review, the original study continues to represent a reasonable estimate of BNSF’s future asbestos exposure. Therefore, management recorded no additional expense as a result of these updates. The Company plans to update the study again in the third quarter of 2007. In addition, throughout the year, BNSF monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$318	$336	$326	$345
Accruals	—	—	—	—
Payments	(4)	(4)	(12)	(13)

Ending balance at September 30,	$314	$332	$314	$332

Of the September 30, 2006 obligation, $255 million was related to unasserted claims while $59 million was related to asserted claims. At September 30, 2006, $21 million was included in current liabilities. The recorded liability was not discounted. In addition,

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Claims unresolved at beginning of period	2,153	2,120	2,121	1,926
Claims filed	88	234	449	719
Claims settled, dismissed or otherwise resolved	(103)	(150)	(432)	(441)

Ending balance at September 30,	2,138	2,204	2,138	2,204

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $225 million to $425 million. However, BNSF believes that the $314 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

    Other Personal Injury

BNSF uses a third-party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency, and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 14, Reasonable Estimation of the Amount of Loss, is immaterial for these other occupational trauma claims.

BNSF obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$426	$449	$422	$459
Accruals	44	46	140	136
Payments	(40)	(59)	(132)	(159)

Ending balance at September 30,	$430	$436	$430	$436

At September 30, 2006, $154 million was included in current liabilities. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Claims unresolved at beginning of period	3,388	3,715	3,617	4,116
Claims filed	865	922	2,642	2,859
Claims settled, dismissed or otherwise resolved	(1,020)	(986)	(3,026)	(3,324)

Ending balance at September 30,	3,233	3,651	3,233	3,651

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $525 million. However, BNSF believes that the $430 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF engages a third-party actuary to assist the Company in estimating the ultimate cost of cleanup efforts at its known environmental sites. The actuary utilizes BNSF’s historical payment patterns, its current estimated percentage to closure ratios, and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the Environmental Protection Agency and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress.

Based on the work performed by the third party actuary during the third quarters of both 2006 and 2005, management recorded additional expense of approximately $5 million and $12 million as of the June 30 measurement date, respectively. The Company plans to update the study again in the third quarter of 2007. However, on a quarterly basis, BNSF monitors actual experience against the forecasted remediation and related payments made on existing sites and conducts ongoing environmental contingency analyses, which consider a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in, and the ability to pay for, cleanup of other PRPs. Adjustments to the Company’s estimates will continue to be recorded as necessary based on developments in subsequent periods.

The study does not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites. BNSF continues to estimate third-party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. Environmental accruals include amounts for newly identified sites or contaminants, third-party claims, and legal fees incurred for defense of third-party claims and recovery efforts. BNSF’s recorded liability for third-party claims as of September 30, 2006, is approximately $13 million.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 370 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$335	$371	$370	$385
Accruals	16	24	14	32
Payments	(17)	(14)	(50)	(36)

Ending balance at September 30,	$334	$381	$334	$381

At September 30, 2006, $50 million was included in current liabilities. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at September 30, 2006, will be paid over the next ten years, and no individual site is considered to be material.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the environmental sites:

	Three Months Ended September 30,		Nine Months Ended September 30,
BNSF Sites	2006	2005	2006	2005
Number of sites at beginning of period	374	379	369	384
Sites added during the period	1	13	17	19
Sites closed during the period	(5)	(15)	(16)	(26)

Number of sites at September 30,	370	377	370	377

	Three Months Ended September 30,		Nine Months Ended September 30,
Superfund Sites	2006	2005	2006	2005
Number of sites at beginning of period	20	23	20	24
Sites added during the period	—	—	—	—
Sites closed during the period	—	(3)	—	(4)

Number of sites at September 30,	20	20	20	20

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $275 million to $500 million. However, BNSF believes that the $334 million recorded is the best estimate of the Company’s future obligation for environmental costs.

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

Other Claims and Litigation

In addition to asbestos, other personal injury, and environmental matters discussed above, BNSF and its subsidiaries are also parties to a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements and claims relating to service under contract provisions or otherwise). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

6. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Nine Months Ended September 30,	2006	2005
Beginning balance at January 1,	$132	$154
Accruals	—	9
Payments	(23)	(27)

Ending balance at September 30,	$109	$136

Employee separation liabilities of $109 million were included in the Consolidated Balance Sheet at September 30, 2006, and principally represent the following: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At September 30, 2006, $22 million of the remaining liabilities were included in current liabilities.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $99 million at September 30, 2006. These costs were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2006 and approximately 2024. During the first nine months of 2005, the Company updated its estimate and recorded an additional liability of $2 million related to deferred benefits.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $5 million at September 30, 2006, and primarily provide for separation programs announced in 2003, 2004 and 2005 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. During the first nine months of 2005, BNSF recorded other liabilities of approximately $6 million primarily related to a voluntary severance program for certain union employees. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004. The July 2003 separation program resulted in accrued severance costs of approximately $12 million, affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

Other Employee Separation Costs

Other employee separation cost liabilities were $5 million at September 30, 2006, and principally relate to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger. These costs will be paid over the next several years based on deferral elections made by the affected employees. Also included in the other separation cost accrual is an estimate for the remaining payments to be made to other union employees as a result of a relocation program initiated in 2005 for which a $1 million accrual was recorded. As of September 30, 2006, the remaining liability balance related to this voluntary severance program was insignificant as the program is substantially complete.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

7. Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost for the three and nine months ended September 30, 2006 and 2005 were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost	2006	2005	2006	2005
Service cost	$7	$5	$19	$15
Interest cost	24	24	71	71
Expected return on plan assets	(25)	(25)	(73)	(76)
Amortization of net loss	11	6	34	19

Net cost recognized	$17	$10	$51	$29

	Health and Welfare Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost	2006	2005	2006	2005
Service cost	$1	$—	$3	$1
Interest cost	4	2	11	9
Amortization of net loss	—	1	2	3
Amortization of prior service costs	(2)	(1)	(6)	(4)

Net cost recognized	$3	$2	$10	$9

8. Stock-Based Compensation

On April 15, 1999, BNSF shareholders approved the Burlington Northern Santa Fe 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, April 21, 2004 and April 19, 2006, BNSF shareholders approved the amendments to the Burlington Northern Santa Fe 1999 Stock Incentive Plan, which authorized additional awards of 9 million, 6 million, 7 million and 11 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately 12 million common shares were available for future grant at September 30, 2006.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee directors’ stock plan and authorized 900,000 shares of BNSF common stock to be issued in connection with this plan. Approximately 500,000 common shares were available for future grant at September 30, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average expected life (years)	2.93	2.33	4.62	4.61
Weighted average expected volatility	24.0%	24.0%	24.0%	24.0%
Weighted average dividend per share	$1.00	$0.80	$0.80	$0.69
Weighted average risk free interest rate	4.61%	4.09%	4.76%	3.73%
Weighted average fair value of options granted per share	$14.08	$9.08	$20.85	$11.33

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

A summary of the status of stock options as of, and for the three months ended September 30, 2006, is presented below (options in thousands, aggregate intrinsic value in millions):

Three Months Ended September 30, 2006	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2006	16,163	$37.73
Granted	15	72.30
Exercised	(425)	30.49
Cancelled	(16)	56.65

Balance at September 30, 2006	15,737	$37.94	5.32	$552

Options exercisable at September 30, 2006	12,295	$32.07	4.37	$504

A summary of the status of stock options as of, and for the nine months ended September 30, 2006, is presented below (options in thousands, aggregate intrinsic value in millions):

Nine Months Ended September 30, 2006	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at January 1, 2006	18,281	$32.45
Granted	1,659	79.91
Exercised	(4,041)	30.26
Cancelled	(162)	39.86

Balance at September 30, 2006	15,737	$37.94	5.32	$552

Options exercisable at September 30, 2006	12,295	$32.07	4.37	$504

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The total intrinsic value of options exercised was $16 million and $189 million for the three and nine months ended September 30, 2006, and $64 million and $165 million for the three and nine months ended September 30, 2005, respectively.

Other Incentive Programs

BNSF has other long-term incentive programs that utilize restricted shares/units. A summary of the status of restricted shares/units and the weighted average grant date fair values as of, and for the three months ended September 30, 2006, are presented below (shares in thousands):

Three Months Ended September 30, 2006	Time Based		Performance Based		BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program		Total
Balance at July 1, 2006	1,286	$48.23	771	$53.54	864	$46.19	64	$49.79	2,985	$49.04
Granted	—	—	—	—	—	—	—	—	—	—
Vested	(9)	32.76	(1)	36.95	—	—	—	—	(10)	32.92
Cancelled	(3)	54.87	(3)	59.91	(3)	47.58	—	—	(9)	53.96

Balance at September 30, 2006	1,274	$48.32	767	$53.53	861	$46.18	64	$49.79	2,966	$49.08

A summary of the status of restricted shares/units and the weighted average grant date fair values as of, and for the nine months ended September 30, 2006, are presented below (shares in thousands):

Nine Months Ended September 30, 2006	Time Based		Performance Based		BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program		Total
Balance at January 1, 2006	1,464	$34.80	550	$41.99	1,127	$38.47	70	$37.27	3,211	$37.38
Granted	315	79.98	235	80.17	66	81.31	13	81.31	629	80.22
Vested	(484)	28.29	(2)	40.89	(313)	25.73	(19)	25.38	(818)	27.28
Cancelled	(21)	43.75	(16)	48.22	(19)	47.70	—	—	(56)	46.31

Balance at September 30, 2006	1,274	$48.32	767	$53.53	861	$46.18	64	$49.79	2,966	$49.08

A summary of the weighted average grant date fair market values of the restricted share/units as of, and for the three and nine months ended September 30, 2005, are presented below:

Grant Date Fair Market Value of Awards Granted	Time Based	Performance Based	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program
Three Months Ended September 30, 2005	$50.00	$—	$—	$—
Nine Months Ended September 30, 2005	$49.19	$49.21	$47.58	$46.91

A summary of the fair value of the restricted share/units vested during the period then ended are presented below.

Total Fair Value of Shares Vested (in millions)	Time Based	Performance Based	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program	Total
Three Months Ended September 30, 2006	$1	$—	$—	$—	$1
Three Months Ended September 30, 2005	$1	$—	$—	$—	$1
Nine Months Ended September 30, 2006	$42	$—	$25	$1	$68
Nine Months Ended September 30, 2005	$43	$11	$7	$1	$62

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

Certain employees were eligible to exchange through the Burlington Northern Santa Fe Incentive Bonus Stock Program (IBSP) the cash payment of their bonus for grants of restricted stock. In September 2005, the program was amended so that exchanges of cash bonus payments for awards of restricted stock were no longer permitted after February 2006.

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

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation expense, net of tax, recorded under the BNSF Stock Incentive Programs is shown in the following table (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Compensation cost	$21	$11	$54	$27
Income tax benefit	(8)	(4)	(19)	(10)

Total	$13	$7	$35	$17

Compensation cost capitalized	$1	$1	$3	$2

At September 30, 2006, there was $125 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.63 years.

9. Prepaid Forward Common Stock Repurchase

In December 2005, the Company entered into prepaid forward transactions to purchase $600 million of the Company’s common stock whereby a net settlement in shares would occur upon settlement of the transactions. In February 2006, these transactions were settled, and approximately 8 million shares were delivered. While the transactions had no impact on the shares outstanding at the end of 2005, outstanding shares used in the calculation of 2006 earnings per share were reduced by approximately 8 million shares when the transaction was settled in late February. The Company accounted for the transactions in accordance with Emerging Issues Taskforce (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which required that the $600 million prepayment be recorded as a reduction in equity in 2005. When the final settlement was made in February, this reduction in equity was reclassified from prepaid forward repurchase of treasury stock to treasury stock.

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

Weighted average stock options totaling 1.6 million and 1.0 million for the three and nine months ended September 30, 2006, respectively, and 0.1 million for the three and nine months ended September 30, 2005, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

11. Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s balance sheet. This portion of the new guidance is effective for the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. Under the first approach, plan assets are measured on September 30, 2007 and then remeasured on January 1, 2008. Under the alternative approach, a 15-month measurement will be determined on September 30, 2007 that will cover the period until the fiscal year-end measurement is required on December 31, 2008. As the Company currently uses a measurement date prior to the Company’s fiscal year-end, it is currently evaluating which measurement transition alternative it will use. SFAS No. 158 is not expected to have a material impact on the Company’s results of operations, financial condition, liquidity or compliance with debt covenants.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. Under the previous guidance, four alternative methods of accounting for planned major maintenance activities were permitted. However, with the issuance of this FSP, the accrue-in-advance method of accounting for planned major maintenance activities will no longer be allowed, effective the first fiscal year beginning after December 15, 2006. Beginning on January 1, 2007, the Company, which currently uses the accrue-in-advance method of accounting for leased locomotive overhauls that includes the refurbishment of the engine and related components, will transition to the deferral method and will apply this change retrospectively for all financial statements presented. The cumulative effect of the change to the new accounting principle will be recorded as an adjustment to the 2005 opening retained earnings balance. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s results of operations, financial condition or liquidity as a result of this change.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. Tax benefits resulting from such a position should be measured as the amount that has at least a fifty percent likelihood on a cumulative basis to be sustained on examination. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the 2007 opening retained earnings balance. The Company is analyzing the impact of this Interpretation on all of its open tax positions and expects to complete that analysis in the fourth quarter.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Burlington Northern Santa Fe Corporation:

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2006 and 2005, the consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005 and the consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated February 13, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

October 19, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis relates to the financial condition and results of operations of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively BNSF, Registrant or Company). The principal operating subsidiary of BNSF is the BNSF Railway Company (BNSF Railway) through which BNSF derives nearly all of its revenues. All earnings per share information is stated on a diluted basis.

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

Additional operational information, including weekly intermodal and carload unit reports as submitted to the Association of American Railroads and annual reports submitted to the Surface Transportation Board, are available on our website at www.bnsf.com/investors.

Executive Summary

    Overview:

During the third quarter of 2006, BNSF continued to achieve operating income increases from strong customer demand, increasing yields and operating efficiencies as reflected by the following:

•	Quarterly earnings were $1.33 per diluted share, or 22 percent higher than third-quarter 2005 earnings per diluted share of $1.09.

•	The 19-percent increase in revenue is attributable to growth in unit volumes, rates and fuel surcharges.

•	Overall unit volume increased 7 percent in the third quarter compared with the same 2005 period.

•	Volume growth was led by record quarterly loadings of Powder River Basin Coal, which exceeded second quarter 2006’s record loadings by nearly 3 percent.

•	Fuel surcharges increased by approximately $200 million compared with the same 2005 period.

•	Operating expenses for the third quarter of 2006 increased $480 million compared with the third quarter of 2005, primarily due to fuel expense reflecting higher prices and a 7-percent increase in volume.

•	Operating income increased to $920 million, an increase of $142 million compared with the third quarter of 2005.

On October 12, 2006, BNSF entered into an agreement with CSX Corporation (CSX) to create a high-volume rail corridor for reliable intermodal services on the lines connecting California, Atlanta and the rest of the fast-growing Southeast Region. The planned service will initially include two intermodal trains each day between the West Coast and Southeast in each direction. Corridor volume on the line is expected to grow with the overall expansion of the West Coast to Southeast intermodal market. To support the planned services, BNSF will continue to expand capacity on its rail lines connecting Avard, Oklahoma; Memphis, Tennessee; and Birmingham, Alabama. The new service is expected to begin in early 2007. Additionally, based on demand, the agreement provides the opportunity for BNSF to establish an Atlanta-area intermodal facility on CSX to provide BNSF’s customers more options for their Southeast growth. This agreement is not expected to have a material impact on BNSF’s results of operations in the near term.

    Business Outlook for Fourth Quarter 2006:

•	BNSF expects freight revenue growth of about 10 percent.

•	BNSF expects earnings per share growth of 20 percent to 25 percent on 2005 reported earnings of $1.13 per share.

Results of Operations

    Three Months Ended September 30, 2006, Compared with Three Months Ended September 30, 2005

    Revenues

The following table presents BNSF’s revenue information by business group for the three months ended September 30, 2006 and 2005:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2006	2005	2006	2005	2006	2005
	(in millions)		(in thousands)
Consumer Products	$1,575	$1,331	1,470	1,374	$1,071	$969
Industrial Products	871	743	416	399	2,094	1,862
Coal	748	622	628	570	1,191	1,091
Agricultural Products	621	522	246	227	2,524	2,300

Total Freight Revenues	3,815	3,218	2,760	2,570	$1,382	$1,252

Other Revenues	124	99

Total Operating Revenues	$3,939	$3,317

Freight revenues for the third quarter of 2006 were $3,815 million, up 19 percent compared with the same 2005 period. This increase was due to a 7-percent increase in cars/units and a 10-percent increase in average revenue per car/unit. Freight revenues include approximately $500 million in fuel surcharges compared with approximately $300 million in the prior year.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following business areas: international intermodal, domestic intermodal, automotive and perishables and dry boxcar.

Consumer Products revenues of $1,575 million for the third quarter of 2006 were $244 million, or 18 percent, greater than the third quarter of 2005. The increase in average revenue per unit of 11 percent was driven primarily by rate increases and increased fuel surcharges. Additionally, the 7-percent increase in cars/units was primarily driven by double-digit volume growth in international and domestic truckload.

Industrial Products

Industrial Products’ freight business consists of four business areas: building products, construction products, chemicals and plastics and petroleum products.

Industrial Products revenues increased $128 million, or 17 percent, to $871 million for the third quarter of 2006 as compared to the third quarter of 2005. The revenue increase was driven by a 12-percent increase in average revenue per car resulting from rate increases and fuel surcharges. Units increased 4 percent driven by strong demand for chemicals and plastics, construction products and petroleum products.

    Coal

BNSF is one of the largest transporters of low-sulfur coal in the United States. Approximately 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $748 million for the third quarter of 2006 increased $126 million, or 20 percent, compared with the same period a year ago. The revenue increase was partially driven by a 10-percent increase in volumes. In the third quarter, BNSF exceeded its previous all-time quarterly record in Powder River Basin coal loadings by nearly 3 percent and is currently benefiting from significant customer demand. Average revenue per car increased 9 percent driven by contractual rate escalations, fuel surcharges and increased length of haul.

Agricultural Products

The Agricultural Products’ freight business is the transportation of agricultural products including corn, wheat, soybeans, bulk foods, fertilizer and other products.

Agricultural Products revenues of $621 million for the third quarter of 2006 were $99 million, or 19 percent, higher than revenues for the third quarter of 2005. This increase was due to a 10-percent increase in average revenue per car, which was principally driven by higher fuel surcharges associated with higher fuel prices, and an 8-percent increase in units driven largely by strong demand for corn and soybeans.

    Other Revenues

Other revenues increased $25 million, or 25 percent, to $124 million for the third quarter of 2006. This increase was attributable to volume growth of BNSF Logistics, a wholly-owned non-rail subsidiary that specializes in providing third-party logistics and transportation services, and higher customer revenues related to equipment usage.

    Expenses

Total operating expenses for the third quarter of 2006 were $3,019 million, an increase of $480 million, or 19 percent, versus the same period in 2005.

    Compensation and benefits

Compensation and benefits includes expenses for BNSF Railway employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $975 million were $75 million, or 8 percent, higher than the third quarter of 2005. This increase was primarily related to 7 percent higher unit volumes. Additionally, increased pension and stock-based compensation were partially offset by a decrease in incentive compensation expense.

    Fuel

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities.

Fuel expenses of $792 million for the third quarter of 2006 were $293 million, or 59 percent, higher than the third quarter of 2005. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 69 cents to $2.12, resulting in a $255 million increase in expense. The increase in the average all-in cost was comprised of an increase in the average purchase price of 46 cents, or $170 million increase in fuel expenses, and by a decrease in the hedge benefit of 23 cents, or $85 million (third quarter 2006 benefit of $76 million less third quarter 2005 benefit of $161 million).

Consumption in the third quarter of 2006 was 370 million gallons compared with 349 million gallons in the same 2005 period, resulting in a $38 million increase in fuel expenses.

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

Purchased service expenses of $500 million for the third quarter of 2006 were $68 million, or 16 percent, higher than the third quarter of 2005. This increase was primarily due to increases in the following volume-related costs: intermodal ramp costs, locomotive and freight car contract maintenance expense, haulage payments for contracted transportation over other railroads, and purchased transportation costs for BNSF Logistics.

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

Depreciation and amortization expenses of $284 million for the third quarter of 2006 were $13 million, or 5 percent, higher than the same period in 2005. The increase in depreciation expense was due to ongoing capital expenditures.

    Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $232 million for the third quarter of 2006 were $9 million, or 4 percent, higher than the third quarter of 2005. The variance represents expense increases for freight car equipment and locomotive leases, which are principally related to volume increases.

    Materials and other

Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials and other items for construction and maintenance of property and equipment. Other expenses include personal injury claims, environmental remediation and derailments as well as employee separation costs, utilities, impairments of long-lived assets, locomotive overhauls and property and miscellaneous taxes. The total is offset by gains on land sales and insurance recoveries.

Materials and other expenses of $236 million for the third quarter of 2006, which consists of approximately $104 million of materials expense with the remainder consisting of other items, were $22 million or 10 percent higher than the third quarter of 2005. The increase was primarily due to higher materials costs to maintain locomotives, freight cars, and track structure, and crew transportation and lodging expense driven largely by volume increases, as well as an increase in expense related to derailments.

    Interest expense

Interest expense of $125 million for the third quarter of 2006 was $19 million, or 18 percent, higher than the third quarter of 2005. The increase was due to both a higher average debt balance and higher interest rates.

    Income taxes

The effective tax rate for the three months ended September 30, 2006 was 37.8 percent compared with 36.9 percent for the prior year period. The increase in the effective tax rate primarily reflects a federal tax settlement attributable to tax returns filed for years 1993-1995 that settled favorably in the third quarter of 2005.

Nine Months Ended September 30, 2006, Compared with Nine Months Ended September 30, 2005

    Revenues

The following table presents BNSF’s revenue information by business group for the nine months ended September 30, 2006 and 2005:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2006	2005	2006	2005	2006	2005
	(in millions)		(in thousands)
Consumer Products	$4,374	$3,702	4,197	3,919	$1,042	$945
Industrial Products	2,481	2,108	1,215	1,182	2,042	1,783
Coal	2,141	1,811	1,822	1,660	1,175	1,091
Agricultural Products	1,780	1,539	726	682	2,452	2,257

Total Freight Revenues	10,776	9,160	7,960	7,443	$1,354	$1,231

Other Revenues	327	277

Total Operating Revenues	$11,103	$9,437

Freight revenues for the first nine months of 2006 were $10,776 million, up 18 percent compared with the same 2005 period. This increase was due to a 7-percent increase in cars/units and a 10-percent increase in average revenue per car/unit. Freight revenues include approximately $1.3 billion in fuel surcharges compared with approximately $700 million in the prior year.

    Consumer Products

Consumer Products revenues of $4,374 million for the first nine months of 2006 were $672 million, or 18 percent, greater than the first nine months of 2005. The increase in average revenue per unit of 10 percent was driven primarily by rate increases and increased fuel surcharges. Additionally, the 7-percent increase in cars/units, which was primarily due to double-digit growth in international and domestic truckload, contributed to the overall revenue growth.

    Industrial Products

Industrial Products revenues increased $373 million, or 18 percent, to $2,481 million for the first nine months of 2006. The revenue increase was driven by double-digit growth in each of the four business areas. The 15-percent increase in average revenue per car resulted from rate increases and fuel surcharges. Units increased 3 percent driven by strong demand for plastics, steel and petroleum products.

    Coal

Coal revenues of $2,141 million for the first nine months of 2006 increased $330 million, or 18 percent, versus the same period a year ago. The revenue increase was primarily driven by a 10-percent increase in volumes resulting from significant customer demand and network fluidity. Average revenue per car increased 8 percent driven by contractual rate escalations, fuel surcharges and increased length of haul.

    Agricultural Products

Agricultural Products revenues of $1,780 million for the first nine months of 2006 were $241 million, or 16 percent, higher than revenues for the first nine months of 2005. This increase was primarily due to a 9-percent increase in average revenue per car, which was predominately driven by increased fuel surcharges associated with higher fuel prices, and a 6-percent unit increase driven primarily by an increase in demand for corn.

    Other Revenues

Other Revenues increased $50 million, or 18 percent, to $327 million for the first nine months of 2006 compared with the same period in 2005. This increase was primarily attributable to volume growth of BNSF Logistics, a wholly-owned non-rail subsidiary that specializes in providing third-party logistics and transportation services.

    Expenses

Total operating expenses for the first nine months of 2006 were $8,528 million, an increase of $1,213 million, or 17 percent, versus the same 2005 period.

    Compensation and benefits

Compensation and benefits expenses for the first three quarters of 2006 of $2,822 million were $220 million, or 8 percent, higher than the same 2005 period. This increase was primarily related to 7-percent higher unit volumes. Additionally, increased pension and stock-based compensation were partially offset by a decrease in incentive compensation expense.

    Fuel

Fuel expenses of $2,031 million for the first nine months of 2006 were $679 million, or 50 percent, higher than the first nine months of 2005. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 54 cents to $1.84, resulting in a $597 million increase in expense. The increase in the average all-in cost was comprised of an increase in the average purchase price of 46 cents, or $510 million increase in fuel expenses, and a decrease in the hedge benefit of approximately 8 cents, or $87 million (first nine months 2006 benefit of $303 million less first nine months of 2005 benefit of $390 million). Consumption in the first nine months of 2006 was 1,100 million gallons compared with 1,043 million gallons in the same 2005 period, resulting in an $82 million increase in fuel expenses.

    Purchased services

Purchased service expenses of $1,445 million for the first nine months of 2006 were $172 million, or 14 percent, higher than the same 2005 period. This increase was primarily due to increases in the following volume-related costs: intermodal ramp costs, locomotive and freight car contract maintenance expense, haulage payments for contracted transportation over other railroads, and purchased transportation costs for BNSF Logistics.

    Depreciation and amortization

Depreciation and amortization expenses of $840 million for the first nine months of 2006 were $38 million, or 5 percent, higher than the same period in 2005. The increase in depreciation expense was due to ongoing capital expenditures.

    Equipment rents

Equipment rents expenses for the first nine months of 2006 of $695 million were $41 million, or 6 percent, higher than the first nine months of 2005. The variance represents expense increases for freight car equipment and locomotive leases, which are related to volume increases and higher lease rates.

    Materials and other

Materials and other expenses of $695 million for the first nine months of 2006 were $63 million, or 10 percent, higher than the first nine months of 2005. Approximately $309 million of the total represents materials expenses with the remainder consisting of other items. The increase was primarily due to higher materials costs for locomotives, freight cars and track structure and crew transportation and lodging expense driven largely by volume increases, higher property taxes, relocation costs associated with new hires, partially offset by a first quarter 2006 line sale gain of $22 million to the state of New Mexico.

    Interest expense

Interest expense of $364 million for the first nine months of 2006 was $37 million, or 11 percent, higher than the first nine months of 2005. The increase was primarily due to a higher average debt balance.

    Income taxes

The effective tax rates for the nine months ended September 30, 2006 and 2005 were 37.3 percent and 37.6 percent, respectively. The effective tax rates for these periods were favorably impacted in the second quarter of 2006 and the third quarter of 2005, respectively, by income tax adjustments related to prior periods.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, through leasing of assets and through the sale of a portion of accounts receivable.

    Operating Activities

Net cash provided by operating activities was $2,311 million for the nine months ended September 30, 2006, compared with $2,096 million for the nine months ended September 30, 2005. The increase was primarily the result of an increase in earnings before depreciation and amortization expense.

    Investing Activities

Net cash used for investing activities was $1,790 million for the nine months ended September 30, 2006, compared with $1,429 million for the nine months ended September 30, 2005. Investing activities for the nine months ended September 30, 2006, includes $1,549 million of capital expenditures, as discussed below, and $241 million of cash used for other investing activities. The increase in cash used for investing activities primarily reflects an increase in capital expenditures and the timing of equipment financing activities, partially offset by the New Mexico line sale as discussed in the “Other Matters” section below.

A breakdown of cash capital expenditures for the nine months ended September 30, 2006 and 2005, is set forth in the following table (in millions):

Nine Months Ended September 30,	2006	2005
Maintenance of Way	$968	$789
Mechanical	111	94
Information Services	46	50
Other	83	69

Total Maintenance of Business	1,208	1,002
Terminal and Line Expansion	341	243

Total	$1,549	$1,245

The increase in cash capital expenditures in the first nine months of 2006 was primarily due to an increase in capital expenditures to maintain BNSF’s track structure and for terminal and line expansions. The above table does not include expenditures for equipment financed through operating leases.

Financing Activities

Nine Months Ended September 30, 2006

Net cash used for financing activities during the first nine months of 2006 was $512 million, primarily related to common stock repurchases of $590 million, including $28 million to satisfy tax withholding obligations for stock option exercises, dividend payments of $220 million, partially offset by net borrowings of $123 million, proceeds from stock options exercised of $99 million, and excess tax benefits from equity compensation plans of $80 million. Prior to the adoption of SFAS No. 123R, the excess tax benefits from equity compensation plans were classified in operating activities.

Aggregate debt due to mature within one year is $746 million. BNSF’s ratio of net debt to total capitalization was 41.8 percent at September 30, 2006, compared with 42.7 percent at December 31, 2005. The Company’s adjusted net debt to total capitalization was 52.4 percent at September 30, 2006, compared with 51.5 percent at December 31, 2005. BNSF’s adjusted net debt to total capitalization is a non-GAAP financial measure and should be considered in addition to, but not as a substitute or preferable to, the information prepared in accordance with GAAP. However, management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.

The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

	September 30, 2006	December 31, 2005
Net debt to total capitalization [a]	41.8%	42.7%
Adjustment for long-term operating leases	11.2	9.4
Adjustment for other debt equivalents [b]	0.6	0.6
Adjustment for junior subordinated notes [c]	(1.2)	(1.2)

Adjusted net debt to total capitalization	52.4%	51.5%

a	Net debt to total capitalization is calculated as total debt less cash and cash equivalents divided by the sum of net debt and total stockholders’ equity.
b	Adjustment for other debt equivalents principally includes accounts receivable financing. See Note 3 of the Consolidated Financial Statements.
c	Junior subordinated notes are included in total debt on the respective Consolidated Balance Sheets; however, as they include certain equity characteristics as described above, they have been assigned 50 percent equity credit for purposes of this calculation.

In August 2006, BNSF issued $300 million of 6.20 percent debentures due August 15, 2036. The net proceeds from the sale of the debentures are being used for general corporate purposes including but not limited to working capital, capital expenditures and the repayment of outstanding commercial paper.

Pursuant to existing Board authority, BNSF can issue up to an additional $700 million of debt securities. The Company is required to file shelf registration statements prior to issuing the $700 million of debt.

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

    Dividends

Common stock dividends declared for the nine months ended September 30, 2006 and 2005 were $0.65 and $0.54 per share, respectively. Dividends paid on common stock during the first nine months of 2006 and 2005 were $220 million and $192 million, respectively. On July 20, 2006, the Board declared a quarterly dividend of $0.25 per share on its outstanding shares of common stock, $0.01 par value, payable October 2, 2006, to shareholders of record on September 11, 2006. On October 19, 2006, the Board declared a quarterly dividend of $0.25 per share on outstanding shares of common stock, payable January 2, 2007 to shareholders of record on December 12, 2006.

    Common Stock Repurchase Program

During the first nine months of 2006, BNSF repurchased approximately 16 million shares of its common stock at an average price of $73.07 per share under the Company’s share repurchase program amounting to a total cost of $1.16 billion. This amount includes $600 million under prepaid forward repurchase agreements, which commenced with a payment in December 2005 and concluded in late February 2006. The prepaid forward repurchase agreements included the following: (i) $375 million representing equity credit on junior subordinated notes issued in December 2005, (ii) $100 million related to fourth quarter 2005, and (iii) $125 million for a portion of normal first quarter activity. Program-to-date repurchases through September 30, 2006, were 164 million shares at an average price of $33.72 per share, leaving 16 million shares available for repurchase out of the 180 million shares authorized. Additionally, during the nine months ended September 30, 2006, the Company acquired shares from employees at a cost of $28 million to satisfy tax withholding obligations.

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

During the nine months ended September 30, 2006, BNSF agreed to acquire an additional 120 locomotives, bringing its total commitment to acquire 965 new locomotives by 2009. As of September 30, 2006, BNSF had taken delivery of 711 of the 965 locomotives, including 308 locomotives in the first nine months of 2006.

During the first quarter of 2006, BNSF agreed to acquire 4,000 covered hoppers, 1,400 double-stack cars and 600 centerbeams by 2010. As of September 30, 2006, BNSF had taken delivery of the 600 centerbeams and 100 of the double-stack cars.

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

Off-Balance Sheet Arrangements

    Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation (SFRC), as described in Note 3 to the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a minimum consolidated tangible net worth test and a maximum debt-to-capital test. These tests are the same as required in BNSF’s revolving credit agreements. At September 30, 2006, BNSF Railway was in compliance with these provisions.

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

    Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

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

In anticipation of a future refinancing of a leveraged lease, the Company entered into a treasury lock on October 10, 2006 for $20 million to fix the interest rate inherent in the operating lease payment. This treasury lock is expected to be unwound during 2007, and any gain or loss on this hedge will be amortized to equipment rent over the remaining life of the refinanced operating lease. This transaction is accounted for as a cash flow hedge.

    New Mexico Department of Transportation

In the fourth quarter of 2005, BNSF Railway Company entered into agreements with the New Mexico Department of Transportation to sell the Company’s rail line and certain adjacent property between Belen, New Mexico and Trinidad, Colorado, while maintaining freight easement rights on the line. During the first quarter of 2006, upon the closing of the sale of one of the line segments, the Company recognized a gain of $22 million and received a cash payment of $45 million. The gain was recorded as a component of materials and other expense.

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

    Accounting Pronouncements

See Note 11 of the Consolidated Financial Statements for information about recent accounting pronouncements that may have an impact on BNSF.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding:

•	Expectations as to operating results, such as revenue growth and earnings per share;

•	Plans and goals for future operational improvements and capital commitments; and

•	Future market conditions or economic performance.

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

• Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF’s supplier base, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices and other key materials and disruptions in supply chains for these materials, changes in the securities and capital markets, and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment;

• Legal and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication, increased economic regulation of the rail industry, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational disease, the release of hazardous materials, environmental contamination and damage to property, or relating to rates and services; and

• Operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, congestion on other railroads, and capacity constraints affecting all links in the transportation chain that feed traffic and goods to BNSF’s systems, disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

Quarter ended September 30,	2006	2005
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$76	$161
Interest rate hedge benefit (loss)	(1)	4

Total hedge benefit	$75	$165
Tax effect	(29)	(63)

Hedge benefit, net of tax	$46	$102

Nine months ended September 30,	2006	2005
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$303	$390
Interest rate hedge benefit	—	15

Total hedge benefit	$303	$405
Tax effect	(116)	(155)

Hedge benefit, net of tax	$187	$250

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

Commodity Price Sensitivity

BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of September 30, 2006, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI), which is defined as the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI and HO.

At September 30, 2006, BNSF had recorded in the Consolidated Balance Sheet a short-term fuel-hedging asset of $70 million and a long-term fuel-hedging liability of $3 million for fuel hedges covering 2006 and 2007.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending September 30, 2007, and the balance sheet impact from the hypothetical price changes, both based on hedge position at September 30, 2006:

Sensitivity Analysis
Hedged commodity price change	Fuel-hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel-hedge fair value
10 percent increase	$24 million increase	$27 million increase
10 percent decrease	$24 million decrease	$27 million decrease

Based on fuel consumption during the twelve-month period ending September 30, 2006, of 1,459 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a ten percent increase or decrease in the commodity price per gallon would result in an approximate $272 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis.

At September 30, 2006, BNSF maintained fuel inventories for use in normal operations, which was not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

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

At September 30, 2006, the fair value of BNSF’s debt, excluding capital leases, was $7,205 million. Additionally, the Company had recorded an interest rate hedging liability of $1 million and $7 million for cash flow and fair value hedges, respectively.

The following table is an estimate of the impact to earnings and the fair value of the total debt and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending September 30, 2007, based on debt levels and outstanding hedges as of September 30, 2006:

Sensitivity Analysis
Hypothetical change in interest rates	Floating rate debt - Annual pre-tax earnings impact	Change in fair value
		Total debt	Interest rate hedges

1 percent decrease	$13 million increase	$631 million increase	$13 million decrease
1 percent increase	$13 million decrease	$531 million decrease	$13 million increase

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the discussion in the Company’s Form 10-K for the year ended December 31, 2005, to Ray Ridgeway, et al. v. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company, No. 48-185170-00 (District Court of Tarrant County, Texas, 48th Judicial District), a state court action filed on October 27, 2000. The plaintiffs’ causes of action include alleged breach of contract, negligence, and breach of fiduciary duties with respect to a special dividend that was paid in 1988 by a BNSF predecessor, Santa Fe Southern Pacific Corporation (SFSP). The complaint alleges that SFSP erroneously informed shareholders as to the tax treatment of the dividend–specifically, the apportionment of the dividend as either a distribution of earnings and profits or a return of capital–which allegedly caused some shareholders to overpay their income taxes. The plaintiffs assert, through their expert’s report, that SFSP had essentially no accumulated earnings and profits and that the entire dividend distribution should have been treated as a return of capital, rather than the approximately 34 percent that SFSP determined was a return of capital. On July 8, 2005, the court entered an order denying the plaintiffs’ requests to certify a class action. The order denying certification was affirmed by the Texas Court of Appeals on August 24, 2006. Plaintiffs’ motion for rehearing of the order of the Texas Court of Appeals was denied, and plaintiffs are expected to seek review by the Supreme Court of Texas. BNSF believes these claims lack merit and that it has substantial defenses on both the merits of these claims and the attempted class action, and it is defending these claims vigorously.

Reference is made to the discussion in the Company’s Form 10-K for the year ended December 31, 2005, to the notification of BNSF Railway by the Minnesota Pollution Control Agency (MPCA) of a proposed Stipulation Agreement to resolve alleged environmental violations with respect to BNSF Railway’s Dilworth, Minnesota fueling facility. The MPCA alleged violations involving BNSF Railway’s wastewater permit, tank and other environmental regulations, and proposed monetary sanctions. In September 2006, BNSF Railway and the MPCA entered into a Stipulation Agreement that, among other things, resulted in BNSF Railway paying $70,675 without admitting or denying any facts or liability and in making approximately $800,000 of improvements to the facility. This matter is now considered closed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended September 30, 2006 (shares in thousands):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[b]
July 1 – 31	< 1	$75.74	—	19,070
August 1 – 31	2,915	$66.96	2,914	16,156
September 1 – 30	315	$67.07	297	15,859

Total	3,230	$66.97	3,211

a	Total number of shares purchased includes approximately 19,000 shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 8,000 shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.
b	On July 17, 1997, the Board initially authorized and the Company announced the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. On December 9, 1999, April 20, 2000, September 21, 2000, January 16, 2003 and December 8, 2005, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date for a total of 180 million shares authorized. The share repurchase program does not have an expiration date.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated: October 24, 2006

S-1

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of BNSF (amended as of April 21, 1998). Incorporated by reference to Exhibit 3.1 to BNSF’s Report on Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-11535). Certificate of Elimination of the Designation of the 6-1/4% Cumulative, Convertible Preferred Stock, Series A, $0.02 Par Value. Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series B, $0.01 Par Value. Incorporated by reference to Exhibit 4.1 to BNSF’s Form 8-A 12B filed December 23, 1999 (SEC File No. 1-11535). Certificate of Increase in the Number of Authorized Shares of Junior Participating Preferred Stock, Series B, $0.01 Par Value. Incorporated by reference to Exhibit 3.1 to BNSF’s Report on Form 10-K for the fiscal year ended December 31, 2001 (SEC File No. 1-11535).

3.2	By-Laws of Burlington Northern Santa Fe Corporation, as amended and restated, dated December 8, 2005. Incorporated by reference to Exhibit 3.1 to BNSF’s Form 8-K dated December 8, 2005.

4.1	Officer’s Certificate of Determination as to the terms of Form of BNSF’s 6.20% Debentures Due August 15, 2036 including the form of the Debentures.

4.2	Indenture, dated as of December 1, 1995, between BNSF and Bank One Trust Company, National Association, successor to The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4 of BNSF’s Registration Statement on Form S-3 filed on February 8, 1999 (Registration No. 333-72013)).

10.1	Burlington Northern Santa Fe Non-Employee Director’s Stock Plan, amended and restated September 21, 2006.

10.2	Burlington Northern Santa Fe 1999 Stock Incentive Plan, amended and restated September 21, 2006.

10.3	Burlington Northern Santa Fe 1996 Stock Incentive Plan, amended and restated September 21, 2006.

10.4	Form of Burlington Northern Santa Fe Change-in-Control Agreement, amended and restated September 21, 2006 (applicable to Messrs. Rose, Hund, Ice, Lanigan, and Moreland and one other executive officer).

10.5	Retirement Benefit Agreement between Burlington Northern Santa Fe Corporation and Matthew K. Rose, amended and restated September 21, 2006.

10.6	Burlington Northern Santa Fe Corporation Supplemental Investment and Retirement Plan, amended September 12, 2006.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Independent Registered Public Accounting Firm’s Awareness Letter.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

E-1