Form 10-K
period 2006-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2007-02-16
CIK 934612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28.419 billion on June 30, 2006. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 358,958,852 shares outstanding as of February 2, 2007.

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

Part I

Item 1. Business

Burlington Northern Santa Fe Corporation (BNSF, Registrant or Company) was incorporated in the State of Delaware on December 16, 1994. On September 22, 1995, the shareholders of Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (SFP) became the shareholders of BNSF pursuant to a business combination of the two companies.

On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company merged with and into Burlington Northern Railroad Company (BNRR), and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company. On January 2, 1998, SFP merged with and into The Burlington Northern and Santa Fe Railway Company. On January 20, 2005, The Burlington Northern and Santa Fe Railway Company changed its name to BNSF Railway Company (BNSF Railway).

Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. At December 31, 2006, BNSF and its subsidiaries had approximately 41,000 employees. The rail operations of BNSF Railway, BNSF’s principal operating subsidiary, comprise one of the largest railroad systems in North America. BNSF Railway’s business and operations are described below.

BNSF’s internet address is www.bnsf.com. Through this internet website (under the “Investors” link), BNSF makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). Filing on Forms 3, 4 and 5 are also available on this website within one day after filing with the SEC. BNSF’s annual CEO certification filed pursuant to the New York Stock Exchange’s Corporate Governance Listing Standards is filed as an exhibit to this Form 10-K. BNSF also makes available on its website other previously filed SEC reports, registration statements and exhibits via a link to the SEC’s website at www.sec.gov. The following documents are also made available on the Company’s website, and a copy will be mailed to shareholders, without charge, upon request to Investor Relations:

•	Code of Business Conduct and Ethics for Directors

•	Code of Ethics for the Chief Executive Officer and Senior Financial Officers

•	Code of Conduct for Salaried Employees

•	Code of Business Conduct and Ethics for Scheduled Employees

•	Corporate Governance Guidelines

•	Charters of the Audit, Compensation and Development and Directors and Corporate Governance Committees

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

Significant, extended negative changes in economic conditions that impact the producers and consumers of the commodities transported by the Company may have an adverse effect on the Company’s operating results, financial condition or liquidity. In addition, changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws may impact demand for coal, and United States and foreign government agriculture subsidies may impact the demand for grain.

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

Terrorist attacks, such as those that occurred on September 11, 2001, as well as the more recent attacks on the transportation systems in Madrid and London, any government response to those types of attacks and war or risk of war may adversely affect the Company’s results of operations, financial condition or liquidity. The Company’s rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on its operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on the Company’s operating results and financial condition by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets, which could restrict the Company’s ability to raise capital. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available to the Company in the future.

The Company is subject to stringent environmental laws and regulations, which may impose significant costs on its business operations.

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

Changes in demographics, training requirements and the availability of qualified personnel, particularly train crew members, could negatively impact service levels. In addition, approximately 40 percent of the workforce will be eligible for retirement within the next 10 years. The Company’s efforts to attract and retain qualified personnel may be hindered due to increased demand in the job market. Unpredictable increases in demand for rail services may exacerbate these risks and may have an adverse effect on the Company’s operating results, financial condition or liquidity.

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

The Company’s success is dependent on its ability to operate its railroad system efficiently. Severe weather and natural disasters, such as tornados, flooding and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. In addition, damages to or loss of use of significant aspects of the Company’s infrastructure due to natural or man-made disruptions could have an adverse affect on the Company’s operating results, financial condition or liquidity for an extended period of time until repairs or replacements could be made. Additionally, during natural disasters, the Company’s workforce may be unavailable, which could result in further delays. Extreme swings in weather could also negatively affect the performance of locomotives and rolling stock.

Fuel supply availability and fuel prices may adversely affect the Company’s results of operations, financial condition or liquidity.

Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, or rising global demand. A significant reduction in fuel availability could impact the Company's ability to provide transportation services at current levels, increase fuel costs and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition or liquidity. Additionally, the Company is expected to be able to offset a significant portion of the anticipated higher fuel costs through its fuel surcharge program in 2007. However, to the extent that the Company is unable to maintain and expand its existing fuel surcharge program, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition or liquidity.

The Company depends on the stability and availability of its information technology systems.

The Company relies on information technology in all aspects of its business. A significant disruption or failure of its information technology systems could result in service interruptions, safety failures, security violations, regulatory compliance failures and the inability to protect corporate information assets against intruders or other operational difficulties. Although the Company has taken steps to mitigate these risks, including Business Continuity Planning, Disaster Recovery Planning and Business Impact Analysis, a significant disruption could adversely affect the Company’s results of operations, financial condition or liquidity. Additionally, if the Company is unable to acquire or implement new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on the Company’s results of operations, financial condition or liquidity.

Personal injury claims constitute a significant expense, and increases in the amount or severity of these claims could adversely affect the Company’s operating results.

The Company is subject to various personal injury claims by third parties and employees, including claims by employees who worked around asbestos until 1985, when its use at BNSF was substantially eliminated. Personal injury claims by BNSF Railway employees are subject to the Federal Employees’ Liability Act (FELA), rather than state workers’ compensation laws. The Company believes that the FELA system, which includes unscheduled awards and a reliance on the jury system, has contributed to increased expenses in the past. Future events, such as increases in the number of claims that are filed, developments in legislative and judicial standards and the costs of settling claims, could result in an adverse effect on the Company’s operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

TRACK CONFIGURATION

BNSF Railway operates over a railroad system consisting of approximately 32,000 route miles of track (excluding multiple main tracks, yard tracks and sidings), approximately 23,000 miles of which are owned route miles, including easements, in 28 states and two Canadian provinces as of December 31, 2006. Approximately 9,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks.

As of December 31, 2006, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 49,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 10,000 route miles operated under trackage rights. At December 31, 2006, approximately 26,000 miles of BNSF Railway’s track consisted of 112-pound per yard or heavier rail, including approximately 20,000 track miles of 131-pound per yard or heavier rail.

EQUIPMENT CONFIGURATION

BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock and other equipment as of the dates shown below:

At December 31,	2006	2005	2004
Locomotives	6,330	5,790	5,715
Freight cars:
Covered hopper	33,488	34,631	35,066
Gondola	13,998	12,579	16,070
Open hopper	11,277	10,973	11,257
Flat	11,382	8,537	8,132
Box	8,937	8,685	9,652
Refrigerator	4,631	4,983	5,420
Autorack	641	748	894
Tank	426	422	612
Other	341	323	273

Total freight cars	85,121	81,881	87,376

Domestic chassis	12,849	12,649	9,846
Company service cars	3,982	4,091	3,999
Domestic containers	3,275	10,412	10,501
Trailers	1,209	1,916	2,152
Commuter passenger cars	165	179	166
Average age from date of manufacture–locomotive fleet (years)[a]	15	15	15
Average age from date of manufacture–freight car fleet (years)[a]	14	15	16

a	These averages are not weighted to reflect the greater capacities of the newer equipment.

CAPITAL EXPENDITURES AND MAINTENANCE

CAPITAL EXPENDITURES

The extent of the BNSF Railway’s maintenance and capacity program is outlined in the following table:

Year ended December 31,	2007 Estimate	2006	2005	2004
Track miles of rail laid[a]	1,056	854	711	695
Cross ties inserted (thousands)[a]	3,552	2,957	3,171	2,695
Track resurfaced (miles)	13,824	12,588	12,790	11,450

a	Includes both maintenance of existing route system and expansion projects. Expenditures for these maintenance programs are primarily capitalized.

A breakdown of the Company’s cash capital expenditures for the three years ended December 31, 2006, is incorporated by reference from a table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Liquidity and Capital Resources; Investing Activities.”

BNSF’s planned 2007 capital commitments are incorporated by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Executive Summary; Business Outlook for 2007.”

MAINTENANCE

As of December 31, 2006, General Electric Company, Alstom Transportation, Inc. and Electro-Motive Diesel, Inc. performed locomotive maintenance and overhauls for BNSF Railway at its facilities under various maintenance agreements that covered approximately 4,150 locomotives.

PROPERTY AND FACILITIES

BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars as previously described. It also owns or leases other equipment to support rail operations, including highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 33 major intermodal hubs located across the system. BNSF Railway’s largest intermodal facilities in terms of 2006 volume were as follows:

Intermodal Facilities	Lifts
Hobart Yard (Los Angeles, California)	1,240,000
Corwith Yard (Chicago, Illinois)	757,000
Logistics Park (Chicago, Illinois)	727,000
Willow Springs (Illinois)	698,000
Alliance (Fort Worth, Texas)	587,000
San Bernardino (California)	569,000
Cicero (Illinois)	533,000
Argentine (Kansas City, Kansas)	372,000
Memphis (Tennessee)	318,000
Seattle International Gateway (Seattle, Washington)	307,000

BNSF Railway owns 23 automotive distribution facilities and serves eight port facilities where automobiles are loaded on or unloaded from multi-level rail cars in the United States and Canada.

BNSF Railway’s largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

Classification Yards	Daily Average Cars Processed
Argentine (Kansas City, Kansas)	1,845
Galesburg (Illinois)	1,634
Barstow (California)	1,357
Pasco (Washington)	1,306
Tulsa (Oklahoma)	1,218

As of December 31, 2006, certain BNSF Railway properties and other assets were subject to liens securing $106 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and leases, as referred to in Notes 9 and 10 to the Consolidated Financial Statements.

PRODUCTIVITY

Productivity in 2006, as measured by thousand gross ton miles per employee, improved slightly from 2005 as shown in the table below. Gross ton miles is defined as the product of the number of loaded and empty miles traveled and the combined weight of the car and contents.

Year ended December 31,	2006	2005	2004
Thousand gross ton miles divided by average number of employees	26,965	26,847	26,898

Volumes as measured by gross ton miles increased 6 percent in 2006 over 2005 and 5 percent in 2005 over 2004. As a result, the Company has increased employee headcounts to handle the additional volume. A discussion of Employees and Labor Relations is incorporated by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Other Matters; Employee and Labor Relations.”

BUSINESS MIX

In serving the Midwest, Pacific Northwest and the Western, Southwestern and Southeastern regions and ports of the country, BNSF transports, through one operating transportation services segment, a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Approximately 60 percent of the freight revenues originated by the Company is covered by contractual agreements of varying duration, while the balance is subject to common carrier, published prices or quotations offered by the Company. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. The following map illustrates the Company’s primary routes, including trackage rights, which allow BNSF to access major cities and ports in the western and southern United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF has also entered into marketing agreements with CSX Transportation, Canadian National Railway Company and Kansas City Southern Railway Company, expanding the marketing reach for each railroad and their customers.

CONSUMER PRODUCTS:

The Consumer Products’ freight business provided approximately 38 percent of freight revenues in 2006 and consisted of the following business sectors:

•

INTERNATIONAL INTERMODAL – International business consists primarily of container traffic from steamship companies such as Maersk, Evergreen and Hyundai. International Intermodal accounted for approximately 46 percent of total Consumer Products revenues.

•	DOMESTIC INTERMODAL – Domestic Intermodal generated approximately 46 percent of total Consumer Products revenue. The Domestic Intermodal sector is comprised of the following business areas:

•

TRUCKLOAD/INTERMODAL MARKETING COMPANIES – The Truckload business area is comprised of full truckload carriers such as J.B. Hunt Transportation, Schneider National and Swift Transportation. The Intermodal Marketing Companies business area is comprised of shippers’ agents and consolidators such as the Hub Group.

•

EXPEDITED TRUCKLOAD/LESS-THAN-TRUCKLOAD – This business area is comprised of less-than-truckload carriers and parcel carriers such as United Parcel Service and YRC Worldwide. It also includes expedited truckload carriers such as Werner Enterprises, Stevens Transport and U.S. Xpress Enterprises.

•

AUTOMOTIVE – The transportation of both assembled motor vehicles, primarily those manufactured outside of the United States, and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest provided about 8 percent of total Consumer Products revenues.

INDUSTRIAL PRODUCTS:

The Industrial Products’ freight business provided approximately 25 percent of BNSF’s freight revenues in 2006 and consisted of the following five business areas:

•

BUILDING PRODUCTS – This sector generated approximately 33 percent of total 2006 Industrial Products revenues and includes primary forest product commodities such as lumber, plywood, oriented strand board, particleboard, paper products, pulpmill feedstocks, wood pulp and sawlogs. Also included in this sector are government, machinery and waste traffic. Commodities from this diverse group primarily originate from the Pacific Northwest, Western Canada, upper Midwest and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper and industrial packaging. Shipments of waste, ranging from municipal waste to contaminated soil, are transported to landfills and reclamation centers across the country. The government and machinery business includes aircraft parts, agricultural and construction machinery, military equipment and large industrial machinery.

•

CONSTRUCTION PRODUCTS – The construction products sector represented approximately 32 percent of total Industrial Products revenues in 2006. This sector serves virtually all of the commodities included in or resulting from the production of steel along with mineral commodities such as clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Industrial taconite, an iron ore derivative produced in northern Minnesota, scrap steel and coal coke are BNSF’s primary input products transported. Finished steel products range from structural beams and steel coils to wire and nails. BNSF links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams and coiled rod for the construction industry. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, are moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and in foundry and oil drilling applications.

•

PETROLEUM PRODUCTS – Commodities included in the petroleum sector are liquefied petroleum gas (LPG), diesel fuels, asphalt, alcohol, solvents, petroleum coke, lubes, oils, waxes and carbon black. This group made up 14 percent of total Industrial Products revenues for 2006. Product use varies based on commodity and includes the use of LPG for heating purposes, diesel fuel and lubes to run heavy machinery and asphalt for road projects and roofing. Products within this group originate and terminate throughout the BNSF network, with the largest areas of activities being the Texas Gulf, Pacific Northwest, California, Montana and Illinois.

•

CHEMICALS AND PLASTICS PRODUCTS – The chemicals and plastics sector represented approximately 13 percent of total 2006 Industrial Products revenues. This group is composed of industrial chemicals and plastics commodities. These commodities include caustic soda, chlorine, industrial gases, acids, polyethylene, polypropylene and polyvinyl chloride. Industrial chemicals and plastics resins are used by the automotive, housing and packaging industries, as well as for feedstocks, to produce other chemical and plastic products. These commodities originate primarily in the Gulf Coast region for shipment mainly into domestic markets.

•

FOOD AND BEVERAGES – Food and Beverages represented approximately 8 percent of total 2006 Industrial Products revenues. This group consists of beverages, canned goods and perishable food items. Other consumer goods such as cotton, salt, rubber and tires and miscellaneous boxcar shipments are also included in this business area.

COAL:

In 2006, the transportation of coal contributed about 20 percent of freight revenues. BNSF is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originate from the Powder River Basin of Wyoming and Montana. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central, Southeast, Mountain and Pacific Northwest regions of the United States. BNSF also transports coal from the Powder River Basin to markets in Canada and the eastern United States. Demand for Powder River Basin coal has increased substantially over the past 20 years due to its relatively low sulfur content, abundant reserves, relatively inexpensive mine production and competitive delivered cost to power plants.

Other BNSF coal shipments originate principally in Colorado, Illinois, New Mexico and North Dakota. These shipments move to electrical generating stations and industrial plants in the Mountain and North Central regions of the United States and to Mexico.

AGRICULTURAL PRODUCTS:

The transportation of Agricultural Products provided approximately 17 percent of 2006 freight revenues. These products include wheat, corn, bulk foods, soybeans, oil seeds and meals, feeds, barley, oats and rye, flour and mill products, milo, oils, specialty grains, malt, ethanol and fertilizer. The BNSF system is strategically located to serve the grain-producing regions of the Midwest and Great Plains. The Company is developing and operating a shuttle network for grain and grain products, which allows more efficient use of equipment and improved cycle times. In addition to serving most grain-producing areas, BNSF serves most major terminal, storage, feeding and food-processing locations. Furthermore, BNSF has access to major export markets in the Pacific Northwest, western Great Lakes, Texas Gulf and Mexico.

FREIGHT STATISTICS

The following table sets forth certain freight statistics relating to rail operations for the periods indicated:

Year ended December 31,	2006	2005	2004
Revenue ton miles (millions)*	642,417	596,575	570,688
Freight revenue per thousand revenue ton miles	$22.64	$21.13	$18.82
Average length of haul (miles)	1,067	1,068	1,045

*	Revenue ton miles is defined as the product of the number of loaded miles traveled and the weight of the contents.

Revenue, cars/units and average revenue per car/unit information for the three years ended December 31, 2006, is incorporated by reference from a table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Results of Operations; Revenue Table.”

GOVERNMENT REGULATION AND LEGISLATION

The Company is subject to federal, state and local laws and regulations generally applicable to all businesses. Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (OSHA), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF’s business.

DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

BNSF Railway’s rail operations, as well as those of its competitors, are also subject to extensive federal, state and local environmental regulation. These laws cover discharges to water, air emissions, toxic substances and the generation, handling, storage, transportation and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

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

RAILROAD RETIREMENT

Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway’s contributions under the Railroad Retirement System have been almost triple those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II) and other benefits. For 2006, the Railroad Retirement System required up to a 20.25 percent contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65 percent contribution on similar wage bases.

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

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway’s primary rail competitor in the Western region of the United States is the Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway.

Based on weekly reporting by the Association of American Railroads, BNSF’s share of the western United States rail traffic in 2006 was approximately 49 percent.

Item 3. Legal Proceedings

Ray Ridgeway, et al. v. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company, No. 48-185170-00 (District Court of Tarrant County, Texas, 48th Judicial District) is a state court action filed on October 27, 2000. The plaintiffs’ causes of action include alleged breach of contract, negligence and breach of fiduciary duties with respect to a special dividend that was paid in 1988 by a BNSF predecessor, Santa Fe Southern Pacific Corporation (SFSP). The complaint alleges that SFSP erroneously informed shareholders as to the tax treatment of the dividend–specifically, the apportionment of the dividend as either a distribution of earnings and profits or a return of capital–which allegedly caused some shareholders to overpay their income taxes. The plaintiffs assert, through their expert’s report, that SFSP had essentially no accumulated earnings and profits and that the entire dividend distribution should have been treated as a return of capital, rather than the approximately 34 percent that SFSP determined was a return of capital. Plaintiffs seek monetary damages based on a variety of theories. On July 8, 2005, the court entered an order denying the plaintiffs’ requests to certify a class action. The order denying certification was affirmed by the Texas Court of Appeals on August 24, 2006, and plaintiffs’ motion for rehearing of the order of the Texas Court of Appeals was denied. Plaintiffs have sought review by the Supreme Court of Texas and the Court has not yet ruled on that petition. BNSF believes these claims lack merit and that it has substantial defenses on both the merits of these claims and the attempted class action, and it is defending these claims vigorously.

Information concerning certain pending tax-related administrative or adjudicative state proceedings or appeals is incorporated by reference from Note 5 to the Consolidated Financial Statements, and information concerning other claims and litigation is incorporated by reference from Note 10 to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted by BNSF to a vote of its securities holders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the names, ages and positions of all executive officers of BNSF and their business experience during the past five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, retirement, resignation, or removal.

MATTHEW K. ROSE, 47

Chairman, President and Chief Executive Officer of BNSF since March 2002. Prior to that, President and Chief Executive Officer of BNSF from December 2000. Also, Chairman, President and Chief Executive Officer of BNSF Railway from December 2000.

THOMAS N. HUND, 53

Executive Vice President and Chief Financial Officer since January 2001. Prior to that, Senior Vice President and Chief Financial Officer and Treasurer from August 1999.

CARL R. ICE, 50

Executive Vice President and Chief Operations Officer since January 2001. Prior to that, Senior Vice President–Operations from June 1999.

JOHN P. LANIGAN, JR., 51

Executive Vice President and Chief Marketing Officer since January 2003. Prior to that, President and Chief Executive Officer of Logistics.com, Inc. (provider of ASP-based transportation procurement services to shippers and carriers) from May 2000.

JEFFREY R. MORELAND, 62

Executive Vice President – Public Affairs since January 2007. Prior to that, Executive Vice President–Law & Government Affairs and Secretary since December 2001.

ROGER NOBER, 42

Executive Vice President – Law and Secretary since January 2007. Prior to that, partner of Steptoe & Johnson LLP, Washington, DC (law firm) from March 2006; Chairman of the United States Surface Transportation Board from November 2002 – January 2006; and the counselor to the Deputy Secretary of Transportation of the United States Department of Transportation from May 2001 – November 2002.

PETER J. RICKERSHAUSER, 58

Vice President–Network Development since May 1999.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BNSF’s common stock is listed on the New York Stock Exchange under the symbol “BNI.” Information as to the high and low sales prices of such stock for the two years ending December 31, 2006, and the frequency and amount of dividends declared on such stock during such periods, is set forth in Note 17 to the Consolidated Financial Statements. The approximate number of holders of record of the common stock at February 2, 2007, was 34,000.

COMMON STOCK REPURCHASES

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended December 31, 2006 (shares in thousands):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[b]
October 1 – 31	101	$78.71	60	15,799
November 1 – 30	1,294	76.84	1,271	14,528
December 1 – 31	484	75.70	469	14,059

Total	1,879	$76.65	1,800

a	Total number of shares purchased includes approximately 79 thousand shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 29 thousand shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.
b	On July 17, 1997, the Board of Directors (the Board) initially authorized and the Company announced the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. On December 9, 1999, April 20, 2000, September 21, 2000, January 16, 2003 and December 8, 2005, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date for a total of 180 million shares authorized. The table above does not reflect 30 million shares authorized by the Board in February 2007. The share repurchase program does not have an expiration date.

Item 6. Selected Financial Data

The following table presents, as of and for the dates indicated, selected historical financial information for the Company (in millions, except per share data):

December 31,	2006	2005		2004		2003		2002

For the year ended:

Revenues	$14,985	$12,987		$10,946		$9,413		$8,979
Operating income	$3,517	$2,922	[a]	$1,686	[b]	$1,665		$1,656
Income before cumulative effect of accounting change	$1,887	$1,531	[a]	$791	[b]	$777	[c]	$760
Basic earnings per share (before cumulative effect of accounting change)	$5.23	$4.12	[a]	$2.14	[b]	$2.10	[c]	$2.01
Average basic shares	361.0	371.8		370.0		369.1		378.0
Diluted earnings per share (before cumulative effect of accounting change)	$5.10	$4.01	[a]	$2.10	[b]	$2.09	[c]	$2.00
Average diluted shares	369.8	381.8		376.6		372.3		380.8
Dividends declared per common share	$0.90	$0.74		$0.64		$0.54		$0.48

At year end:

Total assets	$31,643	$30,304		$28,925		$26,947		$25,767
Long-term debt and commercial paper, including current portion	$7,385	$7,154		$6,516		$6,684		$6,814
Stockholders’ equity	$10,396	$9,508		$9,311		$8,495		$7,932
Net debt to total capitalization[d]	40.3%	42.7%		39.9%		44.0%		46.1%

For the year ended:

Total capital expenditures	$2,014	$1,750		$1,527		$1,726		$1,358
Depreciation and amortization	$1,130	$1,075		$1,012		$910		$931

a	2005 operating income, income before cumulative effect of accounting change and earnings per share include an impairment charge related to an agreement to sell certain line segments to the State of New Mexico in the future of $71 million pre-tax, $44 million net of tax, or $0.12 per basic and diluted share.
b	2004 operating income, income before cumulative effect of accounting change and earnings per share include a charge for a change in estimate of unasserted asbestos and environmental liabilities of $465 million pre-tax, $288 million net of tax, or $0.78 per basic share and $0.77 per diluted share, as described in Note 10 to the Consolidated Financial Statements.
c	2003 income before cumulative effect of accounting change excludes the favorable cumulative effect of an accounting change for asset retirement obligations of $39 million, net of tax, or $0.11 per basic share and $0.10 per diluted share.
d	Net debt is calculated as total debt (long-term debt and commercial paper plus long-term debt due within one year) less cash and cash equivalents, and total capitalization is calculated as the sum of net debt and total stockholders’ equity.

CALCULATION OF RETURN ON INVESTED CAPITAL

BNSF’s return on invested capital (ROIC), as discussed in the “Letter from the Chairman, President and Chief Executive Officer” in the Company’s 2006 Annual Report, is a non-GAAP measure and should be considered in addition to, but not as a substitute or preferable to, other information prepared in accordance with GAAP. However, the information is included herein as management believes that ROIC provides meaningful information that can be useful in assessing the long-term performance of the Company’s business and in evaluating potential strategic transactions. Below is the calculation of ROIC for the years ended December 31, 2006, 2005 and 2004 (dollars in millions).

Year ended December 31,	2006	2005	2004

Average capitalization[a]	$21,200	$19,831	$19,069

Operating income	$3,517	$2,922	$1,686
Other expense	(40)	(37)	(4)
Financing charges[b]	370	305	274
2004 charge for change in estimate of unasserted asbestos and environmental liabilities	—	—	465
Taxes[c]	(1,438)	(1,196)	(917)

After-tax income excluding financing charges and 2004 charge	$2,409	$1,994	$1,504

Return on invested capital[d]	11.4%	10.1%	7.9%

a	Average capitalization is calculated as the average of the sum of stockholders' equity, net debt (long-term debt and commercial paper plus long-term debt due within one year less cash and cash equivalents), the net present value of future long-term operating lease commitments and the receivables sold under the accounts receivable sales program for the most recent preceding 13 month ends.
b	Financing charges represent the estimated interest expense included in operating lease payments and A/R sales fees.
c	Taxes are calculated as the sum of monthly operating income, other expense and financing charges, multiplied by an effective tax rate respective to each month.
d	Return on invested capital is calculated as the total after-tax income excluding financing charges and 2004 charge divided by average capitalization.

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

COMPANY OVERVIEW

Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. BNSF’s primary operating subsidiary, BNSF Railway, operates one of the largest North American rail networks with about 32,000 route miles in 28 states and two Canadian provinces. Through its one operating transportation segment, BNSF Railway transports a wide range of products and commodities including Consumer Products, Industrial Products, Coal and Agricultural Products.

Additional operational information, including weekly intermodal and carload unit reports as submitted to the Association of American Railroads and annual reports submitted to the STB, are available on the Company’s website at www.bnsf.com/investors.

EXECUTIVE SUMMARY

FISCAL YEAR 2006 – FINANCIAL OVERVIEW

•

The Company achieved record earnings of $5.10 per share compared with 2005 earnings of $4.01 per share, which included a $0.12 per share after tax impairment charge related to an agreement to sell certain line segments to the State of New Mexico.

•	Freight revenues increased 15 percent to a record high of $14.5 billion on double-digit increases in each of our four business units.

•

Of the 15-percent increase in freight revenue, 6 percent, 6 percent and 5 percent was attributable to unit growth, price and fuel surcharges, respectively. These were partially offset by a decrease due to changes in business mix.

•	Operating expenses for 2006 increased 14 percent compared with 2005, primarily due to an increase in volumes and higher fuel costs.

•	Operating income increased to over $3.5 billion, an all-time record for the Company.

•

Each year capital expenditures are a significant use of cash for BNSF. In 2006, BNSF increased its cash capital expenditures to $2.01 billion from $1.75 billion in the prior year primarily due to both maintenance of BNSF’s track structure and additional expansion projects undertaken in 2006.

•

On October 12, 2006, BNSF entered into an agreement with CSX Transportation (CSX) to create a high-volume rail corridor for reliable intermodal services on the lines connecting California, Atlanta and the rest of the fast-growing Southeast Region. The new service is expected to begin in early 2007. Additionally, based on demand, the agreement provides the opportunity for BNSF to establish an Atlanta-area intermodal facility on CSX property to provide BNSF’s customers more options for their Southeast growth. This agreement is not expected to have a material impact on BNSF’s results of operations in the near term.

•

In January 2007, the STB issued a decision finding that the application of fuel surcharges that are not closely linked to actual fuel costs would be unreasonable. Surcharges applied to STB-regulated traffic arbitrarily calculated as a percentage of the base rate were expressly prohibited. Except with respect to certain exempt contract movements, where fuel surcharges may or may not be applicable, the Company already utilizes a mileage-based fuel surcharge program, which complies with the STB's decision in two of its four business areas, Coal and Agricultural Products. In accordance with the STB's decision, the Company plans to implement a compliant fuel surcharge program on all other applicable STB regulated traffic in the near future. The STB’s decision does not apply to any movements made pursuant to existing or future private contracts or to transportation of any commodities that are exempt from regulation (e.g., intermodal traffic). The Company is currently assessing the impact of this decision and anticipates it will not likely have a material impact.

BUSINESS OUTLOOK FOR 2007

•	BNSF expects to see revenue growth in the 7 to 8 percent range.

•

Combining projected revenue growth with an ongoing focus on productivity, earnings per share is anticipated to grow in the low-teens (11 to 13 percent) despite being negatively impacted by a year-over-year $150 million headwind resulting principally from a reduction in fuel hedges.

•	The Company anticipates that the operating ratio (calculated as operating expenses less other revenues divided by freight revenues) will be approximately 75 percent.

•	The Company plans to increase its capital commitment program, which includes both cash spent for capital and locomotive leases, to approximately $2.75 billion in 2007 from $2.67 billion in 2006.

•	Capital commitments are increasing to meet projected future demand, while the Company anticipates improving its return on invested capital.

•	BNSF anticipates spending $1.6 billion to keep its infrastructure strong by refreshing track, signal systems, structures, rebuilding rolling stock and implementing new technologies.

•	BNSF also plans to acquire 200 locomotives at a cost of approximately $350 million.

•	The Company anticipates investing approximately $750 million in capacity expansion programs.

RESULTS OF OPERATIONS

REVENUE TABLE

The following table presents BNSF’s revenue information by business group for the years ended December 31, 2006, 2005 and 2004. Certain comparative prior year revenue amounts have been reclassified between the business groups to conform to the current year presentation. There was no impact to total freight revenues as a result of these reclassifications.

	Revenues (in millions)			Cars / Units (in thousands)			Average Revenue Per Car / Unit
Year ended December 31,	2006	2005	2004	2006	2005	2004	2006	2005	2004
Consumer products	$5,613	$4,898	$4,025	5,520	5,215	4,770	$1,017	$939	$844
Industrial products	3,589	3,128	2,670	1,686	1,655	1,650	2,129	1,890	1,618
Coal	2,916	2,448	2,277	2,458	2,238	2,216	1,186	1,094	1,028
Agricultural products	2,427	2,132	1,770	973	916	900	2,494	2,328	1,967

Total freight revenues	14,545	12,606	10,742	10,637	10,024	9,536	$1,367	$1,258	$1,126

Other revenues	440	381	204

Total operating revenues	$14,985	$12,987	$10,946

EXPENSE TABLE

The following table presents BNSF’s expense information for the years ended December 31, 2006, 2005 and 2004 (in millions):

Year ended December 31,	2006	2005	2004
Compensation and benefits	$3,816	$3,515	$3,322
Fuel	2,734	1,959	1,335
Purchased services	1,906	1,713	1,424
Depreciation and amortization	1,130	1,075	1,012
Equipment rents	930	886	790
Materials and other	952	917	1,377	[a]

Total operating expenses	$11,468	$10,065	$9,260

Interest expense	$485	$437	$409
Other expense, net	$40	$37	$4
Income tax expense	$1,105	$917	$482

a	2004 materials and other expense includes a $465 million pre-tax charge related to changes in estimates of the Company’s unasserted asbestos and environmental liabilities (see Note 10 to the Consolidated Financial Statements for additional information).

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

BNSF recorded net income for 2006 of $1,887 million, or $5.10 per share. In comparison, net income for 2005 was $1,531 million, or $4.01 per share, which included a $0.12 per share impairment charge related to an agreement to sell certain line segments to the State of New Mexico (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “New Mexico Department of Transportation”).

REVENUES

FREIGHT

Freight revenues of $14,545 million for 2006 were $1,939 million, or 15 percent higher than 2005. Freight revenues reflected a 6-percent increase in volumes. Freight revenues include approximately $1.7 billion in fuel surcharges compared with approximately $1.1 billion in the prior year. Growth in prices and fuel surcharges drove average revenue per car/unit up 9 percent in 2006 to $1,367 from $1,258 in 2005.

CONSUMER PRODUCTS

The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $5,613 million for 2006 were $715 million, or 15 percent greater than 2005. The increase in average revenue per unit of 8 percent was primarily related to price increases and increased fuel surcharges. Additionally, cars/units increased by 6 percent due primarily to growth in international intermodal.

INDUSTRIAL PRODUCTS

Industrial Products’ freight business consists of five business areas: building products, construction products, petroleum products, chemicals and plastics products and food and beverages.

Industrial Products revenues increased $461 million, or 15 percent, to $3,589 million for 2006. The revenue increase was driven by double-digit growth in four of the five business areas. The 13-percent increase in average revenue per car was the result of price increases and increased fuel surcharges. Units increased 2 percent driven by demand for plastics, petroleum products and steel, partially offset by softness in demand for building products.

COAL

BNSF is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $2,916 million for 2006 increased $468 million, or 19 percent, versus a year ago. The revenue increase was primarily driven by a 10-percent increase in volumes resulting from significant customer demand and greater line throughput due to increased network fluidity. Average revenue per car increased 8 percent driven by contractual price escalations, increased length of haul and fuel surcharges.

AGRICULTURAL PRODUCTS

The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, fertilizer and other products.

Agricultural Products revenues of $2,427 million for 2006 were $295 million, or 14 percent higher than revenues for 2005. This increase was primarily due to a 7-percent increase in average revenue per car, which was driven by both price increases and increased fuel surcharges associated with higher fuel prices, and a 6-percent increase in volume driven primarily by an increase in demand for corn.

OTHER REVENUES

Other revenues increased $59 million, or 15 percent, to $440 million for 2006 compared to 2005. This increase was primarily due to increases in demurrage charges and volume growth of BNSF Logistics, an indirect, wholly-owned non-rail subsidiary that specializes in providing third-party logistics and transportation services.

EXPENSES

Total operating expenses for 2006 were $11,468 million, an increase of $1,403 million, or 14 percent over 2005. The increase in operating expenses was primarily the result of significant fuel price increases and a 6-percent increase in gross-ton miles handled. Operating expenses for 2005 were impacted by a $71 million pre-tax impairment charge related to an agreement to sell certain line segments to the State of New Mexico.

COMPENSATION AND BENEFITS

Compensation and benefits includes expenses for BNSF employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $3,816 million were $301 million, or 9 percent higher than 2005. The increase was primarily related to 6 percent higher unit volumes, which resulted in a 5-percent increase in the average headcount. Additionally, increased stock-based compensation expense of approximately $30 million, due largely to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, and increased pension expense of approximately $30 million contributed to the overall increase in compensation and benefits expense as compared with the prior year.

FUEL

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities.

Fuel expenses of $2,734 million for 2006 were $775 million, or 40 percent, higher than 2005. The increase in fuel expense is due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 45 cents to $1.85, or $661 million, which is comprised of an increase in the average purchase price of 32 cents, or $471 million, and a decrease in the hedge benefit of 13 cents, or $190 million (2006 benefit of $341 million less 2005 benefit of $531 million). Consumption in 2006 was 1,478 million gallons compared with 1,402 million gallons in 2005, resulting in a $114 million increase in fuel expense.

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

Purchased services expenses of $1,906 million for 2006 were $193 million, or 11 percent higher than 2005. This increase was primarily due to increases in the following volume-related costs of approximately (i) $50 million in intermodal ramp costs; (ii) $40 million in haulage payments for transportation over other railroads; (iii) $35 million in locomotive, freight car and equipment maintenance expense; and (iv) $25 million in purchased transportation costs for BNSF Logistics.

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

Depreciation and amortization expenses of $1,130 million for 2006 were $55 million, or 5 percent higher than 2005. This increase was primarily due to ongoing capital expenditures.

EQUIPMENT RENTS

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses for 2006 of $930 million were $44 million, or 5 percent higher than 2005 driven by an increase of approximately $45 million in locomotive rents, which was largely the result of an increase in the number of locomotives under operating leases. Freight car equipment was essentially flat year-over-year due to the impact of increasing volumes being offset by the impact of the Company’s privatization efforts, velocity improvements and an increase in off-line receipts.

MATERIALS AND OTHER

Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials and other items for construction and maintenance of property and equipment. Other expenses include personal injury claims, environmental remediation and derailments as well as utilities, impairments of long-lived assets, locomotive overhauls, property and miscellaneous taxes and employee separation costs. The total is offset by gains on land sales and insurance recoveries.

Materials and other expenses of $952 million for 2006, which consisted of approximately $425 million of materials expense with the remainder consisting of numerous other items, were $35 million, or 4 percent higher than 2005. The increase was primarily due to increases of approximately (i) $65 million in materials costs for locomotives, freight cars and track structure; (ii) $35 million in crew transportation and lodging expense; (iii) $20 million in property taxes; and (iv) $20 million in expense related to derailments. These increases were offset by a $22 million gain from a line sale to the State of New Mexico recorded in 2006. Expenses for 2005 were impacted by a $71 million pre-tax impairment charge related to an agreement to sell certain line segments to the State of New Mexico.

INTEREST EXPENSE

Interest expense of $485 million for 2006 was $48 million, or 11 percent higher than 2005. This increase was primarily the result of a higher average debt balance.

INCOME TAXES

The effective rate in 2006 was 36.9 percent compared with 37.5 percent for the prior year. The decrease in the effective tax rate primarily reflects income tax adjustments, which favorably impacted income tax expense in 2006 by $22 million as compared with 2005.

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

BNSF recorded net income for 2005 of $1,531 million, or $4.01 per share, which included a $0.12 per share impairment charge related to an agreement to sell certain line segments to the State of New Mexico (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “New Mexico Department of Transportation”). In comparison, net income for 2004 was $791 million, or $2.10 per share, which included a $288 million, net of tax, or $0.77 per share charge for a change in the Company’s estimate of unasserted asbestos liabilities and environmental liabilities (see Note 10 to the Consolidated Financial Statements for additional information).

REVENUES

FREIGHT

Freight revenues of $12,606 million for 2005 were $1,864 million, or 17 percent, higher than 2004. Freight revenues were up due to a 5-percent increase in volume. Freight revenues in 2005 included fuel surcharges of approximately $1.1 billion compared with approximately $350 million in the prior year. Growth in prices and fuel surcharges drove average revenue per car/unit up 12 percent in 2005 to $1,258 from $1,126 in 2004.

CONSUMER PRODUCTS

Consumer Products revenues of $4,898 million for 2005 were $873 million, or 22 percent, greater than 2004. The increase in Consumer Products revenues was strong in all sectors. The increase in average revenue per unit of 11 percent was primarily related to price increases and increased fuel surcharges.

INDUSTRIAL PRODUCTS

Industrial Products revenues increased $458 million, or 17 percent, to $3,128 million for 2005. The revenue increase was primarily due to increased lumber and panel traffic in the building products sector, as well as increased traffic in petroleum products, partially offset by decreased volumes in waste products in the building products sector as well as steel and taconite in the construction products sector. Price increases along with increased fuel surcharges contributed to a 17 percent increase in average revenue per car.

COAL

Coal revenues of $2,448 million for 2005 increased $171 million, or 8 percent, versus the preceding year. Coal volumes increased slightly as a result of new customer business volumes and higher demand from existing customers, partially offset by weather-related operational and maintenance disruptions in the Powder River Basin. Average revenue per car increased 6 percent primarily driven by contractual price escalations and increased average length of haul.

AGRICULTURAL PRODUCTS

Agricultural Products revenues of $2,132 million for 2005 were $362 million, or 20 percent, higher than revenues for 2004. Average revenue per car increased 18 percent primarily driven by mix as a result of strong exports out of the Pacific Northwest, price increases and increased fuel charges.

OTHER REVENUES

Other revenues increased $177 million, or 87 percent, to $381 million for 2005 compared to 2004. This increase was primarily attributable to increases in storage-related revenues and volume growth, in addition to the acquisitions by and volume growth of BNSF Logistics.

EXPENSES

Total operating expenses for 2005 were $10,065 million, an increase of $805 million, or 9 percent, over 2004. The increase in operating expenses was the result of significant fuel price increases, a 5-percent increase in gross-ton miles handled and a $71 million pre-tax impairment charge related to an agreement to sell certain line segments to the State of New Mexico, offset by lower asbestos and environmental costs due to the $465 million pre-tax charge taken in 2004 to reflect changes in the Company’s estimate of unasserted asbestos liabilities and environmental liabilities.

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

PURCHASED SERVICES

Purchased services expenses of $1,713 million for 2005 were $289 million, or 20 percent, higher than 2004. This increase was primarily due to increases in the following volume-related costs of approximately (i) $75 million in intermodal ramp costs; (ii) $70 million in locomotive, freight car and equipment maintenance expense; (iii) $45 million in purchased transportation costs for BNSF Logistics; and (iv) $30 million in payments for transportation over other railroads.

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

MATERIALS AND OTHER

Materials and other expenses of $917 million for 2005, which consists of approximately $359 million of materials expense with the remainder consisting of numerous other items, were $460 million, or 33 percent, lower than 2004. In 2005, materials and other expense was impacted by an impairment charge of $71 million related to the future sale of certain line segments as well as $70 million of increased material costs for locomotives, freight cars and track structure, partially offset by lower environmental and personal injury expense in 2005. However, the $465 million pre-tax charge recorded in 2004 to reflect a change in BNSF’s estimates of unasserted asbestos and environmental liabilities more than offset these changes by a significant amount.

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

OPERATING ACTIVITIES

2006

Net cash provided by operating activities was $3,108 million during 2006 compared with $2,609 million during 2005. The increase was primarily the result of an increase in earnings before depreciation and amortization expense.

2005

Net cash provided by operating activities was $2,609 million during 2005 compared with $2,377 million during 2004. The increase was primarily the result of an increase in earnings before the effect of the 2004 third quarter charge related to a change in BNSF’s estimates of unasserted asbestos liabilities and environmental liabilities, which had no impact on the Company’s cash flows (see note 10 to the Consolidated Financial Statements for additional information) partially offset by a use of cash related to the $350 million decrease in the Company’s accounts receivable sales program (see Note 6 to the Consolidated Financial Statements for additional information). The decrease in the Company’s accounts receivable sales program resulted in higher commercial paper (see Note 9 to the Consolidated Financial Statements for additional information).

INVESTING ACTIVITIES

2006

Net cash used for investing activities was $2,086 million during 2006 compared with $2,023 million during 2005. Investing activities for the year included $2,014 million of capital expenditures, which were $264 million higher than 2005 primarily due to an increase in capital expenditures for maintenance of BNSF’s track structure and for terminal and line expansions as illustrated in the table below. The decrease in cash used for other investing activities primarily reflects timing of equipment financing activities, $50 million in consideration received for the third easement sale to Seattle Sound Transit and $45 million in consideration received for the New Mexico line sale as discussed in the “Other Matters” section. Additionally, 2005 included consideration paid to another carrier for trackage rights and alternative access rights (see Note 7 to the Consolidated Financial Statements for additional information) and an investment in Pace Synfuels.

2005

Net cash used for investing activities was $2,023 million during 2005 compared with $1,595 million during 2004. Investing activities for the year included $1,750 million of capital expenditures, which were $223 million higher than 2004 primarily due to an increase in capital expenditures for maintenance of BNSF’s track structure and for terminal and line expansions. The increase in cash used for other investing activities primarily reflects the timing of equipment financing activities, consideration paid to another carrier for trackage rights and alternative access rights (see Note 7 to the Consolidated Financial Statements for additional information), line acquisitions and an investment in Pace Synfuels as well as a $26 million cash source in the first quarter of 2004 related to the consolidation of San Jacinto Rail Limited (see Note 7 to the Consolidated Financial Statements for additional information).

A breakdown of cash capital expenditures during 2006, 2005 and 2004 is set forth in the following table (in millions):

Year ended December 31,	2006	2005	2004
Maintenance of way:
Rail	$304	$232	$219
Ties	311	284	257
Surfacing	214	183	159
Other	397	354	359

Total maintenance of way	1,226	1,053	994
Mechanical	152	136	114
Information services	65	64	73
Other	121	108	107

Total maintenance of business	1,564	1,361	1,288
New locomotive acquisitions	—	—	16
Terminal and line expansion	450	389	223

Total	$2,014	$1,750	$1,527

The table above does not include expenditures for equipment financed through operating leases (principally related to locomotives).

FINANCING ACTIVITIES

2006

Net cash used for financing activities during 2006 was $722 million, primarily related to common stock repurchases of $730 million and dividend payments of $310 million, which where partially offset by net debt borrowings of $116 million, proceeds from stock options exercised of $116 million and excess tax benefits from equity compensation plans of $95 million. Upon adoption of SFAS No. 123R, the excess tax benefits from equity compensation plans were classified in financing activities. However, as the Company adopted SFAS No. 123R prospectively, financial statements prior to January 1, 2006, include excess tax benefits as an operating activity.

In August 2006, BNSF issued $300 million of 6.20 percent debentures due August 15, 2036. The net proceeds from the sale of the debentures are being used for general corporate purposes including but not limited to working capital, capital expenditures and the repayment of outstanding commercial paper. See Note 3 to the Consolidated Financial Statements for information related to the hedges unwound as part of this debt issuance.

Aggregate debt to mature in 2007 is $473 million. BNSF’s ratio of net debt to total capitalization was 40.3 percent at December 31, 2006, compared with 42.7 percent at December 31, 2005. The Company’s adjusted net debt to total capitalization was 51.1 percent at December 31, 2006, compared with 51.5 percent at December 31, 2005. BNSF’s adjusted net debt to total capitalization is a non-GAAP measure and should be considered in addition to, but not as a substitute or preferable to, the information prepared in accordance with GAAP. However, management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.

The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

Year ended December 31,	2006	2005
Net debt to total capitalization [a]	40.3%	42.7%
Adjustment for long-term operating leases [b]	11.4	9.4
Adjustment for other debt equivalents [c]	0.6	0.6
Adjustment for junior subordinated notes [d]	(1.2)	(1.2)

Adjusted net debt to total capitalization	51.1%	51.5%

a	Net debt to total capitalization is calculated as total debt (long-term debt and commercial paper plus long-term debt due within one year) less cash and cash equivalents divided by the sum of net debt and total stockholders’ equity.

b	Represents the net present value of future operating lease commitments.

c	Adjustment for other debt equivalents principally includes accounts receivable financing (see Note 6 to the Consolidated Financial Statements for additional information).

d	Junior subordinated notes are included in total debt on the respective Consolidated Balance Sheets; however, as they include certain equity characteristics as described below, they have been assigned 50 percent equity credit for purposes of this calculation.

Pursuant to existing Board authority as of December 31, 2006, BNSF could issue up to an additional $700 million of debt securities through the SEC debt shelf registration process. In February 2007, the Board authorized an additional $1.4 billion of debt securities that may be issued through the SEC debt shelf registration process, for a total of $2.1 billion of debt securities now authorized to be issued.

2005

Net cash used for financing activities during 2005 was $833 million primarily related to common stock repurchases of $799 million, prepaid forward share repurchases of $600 million and dividend payments of $267 million, which where partially offset by net debt borrowings of $599 million and proceeds from stock options exercised of $244 million.

In December 2005, BNSF issued $500 million of 6.613 percent junior subordinated notes due December 31, 2055. The junior subordinated notes are callable on or after January 15, 2026, at par plus accrued and unpaid interest. On January 15, 2026, if the junior subordinated notes are not called, the interest rate will change to an annual rate equal to the 3-month London Interbank Offered Rate (LIBOR) rate plus 2.35 percent, reset quarterly. Interest payments may be deferred, at the option of the Company, on a cumulative basis for a period of up to five consecutive years; however, during this time the Company would not be permitted to declare or pay dividends on its common stock. In the event that certain financial covenants are not maintained, the Company would be required to sell common stock, the proceeds of which would be used to pay any accrued and unpaid interest. At December 31, 2006, the Company was in compliance with these covenants. Because of this structure, certain rating agencies provide a considerable degree of equity treatment for purposes of calculating various ratios and metrics. The majority of the net proceeds of the debt issuance were used to repurchase common stock, with the remainder used for general corporate purposes.

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

DIVIDENDS

Common stock dividends declared were $0.90, $0.74 and $0.64 per share annually for 2006, 2005 and 2004, respectively. Dividends paid on common stock were $310 million, $267 million and $231 million during 2006, 2005 and 2004, respectively. On October 19, 2006, the Board declared a quarterly dividend of $0.25 per share on outstanding shares of common stock, payable January 2, 2007, to shareholders of record on December 12, 2006. On February 14, 2007, the Board declared a quarterly dividend of $0.25 per share on outstanding shares of common stock, payable April 2, 2007, to shareholders of record on March 12, 2007.

COMMON STOCK REPURCHASE PROGRAM

During 2006, 2005 and 2004, the Company repurchased approximately 18 million, 14 million and 10 million shares, respectively, of its common stock at average prices of $73.43 per share, $54.95 per share and $35.98 per share, respectively. Further information on this repurchase program is incorporated by reference from Note 15 to the Consolidated Financial Statements.

In February 2007, the Board authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the total of 180 million shares previously authorized in equal amounts in July 1997, December 1999, April 2000, September 2000, January 2003 and December 2005.

Since 2001, BNSF has primarily utilized free cash flow to repurchase its shares. In February 2007, BNSF announced it will modify its share repurchase approach based on improved credit statistics over the past few years, including interest coverage, debt-to-cash flow and debt-to-capital ratios. These credit statistics have improved sufficiently that BNSF now intends to devote additional financial capacity to share repurchases. This difference in approach is expected to result in a moderately higher level of debt.

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

During 2006, BNSF agreed to acquire an additional 120 locomotives, bringing its total commitment to acquire 965 new locomotives by 2009. As of December 31, 2006, BNSF had taken delivery of 765 of the 965 locomotives, including 362 during 2006.

During 2006, BNSF agreed to acquire 4,000 covered hoppers, 1,400 double-stack cars and 600 centerbeams by 2010. As of December 31, 2006, BNSF had taken delivery of the 600 centerbeams and 100 of the double-stacked cars.

The locomotives and freight cars under these agreements have been or are expected to be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases and debt issuances. The decision on the method used for a particular acquisition financing will depend on market conditions and other factors at that time.

The Company also utilizes a commercial paper program backed by a bank revolving credit agreement to manage liquidity needs. For 2007 and the foreseeable future, the Company expects that cash from operating activities, access to capital markets, the accounts receivable sales program and the bank revolving credit agreement will be sufficient to enable the Company to meet its obligations when due. The Company believes these sources of funds will also be sufficient to fund capital additions that are necessary to maintain its competitiveness and position the Company for future revenue growth.

The Company’s ratio of earnings to fixed charges was 4.89 and 4.62 times for the years ended December 31, 2006 and 2005, respectively. Additionally, the Company’s ratio of net cash provided by operating activities divided by total average debt was 43 percent and 39 percent for the years ended December 31, 2006 and 2005, respectively. The increase in the ratio of net cash provided by operating activities divided by total average debt is primarily due to increased earnings.

The following table summarizes the Company’s obligations under long-term debt and other contractual commitments at December 31, 2006 (in millions):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt [a]	$6,776	$352	$309	$1,623	$4,492
Capital lease obligations	609	121	223	109	156
Interest payments [b]	7,050	413	779	700	5,158
Operating lease obligations [c]	7,496	640	1,307	1,099	4,450
Purchase obligations [d]	10,875	2,968	1,470	1,253	5,184
Other long-term liabilities reflected on the balance sheet under GAAP [e]	453	48	101	259	45

Total contractual obligations	$33,259	$4,542	$4,189	$5,043	$19,485

a	Excludes capital lease obligations.

b	Interest payments relate to fixed-rate long-term debt and capital lease obligations and exclude the impact of any interest-rate hedging activities (see Note 3 to the Consolidated Financial Statements for additional information). Additionally, the Company’s only variable-rate debt is commercial paper, which expires within 90 days; therefore, the related interest has been excluded from the table above.

c	Gross payments due, which include an interest component.

d	Includes short-line minimum usage commitments, asset maintenance and other purchase commitments.

e	Consists of employee separation payments as discussed in Note 11 to the Consolidated Financial Statements and actuarially estimated payments expected to be made over the next five years for the pension plans and the retiree health and welfare plan as discussed in Note 13 to the Consolidated Financial Statements.

In the normal course of business, the Company enters into long-term contracts for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

CREDIT AGREEMENT

Commercial paper and the revolving credit agreement are discussed in Note 9 to the Consolidated Financial Statements. The revolving credit agreement includes covenants and events of default typical for this type of facility, including a maximum debt-to-capital test and a $75 million cross-default provision. At December 31, 2006, the Company was in compliance with its debt covenants. BNSF’s maximum debt-to-capital test provides approximately $8 billion of debt capacity above BNSF’s outstanding debt as of December 31, 2006, before an event of default would occur under these covenants. With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreement. A voluntary bankruptcy or insolvency would be considered an immediate termination event.

OFF-BALANCE SHEET ARRANGEMENTS

SALE OF ACCOUNTS RECEIVABLE

The accounts receivable sales program of Santa Fe Receivables Corporation, as described in Note 6 to the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a maximum debt-to-capital test, which is the same as in the BNSF revolving credit agreements described above. BNSF’s maximum debt-to-capital test provides approximately $8 billion of debt capacity above BNSF’s outstanding debt as of December 31, 2006. At December 31, 2006, the Company’s capacity to sell undivided interests to investors under the accounts receivable sales program was $700 million, which was comprised of two $350 million, 364-day accounts receivable facilities. The Company amended these facilities in November 2006, modifying their maturities to November 2007. Management expects to be able to either extend the commitment of the current investors under the accounts receivable sales program past November 2007 or to find additional investors in the accounts receivable sales program who will commit to purchase undivided interests after November 2007.

The accounts receivable sales program provides efficient financing at a competitive interest rate as compared with traditional borrowing arrangements and provides diversification of funding sources. Since the funding is collateralized by BNSF receivables, the risk of exposure is only as great as the risk of default on these receivables (see Note 6 to the Consolidated Financial Statements for additional information).

GUARANTEES

The Company acts as guarantor for certain debt and lease obligations of others. During the past few years, the Company has primarily utilized guarantees to allow third-party entities to obtain favorable terms to finance the construction of assets that will benefit the Company. Additionally, in the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. The Company does not expect performance under these guarantees or indemnities to have a material adverse effect on the Company’s liquidity in the foreseeable future (see Note 9 to the Consolidated Financial Statements for additional information).

INFLATION

Due to the capital-intensive nature of BNSF’s business, the full effect of inflation is not reflected in operating expenses because depreciation is based on historical cost. An assumption that all operating assets were depreciated at current price levels would result in substantially greater expense than historically reported amounts.

OTHER MATTERS

COMMERCIAL

In July 2004, BNSF Railway initiated an arbitration proceeding under a Joint Service Agreement (JSA) with a major truckload carrier (the “carrier”) with which BNSF Railway handles substantial joint intermodal movements. In the proceeding, BNSF Railway sought an increase in its divisions of joint revenue for intermodal movements. Additionally, the carrier challenged the basis of the divisions and raised other issues under the JSA. An Interim Award decision was issued by the arbitration panel on September 16, 2005, increasing BNSF’s revenue divisions, and favorably resolving other issues raised in the proceeding. Both parties accepted the Interim Award as the final and binding award in the arbitration on October 17, 2005. By agreement of the parties, on October 19, 2005, the panel entered an order terminating the proceeding. In the fourth quarter of 2005, BNSF recorded a gain of approximately $26 million pre-tax, $16 million, net of tax, or $0.04 per share, as a result of this retroactive award of compensation for the period of July 7, 2004 through September 30, 2005. Of this gain, $21 million was recorded as an increase in Consumer Products revenue, and the remaining $5 million was recorded in purchased services expense as a reimbursement of legal fees.

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

FUEL

BNSF measures the fair value of fuel hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties. BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance (see Note 3 to the Consolidated Financial Statements for additional information).

INTEREST RATE

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates, establishing rates in anticipation of future debt issuances and converting a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy. BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements (see Note 3 to the Consolidated Financial Statements for additional information).

In anticipation of a future debt issuance, BNSF entered into six treasury locks between January 1, 2007, and February 6, 2007, totaling $250 million to fix the treasury component of the expected debt issuance. The treasury locks are expected to be unwound during the second quarter of 2007. Any gain or loss on the treasury locks will be amortized to interest expense over the life of the issued debt.

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

The current bargaining round for all unions with contracts that came into effect after January 1, 2005, began on and after November 1, 2004, with the serving of Section 6 notices, which are each side’s initial proposals. BNSF Railway is participating in coordinated national handling of these proposals. The current agreements remain in effect until new agreements are reached or until changes to the existing agreements are made.

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

Sound Transit agreed to pay BNSF approximately $260 million for four commuter easements to operate trains on the segment between Seattle and Everett and entered into agreements both for service on the commuter easements and joint use of track for commuter and freight purposes. The Company received approximately $80 million of cash in 2003 upon the closing of the first easement, $80 million of cash in 2004 upon closing of the second easement and $50 million of cash in 2006 upon closing of the third easement. The sale proceeds will be recognized in income over the use of the associated track structure (approximately 37 years). In 2007, upon the final closing subject to conditions in the sale agreement, BNSF will receive an additional $50 million for the remaining easement.

Additionally, the Company sold 18 miles of railroad line and associated real estate from south of Tacoma to Nisqually in several separate transactions. The Company recognized gains associated with the sale of $9 million and $7 million, net of tax, in 2005 and 2004, respectively.

NEW MEXICO DEPARTMENT OF TRANSPORTATION

In the fourth quarter of 2005, BNSF Railway Company entered into agreements with the New Mexico Department of Transportation to sell the Company’s rail line and certain adjacent property between Belen, New Mexico and Trinidad, Colorado, through a series of sales agreements, while maintaining freight easement rights on the line. The Company recognized an impairment charge in 2005 related to this agreement of $71 million. During the first quarter of 2006, upon the closing of the sale of the first of the line segments, the Company recognized a gain of $22 million and received a cash payment of $45 million. Upon satisfaction of closing conditions, the remaining agreements are expected to close over the next two years. BNSF expects to receive cash payments of $18 million in 2007 and $4 million in 2008 related to these transactions. The impairment charge and the gain were recorded as a component of materials and other expense.

AMERICAN JOBS CREATION ACT OF 2004

In October 2004, the American Jobs Creation Act of 2004 was signed into law. Part of the legislation includes the repeal of a 4.3–cent tax per gallon of diesel fuel. The tax is being gradually phased out in 2005 and 2006 and will be completely phased out by 2007. Based on actual and projected fuel consumption, the repeal of the tax resulted in approximately $21 million and $8 million in incremental savings in 2005 and 2006, respectively, and is expected to result in incremental savings of approximately $34 million for BNSF in 2007.

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

ASBESTOS

The Company is party to a number of personal injury claims by employees and non-employees who may have been exposed to asbestos. The heaviest exposure for BNSF employees was due to work conducted in and around the use of steam locomotive engines that were phased out between the years of 1950 and 1967. However, other types of exposures, including exposure from locomotive component parts and building materials, continued after 1967, until they were substantially eliminated at BNSF by 1985.

Prior to 2000, claim filings against the Company for asbestos were not numerous and were sporadic. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. The Company believed, however, that the low end of the range of reasonably possible loss, as that term is used in Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 14, Reasonable Estimation of the Amount of a Loss, was immaterial. Subsequent to this period, claim filings increased and, when they continued into 2004, the Company concluded that the low end of the range of reasonably possible loss would be material and that an estimate for unasserted asbestos exposure liability needed to be recorded. BNSF then engaged a third-party with extensive experience in performing asbestos studies to assist in assessing the unasserted liability exposure. The objective of the assessment was to determine the number of estimated unasserted asbestos claims and the estimated average cost per claim. The Company, with the assistance of the third party, first determined its exposed population from which it was able to derive the estimated number of unasserted claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data.

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

From these assumptions, BNSF projected the incidence of each type of disease to the estimated population to arrive at an estimate of the total number of employees that could potentially assert a claim. Historical claim filing rates were applied for each type of disease to the total number of employees that could potentially assert a claim to determine the total number of anticipated claim filings by disease type. Historical dismissal rates, which represent claims that are closed without payment, were then applied to calculate the number of future claims by disease type that would likely require payment by the Company. Finally, the number of such claims was multiplied by the average settlement value to estimate BNSF’s future liability for unasserted asbestos claims.

The most sensitive assumptions for this accrual are the estimated future filing rates and estimated average claim values. Asbestos claim filings are typically sporadic and may include large batches of claims solicited by law firms. To reflect these factors, BNSF used a multi-year calibration period (i.e., the average historical filing rate for the period 2000-2003) because it believed it would be most representative of its future claim experience. In addition, for non-malignant claims, the number of future claims to be filed against BNSF declines at a rate consistent with both mortality and age as there is a decreasing propensity to file a claim as the population ages. BNSF believes the average claim values by type of disease from the historical period 2002-2004 are most representative of future claim values. Non-malignant claims, which represent approximately 95 percent of the total number and 80 percent of the cost of estimated future asbestos claims, were priced by age of the projected claimants. Historically, the ultimate settlement value of these types of claims is most sensitive to the age of the claimant. A 10 percent increase or decrease in either the forecasted number of unasserted claims or the average claim values would result in an approximate $25 million increase or decrease in the liability recorded for unasserted asbestos claims.

During each of the third quarters of 2006 and 2005, the Company had the third party analyze recent trends to ensure the assumptions utilized in the original September 2004 study were still valid. Based on these reviews, the original study continues to represent a reasonable estimate of BNSF’s future asbestos exposure. Therefore, management recorded no additional expense as a result of these updates. The Company plans to update the study again in the third quarter of 2007. In addition, throughout the year, BNSF monitors actual experience against the number of forecasted claims and expected claim payments and records adjustments to the Company’s estimates as necessary (see Note 10 to the Consolidated Financial Statements for additional information).

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	2006	2005	2004
Beginning balance	$326	$345	$60
Accruals	—	—	308
Payments	(20)	(19)	(23)

Ending balance at December 31,	$306	$326	$345

Of the obligations at December 31, 2006, $251 million was related to unasserted claims and $55 million was related to asserted claims. At December 31, 2006 and 2005, $22 and $21 million were included in current liabilities, respectively. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	2006	2005
Claims unresolved at January 1,	2,121	1,926
Claims filed	530	835
Claims settled, dismissed or otherwise resolved	(676)	(640)

Claims unresolved at December 31,	1,975	2,121

Based on BNSF’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985), which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF specific data that was the basis for the study. BNSF projects that approximately 55, 75 and 95 percent of the future unasserted asbestos claims will be incurred within the next 10, 15 and 25 years, respectively.

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $200 million to $400 million. However, BNSF believes that the $306 million recorded at December 31, 2006, is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

The amounts recorded by BNSF for the asbestos-related liability were based upon currently known facts. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

While the final outcome of asbestos-related matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, the occurrence of a number of these items in the same period, could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

OTHER PERSONAL INJURY

BNSF uses a third-party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FIN 14, is immaterial for these other occupational trauma claims.

Key elements of the actuarial assessment include:

•	Size and demographics (employee age and craft) of the workforce.

•	Activity levels (manhours by employee craft and carloadings).

•	Expected claim frequency rates by type of claim (employee FELA or third-party liability) based on historical claim frequency trends.

•	Expected dismissal rates by type of claim based on historical dismissal rates.

•	Expected average paid amounts by type of claim for open and incurred but not reported claims that eventually close with payment.

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

The most sensitive assumptions for this accrual are the expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. A 10 percent increase or decrease in either the expected average cost per claim or the frequency rate for claims with payment would result in an approximate $45 million increase or decrease in BNSF’s recorded other personal injury reserves (see Note 10 to the Consolidated Financial Statements for additional information).

BNSF obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	2006	2005	2004
Beginning balance	$422	$459	$453
Accruals	188	181	194
Payments	(171)	(218)	(188)

Ending balance at December 31,	$439	$422	$459

At December 31, 2006 and 2005, $153 million and $164 million were included in current liabilities, respectively. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	2006	2005
Claims unresolved at January 1,	3,617	4,116
Claims filed	3,516	3,758
Claims settled, dismissed or otherwise resolved	(4,003)	(4,257)

Claims unresolved at December 31,	3,130	3,617

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $550 million. However, BNSF believes that the $439 million recorded at December 31, 2006, is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

ENVIRONMENTAL

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on such factors as relative volumetric contribution of material, the amount of time the site was owned or operated and/or the portion of the total site owned or operated by each PRP.

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

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments, the Company performed an assessment in 2004 to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third-party actuary had proprietary data that included information from the Environmental Protection Agency (EPA) and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because of its determination that a better estimate of future development could be made with this data, BNSF engaged this third-party actuary, which has an extensive background in performing various studies for large companies, including environmental matters, to assist BNSF in determining the Company’s potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities.

Consequently, during the third quarter of 2004, BNSF recorded an undiscounted $172 million pre-tax charge related to its change in estimated environmental liabilities on a site-by-site basis. The $172 million pre-tax charge was recorded in materials and other expense and reduced net income by $106 million, or $0.28 per share, for 2004. The charge did not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites. BNSF continues to estimate third-party claims on a site-by-site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party claims as of December 31, 2006, was approximately $12 million.

During the third quarter of 2006, the Company obtained an update of this study. Based on the work performed by the third-party actuary during each of the third quarters of 2006 and 2005, management recorded additional expense of approximately $5 million and $12 million, respectively. The Company plans to update the study again in the third quarter of 2007. However, on a quarterly basis, BNSF monitors actual experience against the forecasted remediation and related payments made on existing sites and conducts ongoing environmental contingency analyses, which consider a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in and the ability to pay for, cleanup of other PRPs. Adjustments to the Company’s estimates will continue to be recorded as necessary based on developments in subsequent periods. Additionally, environmental accruals include amounts for newly identified sites or contaminants, third-party claims and legal fees incurred for defense of third-party claims and recovery efforts (see Note 10 to the Consolidated Financial Statements for additional information).

The Company’s estimate of the ultimate cost for cleanup efforts at its known environmental sites utilizes BNSF’s historical payment patterns, its current estimated percentage to closure ratios and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the EPA and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress. The most significant assumptions are as follows: (i) historical payment patterns of site development and (ii) variance from benchmark costs. A 10 percent change in any of these individual assumptions could result in an increase or decrease of up to $20 million in BNSF’s estimated environmental liability.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 375 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	2006	2005	2004
Beginning balance	$370	$385	$199
Accruals	20	33	258
Payments	(72)	(48)	(72)

Ending balance at December 31,	$318	$370	$385

At December 31, 2006 and 2005, $58 million and $55 million was included in current liabilities, respectively. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2006, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF Sites		Superfund Sites
	2006	2005	2006	2005
Number of sites at January 1,	369	384	20	24
Sites added during the period	23	24	—	—
Sites closed during the period	(17)	(39)	—	(4)

Number of sites at December 31,	375	369	20	20

Liabilities recorded for environmental costs represent BNSF’s best estimate of its probable future obligation for the remediation and settlement of these sites and include both asserted and unasserted claims. Unasserted claims are not a material component of the liability. Although recorded liabilities include BNSF’s best estimate of all probable costs, without reduction for anticipated recoveries from third parties, BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated and developments in environmental surveys and studies of contaminated sites.

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $250 million to $475 million. However, BNSF believes that the $318 million recorded at December 31, 2006, is the best estimate of the Company’s future obligation for environmental costs.

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

OTHER CLAIMS AND LITIGATION

In addition to asbestos, other personal injury and environmental matters discussed above, BNSF and its subsidiaries are also parties to a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements and claims relating to service under contract provisions or otherwise). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

INCOME TAXES

BNSF is subject to various federal, state and local income taxes in the taxing jurisdictions where the Company operates. BNSF accounts for income taxes by providing for taxes payable or refundable in the current year and for deferred tax assets and liabilities for future tax consequences of events that have been recognized in financial statements or tax returns.

BNSF recorded total income tax expense, including federal, state and other income taxes, of $1,105 million, $917 million and $482 million for the years ended December 31, 2006, 2005 and 2004, respectively. BNSF’s Consolidated Balance Sheets reflect $345 million and $218 million of net current deferred tax assets at December 31, 2006 and 2005, respectively. Also included in BNSF’s Consolidated Balance Sheets are $8,216 million and $7,916 million of net non-current deferred tax liabilities at December 31, 2006 and 2005, respectively. Classification of deferred tax assets and liabilities as current or non-current is determined by the financial statement classification of the asset or liability to which the temporary difference is related. If a temporary difference is not related to an asset or liability for financial reporting, it is classified according to the expected reversal date of the temporary difference.

Valuation allowances are established to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. BNSF has not recorded a valuation allowance, as it believes that the deferred tax assets will be fully realized in the future.

All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation, are closed through 1994 and the business combination date of September 1995, respectively. Internal Revenue Service (IRS) examination of the years 1995 through 2002 for BNSF is completed and the protests of the un-agreed issues have been filed and are pending before IRS Appeals. BNSF is currently under examination for the years 2003 through 2005. In addition, BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Due to the capital-intensive nature of BNSF’s business, a significant portion of the audit issues with the IRS and other taxing authorities relate to whether expenditures are classified as maintenance or capital and whether certain asset valuations are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2006.

BNSF makes estimates of the potential liability based on its assessment of all potential tax exposures. In addition, the Company uses factors such as applicable tax laws and regulations, current information and past experience with similar issues to make these judgments.

Deferred tax assets and liabilities are measured using the tax rates that apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized or paid. Changes in the Company’s estimates regarding the statutory tax rate to be applied to the reversal of deferred tax assets and liabilities could materially affect the effective tax rate.

The Company has not significantly changed its methodology for calculating income tax expense for the years presented, and there are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or assumptions described above. Further information on uncertain tax positions is incorporated by reference from Note 16 to the Consolidated Financial Statements.

EMPLOYEE BENEFIT PLANS

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

Certain salaried employees of BNSF that have met age and years of service requirements are eligible for life insurance coverage and medical benefits, including prescription drug coverage, during retirement. This postretirement benefit plan, referred to as the retiree health and welfare plan, is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The basic life insurance plan is noncontributory and covers retirees only. Optional life insurance coverage is available for some retirees; however, the retiree is responsible for the full cost. BNSF’s policy is to fund benefits payable under the medical and life insurance plans as they come due. Generally, employees beginning salaried employment with BNSF subsequent to September 22, 1995, are not eligible for medical benefits during retirement.

The amounts recorded in the Consolidated Statements of Income for pensions and the retiree health and welfare were as follows (in millions):

Year ended December 31,	2007 Estimate	2006	2005	2004
Net pension cost	$56	$68	$38	$15
Net retiree health and welfare cost	$17	$14	$11	$24

The increased pension cost in 2006 and 2005 is primarily the result of recognition of previously unrecognized losses as well as a decrease in both the expected long-term rate of return on plan assets and discount rate assumptions.

At December 31, 2006, BNSF had net losses, excluding prior service costs, of $430 million and $77 million related to the pension and retiree health and welfare benefits plans, respectively, which had been recognized as a component of AOCL under SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132(R), as described in Note 13 to the Consolidated Financial Statements. These losses were comprised of gains and losses from changes in discount rates, actuarial assumptions and census data as well as market gains and losses and will be recognized as a component of net pension cost over the next 15 years as follows:

	Deferred Losses to be Recognized (in millions)
Fiscal year	Pension	Retiree Health and Welfare Benefits
2007	$38	$6
2008	27	5
2009	20	5
2010	15	4
2011	13	4
Thereafter	117	23

BNSF uses a third-party actuary to assist the Company in estimating liabilities and expenses for the pension and retiree health and welfare plans. Estimated amounts are based on historical information, current information and estimates about future events and circumstances. Significant assumptions used in the valuation of the pension or retiree health and welfare obligations include expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate.

From time to time, the Company will change pension and retiree health and welfare assumptions in response to current conditions and expected future experience. Significant assumptions for the past three years are as follows:

Assumptions used to determine net cost for fiscal years ended December 31,	Pension Benefits			Retiree Health and Welfare Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.25%	5.75%	6.00%	5.25%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.25%	—%	—%	—%
Assumed health care cost trend rate	—%	—%	—%	10.50%	10.00%	11.00%
Rate of compensation increase[b]	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%

Assumptions used to determine benefit obligations at September 30 [a],	Pension Benefits		Retiree Health and Welfare Benefits
	2006	2005	2006	2005
Discount rate	5.50%	5.25%	5.50%	5.25%
Assumed health care cost trend rate	—%	—%	10.00%	10.50%
Rate of compensation increase[b]	3.90%	3.90%	3.90%	3.90%

a	The Company’s pension and retiree health and welfare plans use a measurement date of September 30.

b	Determined based on historical experience

The discount rate is a key assumption used in the estimates of both the pension and retiree health and welfare expense and liability. BNSF determined the discount rate by adjusting the Moody’s Aa Corporate bond yield to reflect the difference between the duration of the future estimated cash flows of the Company’s pension and retiree health and welfare plans and the duration of the Moody’s Aa index. The expected return on plan assets, which reflects the expected long-term rates of return on those assets, is also a key assumption. Finally, the health care cost trend rates are also considered a significant assumption and only impact the retiree health and welfare-related estimates.

The discount rate used for the 2007 calculation of net benefit cost was increased to 5.50 percent to reflect current market conditions. The expected rate of return on plan assets remained consistent from 2006 to 2007, and the Company does not expect any significant changes to the current investment allocation of assets. However, unforeseen changes in the investment markets or other external factors could prompt changes in these estimates in future years.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and rate of return on plan assets:

Sensitivity Analysis

Hypothetical discount rate change	Change in Net Benefit Cost
	Pension	Retiree Health and Welfare
50 basis point decrease	$7 million increase	$2 million increase
50 basis point increase	$7 million decrease	$2 million decrease

Hypothetical rate of return on plan assets change	Pension
50 basis point decrease	$6 million increase
50 basis point increase	$6 million decrease

The Company voluntarily contributed $109 million to the BNSF Retirement Plan in the fourth quarter of 2006. The Company is not required to make any contributions to this plan in 2007. The Company determines this required funding by amortizing asset gains and losses over a period of five years. If the Company was required to fully fund the unfunded portion of its projected benefit obligation, which was $325 million at December 31, 2006, for these pension plans and $305 million for the retiree health and welfare plan, the Company’s management believes that it would have sufficient liquidity, and it could fund the balance without a significant impact to the Company’s financial position. Additionally, the Company expects to make benefit payments in 2007 of approximately $6 million and $23 million from its non-qualified defined benefit and retiree health and welfare plans, respectively.

In August of 2006, the President signed the Pension Protection Act of 2006 into law. While the Act will have some effect on specific plan provisions in the Company’s retirement program, its primary effect will be to change the minimum funding requirements. The Company expects that the Act will accelerate the required funding of future contributions for the Company’s pension plans beginning with the 2009 fiscal year. Anticipated payments, including the impact of the PPA, over the next five years are included in the Contractual Obligations table under the heading “Long-Term Debt and Other Obligations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company does not anticipate that this legislation will significantly impact its results of operations, financial condition, or liquidity.

Further information on employee benefits is incorporated by reference from Note 13 to the Consolidated Financial Statements.

DEPRECIATION

Due to the capital-intensive nature of the railroad industry, depreciation expense is a significant component of the Company’s operating expense. The Company recorded depreciation and amortization expenses of $1,130 million, $1,075 million and $1,012 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the Company had property and equipment, net balances of $27,676 million and $26,551 million, which included $8,499 million and $7,982 million, respectively, of accumulated depreciation.

The Company uses the group method of depreciation under which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. The Company conducts studies of depreciation rates and the required accumulated depreciation balance as required by the STB, which is generally every three years for equipment property and every six years for track structure and other roadway property. The Company uses external consultants to assist management with these studies. The consultants rely on statistical analysis, historical retirement data, industry knowledge and discussions with management to assess the impact of new technologies and maintenance practices. Changes in the estimated service lives of the assets and their related depreciation rates are implemented prospectively, and the difference between the calculated accumulated depreciation and the amount recorded is amortized over the average remaining service lives of the assets.

In 2006, the Company conducted a depreciation rate study of its equipment (excluding locomotives). The results of this study will not materially impact the Company’s current or future results of operations. All other rate studies are current under the STB’s requirements.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

• Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF’s supplier base, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices and other key materials and disruptions in supply chains for these materials, changes in the securities and capital markets and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment;

• Legal and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication, increased economic regulation of the rail industry, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational disease, the release of hazardous materials, environmental contamination and damage to property, or relating to rates and services; and

• Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, the ability to expand the capacity of the system, congestion on other railroads and capacity constraints affecting all links in the transportation chain that feed traffic and goods to BNSF’s systems, disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

December 31,	2006	2005
Fuel-hedge benefit (including ineffective portion of unexpired hedges)	$341	$531
Interest rate hedge benefit (loss)	(1)	17

Total hedge benefit	340	548
Tax effect	(131)	(209)

Hedge benefit, net of tax	$209	$339

The Company’s fuel-hedge benefit is due to increases in fuel prices subsequent to the initiation of various hedges. The information presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Notes 3 and 9 to the Consolidated Financial Statements describe significant aspects of BNSF’s financial instrument activities that have a material market risk. Additionally, the Company uses fuel surcharges, which substantially mitigate the risk of fuel price volatility.

COMMODITY PRICE SENSITIVITY

BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of December 31, 2006, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI), which is defined as the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI and HO.

At December 31, 2006, BNSF had recorded in the Consolidated Balance Sheet a short-term fuel-hedging asset of $13 million and a short-term hedging liability of $2 million for fuel hedges covering 2007. There was no long-term fuel-hedging asset or liability in the Consolidated Balance Sheet as of December 31, 2006.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending December 31, 2007, and the balance sheet impact from the hypothetical price changes, both based on the Company’s hedge position at December 31, 2006:

Sensitivity Analysis

Hedged Commodity Price Change	Fuel-Hedge Annual Pre-Tax Earnings Impact	Balance Sheet Impact of Change in Fuel-Hedge Fair Value
10 percent increase	$16 million increase	$16 million increase
10 percent decrease	$17 million decrease	$18 million decrease

Based on fuel consumption during the twelve-month period ending December 31, 2006, of 1,478 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a ten percent increase or decrease in the commodity price per gallon would result in an approximate $272 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis.

At December 31, 2006, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 3 to the Consolidated Financial Statements.

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

At December 31, 2006, the fair value of BNSF’s debt, excluding capital leases, was $7,177 million. Additionally, the Company had recorded an interest rate hedging liability of less than $1 million and $6 million for cash flow and fair value hedges, respectively.

The following table is an estimate of the impact to earnings and the fair value of the total debt and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2007, based on debt levels and outstanding hedges as of December 31, 2006:

Sensitivity Analysis

Hypothetical Change in Interest Rates	Floating Rate Debt - Annual Pre-Tax Earnings Impact	Change in Fair Value
		Total Debt	Interest Rate Hedges
1 percent decrease	$16 million increase	$615 million increase	$9 million increase
1 percent increase	$16 million decrease	$517 million decrease	$7 million decrease

Further information on interest rate hedges is incorporated by reference from Note 3 to the Consolidated Financial Statements. Information on the Company’s debt, which may be sensitive to interest rate fluctuations, is incorporated by reference from Note 9 to the Consolidated Financial Statements.

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

The following documents are filed as a part of this report:

Management’s Report on Internal Control Over Financial Reporting

To the Shareholders of Burlington Northern Santa Fe Corporation and Subsidiaries

The management of Burlington Northern Santa Fe Corporation (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, the Company concluded that as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears on the following pages.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Burlington Northern Santa Fe Corporation

We have completed integrated audits of Burlington Northern Santa Fe Corporation's consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Burlington Northern Santa Fe Corporation and its subsidiaries (the Company) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
February 13, 2007

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

In millions, except per share data

Year ended December 31,	2006	2005	2004
Revenues	$14,985	$12,987	$10,946

Operating expenses:
Compensation and benefits	3,816	3,515	3,322
Fuel	2,734	1,959	1,335
Purchased services	1,906	1,713	1,424
Depreciation and amortization	1,130	1,075	1,012
Equipment rents	930	886	790
Materials and other	952	917	1,377

Total operating expenses	11,468	10,065	9,260

Operating income	3,517	2,922	1,686
Interest expense	485	437	409
Other expense, net	40	37	4

Income before income taxes	2,992	2,448	1,273
Income tax expense	1,105	917	482

Net income	$1,887	$1,531	$791

Earnings per share:
Basic earnings per share	$5.23	$4.12	$2.14
Diluted earnings per share	$5.10	$4.01	$2.10

Average shares:
Basic	361.0	371.8	370.0
Dilutive effect of stock awards	8.8	10.0	6.6

Diluted	369.8	381.8	376.6

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Dollars in millions, shares in thousands

December 31,	2006	2005
Assets
Current assets:
Cash and cash equivalents	$375	$75
Accounts receivable, net	805	678
Materials and supplies	488	396
Current portion of deferred income taxes	345	218
Current portion of fuel-hedging asset	13	303
Other current assets	155	210

Total current assets	2,181	1,880

Property and equipment, net	27,676	26,551
Other assets	1,786	1,873

Total assets	$31,643	$30,304

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$2,853	$2,773
Long-term debt due within one year	473	456

Total current liabilities	3,326	3,229

Long-term debt and commercial paper	6,912	6,698
Deferred income taxes	8,216	7,916
Casualty and environmental liabilities	830	878
Minimum pension liability	—	417
Pension and retiree health and welfare liability	604	—
Employee separation costs	86	107
Other liabilities	1,273	1,551

Total liabilities	21,247	20,796

Commitments and contingencies (see Notes 3, 9 and 10)
Stockholders’ equity:
Common stock, $0.01 par value, 600,000 shares authorized; 532,080 shares and 527,289 shares issued, respectively	5	5
Additional paid-in-capital	6,990	6,702
Retained earnings	9,607	8,045
Treasury stock, at cost, 174,205 shares and 155,718 shares, respectively	(5,929)	(4,569)
Prepaid forward repurchase of treasury stock	—	(600)
Unearned compensation	—	(22)
Accumulated other comprehensive loss	(277)	(53)

Total stockholders’ equity	10,396	9,508

Total liabilities and stockholders’ equity	$31,643	$30,304

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

In millions

Year ended December 31,	2006	2005	2004
Operating Activities
Net income	$1,887	$1,531	$791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,130	1,075	1,012
Deferred income taxes	314	217	237
Employee separation costs paid	(27)	(30)	(33)
Long-term casualty and environmental liabilities, net	(55)	(71)	477
Other, net	(118)	(54)	(84)
Changes in current assets and liabilities:
Accounts receivable, net	(127)	(138)	(65)
Change in accounts receivable sales program	—	(350)	25
Materials and supplies	(92)	(57)	(73)
Other current assets	46	(5)	(144)
Accounts payable and other current liabilities	150	491	234

Net cash provided by operating activities	3,108	2,609	2,377

Investing Activities
Capital expenditures	(2,014)	(1,750)	(1,527)
Other, net	(72)	(273)	(68)

Net cash used for investing activities	(2,086)	(2,023)	(1,595)

Financing Activities
Net increase (decrease) in commercial paper and bank borrowings	283	563	(242)
Proceeds from issuance of long-term debt	300	500	250
Payments on long-term debt	(467)	(464)	(300)
Dividends paid	(310)	(267)	(231)
Proceeds from stock options exercised	116	244	420
Purchase of BNSF common stock	(730)	(799)	(376)
Prepaid forward repurchase of treasury stock	—	(600)	—
Excess tax benefits from equity compensation plans	95	—	—
Other, net	(9)	(10)	1

Net cash used for financing activities	(722)	(833)	(478)

Increase (decrease) in cash and cash equivalents	300	(247)	304
Cash and cash equivalents:
Beginning of year	75	322	18

End of year	$375	$75	$322

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$462	$427	$476
Income taxes paid, net of refunds	$779	$545	$159
Non-cash asset financing	$109	$68	$104

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Dollars in millions, shares in thousands, except per share data

	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Prepaid Forward Repurchase of Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2003	500,685	(129,225)	$5,771	$6,240	$(3,340)	$—	$(36)	$(140)	$8,495
Comprehensive income:
Net income			—	791	—	—	—	—	791
Minimum pension liability adjustment, net of tax expense of $3			—	—	—	—	—	3	3
Fuel/interest hedge mark-to-market, net of tax expense of $83			—	—	—	—	—	136	136

Total comprehensive income			—	791	—	—	—	139	930

Common stock dividends, $0.64 per share			—	(239)	—	—	—	—	(239)
Restricted stock expense			—	—	—	—	31	—	31
Restricted stock activity and related tax benefit of $1	1,135	(49)	45	—	—	—	(38)	—	7
Exercise of stock options and related tax benefit of $52	15,455	(746)	488	—	(25)	—	—	—	463
Purchase of BNSF common stock	—	(10,443)	—	—	(376)	—	—	—	(376)

Balance at December 31, 2004	517,275	(140,463)	6,304	6,792	(3,741)	—	(43)	(1)	9,311
Comprehensive income:
Net income			—	1,531	—	—	—	—	1,531
Minimum pension liability adjustment, net of tax benefit of $25			—	—	—	—	—	(39)	(39)
Fuel/interest hedge mark-to-market, net of tax benefit of $8			—	—	—	—	—	(13)	(13)

Total comprehensive income			—	1,531	—	—	—	(52)	1,479

Common stock dividends, $0.74 per share			—	(278)	—	—	—	—	(278)
Restricted stock expense			—	—	—	—	37	—	37
Restricted stock activity and related tax benefit of $10	665	(140)	46	—	—	—	(16)	—	30
Exercise of stock options and related tax benefit of $84	9,349	(540)	357	—	(29)	—	—	—	328
Purchase of BNSF common stock	—	(14,575)	—	—	(799)	—	—	—	(799)
Prepaid forward repurchase of treasury stock	—	—	—	—	—	(600)	—	—	(600)

Balance at December 31, 2005	527,289	(155,718)	6,707	8,045	(4,569)	(600)	(22)	(53)	9,508
Comprehensive income:
Net income			—	1,887	—	—	—	—	1,887
Minimum pension liability adjustment, net of tax expense of $24			—	—	—	—	—	40	40
Fuel/interest hedge mark-to-market, net of tax benefit of $117			—	—	—	—	—	(188)	(188)

Total comprehensive income			—	1,887	—	—	—	(148)	1,739

Adjustment to initially apply SFAS No. 158, net of tax benefit of $48			—	—	—	—	—	(76)	(76)
Common stock dividends, $0.90 per share			—	(325)	—	—	—	—	(325)
Restricted stock and stock options expense			72	—	—	—	—	—	72
Restricted stock activity and related tax benefit of $15	28	(33)	16	—	(1)	—	—	—	15
Exercise of stock options and related tax benefit of $80	4,763	(376)	225	—	(29)	—	—	—	196
Adjustment upon adoption of SFAS 123R	—	—	(25)	—	—	—	22	—	(3)
Purchase of BNSF common stock	—	(9,860)	—	—	(730)	—	—	—	(730)
Prepaid forward repurchase of treasury stock	—	(8,218)	—	—	(600)	600	—	—	—

Balance at December 31, 2006	532,080	(174,205)	$6,995	$9,607	$(5,929)	$—	$—	$(277)	$10,396

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe Corporation (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF’s principal, wholly-owned subsidiary is BNSF Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America with approximately 32,000 route miles in 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 38 percent, 25 percent, 20 percent and 17 percent, respectively, of total freight revenues for the year ended December 31, 2006. These Consolidated Financial Statements include BNSF, BNSF Railway, other majority-owned subsidiaries and a variable interest entity for which BNSF is the primary beneficiary (see Note 2 to the Consolidated Financial Statements for additional information), all of which are separate legal entities (collectively, the Company).

2. Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of BNSF, including its principal subsidiary BNSF Railway. All significant intercompany accounts and transactions have been eliminated. The Company evaluates its less than majority-owned investments for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities. Since the effective date of FIN 46R of March 31, 2004, the Company has had one minor investment, San Jacinto Rail Limited Partnership, that has been consolidated under FIN 46R (see Note 7 to the Consolidated Financial Statements for additional information regarding the Partnership).

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions are periodically reviewed by management. Actual results could differ from those estimates.

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

CASH AND CASH EQUIVALENTS

All short-term investments with original maturities of 90 days or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value because of the short maturity of these instruments.

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

ENVIRONMENTAL LIABILITIES

Liabilities for environmental cleanup costs are initially recorded when BNSF’s liability for environmental cleanup is both probable and reasonably estimable. BNSF utilizes a third-party actuary to assist the Company in estimating substantially all of its environmental liabilities. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates for these liabilities are undiscounted.

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

STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, on January 1, 2006. This statement requires BNSF to recognize the cost of employee services received in exchange for the Company’s equity instruments. Under SFAS No. 123R, BNSF is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. BNSF has elected to adopt SFAS No. 123R on a modified prospective basis; accordingly, the financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method. Since the adoption of this new guidance, there have been no significant changes in the quantity or types of instruments used in stock-based compensation programs, nor have there been any significant changes in the terms of existing stock-based compensation arrangements. The Company did, however, record a favorable cumulative adjustment for estimated forfeitures of $3 million, which, due to its immateriality, was included as a reduction to compensation expense in the first quarter of 2006.

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

Year ended December 31,	2005	2004
Net income, as reported	$1,531	$791
Stock-based employee compensation expense included in reported net income, net of related tax effects	23	19
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(42)	(41)

Pro forma net income	$1,512	$769

Earnings per share:
Basic – as reported	$4.12	$2.14

Basic – pro forma	$4.07	$2.08

Diluted – as reported	$4.01	$2.10

Diluted – pro forma	$3.96	$2.04

EMPLOYEE BENEFIT PLANS

BNSF uses a third-party actuary to assist the Company in estimating liabilities and expenses for the pension and retiree health and welfare plans. Estimated amounts are based on historical information, current information and estimates regarding future events and circumstances. Significant assumptions used in the valuation of pension and/or retiree health and welfare liabilities include the expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate.

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

FUEL

Fuel costs represented 24 percent, 19 percent and 14 percent of total operating expenses during 2006, 2005 and 2004, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during 2006 and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $15 million of additional fuel expense on an annual basis.

TOTAL FUEL-HEDGING ACTIVITIES

As of December 31, 2006, BNSF’s total fuel hedging positions covered approximately 7 percent of estimated fuel purchases for 2007. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

Year ended December 31,	2006	2005	2004
Hedge benefit	$342	$535	$337
Ineffective portion of unexpired hedges	(1)	(4)	1
Tax effect	(131)	(203)	(130)

Hedge benefit, net of tax	$210	$328	$208

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

December 31,	2006	2005
Short-term fuel-hedging asset	$13	$303
Long-term fuel-hedging asset	—	33
Short-term fuel-hedging liability	(2)	—
Ineffective portion of unexpired hedges	1	—
Tax effect	(4)	(129)

Amount included in AOCL, net of tax	$8	$207

Settled fuel-hedging contracts receivable	$37	$143

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NEW YORK MERCANTILE EXCHANGE (NYMEX) #2 HEATING OIL (HO) HEDGES

As of December 31, 2006, BNSF had entered into fuel swaps and costless collar agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. Over the twelve months ended December 31, 2006, the sum of all such costs averaged approximately 25 cents per gallon.

During 2006, the Company converted approximately 129 million gallons of West Texas Intermediate (WTI) collars into HO swaps at an average price of approximately $0.97 per gallon, all of which expired during 2006. Additionally, during 2006, the Company entered into fuel swap agreements for 2007 utilizing HO to hedge the equivalent of approximately 56 million gallons of fuel at an average price of approximately $2.11 per gallon. During the year, the Company also entered into fuel collar agreements for 2007 utilizing HO to hedge the equivalent of approximately 9 million gallons of fuel at an average floor price of $1.79 per gallon and an average ceiling price of $1.95 per gallon.

The following table provides fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding at December 31, 2006. As of December 31, 2006, there were no HO hedge positions beyond the fourth quarter of 2007.

	Quarter Ending				Annual
2007	March 31,	June 30,	September 30,	December 31,
HO Swaps
Gallons hedged (in millions)	—	17.85	18.90	18.90	55.65
Average swap price (per gallon)	$—	$2.06	$2.11	$2.17	$2.11
Fair value (in millions)	$—	$(6)	$(5)	$(5)	$(16)

HO Collars
Gallons hedged (in millions)	31.50	9.45	—	—	40.95
Average cap price (per gallon)	$0.93	$1.95	$—	$—	$1.17
Average floor price (per gallon)	$0.86	$1.79	$—	$—	$1.07
Fair value (in millions)	$23	$—	$—	$—	$23

WTI CRUDE OIL HEDGES

In addition, BNSF enters into fuel costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended December 31, 2006, the sum of all such costs averaged approximately 51 cents per gallon.

No additional WTI hedges were entered into during 2006. However, the Company converted approximately 129 million gallons of WTI collars into HO swaps as discussed in the NYMEX #2 HO Hedges section. All of the converted swaps had expired by December 31, 2006.

The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding at December 31, 2006. There are no WTI positions beyond the first quarter of 2007.

	Quarter Ending				Annual
2007	March 31,	June 30,	September 30,	December 31,
WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$33.00	$—	$—	$—	$33.00
Average floor price (per barrel)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$4	$—	$—	$—	$4

NYMEX #2 HO REFINING SPREAD HEDGES (HO-WTI)

During 2006, the Company entered into fuel swap agreements utilizing the HO-WTI to hedge the equivalent of approximately 66 million gallons of fuel with an average swap price $10.20 per barrel. HO-WTI is the difference in price between HO and WTI; therefore, a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. No HO-WTI fuel hedges were outstanding as of December 31, 2006.

SUMMARIZED COMPARATIVE PRIOR YEAR INFORMATION

The following table provides summarized comparative information for hedge transactions outstanding as of December 31, 2005.

	December 31,
Year ending,	2006	2007
HO Swaps
Gallons hedged (in millions)	18.90	—
Average swap price (per gallon)	$1.08	$—
Fair value (in millions)	$13	$—

HO Collars
Gallons hedged (in millions)	97.65	31.50
Average cap price (per gallon)	$0.93	$0.93
Average floor price (per gallon)	$0.86	$0.86
Fair value (in millions)	$82	$28

WTI Swaps
Barrels hedged (in thousands)	2,400	—
Equivalent gallons hedged (in millions)	100.80	—
Average swap price (per barrel)	$24.83	$—
Fair value (in millions)	$89	$—

WTI Collars
Barrels hedged (in thousands)	3,900	150
Equivalent gallons hedged (in millions)	163.80	6.30
Average cap price (per barrel)	$30.30	$33.00
Average floor price (per barrel)	$25.84	$29.00
Fair value (in millions)	$123	$5

HO-WTI Swaps
Barrels hedged (in thousands)	1,350	—
Equivalent gallons hedged (in millions)	56.70	—
Average swap price (per barrel)	$15.69	$—
Fair value (in millions)	$(4)	$—

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

TOTAL INTEREST RATE HEDGING PROGRAM

All interest rate derivative transactions outstanding are reflected in the following table:

	December 31, 2006
	Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fair Value Hedges
Fixed to variable swaps (in millions)	$300	$—	$200	$250	$—	$—	$750	$(6)
Average fixed rate	7.88%	—%	6.13%	7.13%	—%	—%	7.16%
Average floating rate	7.98%	—%	5.84%	8.23%	—%	—%	7.49%

Cash Flow Hedges
Treasury locks (in millions)	$130	$—	$—	$—	$—	$—	$130	$—
Average rate	4.69%	—%	—%	—%	—%	—%	4.69%

BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

SUMMARIZED COMPARATIVE PRIOR YEAR INFORMATION

	December 31, 2005
	Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fair Value Hedges
Fixed to variable swaps (in millions)	$—	$300	$—	$200	$250	$—	$750	$—
Average fixed rate	—%	7.88%	—%	6.13%	7.13%	—%	7.16%
Average floating rate	—%	6.75%	—%	4.97%	7.36%	—%	6.48%

Cash Flow Hedges
Forward-starting swaps (in millions)	$250	$—	$—	$—	$—	$—	$250	$8
Average rate	4.87%	—%	—%	—%	—%	—%	4.87%

FAIR VALUE INTEREST RATE HEDGES

The Company enters into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of each of the years ended December 31, 2006 and 2005, BNSF had entered into ten separate swaps, with an aggregate notional amount of $750 million, in which it pays an average floating rate, which fluctuates quarterly, based on London Interbank Offered Rate (LIBOR). The average floating rate to be paid by BNSF as of December 31, 2006, was 7.49 percent, and the average fixed rate BNSF is to receive is 7.16 percent. These swaps will expire between 2007 and 2010.

The amounts recorded in the Consolidated Statements of Income, as an increase to interest expense, for interest rate fair value hedge transactions were as follows (in millions):

December 31,	2006	2005	2004
Hedge benefit (loss)	$(1)	$17	$36
Tax effect	—	(6)	(14)

Hedge benefit (loss), net of tax	$(1)	$11	$22

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, with a corresponding adjustment to debt or accrued interest, are as follows (in millions):

December 31,	2006	2005
Short-term interest rate hedging asset	$—	$1
Long-term interest rate hedging liability	$(6)	$(1)

CASH FLOW INTEREST RATE HEDGES

In anticipation of a future debt issuance, the Company entered into five forward starting interest rate swaps in July and August 2005 having an aggregate notional amount of $250 million to fix a portion of the rate for a future 30-year unsecured debt issuance. The swaps were terminated in August 2006 in connection with the issuance of $300 million of 6.20 percent debentures due August 15, 2036. Upon termination, BNSF received $28 million from the counterparties, which will be amortized to interest expense over the life of the related debentures. As of December 31, 2006, $17 million of unamortized gain, net of tax, remained in AOCL.

In anticipation of a future refinancing of several leveraged leases, the Company entered into five treasury locks during 2006 totaling $130 million to fix the interest rate inherent in the operating lease payments. These treasury locks are expected to be unwound during 2007, and any gain or loss on the hedges will be amortized to equipment rents over the remaining life of the refinanced operating leases.

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of expired and unexpired hedges, were as follows (in millions):

December 31,	2006	2005
Interest rate hedging asset - unexpired hedges	$—	$8
Unrecognized gain (loss) on expired hedges	15	(12)
Tax effect	(6)	2

Amount included in AOCL, net of tax	$9	$(2)

4. Other Expense, Net

Other expense, net includes the following (in millions):

Year ended December 31,	2006	2005	2004
Accounts receivable sale fees	$23	$15	$10
Loss from participation in synthetic fuel partnership	9	14	3
Miscellaneous, net	8	8	(9)

Total	$40	$37	$4

The increase in other expense, net was predominantly due to higher accounts receivable sales fees driven primarily by higher interest rates, partially offset by a decrease in losses on BNSF Railway’s participation in a synthetic fuel partnership.

During the fourth quarter of 2004, BNSF Railway indirectly purchased a 4.17 percent ownership of a synthetic fuel partnership through a 50 percent interest in a limited liability company with an unrelated entity. The synthetic fuel partnership generates Section 29 synthetic fuel tax credits, which reduce the Company’s effective tax rate (see Note 5 to the Consolidated Financial Statements for additional information). In 2006, 2005 and 2004, BNSF Railway received a tax benefit from its participation in the partnership of approximately $11 million, $16 million and $4 million, respectively, related to the fuel tax credits and the deduction of partnership operating losses. In 2006, 2005 and 2004, the Company recorded approximately $9 million, $14 million and $3 million, respectively, of other expense, net related to the Company’s share of the partnership’s losses under the equity method of accounting. The partnership does not qualify for consolidation under FIN 46R, as BNSF Railway is not the primary beneficiary of the partnership. The Company’s maximum future exposure to loss related to the activities of the synthetic fuel partnership is based upon the actual synthetic fuel produced by the partnership and is estimated to equal approximately $16 million. However, the Company believes that any losses will be more than offset by the synthetic fuel tax credits.

5. Income Taxes

Income tax expense was as follows (in millions):

Year ended December 31,	2006	2005	2004
Current:
Federal	$697	$620	$212
State	94	80	33

Total current	791	700	245

Deferred:
Federal	298	183	211
State	16	34	26

Total deferred	314	217	237

Total	$1,105	$917	$482

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

Year ended December 31,	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.6	3.0	3.0
Tax law change	(0.2)	—	—
Synthetic fuel credits	(0.3)	(0.4)	(0.2)
Other, net	(0.2)	(0.1)	0.1

Effective tax rate	36.9%	37.5%	37.9%

The components of deferred tax assets and liabilities were as follows (in millions):

December 31,	2006	2005
Deferred tax liabilities:
Depreciation and amortization	$(8,656)	$(8,406)
Hedging	(15)	(132)
Other	(208)	(221)

Total deferred tax liabilities	(8,879)	(8,759)

Deferred tax assets:
Casualty and environmental	332	360
Pension and retiree health and welfare benefits	247	245
Compensation and benefits	158	125
Employee separation costs	39	49
Other	232	282

Total deferred tax assets	1,008	1,061

Net deferred tax liability	$(7,871)	$(7,698)

Non-current deferred income tax liability	$(8,216)	$(7,916)
Current portion of deferred income taxes	345	218

Net deferred tax liability	$(7,871)	$(7,698)

All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation, are closed through 1994 and the business combination date of September 22, 1995, respectively. Internal Revenue Service (IRS) examination of the years 1995 through 2002 for BNSF is completed, and protests of the un-agreed issues have been filed and are pending before IRS Appeals. BNSF is currently under examination for years 2003 through 2005. In addition, BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Due to the capital-intensive nature of BNSF’s business, a significant portion of the audit issues with the IRS and other taxing authorities relate to whether expenditures are classified as maintenance or capital and whether certain asset valuations are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2006.

6. Accounts Receivable, Net

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

BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at December 31, 2006, which was comprised of two $350 million, 364-day accounts receivable facilities. BNSF Railway amended these facilities in November 2006, modifying their maturities to November 2007. Outstanding undivided interests held by investors under the A/R sales program were $300 million at December 31, 2006 and 2005. These receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,030 million and $1,008 million of receivables transferred by SFRC to the master trust at December 31, 2006 and 2005, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s financial statements. The interest that continues to be held by SFRC of $730 million and $708 million at December 31, 2006 and 2005, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $300 million at December 31, 2006 and 2005 of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $15.8 billion, $13.6 billion and $11.6 billion in 2006, 2005 and 2004, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $23 million, $15 million and $10 million for the years ended December 31, 2006, 2005 and 2004, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 5.3 percent, 3.3 percent and 1.4 percent for the years ended December 31, 2006, 2005 and 2004, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold for the combined dilution and delinquency percentages. BNSF Railway has historically experienced very low levels of default or dilution and was well below the established rate at December 31, 2006. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At December 31, 2006 and 2005, $26 million and $36 million, respectively, of accounts receivable were greater than 90 days old. BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At December 31, 2006 and 2005, $36 million and $45 million, respectively, of such allowances had been recorded, of which $34 million and $42 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $2 million and $3 million at December 31, 2006 and 2005, respectively, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the years ended December 31, 2006 and 2005, $8 million of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At December 31, 2006, BNSF Railway was in compliance with these provisions.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the weighted average annual depreciation rates (%) were as follows:

December 31,	2006	2005	2006 Depreciation Rates
Land	$1,693	$1,649	—%
Track structure	17,103	16,122	3.3%
Other roadway	11,637	10,947	2.5%
Locomotives	3,341	3,412	5.1%
Freight cars and other equipment	1,941	1,954	5.1%
Computer hardware and software	460	449	13.7%

Total cost	36,175	34,533
Less accumulated depreciation and amortization	(8,499)	(7,982)

Property and equipment, net	$27,676	$26,551

The Consolidated Balance Sheets at December 31, 2006 and 2005, included $1,039 million, net of $409 million of amortization and $1,000 million, net of $372 million of amortization, respectively, for property and equipment under capital leases, primarily for locomotives.

The Company capitalized $14 million, $13 million and $10 million of interest for the years ended December 31, 2006, 2005 and 2004, respectively.

SAN JACINTO RAIL LIMITED PARTNERSHIP

In 2001, BNSF Railway entered into the San Jacinto Rail Limited Partnership (the Partnership) with subsidiaries of three chemical manufacturing companies. The original purpose of the Partnership was to construct and BNSF Railway to operate a 13-mile rail line to service several chemical and plastics manufacturing facilities in the Houston, Texas area. In the fourth quarter of 2004, BNSF Railway reached an agreement with another carrier for an alternative means of access to the facilities by using the other railroad’s existing line. As consideration for the trackage rights and alternative access rights, BNSF Railway agreed to compensate the other railroad, in lieu of rent, by a combination of cash and waiver of certain payment obligations of the other carrier for future payments related to prospective capital projects to be performed on jointly-operated facilities of BNSF Railway and the other carrier. In January 2005, upon implementation of the terms of this agreement, the Company recorded an intangible asset of $92 million for the trackage rights, amortization of which is estimated to be approximately $3 million per year. In February 2005, the Surface Transportation Board announced its approval of the alternative access by means of trackage rights over the other carrier’s existing lines.

The fair market value of the Partnership’s assets, including land, was approximately $4 million, determined based on comparable sales and existing property listing information on other properties located near the subject properties. As a result of a plan to sell these assets, the Company recorded a pre-tax impairment charge of $24 million in materials and other expense, which reduced net income by $15 million or $0.04 per share for 2004. Additionally, the short-term debt that was recorded upon consolidation was repaid during the fourth quarter of 2004.

8. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

December 31,	2006	2005
Compensation and benefits payable	$699	$596
Rents and leases	350	210
Customer incentives	319	297
Accounts payable	282	278
Casualty and environmental liabilities	233	240
Property tax liabilities	132	126
Accrued interest	127	115
Dividends payable	90	75
Income tax liabilities	86	232
Other	535	604

Total	$2,853	$2,773

9. Debt

Debt outstanding was as follows (in millions):

December 31,	2006	2005
Notes and debentures, weighted average rate of 6.8 percent, due 2007 to 2097	$5,364	$5,077
Equipment obligations, weighted average rate of 6.7 percent, due 2007 to 2016	347	413
Capitalized lease obligations, weighted average rate of 6.9 percent, due 2007 to 2023	609	604
Mortgage bonds, weighted average rate of 5.7 percent, due 2007 to 2047	106	384
Financing obligations, weighted average rate of 6.3 percent, due 2013 to 2028	153	153
Commercial paper, weighted average rate of 5.4 percent	846	563
Unamortized discount and other, net	(40)	(40)

Total	7,385	7,154
Less current portion of long-term debt	(473)	(456)

Long-term debt	$6,912	$6,698

Notes and debentures include a fair value adjustment decrease for hedges of $6 million and a decrease of less than $1 million at December 31, 2006 and 2005, respectively.

As of December 31, 2006, certain BNSF Railway properties and other assets were subject to liens securing $106 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The following tables provide fair value information for the Company’s debt obligations including principal cash flows and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2006.

	December 31, 2006
	Maturity Date						Total Including Capital Leases	Total Excluding Capital Leases	Fair Value Excluding Capital Leases
	2007	2008	2009	2010	2011	Thereafter
Fixed-rate debt (in millions)	$173	$179	$151	$167	$477	$4,648	$5,795	$5,186	$5,567
Average interest rate	7.4%	7.6%	7.2%	7.0%	6.7%	6.6%	6.7%
Variable-rate debt (in millions)	$300	$—	$202	$242	$846	$—	$1,590	$1,590	$1,610
Average interest rate	8.0%	—%	5.5%	7.9%	5.4%	—%	6.3%

BNSF has included maturities of $846 million of commercial paper in the 2011 column above.

	December 31, 2005
	Maturity Date						Total Including Capital Leases	Total Excluding Capital Leases	Fair Value Excluding Capital Leases
	2006	2007	2008	2009	2010	Thereafter
Fixed-rate debt (in millions)	$456	$164	$161	$135	$149	$4,777	$5,842	$5,238	$5,843
Average interest rate	8.6%	7.9%	7.6%	7.4%	7.2%	6.7%	6.9%
Variable-rate debt (in millions)	$—	$301	$—	$205	$806	$—	$1,312	$1,312	$1,352
Average interest rate	—%	7.3%	—%	5.2%	5.3%	—%	5.8%

BNSF has included maturities of $563 million of commercial paper in the 2010 column above. In the two tables above, maturities in 2008 exclude $200 million of 7.29 percent debentures, which mature in 2036 but have a one-day redemption feature in 2008 at the option of the debt holders.

The fair value of BNSF’s long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities. Capital leases have been excluded from the calculation of fair value for both 2006 and 2005. The carrying amount of commercial paper and bank debt approximates fair value, and the average interest rate equals the current rate because of the short maturity of these instruments.

NOTES AND DEBENTURES

2006

In August 2006, BNSF issued $300 million of 6.20 percent debentures due August 15, 2036. The net proceeds from the sale of the debentures are being used for general corporate purposes including but not limited to working capital, capital expenditures and the repayment of outstanding commercial paper.

Pursuant to existing Board authority as of December 31, 2006, BNSF could issue up to an additional $700 million of debt securities through the SEC debt shelf registration process. In February 2007, the Board authorized an additional $1.4 billion of debt securities that may be issued through the SEC debt shelf registration process, for a total of $2.1 billion of debt securities now authorized to be issued.

2005

In December 2005, BNSF issued $500 million of 6.613 percent junior subordinated notes due December 31, 2055. The junior subordinated notes are callable on or after January 15, 2026, at par plus accrued and unpaid interest. On January 15, 2026, if the junior subordinated notes are not called, the interest rate will change to an annual rate equal to the 3-month LIBOR rate plus 2.35 percent, reset quarterly. Interest payments may be deferred, at the option of the Company, on a cumulative basis for a period of up to five consecutive years; however, during this time the Company would not be permitted to declare or pay dividends on its common stock. In the event that certain financial covenants are not maintained, the Company would be required to sell common stock, the proceeds of which would be used to pay any accrued and unpaid interest. At December 31, 2006, the Company was in compliance with these covenants. Because of this structure, certain rating agencies provide a considerable degree of equity treatment for purposes of calculating various ratios and metrics. The majority of the net proceeds of the debt issuance were used to repurchase common stock, with the remainder used for general corporate purposes.

2004

The Company issued $250 million of 4.88 percent notes due January 15, 2015. The net proceeds of the debt issuance were used for general corporate purposes including the repayment of outstanding commercial paper.

REVOLVING CREDIT FACILITY AND COMMERCIAL PAPER

In September 2006, the Company extended the expiration date of the Company’s $1.2 billion long-term bank credit facility to September 2011. Annual facility fees are currently 0.08 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving credit agreement. At December 31, 2006, the Company was in compliance with these covenants.

At December 31, 2006, there were no bank borrowings against the revolving credit agreement.

BNSF issues commercial paper from time to time that is supported by the bank revolving credit agreement. Outstanding commercial paper balances reduce the amount of borrowings available under this agreement.

The maturity value of commercial paper as of December 31, 2006, of $916 million reduces the total capacity available under the revolving credit agreements to approximately $284 million. Commercial paper outstanding included $64 million issued to a consolidated subsidiary of BNSF that was eliminated upon consolidation. Consolidated commercial paper outstanding, which had a maturity value of $852 million, was classified as long-term debt in the Company’s Consolidated Balance Sheet.

GUARANTEES

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2006, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount [a]	Remaining Term (in years)	Capitalized Obligations [b]
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$59	$89	$89	12	$32
Westside Intermodal Transportation Corporation	0.0%	$42	$65	$—	17	$35
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$13	$20	$—	17	$11
Various lessors (Residual value guarantees)	0.0%	N/A	$271	$271	Various	$68	[c]
All other	0.0%	$7	$8	$3	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
c	Reflects the FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheets.

KINDER MORGAN ENERGY PARTNERS, L.P.

Santa Fe Pacific Pipelines, Inc., an indirect, wholly-owned subsidiary of BNSF, has a guarantee in connection with its remaining special limited partnership interest in Santa Fe Pacific Pipelines Partners, L.P. (SFPP), a subsidiary of Kinder Morgan Energy Partners, L.P., to be paid only upon default by the partnership. All obligations with respect to the guarantee will cease upon termination of ownership rights, which would occur upon a put notice issued by BNSF or the exercise of the call rights by the general partners of SFPP.

KANSAS CITY TERMINAL INTERMODAL TRANSPORTATION CORPORATION

BNSF Railway and another major railroad jointly and severally guarantee $59 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC, accounts for its interest using the equity method of accounting and would be required to fund a portion of the remaining obligation upon default by the original debtor.

WESTSIDE INTERMODAL TRANSPORTATION CORPORATION AND THE UNIFIED GOVERNMENT OF WYANDOTTE COUNTY/KANSAS CITY, KANSAS

BNSF Railway has outstanding guarantees of $55 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC, and payments related to BNSF’s guarantee of this obligation would only be called for upon default by the original debtor.

RESIDUAL VALUE GUARANTEES (RVG)

In the normal course of business, the Company enters into leases in which it guarantees the residual value of certain leased equipment. Some of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If the Company elects not to exercise these options, it may be required to pay the lessor an amount not exceeding the RVG. The amount of any payment is contingent upon the actual residual value of the leased equipment. Some of these leases also require the lessor to pay the Company any surplus if the actual residual value of the leased equipment is over the RVG. These guarantees will expire between 2007 and 2011.

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of December 31, 2006, the Company had recorded a $68 million asset and corresponding liability for the fair value of the RVG.

ALL OTHER

As of December 31, 2006, BNSF guaranteed $7 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $3 million of the $7 million of guarantees. These guarantees expire between 2007 and 2013.

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

INDEMNITIES

In the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. In general, these clauses are customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Due to the uncertainty of whether events, which would trigger the indemnification obligations would ever occur, the Company does not believe that these indemnity agreements will have a material adverse effect on the Company’s results of operations, financial position or liquidity. Additionally, the Company believes that, due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty and that the fair value of any such amount would be immaterial to the financial statements. Accordingly, no fair value liability related to indemnities has been recorded in the financial statements.

10. Commitments and Contingencies

LEASE COMMITMENTS

BNSF has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2006, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases [a]
2007	$154	$640
2008	146	686
2009	116	621
2010	81	569
2011	41	530
Thereafter	170	4,450

Total	708	$7,496

Less amount representing interest	(99)

Present value of minimum lease payments	$609

a	Excludes leases having non-cancelable lease terms of less than one year and per diem leases.

Lease rental expense for all operating leases, excluding per diem leases, was $665 million, $565 million and $496 million for the years ended December 31, 2006, 2005 and 2004, respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rentals were not significant.

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

ASBESTOS

The Company is party to a number of personal injury claims by employees and non-employees who may have been exposed to asbestos. The heaviest exposure for BNSF employees was due to work conducted in and around the use of steam locomotive engines that were phased out between the years of 1950 and 1967. However, other types of exposures, including exposure from locomotive component parts and building materials, continued after 1967 until they were substantially eliminated at BNSF by 1985.

Prior to 2000, claim filings against the Company for asbestos were not numerous and were sporadic. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. The Company believed, however, that the low end of the range of reasonably possible loss, as that term is used in Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 14, Reasonable Estimation of the Amount of a Loss, was immaterial. Subsequent to this period, claim filings increased and, when they continued into 2004, the Company concluded that the low end of the range of reasonably possible loss would be material and that an estimate for unasserted asbestos exposure liability needed to be recorded. BNSF then engaged a third party with extensive experience in performing asbestos studies to assist in assessing the unasserted liability exposure. The objective of the assessment was to determine the number of estimated unasserted asbestos claims and the estimated average cost per claim. The Company, with the assistance of the third party, first determined its exposed population from which it was able to derive the estimated number of unasserted claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data.

Based on the assessment, the Company recorded an undiscounted $293 million pre-tax charge for unasserted asbestos claims in the third quarter of 2004. The $293 million pre-tax charge was recorded in materials and other expense and reduced net income by $182 million, or $0.49 per share, for the year ended December 31, 2004.

During each of the third quarters of 2006 and 2005, the Company had the third party analyze recent trends to ensure the assumptions utilized in the original September 2004 study were still valid. Based on these reviews, the original study continues to represent a reasonable estimate of BNSF’s future asbestos exposure. Therefore, management recorded no additional expense as a result of these updates. The Company plans to update the study again in the third quarter of 2007. In addition, throughout the year, BNSF monitors actual experience against the number of forecasted claims and expected claim payments and records adjustments to the Company’s estimates as necessary.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	2006	2005	2004
Beginning balance	$326	$345	$60

Accruals	—	—	308
Payments	(20)	(19)	(23)

Ending balance at December 31,	$306	$326	$345

Of the December 31, 2006 obligation, $251 million was related to unasserted claims while $55 million was related to asserted claims. At December 31, 2006 and 2005, $22 million and $21 million were included in current liabilities, respectively. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	2006	2005
Claims unresolved at January 1,	2,121	1,926
Claims filed	530	835
Claims settled, dismissed or otherwise resolved	(676)	(640)

Claims unresolved at December 31,	1,975	2,121

Based on BNSF’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985), which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF specific data that was the basis for the study. BNSF projects that approximately 55, 75 and 95 percent of the future unasserted asbestos claims will be incurred within the next 10, 15 and 25 years, respectively.

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $200 million to $400 million. However, BNSF believes that the $306 million recorded, is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

OTHER PERSONAL INJURY

BNSF uses a third-party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FIN 14, is immaterial for these other occupational trauma claims.

BNSF obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	2006	2005	2004
Beginning balance	$422	$459	$453
Accruals	188	181	194
Payments	(171)	(218)	(188)

Ending balance at December 31,	$439	$422	$459

At December 31, 2006 and 2005, $153 million and $164 million were included in current liabilities, respectively. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	2006	2005
Claims unresolved at January 1,	3,617	4,116
Claims filed	3,516	3,758
Claims settled, dismissed or otherwise resolved	(4,003)	(4,257)

Claims unresolved at December 31,	3,130	3,617

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $550 million. However, BNSF believes that the $439 million recorded at December 31, 2006, is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF INSURANCE COMPANY

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002 and certain other claims, which are subject to reinsurance. Beginning in 2004, BNSF IC entered into annual reinsurance pooling agreements with several other companies. The pooling agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure to the pool and assumes a proportionate share of the entire pool’s risk. Each year BNSF IC reviews the objectives and performance of the pool to determine its continued participation in the pool. At December 31, 2006, BNSF IC had invested in third-party commercial paper, time deposits and money market accounts as well as in commercial paper issued by BNSF. All of the third-party investments are classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet. At December 31, 2006, there was approximately $350 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $50 million at December 31, 2005.

ENVIRONMENTAL

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on such factors as relative volumetric contribution of material, the amount of time the site was owned or operated and/or the portion of the total site owned or operated by each PRP.

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

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments, the Company performed an assessment in 2004 to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third-party actuary had proprietary data that included information from the Environmental Protection Agency (EPA) and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because of its determination that a better estimate of future development could be made with this data, BNSF engaged this third-party actuary, which has an extensive background in performing various studies for large companies, including environmental matters, to assist BNSF in determining the Company’s potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities.

Consequently, during the third quarter of 2004, BNSF recorded an undiscounted $172 million pre-tax charge related to its change in estimated environmental liabilities on a site-by-site basis. The $172 million pre-tax charge was recorded in materials and other expense and reduced net income by $106 million, or $0.28 per share, for 2004. The charge did not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites. BNSF continues to estimate third-party claims on a site-by-site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party claims as of December 31, 2006, is approximately $12 million.

During the third quarter of 2006, the Company obtained an update of this study. Based on the work performed by the third-party actuary during each of the third quarters of 2006 and 2005, management recorded additional expense of approximately $5 million and $12 million, respectively. The Company plans to update the study again in the third quarter of 2007. However, on a quarterly basis, BNSF monitors actual experience against the forecasted remediation and related payments made on existing sites and conducts ongoing environmental contingency analyses, which consider a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in and the ability to pay for, cleanup of other PRPs. Adjustments to the Company’s estimates will continue to be recorded as necessary based on developments in subsequent periods. Additionally, environmental accruals include amounts for newly identified sites or contaminants, third-party claims and legal fees incurred for defense of third-party claims and recovery efforts.

The Company’s estimate of ultimate cost for cleanup efforts at its known environmental sites utilizes BNSF’s historical payment patterns, its current estimated percentage to closure ratios and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the EPA and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 375 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	2006	2005	2004
Beginning balance	$370	$385	$199
Accruals	20	33	258
Payments	(72)	(48)	(72)

Ending balance at December 31,	$318	$370	$385

At December 31, 2006 and 2005, $58 million and $55 million were included in current liabilities, respectively. BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2006, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF Sites		Superfund Sites
	2006	2005	2006	2005
Number of sites at January 1,	369	384	20	24
Sites added during the period	23	24	—	—
Sites closed during the period	(17)	(39)	—	(4)

Number of sites at December 31,	375	369	20	20

Liabilities recorded for environmental costs represent BNSF’s best estimate of its probable future obligation for the remediation and settlement of these sites and include both asserted and unasserted claims. Unasserted claims are not a material component of the liability. Although recorded liabilities include BNSF’s best estimate of all probable costs, without reduction for anticipated recoveries from third parties, BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated and developments in environmental surveys and studies of contaminated sites.

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $250 million to $475 million. However, BNSF believes that the $318 million recorded at December 31, 2006, is the best estimate of the Company’s future obligation for environmental costs.

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

OTHER CLAIMS AND LITIGATION

In addition to asbestos, other personal injury and environmental matters discussed above, BNSF and its subsidiaries are also parties to a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements and claims relating to service under contract provisions or otherwise). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

11. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

	2006	2005	2004
Beginning balance at January 1,	$132	$154	$179
Accruals	2	8	8
Payments	(27)	(30)	(33)

Ending balance at December 31,	$107	$132	$154

Employee separation liabilities of $107 million and $132 million were included in the Consolidated Balance Sheets at December 31, 2006 and 2005, respectively, and principally represent the following: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses were recorded in materials and other in the Consolidated Statements of Income. At December 31, 2006, $21 million of the remaining liabilities were included in current liabilities.

CONDUCTORS, TRAINMEN AND LOCOMOTIVE ENGINEERS

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $98 million and $116 million at December 31, 2006 and 2005, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2007 and approximately 2024. In 2006, 2005 and 2004, the Company updated its estimates and recorded additional liabilities of $2 million during each year related to deferred benefits.

CONSOLIDATION OF CLERICAL FUNCTIONS

Liabilities related to the consolidation of clerical functions were $4 million and $10 million at December 31, 2006 and 2005, respectively, and primarily provide for separation programs announced in 2003, 2004 and 2005 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. During 2005, BNSF recorded other liabilities of approximately $5 million primarily related to a voluntary severance program for certain union employees. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004.

OTHER EMPLOYEE SEPARATION COSTS

Other employee separation cost liabilities were $5 million and $6 million at December 31, 2006 and 2005, respectively, and principally relate to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger. These costs will be paid over the next several years based on deferral elections made by the affected employees. Also included in the other separation cost accrual is an estimate for the remaining payments to be made to other union employees as a result of a relocation program initiated in 2005 for which a $1 million accrual was recorded. As of December 31, 2006, the remaining liability balance related to this relocation program was insignificant as the program is substantially complete. Additionally, during 2004, the Company recorded a liability of approximately $2 million primarily related to a voluntary severance program for certain union employees.

12. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 1.1 million, 0.1 million and 2.0 million for 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share, because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

13. Employee Benefit Plans

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

Certain salaried employees of BNSF that have met age and years of service requirements are eligible for life insurance coverage and medical benefits, including prescription drug coverage, during retirement. This postretirement benefit plan, referred to as the retiree health and welfare plan, is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The basic life insurance plan is noncontributory and covers retirees only. Optional life insurance coverage is available for some retirees; however, the retiree is responsible for the full cost. BNSF’s policy is to fund benefits payable under the medical and life insurance plans as they come due. Generally, employees beginning salaried employment with BNSF subsequent to September 22, 1995, are not eligible for medical benefits during retirement.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company's balance sheet. As a result, effective December 31, 2006, the Company began recognizing actuarial gains and losses and prior service costs, for which recognition had been deferred under the previous guidance as a component of other comprehensive loss, net of tax, until these costs are included in net cost. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company's fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. Under the first approach, plan assets are measured on September 30, 2007, and then remeasured on January 1, 2008. Under the alternative approach, a 15-month measurement will be determined on September 30, 2007, that will cover the period until the fiscal year-end measurement is required on December 31, 2008. As the Company currently uses a measurement date of September 30, it is currently evaluating which measurement transition alternative it will use.

The following tables show the incremental effect of applying SFAS No. 158 to both the Company’s pension and retiree health and welfare plans on individual line items in the Consolidated Balance Sheet as of December 31, 2006 (in millions):

	Pension and Retiree Health and Welfare Benefits
	Balances Prior to Adoption of SFAS No. 158 and the Minimum Liability Adjustment	Minimum Liability Adjustment	Balances Prior to Adoption of SFAS No. 158	SFAS No. 158 Adoption Adjustments	Ending Balances After Adoption of SFAS No. 158
Pension asset	156	—	156	(156)	—

Total assets	31,799	—	31,799	(156)	31,643

Pension liability	52	—	52	(52)	—
Additional minimum pension liability	417	(64)	353	(353)	—
Liability for retiree health and welfare benefits	257	—	257	(257)	—
Pension and retiree health and welfare liability	—	—	—	630	630
Deferred income taxes	8,240	24	8,264	(48)	8,216

Total liabilities	21,367	(40)	21,327	(80)	21,247

AOCL	(241)	40	(201)	(76)	(277)

Total stockholders’ equity	10,432	40	10,472	(76)	10,396

Components of the net cost for these plans were as follows (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Year ended December 31,	2006	2005	2004	2006	2005	2004
Service cost	$25	$20	$19	$3	$2	$3
Interest cost	94	95	97	15	17	20
Expected return on plan assets	(97)	(102)	(113)	—	—	—
Actuarial loss	46	25	12	3	—	5
Net amortization and deferred amounts	—	—	—	(7)	(8)	(4)

Net cost recognized	$68	$38	$15	$14	$11	$24

The projected benefit obligation is the present value of benefit earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following table shows the change in projected benefit obligation based on the September 30 measurement date (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Change in Benefit Obligation	2006	2005	2006	2005
Benefit obligation at beginning of period	$1,858	$1,710	$295	$299
Service cost	25	20	3	2
Interest cost	94	95	15	17
Plan participants' contributions	—	—	8	8
Actuarial loss (gain)	(18)	156	19	(1)
Medicare subsidy	—	—	1	—
Benefits paid	(129)	(123)	(30)	(30)

Projected benefit obligation at end of period	1,830	1,858	311	295
Component representing future salary increases	(76)	(105)	—	—

Accumulated benefit obligation at end of period	$1,754	$1,753	$311	$295

Both the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan had accumulated and projected benefit obligations in excess of plan assets at September 30, 2006 and 2005.

The following table shows the change in plan assets of the plans based on the September 30 measurement date (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Change in Plan Assets	2006	2005	2006	2005
Fair value of plan assets at beginning of period	$1,347	$1,276	$—	$—
Actual return on plan assets	126	176	—	—
Employer contribution	50	18	21	22
Plan participants' contributions	—	—	8	8
Medicare subsidy	—	—	1	—
Benefits paid	(129)	(123)	(30)	(30)

Fair value of plan assets at measurement date	$1,394	$1,347	$—	$—
Adjustment for fourth quarter contribution	$111	$45	$6	$5

The following table shows the funded status, defined as plan assets less the projected benefit obligation, as of December 31 (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2006	2005	2006	2005
Funded status (plan assets less projected benefit obligations)	$(325)	$(466)	$(305)	$(290)

Of the combined pension and retiree health and welfare benefits liability of $630 million recognized as of December 31, 2006, $26 million was included in other current liabilities.

Prior to December 31, 2006, actuarial gains and losses and prior service costs were not recognized in the Company’s Consolidated Balance Sheets, but were only included in the footnote disclosures. Beginning on December 31, 2006, upon adoption of SFAS No. 158, the Company began recognizing these costs in the Consolidated Balance Sheet through an adjustment to AOCL. Beginning in 2007, the Company will recognize actuarial gains and losses and prior service costs in AOCL as they arise. The following table shows the pre-tax change in AOCL attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Change in AOCL	2006	2005	2004	2006	2005	2004
Balance at January 1,	$417	$353	$359	$—	$—	$—
Increase (decrease) in minimum liability included in other comprehensive loss prior to adoption of SFAS No. 158	(64)	64	(6)	—	—	—
SFAS No. 158 adoption adjustment	76	—	—	48	—	—

Balance at December 31,	$429	$417	$353	$48	$—	$—

The estimated net actuarial loss and prior service credit for these defined benefit pension plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is expected to be $38 million and less than $1 million, respectively. The estimated net actuarial loss and prior service credit for the retiree health and welfare benefit plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is expected to be $6 million and $8 million, respectively. Pre-tax amounts currently recognized in AOCL consist of the following (in millions):

	Pension Benefits	Retiree Health and Welfare Benefits
	2006	2006
Net actuarial loss	$430	$77
Prior service cost	(1)	(29)

Pre-tax amount recognized in AOCL at December 31,	429	48

After-tax amount recognized in AOCL at December 31,	$264	$29

The following tables show the amounts recognized in the Consolidated Balance Sheet and a reconciliation of the funded status of the plans with amounts recorded in the Consolidated Balance Sheets for periods prior to the adoption of SFAS No. 158 (in millions):

	Pension Benefits	Retiree Health and Welfare Benefits
December 31,	2005	2005
Accrued benefit cost	$(361)	$(265)
AOCL	417	—

Net amount recognized	$56	$(265)

	Pension Benefits	Retiree Health and Welfare Benefits
December 31,	2005	2005
Fair value of plan assets as of September 30	$1,347	$—
Benefit obligations as of September 30	1,858	295

Funded status (plan assets less benefit obligations)	(511)	(295)
Amounts not recognized:
Unrecognized net loss	524	61
Unrecognized prior service cost	(2)	(36)
Adjustment for fourth quarter contribution	45	5

Net amount recognized as of December 31,	$56	$(265)

The expected long-term rate of return is the return the Company anticipates earning, net of plan expenses, over the period that benefits are paid. It reflects the rate of return on present investments and on expected contributions. In determining the expected long-term rate of return, BNSF considered the following: (i) forward looking capital market forecasts; (ii) historical returns for individual asset classes; and (iii) the impact of active portfolio management.

The assumptions used in accounting for the BNSF plans were as follows:

Assumptions used to determine net cost for fiscal years ended December 31,	Pension Benefits			Retiree Health and Welfare Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.25%	5.75%	6.00%	5.25%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.25%	—%	—%	—%
Rate of compensation increase	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%

Assumptions used to determine benefit obligations at September 30,	Pension Benefits		Retiree Health and Welfare Benefits
	2006	2005	2006	2005
Discount rate	5.50%	5.25%	5.50%	5.25%
Rate of compensation increase	3.90%	3.90%	3.90%	3.90%

The following table presents assumed health care cost trend rates:

December 31,	2006	2005	2004
Assumed health care cost trend rate for next year	10.00%	10.50%	10.00%
Rate to which health care cost trend rate is expected to decline and remain	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total service and interest cost	$2	$(1)
Effect on post retirement benefit obligation	$25	$(21)

The qualified BNSF Retirement Plan asset allocation at September 30, 2006 and 2005 and the target allocation for 2006 by asset category are as follows:

	Target Allocation	Percentage of Pension Plan Assets at September 30,
Plan Asset Allocation	2006	2006	2005
Equity Securities	45–75%	63%	64%
Fixed Income Securities	20–40%	28	28
Real Estate	5–15%	9	8

Total		100%	100%

The general investment objective of the BNSF Retirement Plan is to grow the plan assets in relation to the plan liabilities while prudently managing the risk of a decrease in the plan’s assets relative to those liabilities. To meet this objective, the Company’s management has adopted the above asset allocation ranges. This allows flexibility to accommodate market changes in the asset classes within defined parameters.

In the fourth quarter of 2006, the Company made a required contribution of $2 million to the BNSF Supplemental Retirement Plan and a voluntarily contribution of $109 million to the BNSF Retirement Plan. The Company is not required to make any contributions to the BNSF Retirement Plan in 2007. Additionally, the Company expects to make benefit payments in 2007 of approximately $6 million and $23 million from its non-qualified defined benefit and retiree health and welfare plans, respectively.

The following table shows expected benefit payments from these defined benefit pension plans and expected claim payments and Medicare Part D subsidy receipts for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments [a]	Expected Retiree Health and Welfare Payments	Expected Medicare Subsidy
2007	$128	$23	$(2)
2008	129	24	(2)
2009	131	25	(2)
2010	133	25	(3)
2011	134	26	(3)
2012-2016	688	134	(15)

a	Primarily consists of Qualified Defined Benefit Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

DEFINED CONTRIBUTION PLANS

BNSF sponsors qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Non-union employees are eligible to receive an annual discretionary matching contribution of up to 30 percent of the first six percent of their contributions. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. BNSF’s 401(k) matching expense was $28 million, $20 million and $17 million in 2006, 2005 and 2004, respectively.

OTHER

Under collective bargaining agreements, BNSF participates in multi-employer benefit plans that provide certain post-retirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $44 million, $43 million and $33 million, in 2006, 2005 and 2004, respectively (see Note 11 to the Consolidated Financial Statements for other deferred benefits payable to certain conductors, trainmen and locomotive engineers).

14. Stock-Based Compensation

On April 15, 1999, BNSF shareholders approved the Burlington Northern Santa Fe 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, April 21, 2004 and April 19, 2006, BNSF shareholders approved the amendments to the Burlington Northern Santa Fe 1999 Stock Incentive Plan, which authorized additional awards of 9 million, 6 million, 7 million and 11 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately 12 million common shares were available for future grant at December 31, 2006.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee directors’ stock plan and authorized 900,000 shares of BNSF common stock to be issued in connection with this plan. Approximately 500,000 common shares were available for future grant at December 31, 2006.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options granted for the periods presented:

Year ended December 31,	2006	2005	2004
Weighted average expected life (years)	4.5	4.5	3.9
Weighted average expected volatility	24.0%	24.0%	26.1%
Weighted average dividend per share	$0.81	$0.69	$0.61
Weighted average risk free interest rate	4.76%	3.75%	3.45%
Weighted average fair value of options granted per share	$20.51	$11.33	$7.03

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

A summary of the status of stock options as of, and for the year ended December 31, 2006, is presented below (options in thousands, aggregate intrinsic value in millions):

Year ended December 31, 2006	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at beginning of year	18,281	$32.45
Granted	1,719	79.83
Exercised	(4,763)	30.49
Cancelled	(177)	41.27

Balance at end of year	15,060	$38.37	5.15	$535

Options exercisable at year end	11,629	$32.30	4.19	$484

The total intrinsic value of options exercised was $222 million, $232 million and $140 million for the years ended December 31, 2006, 2005 and 2004, respectively.

OTHER INCENTIVE PROGRAMS

BNSF has other long-term incentive programs that utilize restricted shares/units. A summary of the status of restricted shares/units and the weighted average grant date fair values as of, and for the year ended December 31, 2006, is presented below (shares in thousands):

Year ended December 31, 2006	Time Based		Performance Based		BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program		Total
Balance at beginning of year	1,464	$34.80	550	$41.99	1,127	$38.47	70	$37.27	3,211	$37.38
Granted	319	79.88	235	80.17	66	81.31	13	81.31	633	80.16
Vested	(490)	28.44	(2)	40.89	(313)	25.74	(19)	25.38	(824)	27.37
Cancelled	(26)	45.64	(18)	50.34	(19)	47.70	—	—	(63)	47.65

Balance at end of year	1,267	$48.40	765	$53.50	861	$46.19	64	$49.79	2,957	$49.10

A summary of the weighted average grant date fair market values of the restricted share/units as of, and for the years ended December 31, 2005 and 2004, is presented below:

Grant Date Fair Market Value of Awards Granted	Time Based	Performance Based	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program
Year ended December 31, 2005	$49.23	$49.21	$47.58	$46.91
Year ended December 31, 2004	$32.72	$32.72	$31.97	$31.84

A summary of the fair value of the restricted share/units vested during the years ended December 31, 2006, 2005 and 2004 is presented below:

Total Fair Value of Shares Vested (in millions)	Time Based	Performance Based	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program	Total
Year ended December 31, 2006	$42	$—	$25	$1	$68
Year ended December 31, 2005	$44	$11	$8	$1	$64
Year ended December 31, 2004	$22	$—	$5	$—	$27

Time-based awards are granted to senior managers within BNSF primarily as a retention tool and to encourage ownership in the Company. They generally vest over three years, although in some cases up to five years, and are contingent on continued salaried employment.

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

Certain employees were eligible to exchange through the Burlington Northern Santa Fe Incentive Bonus Stock Program the cash payment of their bonus for grants of restricted stock. In September 2005, the program was amended so that exchanges of cash bonus payments for awards of restricted stock were no longer permitted after February 2006.

Certain other salaried employees may participate in the BNSF Discounted Stock Purchase Program and use their bonus to purchase BNSF common stock at a discount from the market price. These shares immediately vest but are restricted for a three-year period.

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation cost, net of tax, recorded under the BNSF Stock Incentive Plans is shown in the following table (in millions):

	2006	2005	2004
Compensation cost	$72	$37	$31
Income tax benefit	(25)	(14)	(12)

Total	$47	$23	$19

Compensation cost capitalized	$6	$3	$2

At December 31, 2006, there was $109 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.38 years.

15. Common Stock and Preferred Capital Stock

COMMON STOCK

BNSF is authorized to issue 600 million shares of common stock, $0.01 par value. At December 31, 2006, there were 358 million shares of common stock outstanding. Each holder of common stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of shareholders. Subject to the rights and preferences of any future issuances of preferred stock, each share of common stock is entitled to receive dividends as may be declared by the Board of Directors (the Board) out of funds legally available and to share ratably in all assets available for distribution to shareholders upon dissolution or liquidation. No holder of common stock has any preemptive right to subscribe for any securities of BNSF.

PREFERRED CAPITAL STOCK

At December 31, 2006, BNSF had 50 million shares of Class A Preferred Stock, $0.01 par value and 25 million shares of Preferred Stock, $0.01 par value available for issuance. The Board has the authority to issue such stock in one or more series, to fix the number of shares and to fix the designations and the powers, rights and qualifications and restrictions of each series. As of December 31, 2006, no Class A Preferred Stock had been issued.

SHARE REPURCHASE PROGRAM

In July 1997, the Board authorized the repurchase of up to 30 million shares of the Company’s common stock from time to time through open market transactions or otherwise. In December 1999, April 2000, September 2000, January 2003 and December 2005, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date to the total shares previously authorized bringing BNSF’s share repurchase program to 180 million shares. During 2006, 2005 and 2004, the Company repurchased approximately 18 million, 14 million and 10 million, respectively, of its common stock at average prices of $73.43 per share, $54.95 per share and $35.98 per share, respectively. Total repurchases through December 31, 2006, were 166 million shares at a total average cost of $34.18 per share, leaving 14 million shares available for repurchase out of the 180 million shares presently authorized. Additionally, during 2006, the Company repurchased shares from employees at a cost of $30 million to satisfy tax withholding obligations on the vesting of restricted stock or the exercise of stock options.

In February 2007, the Board authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the total of 180 million shares previously authorized.

In December 2005, the Company entered into prepaid forward transactions to purchase $600 million of the Company’s common stock whereby a net settlement in shares would occur upon settlement of the transactions. In February 2006, these transactions were settled, and approximately 8 million shares were delivered. While the transactions had no impact on the shares outstanding at the end of 2005, outstanding shares used in the calculation of 2006 earnings per share were reduced by approximately 8 million shares when the transactions were settled in late February. The Company accounted for the transactions in accordance with Emerging Issues Taskforce (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which required that the $600 million prepayment be recorded as a reduction in equity in 2005. When the final settlement was made in February, this reduction in equity was reclassified from prepaid forward repurchase of treasury stock to treasury stock.

16. Accounting Pronouncements

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. Under the previous guidance, four alternative methods of accounting for planned major maintenance activities were permitted. However, with the issuance of this FSP, the accrue-in-advance method of accounting for planned major maintenance activities will no longer be allowed, effective the first fiscal year beginning after December 15, 2006. The Company currently uses the accrue-in-advance method of accounting for leased locomotive overhauls, which includes the refurbishment of the engine and related components. Beginning on January 1, 2007, the Company will transition to the deferral method and will apply this change retrospectively for all financial statements presented. Correspondingly, BNSF will eliminate the liability recorded from the accrue-in-advance methodology and establish an asset for overhauls that have been performed. Prospectively, the asset will be amortized to expense until the next overhaul or the end of the lease, whichever is first, typically between 6 and 8 years. The offset will result in an increase of approximately $125 million to the 2005 opening retained earnings balance. Net income for the years ended December 31, 2006 and 2005 is expected to increase as compared with amounts currently presented by approximately $2 million and $3 million, respectively.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The provisions of FIN 48 are effective beginning January 1, 2007. The impact of the Company’s reassessment of its tax positions in accordance with the requirements of FIN 48 is expected to be immaterial; however, the Company is awaiting additional guidance expected to be issued in March 2007.

See also Note 13 to the Consolidated Financial Statements for information regarding the adoption of SFAS No. 158.

17. Quarterly Financial Data—Unaudited

Dollars in millions, except per share data	Fourth [a]	Third	Second	First
2006

Revenues	$3,882	$3,939	$3,701	$3,463
Operating income	$942	$920	$863	$792
Net income	$519	$488	$470	$410
Basic earnings per share	$1.45	$1.36	$1.30	$1.12
Diluted earnings per share	$1.42	$1.33	$1.27	$1.09
Dividends declared per share	$0.25	$0.25	$0.20	$0.20
Common stock price[b]:
High	$80.35	$79.20	$86.62	$83.38
Low	$72.77	$64.82	$71.96	$68.32

2005

Revenues	$3,550	$3,317	$3,138	$2,982
Operating income	$800	$778	$710	$634
Net income	$430	$414	$366	$321
Basic earnings per share	$1.16	$1.12	$0.98	$0.86
Diluted earnings per share	$1.13	$1.09	$0.96	$0.83
Dividends declared per share	$0.20	$0.20	$0.17	$0.17
Common stock price[b]:
High	$71.33	$59.32	$53.99	$55.66
Low	$56.67	$47.51	$46.30	$45.05

a	2005 operating income, net income and earnings per share include an impairment charge related to an agreement to sell certain line segments to the State of New Mexico of $71 million pre-tax, $44 million net of tax, or $0.12 per basic and diluted share.

b	Average of high and low reported daily stock price

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the directors of BNSF will be provided under the heading “Item 1: Election of Directors; Nominees for Directors” in BNSF’s proxy statement for its 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information concerning the executive officers of BNSF is included in Part 1 of this Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be provided under the heading “Communications and Other Matters; Section 16(a) Beneficial Ownership Reporting Compliance” in BNSF’s proxy statement for its 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information concerning the Directors and Governance Committee’s policy with regard to consideration of any director candidates recommended by shareholders will be provided under the heading “Communications and Other Matters; Procedures for Recommending Director Candidates” in BNSF’s proxy statement for its 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information concerning the Audit Committee and the Audit Committee Financial Expert will be provided under the heading “Governance of the Committee; Board Committees; Audit Committee” in BNSF’s proxy statement for its 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, “and the information under that heading” is hereby incorporated by reference into the Form 10-K.

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

Item 11. Executive Compensation

Information concerning the compensation of directors and executive officers of BNSF will be provided under the headings “Directors’ Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in BNSF’s proxy statement for its 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information about BNSF’s equity compensation plans is set forth in the table below (number of shares in thousands) as of December 31, 2006:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance
Equity compensation plans approved by shareholders	15,060	$38.37	12,417
Equity compensation plans not approved by shareholders	—	—	—

Total	15,060	$38.37	12,417

Information concerning the ownership of BNSF equity securities by certain beneficial owners and by management will be provided under the heading “Stock Ownership in the Company; Certain Beneficial Owners and Ownership of Management” in BNSF’s proxy statement for its 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will be provided under the heading “Governance of the Company; Director Independence and Review of Related Party Transactions” in BNSF’s proxy statement for its 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accounting fees and services will be provided under the heading “Item 2: Appointment of Independent Auditor; Independent Auditor Fees” in BNSF’s proxy statement for its 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

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

BURLINGTON NORTHERN SANTA FE CORPORATION

	By:	/s/ Matthew K. Rose
Dated: February 16, 2007		Matthew K. Rose
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe Corporation and in the capacities and on the date indicated.

SIGNATURE	TITLE

/s/ Matthew K. Rose	Chairman, President and Chief Executive Officer (Principal Executive Officer), and Director
Matthew K. Rose

/s/ Thomas N. Hund	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas N. Hund

/s/ Paul W. Bischler	Vice President and Controller (Principal Accounting Officer)
Paul W. Bischler

/s/ Alan L. Boeckmann*	Director
Alan L. Boeckmann

/s/ Donald G. Cook*	Director
Donald G. Cook

/s/ Vilma S. Martinez*	Director
Vilma S. Martinez

/s/ Marc F. Racicot*	Director
Marc F. Racicot

/s/ Roy S. Roberts*	Director
Roy S. Roberts

/s/ Marc J. Shapiro*	Director
Marc J. Shapiro

S-1

/s/ J.C. Watts, Jr.*	Director
J.C. Watts, Jr.

/s/ Robert H. West*	Director
Robert H. West

/s/ J. Steven Whisler*	Director
J. Steven Whisler

/s/ Edward E. Whitacre, Jr.*	Director
Edward E. Whitacre, Jr.

Dated: February 16, 2007	*By:	/s/ Roger Nober
Roger Nober
Executive Vice President Law and Secretary

S-2

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1	Amended and Restated Certificate of Incorporation of BNSF, dated December 21, 1994, as amended.	10-Q	8/13/1998	1-11535	3.1

	3.2	By-Laws of Burlington Northern Santa Fe Corporation, as amended and restated, dated December 7, 2006.**

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee.	S-3	2/8/1999	333-72013	4

	4.2	Form of BNSF’s 6 1/8% Notes Due March 15, 2009.	10-K	3/31/1999	1-11535	4.2

	4.3	Form of BNSF’s 6 3/4% Debentures Due March 15, 2029.	10-K	3/31/1999	1-11535	4.3

	4.4	Form of BNSF’s 6.70% Debentures Due August 1, 2028.	10-K	3/31/1999	1-11535	4.4

	4.5	Form of BNSF’s 7.875% Notes Due April 15, 2007.	10-K	2/12/2001	1-11535	4.5

	4.6	Form of BNSF’s 8.125% Debentures Due April 15, 2020.	10-K	2/12/2001	1-11535	4.6

	4.7	Form of BNSF’s 7.95% Debentures Due August 15, 2030.	10-K	2/12/2001	1-11535	4.7

	4.8	Form of BNSF’s 6.75% Notes Due July 15, 2011.	10-Q	8/3/2001	1-11535	4.1

	4.9	Form of BNSF’s 5.90% Notes Due July 1, 2012.	10-Q	8/9/2002	1-11535	4.1

	4.10	Officers’ Certificate of Determination as to the terms of BNSF’s 4.875% Notes Due January 15, 2015, including Exhibit A thereto, the form of the Notes.	8-K	12/9/2004	1-11535	4.1

	4.11	Indenture, dated as of December 8, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	S-3 ASR	12/8/2005	333-130214	4.1

	4.12	Certificate of Trust of BNSF Funding Trust I, executed and filed by U.S. Bank Trust National Association, Linda Hurt and James Gallegos, as Trustees.	S-3 ASR	12/8/2005	333-130214	4.3

	4.13	Amended and Restated Declaration of Trust of BNSF Funding Trust I, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.4

	4.14	Guarantee Agreement between BNSF and U.S. Bank Trust National Association, as Guarantee Trustee, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.5

	4.15	First Supplemental Indenture, dated as of December 15, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	8-K	12/15/2005	1-11535	4.6

	4.16	Agreement as to Expenses and Liabilities dated as of December 15, 2005, between BNSF and BNSF Funding Trust I.	8-K	12/15/2005	1-11535	4.4 (Exhibit C)

	4.17	Form of BNSF Funding Trust I’s 6.613% Trust Preferred Securities.	8-K	12/15/2005	1-11535	4.4 (Exhibit D)

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit

	4.18	Officer’s Certificate of Determination as to the terms of BNSF’s 6.20% Debentures Due August 15, 2036, including the form of the Debentures.	10-Q	10/24/2006	1-11535	4.1

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

(10)	Material Contracts

	10.1	Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan, as amended and restated September 21, 2006.*	10-Q	10/24/2006	1-11535	10.1

	10.2	Form of Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan Director’s Restricted Stock Unit Award Agreement.*	8-K	5/23/2005	1-11535	10.1

	10.3	Form of Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan Non-Qualified Stock Option Grant Agreement.*	8-K	12/15/2004	1-11535	99.9

	10.4	BNSF Railway Company Incentive Compensation Plan, as amended and restated April 19, 2006.*	8-K	4/24/2006	1-11535	10.2

	10.5	Burlington Northern Santa Fe Corporation Deferred Compensation Plan, as amended and restated effective December 9, 2004.* **

	10.6	Burlington Northern Santa Fe Corporation Senior Management Stock Deferral Plan, as amended and restated effective December 9, 2004.* **

	10.7	Burlington Northern Santa Fe Incentive Bonus Stock Program, as amended and restated effective September 14, 2005.*	8-K	9/19/2005	1-11535	10.1

	10.8	Burlington Northern Santa Fe 1996 Stock Incentive Plan, as amended and restated September 21, 2006.*	10-Q	10/24/2006	1-11535	10.3

	10.9	Burlington Northern Santa Fe Supplemental Retirement Plan, effective October 1, 1996, as amended through July 21, 2005.*	8-K	7/27/2005	1-11535	10.1

	10.10	Retirement Benefit Agreement between BNSF and Matthew K. Rose, as amended and restated September 21, 2006.*	10-Q	10/24/2006	1-11535	10.5

	10.11	Retirement Benefit Agreement, dated January 16, 2003, between BNSF and John P. Lanigan.*	10-K	2/13/2004	1-11535	10.29

	10.12	Burlington Northern Santa Fe Estate Enhancement Program, as amended and restated, effective November 1, 1996.*	10-K 405	3/31/1997	1-11535	10.15

	10.12.1	Amendment of Burlington Northern Santa Fe Estate Enhancement Program, dated December 3, 1998.*	10-Q	8/11/1999	1-11535	10.2

	10.12.2	Termination of Burlington Northern Santa Fe Estate Enhancement Program, dated September 17, 2003.* **

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit

10.13	Form of BNSF Change-in-Control Agreement, as amended and restated September 21, 2006 (applicable to Messrs. Rose, Hund, Ice, Lanigan, Moreland and Nober and one other executive officer).*	10-Q	10/24/2006	1-11535	10.4

10.14	Burlington Northern Santa Fe Corporation Supplemental Investment and Retirement Plan, as amended September 12, 2006.*	10-Q	10/24/2006	1-11535	10.6

10.15	Burlington Northern Inc. Director’s Charitable Award Program.*	10-K	4/1/1996	1-11535	10.22

10.16	Burlington Northern Santa Fe Salary Exchange Option Program, as amended and restated October 1, 2004.*	10-K	2/15/2005	1-11535	10.18

10.17	Burlington Northern Santa Fe 1999 Stock Incentive Plan, as amended and restated September 21, 2006.*	10-Q	10/24/2006	1-11535	10.2

10.18	Form of 1999 Stock Incentive Plan Stock Option Award Agreement Terms and Conditions.*	8-K	12/15/2004	1-11535	99.2

10.19	Form of 1999 Stock Incentive Plan Master Restricted Stock Award Agreement.*	8-K	12/15/2004	1-11535	99.3

10.20	Form of 1999 Stock Incentive Plan Reload Stock Option Agreement.*	8-K	12/15/2004	1-11535	99.4

10.21	Form of 1999 Stock Incentive Plan Exchange Option Grant Agreement.*	8-K	12/15/2004	1-11535	99.5

10.22	Form of 1999 Stock Incentive Plan Senior Management Stock Deferral Plan Award Agreement.*	8-K	12/15/2004	1-11535	99.6

10.23	Form of 1999 Stock Incentive Plan Executive Agreement.*	8-K	12/15/2004	1-11535	99.7

10.24	Form of 1999 Stock Incentive Plan Performance Stock Award Agreement.*	8-K	5/6/2005	1-11535	10.4

10.25	Form of 1999 Stock Incentive Plan Award Agreement Including Notice of Grant and Master Stock Option Terms and Conditions, dated May 2, 2005 (Incentive Stock Options).*	8-K	5/6/2005	1-11535	10.1

10.26	Form of 1999 Stock Incentive Plan Award Agreement Including Notice of Grant and Master Stock Option Terms and Conditions, dated May 2, 2005 (Incentive Stock Options and Non-qualified Stock Options).*	8-K	5/6/2005	1-11535	10.2

10.27	Form of 1999 Stock Incentive Plan Award Agreement Including Notice of Grant and Master Restricted Stock Unit Terms and Conditions, dated May 2, 2005.*	8-K	5/6/2005	1-11535	10.3

10.28	Form of 1999 Stock Incentive Plan Notice of Grant of Incentive Stock Options and Non-Qualified Stock Options and Award Agreement.*	8-K	12/15/2004	1-11535	99.1

10.29	Form of 1999 Stock Incentive Plan Incentive Bonus Stock Program Award Agreement.*	10-K	2/17/2006	1/11535	10.38

10.30	Amended and Restated Benefits Protection Trust Agreement by and between Burlington Northern Santa Fe Corporation and Wachovia Bank, dated January 16, 2005.*	10-K	2/15/2005	1-11535	10.22

10.31	Burlington Northern Santa Fe Directors’ Retirement Plan.*	10-K	4/1/1996	1-11535	10.27

Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit

	10.31.1	Termination of Burlington Northern Santa Fe Directors’ Retirement Plan, dated July 17, 2003. * **

	10.32	Form of Indemnification Agreement dated as of September 17, 1998, entered into between BNSF and directors.*	10-K	3/31/1999	1-11535	10.37

	10.33	Form of Indemnification Agreement dated as of September 17, 1998, entered into between BNSF and certain officers, including Matthew K. Rose, Thomas N. Hund, Carl R. Ice, John P. Lanigan, Jr., Jeffrey R. Moreland, Roger Nober and Peter J. Rickershauser.*	10-K	3/31/1999	1-11535	10.38

	10.34	Burlington Northern Santa Fe 2005 Deferred Compensation Plan for Non-Employee Directors, effective April 21, 2005.*	8-K	4/26/2005	1-11535	10.1

	10.35	Burlington Northern Santa Fe Deferred Compensation Plan for Directors, as amended and restated December 9, 2004.* **

	10.36	Replacement Capital Covenant, dated as of December 15, 2005, by BNSF in favor of and for the benefit of each Covered Debtholder (as defined therein).	10-K	2/17/2006	1-11535	10.41

	10.37	Summary of Executive Officer Compensation for 2007.* **

	10.38	Summary of Non-Employee Directors’ Compensation for 2007.* **

(12)	Statements re: Computation of Ratios

	12.1	Computation of Ratio Earnings to Fixed Charges.**

(21)	Subsidiaries of the registrant

	21.1	Subsidiaries of BNSF.**

(23)	Consents of experts and counsel

	23.1	Consent of PricewaterhouseCoopers LLP.**

(24)	Power of Attorney

	24.1	Power of Attorney.**

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Principal Executive Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).**

	31.2	Principal Financial Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).**

(32)	Section 1350 Certifications

	32.1	Certification Pursuant to Rule 13a-14(b) and 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**

(99)	Additional Exhibits

	99.1	Certification Pursuant to Section 303A.12 of the New York Stock Exchange Listed Company Manual.**

*	Management contract or compensatory plan
**	Filed herewith