Form 10-Q
period 2007-03-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2007-04-24
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                                             to

Commixssion file number     1-11535

BURLINGTON NORTHERN SANTA FE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	41-1804964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2650 Lou Menk Drive
Fort Worth, Texas
(Address of principal executive offices)

76131-2830
(Zip Code)

(800) 795-2673
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in
Rule 12b-2 of the Exchange Act.
Large accelerated filer [x] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at April 16, 2007
Common stock, $.01 par value	356,117,299 shares

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

Three Months Ended March 31,	2007	2006
		(As Adjusted)[a]

Revenues	$3,645	$3,463

Operating expenses:
Compensation and benefits	932	919
Fuel	652	561
Purchased services	502	464
Depreciation and amortization	307	289
Equipment rents	232	231
Materials and other	326	206
Total operating expenses	2,951	2,670
Operating income	694	793
Interest expense	121	121
Other expense, net	5	9

Income before income taxes	568	663
Income tax expense	219	253
Net income	$349	$410

Earnings per share:
Basic earnings per share	$0.98	$1.12
Diluted earnings per share	$0.96	$1.09
Average shares:
Basic	355.8	366.7
Dilutive effect of stock awards	7.9	10.0
Diluted	363.7	376.7
Dividends declared per share	$0.25	$0.20

a Prior year numbers have been adjusted for the retrospective adoption of FASB Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, shares in thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006
		(As Adjusted)[a]
ASSETS
Current assets:
Cash and cash equivalents	$392	$375
Accounts receivable, net	420	805
Materials and supplies	506	488
Current portion of deferred income taxes	347	345
Other current assets	268	168
Total current assets	1,933	2,181

Property and equipment, net	28,166	27,921
Other assets	2,009	1,695
Total assets	$32,108	$31,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,996	$2,853
Long-term debt due within one year	484	473
Total current liabilities	3,480	3,326

Long-term debt and commercial paper	6,966	6,912
Deferred income taxes	8,235	8,298
Casualty and environmental liabilities	872	830
Pension and retiree health and welfare liability	615	604
Employee separation costs	83	86
Other liabilities	1,327	1,213
Total liabilities	21,578	21,269
Commitments and contingencies (see Notes 2, 4 and 5)
Stockholders’ equity:
Common stock, $.01 par value, 600,000 shares authorized; 534,023 shares and 532,080 shares issued, respectively	5	5
Additional paid-in capital	7,108	6,990
Retained earnings	9,985	9,739
Treasury stock, at cost, 178,711 shares and 174,205 shares, respectively	(6,285)	(5,929)
Accumulated other comprehensive loss	(283)	(277)
Total stockholders’ equity	10,530	10,528
Total liabilities and stockholders’ equity	$32,108	$31,797

aPrior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

Three Months Ended March 31,	2007	2006
		(As Adjusted)[a]
OPERATING ACTIVITIES
Net income	$349	$410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307	289
Deferred income taxes	52	56
Employee separation costs paid	(6)	(6)
Long-term casualty and environmental liabilities, net	42	(18)
Other, net	28	(7)
Changes in current assets and liabilities:
Accounts receivable, net	88	10
Change in accounts receivable sales program	300	150
Materials and supplies	(18)	(38)
Other current assets	(112)	(15)
Accounts payable and other current liabilities	118	(32)
Net cash provided by operating activities	1,148	799
INVESTING ACTIVITIES
Capital expenditures	(537)	(455)
Other, net	(294)	(296)
Net cash used for investing activities	(831)	(751)
FINANCING ACTIVITIES
Net increase in commercial paper and bank borrowings	91	99
Payments on long-term debt	(44)	(57)
Dividends paid	(90)	(74)
Proceeds from stock options exercised	55	62
Purchase of BNSF common stock	(349)	(114)
Excess tax benefits from equity compensation plans	37	49
Net cash used for financing activities	(300)	(35)
Increase in cash and cash equivalents	17	13
Cash and cash equivalents:
Beginning of period	375	75
End of period	$392	$88
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$135	$113
Income taxes paid, net of refunds	$37	$112
Non-cash asset financing	$15	$14

a Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Shares in thousands, dollars in millions, except per share data)
(Unaudited)

	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings		Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2006, as adjusted	532,080	(174,205)	$6,995	$9,739	[b]	$(5,929)	$(277)	$10,528	[b]
Adjustment for the adoption of FASB Interpretation No. (FIN) 48			–	(13)		–	–	(13)
Common stock dividends, $0.25 per share			–	(90)		–	–	(90)
Restricted stock and stock options expense			18	–		–	–	18
Restricted stock activity and related tax benefit of $4	6	(2)	5	–		–	–	5
Exercise of stock options and related tax benefit of $33	1,937	(128)	95	–		(7)	–	88
Purchase of BNSF common stock[a]	–	(4,376)	–	–		(349)	–	(349)
Comprehensive income:
Net income			–	349		–	–	349
Loss on derivative instruments and other items, net of tax benefit of $4			–	–		–	(6)	(6)
Total comprehensive income								343
Balance at March 31, 2007	534,023	(178,711)	$7,113	$9,985		$(6,285)	$(283)	$10,530

a Total-to-date share repurchases through March 31, 2007 under the Company’s share repurchase program, were 170 million shares at an average price of $35.32 per share, leaving 40 million shares available for  repurchase out of the 210 million shares authorized.
b Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

        BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 including the financial statements and notes thereto. Burlington Northern Santa Fe Corporation (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated. BNSF was incorporated in Delaware on December 16, 1994.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of March 31, 2007, and the results of operations for the three-month periods ended March 31, 2007 and 2006.

Certain comparative prior period amounts in the Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported operating income or net income except as discussed below.

Adoption of New Accounting Pronouncements

Planned Major Maintenance Activities

Effective January 1, 2007, the Company transitioned to the deferral method of accounting for leased locomotive overhauls, which includes the refurbishment of the engine and related components. Previously, the Company used the accrue-in-advance method of accounting for these planned major maintenance activities; however, under FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities, issued in September 2006, this method is no longer allowed. This change was applied retrospectively for all periods presented. Accordingly, BNSF has eliminated the asset and liability recorded from the accrue-in-advance methodology and established an asset for overhauls that have been performed. This asset will be amortized to expense using the straight-line method until the next overhaul is performed or the end of the lease, whichever is first, typically between six and eight years. The effects of these adjustments were as follows (in millions):

Consolidated Statement of Income Three Months Ended, March 31, 2006	As Reported	Impact of Adjustment	As Adjusted
Depreciation and amortization	$277	$12	$289
Materials and other	219[a]	(13)	206
Total operating expenses	2,671	(1)	2,670
Operating income	792	1	793
Income before income taxes	662	1	663

Income tax expense	252	1	253
Net income	$410	$–	$410
                                      a Comparative prior period amounts have been reclassified to conform to the current presentation.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Consolidated Balance Sheet December 31, 2006	As Reported	Impact of Adjustment	As Adjusted
Property and equipment, net	$27,676	$245	$27,921
Other assets	1,786	(91)	1,695
Total assets	31,643	154	31,797

Deferred income taxes	8,216	82	8,298
Other liabilities	1,273	(60)	1,213
Total liabilities	21,247	22	21,269

Retained earnings	9,607	132	9,739
Total stockholders’ equity	10,396	132	10,528
Total liabilities and stockholders’ equity	$31,643	$154	$31,797

Consolidated Statement of Cash Flows Three Months Ended, March 31, 2006	As Reported	Impact of Adjustment	As Adjusted
Depreciation and amortization	$277	$12	$289
Deferred income taxes	55	1	56
Operating activities other, net	(12)	5	(7)
Net cash provided by operating activities	781	18	799

Investing activities other, net	(278)	(18)	(296)
Net cash used by investing activities	$(733)	$(18)	$(751)

The effects of the adjustments on years prior to fiscal 2006 resulted in an adjustment to increase stockholders’ equity as of January 1, 2006 by $130 million.

Uncertain Tax Positions

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an $83 million increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $70 million, resulting in a decrease to the January 1, 2007, retained earnings balance of $13 million (for additional information see Note 8 to the Consolidated Financial Statements).

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

2.  Hedging Activities

The Company uses derivative financial instruments to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel and interest rate hedges are classified as operating activities in the Consolidated Statements of Cash Flows.

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance.

Fuel

 Fuel costs represented 22 percent and 21 percent of total operating expenses during the three month periods ended March 31, 2007 and 2006, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first quarter of 2007 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $14 million of additional fuel expense on an annual basis.

Total Fuel-Hedging Activities

As of March 31, 2007, BNSF’s total fuel hedging positions covered approximately 6 percent, 3 percent, 1 percent and less than 1 percent of estimated fuel purchases for the remainder of 2007, 2008, 2009 and 2010, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Hedge benefit	$27	$107
Ineffective portion of open hedges	(1)	–
Tax effect	(10)	(41)
Hedge benefit, net of tax	$16	$66

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	March 31,	December 31,
	2007	2006
Short-term fuel-hedging asset	$–	$13
Long-term fuel-hedging asset	6	–
Short-term fuel-hedging liability	(7)	(2)
Ineffective portion of open hedges	2	1
Tax effect	–	(4)
Amount included in AOCL, net of tax	$1	$8

Settled fuel-hedging contracts receivable	$27	$37

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of March 31, 2007, BNSF had entered into fuel swaps and costless collar agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. Over the twelve months ended March 31, 2007, the sum of all such costs averaged approximately 27 cents per gallon.

No additional HO hedges were entered into during the first three months of 2007. The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of March 31, 2007. As of March 31, 2007, there were no HO hedge positions beyond the fourth quarter of 2007.

	Quarter Ending
2007	June 30,	September 30,	December 31,	Total
HO Swaps
Gallons hedged (in millions)	17.85	18.90	18.90	55.65
Average swap price (per gallon)	$2.06	$2.11	$2.17	$2.11
Fair value (in millions)	$(3)	$(3)	$(3)	$(9)
HO Collars
Gallons hedged (in millions)	9.45	–	–	9.45
Average cap price (per gallon)	$1.95	$–	$–	$1.95
Average floor price (per gallon)	$1.79	$–	$–	$1.79
Fair value (in millions)	$–	$–	$–	$–

West Texas Intermediate (WTI) Crude Oil Hedges

In addition, BNSF enters into fuel swap agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended March 31, 2007, the sum of all such costs averaged approximately 54 cents per gallon.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

During the first quarter of 2007, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 1.5 million barrels of fuel with an average swap price of $64.12 per barrel. The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of March 31, 2007.

	Quarter Ending
2008	March 31,	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	290	260	230	230	1,010
Equivalent gallons hedged (in millions)	12.18	10.92	9.66	9.66	42.42
Average swap price (per barrel)	$63.69	$63.77	$63.70	$63.70	$63.72
Fair value (in millions)	$2	$2	$1	$1	$6

	Quarter Ending
2009	March 31,		June 30,		September 30,		December 31,		Total
WTI Swaps
Barrels hedged (in thousands)		100		100		100		70	370
Equivalent gallons hedged (in millions)		4.20		4.20		4.20		2.94	15.54
Average swap price (per barrel)		$65.10		$65.10		$65.10		$65.00	$65.08
Fair value (in millions)	$	<1	$	<1	$	<1	$	<1	$2

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	70	–	–	–	70
Equivalent gallons hedged (in millions)	2.94	–	–	–	2.94
Average swap price (per barrel)	$64.80	$–	$–	$–	$64.80
Fair value (in millions)	$–	$–	$–	$–	$–

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates by establishing rates in anticipation of both future debt issuances and the refinancing of leveraged leases, as well as converting a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Total Interest Rate Hedging Program

All interest rate derivative transactions outstanding are reflected in the following table:

	March 31, 2007
	Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fair value hedges
Fixed to variable swaps (in millions)	$300	$–	$200	$250	$–	$–	$750	$(5)
Average fixed rate	7.88%	–%	6.13%	7.13%	–%	–%	7.16%
Average floating rate	7.96%	–%	5.83%	8.23%	–%	–%	7.48%

Cash flow hedges
Treasury locks (in millions)	$597	$–	$–	$–	$–	$–	$597	$2
Average rate	4.71%	–%	–%	–%	–%	–%	4.71%

    BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

Fair Value Interest Rate Hedges

The Company enters into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of both March 31, 2007 and December 31, 2006, BNSF had entered into ten separate swaps with an aggregate notional amount of $750 million, in which it pays an average floating rate, which fluctuates quarterly, based on the London Interbank Offered Rate (LIBOR). The average floating rate to be paid by BNSF as of March 31, 2007, was 7.48 percent, and the average fixed rate BNSF is to receive is 7.16 percent. The 2007 swaps shown in the table above were closed on April 15, 2007 upon the maturity of the $300 million of debt, and the remaining swaps will be closed between 2009 and 2010.

The amounts recorded in the Consolidated Statements of Income for interest rate fair value hedge transactions as an adjustment to interest expense were less than $1 million for both the three months ended March 31, 2007 and 2006.

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of open hedges, with a corresponding adjustment to debt or accrued interest, are as follows (in millions):

	March 31,	December 31,
	2007	2006
Long-term interest rate hedging asset	$3	$2
Short-term interest rate hedging liability	$(1)	$–
Long-term interest rate hedging liability	$(7)	$(8)

Cash Flow Interest Rate Hedges

In anticipation of a future refinancing of several leveraged leases, the Company entered into six treasury locks having an aggregate notional amount of $147 million to fix the interest rate inherent in the operating lease payments. These treasury locks are expected to be unwound during 2007, and any gain or loss on these hedges will be amortized to equipment rents over the remaining life of the refinanced operating leases. These transactions are accounted for as cash flow hedges.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

In anticipation of future debt issuances, the Company entered into fourteen treasury locks having an aggregate notional amount of $450 million to fix a portion of the rate for a future 10-year unsecured debt issuance and a future 30-year unsecured debt issuance, each for $650 million. The treasury locks were terminated in April 2007 in connection with the issuance of the unsecured debt. Upon termination, BNSF received $6 million from the counterparties, which will be amortized to interest expense over the life of the issued debt.

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of open and closed hedges, were as follows (in millions):

	March 31,	December 31,
	2007	2006
Interest rate hedging asset – open hedges	$2	$–
Unrecognized gain on closed hedges	14	15
Tax effect	(6)	(6)
Interest rate hedging asset in AOCL, net of tax	$10	$9

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

BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at March 31, 2007, which was comprised of two $350 million, 364-day accounts receivable facilities that mature in November 2007. Outstanding undivided interests held by investors under the A/R sales program were $600 million and $300 million at March 31, 2007 and December 31, 2006, respectively. These receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,024 million and $1,030 million at March 31, 2007 and December 31, 2006, respectively, of receivables transferred by SFRC to the master trust. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s financial statements. The interest that continues to be held by SFRC of $424 million and $730 million at March 31, 2007 and December 31, 2006, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $600 million and $300 million at March 31, 2007 and December 31, 2006, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $4.0 billion and $3.7 billion for the three months ended March 31, 2007 and 2006, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $6 million and $4 million for the three months ended March 31, 2007 and 2006, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 5.6 percent and 4.6 percent in the three months ended March 31, 2007 and 2006, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold for the combined dilution and delinquency percentages. BNSF Railway has historically experienced very low levels of default or dilution and was well below the established rate at March 31, 2007. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At March 31, 2007 and December 31, 2006, $24 million and $26 million, respectively, of accounts receivable were greater than 90 days old. BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At March 31, 2007 and December 31, 2006, $34 million and $36 million, respectively, of such allowances had been recorded, of which $30 million and $34 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $4 million and $2 million at March 31, 2007 and December 31, 2006, respectively, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the three months ended March 31, 2007 and 2006, $2 million of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At March 31, 2007, BNSF Railway was in compliance with these provisions.

4.  Debt

Revolving Credit Facility and Commercial Paper

As of March 31, 2007, the Company had borrowing capacity of up to $1.2 billion under its long-term bank credit facility, which expires in September 2011. Annual facility fees are currently 0.08 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings; (ii) money market rates offered at the option of the lenders; or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving credit agreement. At March 31, 2007, the Company was in compliance with these covenants.

At March 31, 2007, there were no bank borrowings against the revolving credit agreement.

BNSF issues commercial paper from time to time that is supported by the bank revolving credit agreement. Outstanding commercial paper balances reduce the amount of borrowings available under this agreement.

The maturity value of commercial paper as of March 31, 2007, of $1,099 million, reduced the total capacity available under the revolving credit agreement to approximately $101 million. Commercial paper outstanding included $155 million issued to a consolidated subsidiary of BNSF that was eliminated upon consolidation. Consolidated commercial paper outstanding, which had a maturity value of $944 million, was classified as long-term debt on the Company’s Consolidated Balance Sheets.

Notes and Debentures

In February 2007, the Board of Directors (the Board) authorized an additional $1.4 billion of debt securities that may be issued through the Securities and Exchange Commission (SEC) debt shelf registration process, for a total of $2.1 billion of debt securities authorized to be issued.

In April 2007, BNSF issued $650 million of 5.65 percent debentures and $650 million of 6.15 percent debentures due May 1, 2017 and May 1, 2037, respectively. The net proceeds from the sale of the debentures are being used for general corporate purposes including, but not limited to, working capital, capital expenditures, funding the maturity of debt which matures in 2007, the repayment of commercial paper and the repurchase of common stock. The issuance of these debentures reduced the amount of debt authorized to be issued by the Board through the SEC debt shelf registration process to $800 million.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2007, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount	[a]	Remaining Term (in years)	Capitalized Obligations	[b]
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–		Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$59	$87	$87		11	$32
Westside Intermodal Transportation Corporation	0.0%	$42	$65	$–		16	$34
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$13	$20	$–		16	$11
Various lessors (Residual value guarantees)	0.0%	N/A	$271	$271		Various	$68	[c]
All other	0.0%	$7	$8	$3		Various	$–

a Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
c Reflects FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheets.

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

BNSF Railway has outstanding guarantees of $55 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC, and payments related to BNSF Railway’s guarantee of this obligation would only be called for upon default by the original debtor.

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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of March 31, 2007, the Company had recorded a $68 million asset and corresponding liability for the fair value of the RVG.

All other

As of March 31, 2007, BNSF guaranteed $7 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $3 million of the $7 million of guarantees. These guarantees expire between 2007 and 2013.

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF records a liability for personal injury claims when the expected loss is both probable and reasonably estimable. The liability and ultimate expense projections are estimated using standard actuarial methodologies. Liabilities recorded for unasserted personal injury claims are based on information currently available. Due to the inherent uncertainty involved in projecting future events such as the number of claims filed each year, developments in judicial and legislative standards and the average costs to settle projected claims, actual costs may differ from amounts recorded. Expense accruals and any required adjustments are classified as materials and other in the Consolidated Statements of Income.

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

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended March 31,
	2007	2006
Beginning balance	$306	$326
Accruals	–	–
Payments	(5)	(4)
Ending balance at March 31,	$301	$322

Of the March 31, 2007 obligation, $247 million was related to unasserted claims while $54 million was related to asserted claims. At March 31, 2007, $21 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	Three Months Ended March 31,
	2007	2006
Claims unresolved at beginning of period	1,975	2,121
Claims filed	139	211
Claims settled, dismissed or otherwise resolved	(173)	(179)
Ending balance at March 31,	1,941	2,153

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $200 million to $400 million. However, BNSF believes that the $301 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

Other Personal Injury

BNSF uses a third-party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FIN 14, Reasonable Estimation of the Amount of Loss, is immaterial for these other occupational trauma claims.

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended March 31,
	2007	2006
Beginning balance	$439	$422
Accruals	47	49
Payments	(52)	(39)
Ending balance at March 31,	$434	$432

    At March 31, 2007, $154 million was included in current liabilities. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	Three Months Ended March 31,
	2007	2006
Claims unresolved at beginning of period	3,130	3,617
Claims filed	921	876
Claims settled, dismissed or otherwise resolved	(829)	(957)
Ending balance at March 31,	3,222	3,536

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $550 million. However, BNSF believes that the $434 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF engages a third-party actuary to assist the Company in estimating the ultimate cost of cleanup efforts at its known environmental sites. The actuary utilizes BNSF’s historical payment patterns, its current estimated percentage to closure ratios and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the Environmental Protection Agency and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress.

Based on the work performed by the third-party actuary during the third quarter of 2006, management recorded additional expense of approximately $5 million. The Company plans to update the study again in the third quarter of 2007. However, on a quarterly basis, BNSF monitors actual experience against the forecasted remediation and related payments made on existing sites and conducts ongoing environmental contingency analyses, which consider a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in, and the ability to pay for, cleanup of other PRPs. Adjustments to the Company’s estimates will continue to be recorded as necessary based on developments in subsequent periods. Additionally, environmental accruals, which are classified as materials and other in the Consolidated Statements of Income, include amounts for newly identified sites or contaminants, third-party claims and legal fees incurred for defense of third-party claims and recovery efforts.

Annual studies do not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites. BNSF continues to estimate third-party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party claims as of March 31, 2007, is approximately $11 million.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 368 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2007	2006
Beginning balance	$318	$370
Accruals	67	(2)
Payments	(15)	(22)
Ending balance at March 31,	$370	$346

At March 31, 2007, $58 million was included in current liabilities. In the first quarter of 2007, the Company recorded an approximate $65 million pre-tax charge, or $0.11 per share, due to an increase in environmental costs primarily related to a final resolution with the State of Washington and its Department of Ecology on clean-up of an existing environmental site at Skykomish and an adverse reversal of a trial court decision on appeal regarding a site at Arvin, California.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at March 31, 2007, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	Three Months Ended March 31,
	BNSF Sites		Superfund Sites
	2007	2006	2007	2006
Number of sites at beginning of period	375	369	20	20
Sites added during the period	5	8	–	–
Sites closed during the period	(12)	(3)	–	–
Number of sites at March 31,	368	374	20	20

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $525 million. However, BNSF believes that the $370 million recorded at March 31, 2007, is the best estimate of the Company’s future obligation for environmental costs.

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

6.  Employee Separation Costs

Employee separation costs activity was as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Beginning balance at January 1,	$107	$132
Accruals	2	–
Payments	(6)	(6)
Ending balance at March 31,	$103	$126

Employee separation liabilities of $103 million were included in the Consolidated Balance Sheet at March 31, 2007, and principally represent the following: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At March 31, 2007, $20 million of the remaining liabilities were included in current liabilities.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $97 million at March 31, 2007. These costs were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2007 and approximately 2024. During the first quarter of 2007, the Company updated its estimate and recorded an additional liability of $2 million related to deferred benefits.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $3 million at March 31, 2007, and primarily provide for separation programs announced in 2003, 2004 and 2005 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. The remaining costs will be paid between 2007 and approximately 2011.

Other Employee Separation Costs

Other employee separation cost liabilities were $3 million at March 31, 2007, and principally relate to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger. These costs will be paid over the next several years based on deferral elections made by the affected employees.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

7.  Employment Benefit Plans

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company's balance sheet. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company's fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. Under the first approach, plan assets are measured on September 30, 2007 and then re-measured on January 1, 2008. Under the alternative approach, a 15-month measurement will be determined on September 30, 2007 that will cover the period until the fiscal year-end measurement is required on December 31, 2008. As the Company currently uses a measurement date prior to the Company’s fiscal year-end, it is currently evaluating which measurement transition alternative it will use.

Components of the net periodic benefit cost for the three months ended March 31, 2007 and 2006 were as follows (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Net Periodic Benefit Cost	2007	2006	2007	2006
Service cost	$6	$6	$1	$1
Interest cost	24	24	4	3
Expected return on plan assets	(26)	(24)	–	–
Loss component	9	11	1	1
Prior service credit component	–	–	(2)	(2)
Net periodic benefit cost	$13	$17	$4	$3

8.  Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an $83 million increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $70 million, resulting in a decrease to the January 1, 2007, retained earnings balance of $13 million. The amount of unrecognized tax benefits at January 1, 2007 was $87 million, of which $76 million would impact the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of March 31, 2007.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however BNSF does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had recorded a liability of approximately $37 million and $6 million for the payment of interest and penalties, respectively. The liability for the payment of interest and penalties did not materially change as of March 31, 2007.

All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation, are closed through 1994 and the business combination date of September 22, 1995, respectively. Internal Revenue Service (IRS) examination of the years 1995 through 1999 for BNSF is completed, and the un-agreed issues are pending before IRS Appeals. It is anticipated that a settlement with the IRS for the years 1995 through 1999 may be reached within the next twelve months. Examination of the years 2000 through 2002 for BNSF is completed and protests of the un-agreed issues have been filed with IRS Appeals. BNSF is currently under examination for years 2003 through 2005.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeals or litigation.

9.  Share Repurchase Program

In February 2007, the Board authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the previously authorized 180 million shares, bringing the total authorized to 210 million shares. Shares will be repurchased from time to time through open market transactions or otherwise.

10.  Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 1.6 million for the three months ended March 31, 2007, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods. For the three months ended March 31, 2006, the weighted average stock options excluded from the computation of diluted earnings per share were insignificant.

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

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (the “Company”) as of March 31, 2007, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2007 and 2006 and the consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006; and in our report dated February 13, 2007, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. As discussed in Note 1 to the accompanying consolidated financial statements, the Company changed its method of accounting for planned major maintenance activities. The accompanying December 31, 2006 consolidated balance sheet reflects this change. We have not audited the accompanying December 31, 2006 consolidated balance sheet.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
April 18, 2007

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Company Overview

Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. BNSF’s primary operating subsidiary, BNSF Railway, operates one of the largest North American rail networks, with about 32,000 route miles in 28 states and two Canadian provinces. Through its one operating transportation segment, BNSF Railway transports a wide range of products and commodities including Consumer Products, Industrial Products, Coal and Agricultural Products.

Additional operational information, including weekly intermodal and carload unit reports as submitted to the Association of American Railroads and annual reports submitted to the Surface Transportation Board, are available on the Company’s website at www.bnsf.com/investors.

Executive Summary

 Overview:

Improved yields from BNSF’s well-balanced portfolio allowed the Company to achieve record first-quarter revenues despite flat volumes on a year-over-year basis.

➢
Quarterly earnings were $0.96 per share, which included a $0.14 charge for additional environmental expenses and a technology system write-off (see discussion under the heading “Other Matters; Charge for Environmental Costs and Technology System Write-Off”). This compares to first-quarter 2006 earnings per share of $1.09, which included a $0.04 per share line sale gain.

✓
Quarterly freight revenues were a first-quarter record of $3.54 billion and were 5 percent higher compared with the same 2006 period, on relatively flat volumes. The 5-percent increase in revenue is primarily attributable to improved yields.

✓
Operating expenses for the first quarter of 2007 increased $281 million compared with the first quarter of 2006, primarily due to the environmental and technology charge of $81 million and a higher fuel expense reflecting both a declining hedge position and higher fuel prices.

➢
In February 2007, the Board authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the previously authorized 180 million shares, bringing the total authorized to 210 million shares and announced it will modify its share repurchase approach to devote additional financial capacity to share repurchases. This difference in approach is expected to result in a moderately higher level of debt.

Business Outlook for 2007:

➢	The Company anticipates that capital commitments for 2007 will be about $2.65 billion, or about $100 million lower than previously disclosed.

Results of Operations

Three Months Ended March 31, 2007, Compared with Three Months Ended March 31, 2006

Revenues

The following table presents BNSF’s revenue information by business group for the three months ended March 31, 2007 and 2006. Certain comparative prior year revenue amounts have been reclassified between the business groups to conform to the current year presentation. There was no impact to total freight revenues as a result of these reclassifications.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2007	2006	2007	2006	2007	2006

Consumer Products	$1,312	$1,250	1,276	1,286	$1,028	$972
Industrial Products	846	842	390	411	2,169	2,049
Coal	760	680	594	582	1,279	1,168
Agricultural Products	626	597	247	242	2,534	2,467
Total Freight Revenues	3,544	3,369	2,507	2,521	$1,414	$1,336
Other Revenues	101	94
Total Operating Revenues	$3,645	$3,463

Freight revenues for the first quarter of 2007 were $3,544 million, up 5 percent compared with the same 2006 period, on relatively flat volumes. Freight revenues included approximately $380 million in fuel surcharges compared with approximately $350 million in the prior year. Average revenue per car/unit was up 6 percent in the first quarter of 2007 from the first quarter of 2006 primarily due to improved pricing as well as fuel surcharges.

   Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $1,312 million for the first quarter of 2007 were $62 million, or 5 percent, greater than the first quarter of 2006. The increase in average revenue per unit of 6 percent was primarily related to rate increases and slightly higher fuel surcharges as compared with the first quarter of 2006.

Industrial Products

Industrial Products’ freight business consists of five business areas: building products, construction products, petroleum products, chemical and plastic products and food and beverages.

Industrial Products revenues of $846 million remained relatively flat for the first quarter of 2007 as compared with the first quarter of 2006, due to strong demand for petroleum and chemicals and plastic products, which were offset by weakness in the housing market. The 6-percent increase in average revenue per unit was the result of rate increases and slightly higher fuel surcharges.

Coal

BNSF is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $760 million for the first quarter of 2007 increased $80 million, or 12 percent, compared with the same period a year ago. The revenue increase was primarily driven by an increase in the average revenue per car of 10 percent driven by rate increases from contract renewals, contractual price escalations, increased length of haul and fuel surcharges. Additionally, volumes increased by 2 percent as a result of strong customer demand.

   Agricultural Products

The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, fertilizer and other products.

Agricultural Products revenues of $626 million for the first quarter of 2007 were $29 million, or 5 percent, higher than revenues for the first quarter of 2006. This increase was primarily due to a 3-percent increase in average revenue per car and volume growth in soybeans and fertilizer.

  Other Revenues

Other revenues increased $7 million, or 7 percent, to $101 million for the first quarter of 2007. This increase was primarily due to volume growth of BNSF Logistics, an indirect, wholly-owned, non-rail subsidiary that specializes in providing third-party logistics and transportation services.

Expenses

Total operating expenses for the first quarter of 2007 were $2,951 million, an increase of $281 million, or 11 percent, versus the same period in 2006.

Compensation and benefits

Compensation and benefits includes expenses for BNSF employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $932 million were $13 million, or 1 percent, higher than the first quarter of 2006. This increase was primarily related to an increase in headcount and wage rates, incentive plan accruals and other cost controls.

Fuel

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities.

Fuel expenses of $652 million for the first quarter of 2007 were $91 million, or 16 percent, higher than the first quarter of 2006. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel. The average all-in cost per gallon of diesel fuel increased by 25 cents to $1.81, resulting in a $91 million increase in expense. The increase in the average all-in cost reflected an increase in the average purchase price of 3 cents, or $10 million increase in fuel expenses, and a decrease in the hedge benefit of 22 cents, or $81 million (first quarter 2007 benefit of $26 million less first quarter 2006 benefit of $107 million). Consumption in the first quarter of 2007 remained flat at 360 million gallons when compared with consumption in the same 2006 period.

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

Purchased service expenses of $502 million for the first quarter of 2007 were $38 million, or 8 percent, higher than the first quarter of 2006. This increase was primarily due to increases in the following costs: intermodal ramp costs, haulage payment for transportation over other railroads, purchased transportation costs for BNSF Logistics and locomotive and freight car contract maintenance expense.

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

Depreciation and amortization expenses of $307 million for the first quarter of 2007 were $18 million, or 6 percent, higher than the same period in 2006. This increase in depreciation expense was primarily due to continuing capital expenditures.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $232 million for the first quarter of 2007 were $1 million, or less than 1 percent, higher than the first quarter of 2006. The variance represents an increase in locomotive lease expense, partially offset by a decrease in freight car equipment expense due to the impact of the Company’s privatization efforts and velocity improvements for freight car equipment.

Materials and other

Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials, in addition to other items for construction and maintenance of property and equipment. Other expenses include personal injury claims, environmental remediation and derailments as well as utilities, impairments of long-lived assets, locomotive overhauls, property and miscellaneous taxes and employee separation costs. The total is offset by gains on land sales and insurance recoveries.

Materials and other expenses of $326 million for the first quarter of 2007, which consisted of $115 million of materials expense with the remainder consisting of numerous other items, were $120 million, or 58 percent, higher than the first quarter of 2006. The increase was primarily due to the environmental and technology charge of $81 million (see discussion under the heading “Other Matters; Charge for Environmental Costs and Technology System Write-Off”).

Income taxes

The effective tax rate for the three months ended March 31, 2007 was 38.6 percent compared with 38.2 percent for the prior year period.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, through leasing of assets and through the sale of a portion of its accounts receivable.

Operating Activities

Net cash provided by operating activities was $1,148 million for the three months ended March 31, 2007, compared with $799 million for the three months ended March 31, 2006. The increase was primarily the result of changes in working capital, including $150 million related to increased utilization of the Company’s accounts receivable sales program.

Investing Activities

Net cash used for investing activities was $831 million for the three months ended March 31, 2007, compared with $751 million for the three months ended March 31, 2006. Investing activities for the three months ended March 31, 2007, included $537 million of capital expenditures, as discussed below, and $294 million of cash used for other investing activities. The increase in cash used for investing activities primarily reflects an increase in capital expenditures. Additionally, cash used for other investing activities included a cash source of $18 million and $45 million for the three months ended March 31, 2007 and March 31, 2006, respectively, related to line sales to the State of New Mexico, which occurred in the first quarters of 2007 and 2006, respectively.

A breakdown of cash capital expenditures for the three months ended March 31, 2007 and 2006, is set forth in the following table (in millions):

	Three Months Ended March 31,
	2007	2006
Maintenance of Way	$311	$252
Mechanical	26	42
Information Services	21	23
Other	22	25
Total Maintenance of Business	380	342
Terminal and Line Expansion	157	113
Total	$537	$455

The increase in cash capital expenditures in the first three months of 2007 was primarily due to an increase in capital expenditures to maintain BNSF’s track structure and for terminal and line expansions. The above table does not include expenditures for equipment financed through operating leases.

Financing Activities

Three Months Ended March 31, 2007

Net cash used for financing activities during the first three months of 2007 was $300 million, primarily related to the common stock repurchases of $349 million, including $8 million to satisfy tax withholding obligations for stock option exercises, dividend payments of $90 million, partially offset by net borrowings of $47 million, proceeds from stock options exercised of $55 million and excess tax benefits from equity compensation plans of $37 million.

Aggregate debt due to mature within one year is $484 million. BNSF’s ratio of net debt to total capitalization was 40.1 percent at March 31, 2007, compared with 40.0 percent at December 31, 2006. The Company’s adjusted net debt to total capitalization was 52.8 percent at March 31, 2007, compared with 51.7 percent at December 31, 2006. BNSF’s adjusted net debt to total capitalization is a non-GAAP financial measure and should be considered in addition to, but not as a substitute or preferable to, the information prepared in accordance with GAAP. However, management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.

The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

	March 31,	December 31,
	2007	2006
Net debt to total capitalization [a]	40.1%	40.0%
Adjustment for long-term operating leases[b]	11.4	11.2
Adjustment for other debt equivalents [c]	1.3	0.5
Adjustment for unfunded pension and retiree health and welfare liability	1.1	1.1
Adjustment for junior subordinated notes [d]	(1.1)	(1.1)
Adjusted net debt to total capitalization	52.8%	51.7%

a Net debt to total capitalization is calculated as total debt (long-term debt and commercial paper plus long-term debt due within one year) less cash and cash equivalents divided by the sum of net debt and total stockholders’ equity.
b Represents the net present value of future operating lease commitments.
c Adjustment for other debt equivalents principally includes accounts receivable financing. See Note 3 of the Consolidated Financial Statements.
d Junior subordinated notes are included in total debt on the respective Consolidated Balance Sheets; however, as they include certain equity characteristics as described below, they have been assigned 50 percent equity credit for purposes of this calculation.

In February 2007, the Board of Directors (the Board) authorized an additional $1.4 billion of debt securities that may be issued through the Securities and Exchange Commission (SEC) debt shelf registration process, for a total of $2.1 billion authorized to be issued.

In April 2007, BNSF issued $650 million of 5.65 percent debentures and $650 million of 6.15 percent debentures due May 1, 2017 and May 1, 2037, respectively. The net proceeds from the sale of the debentures are being used for general corporate purposes including, but not limited to, working capital, capital expenditures, funding the maturity of debt which matures in 2007, the repayment of commercial paper and the repurchase of common stock. The issuance of these debentures reduced the amount of debt authorized to be issued by the Board through the SEC debt shelf registration process to $800 million.

Three Months Ended March 31, 2006

Net cash used for financing activities during the first three months of 2006 was $35 million, primarily related to common stock repurchases of $114 million, including $14 million to satisfy tax withholding obligations for stock option exercises, dividend payments of $74 million, partially offset by proceeds from stock options exercised of $62 million, excess tax benefits from equity compensation plans of $49 million and net borrowings of $42 million.

Dividends

Common stock dividends declared for the three months ended March 31, 2007 and 2006 were $0.25 and $0.20 per share, respectively. Dividends paid on common stock during the first three months of 2007 and 2006 were $90 million and $74 million, respectively. On February 14, 2007, the Board declared a quarterly dividend of $0.25 per share on outstanding shares of common stock, payable April 2, 2007, to shareholders of record on March 12, 2007. On April 19, 2007, the Board declared a quarterly dividend of $0.25 per share on outstanding shares of common stock, payable July 2, 2007 to shareholders of record on June 11, 2007.

Common Stock Repurchase Program

During the first three months of 2007, BNSF repurchased approximately 4 million shares of its common stock at an average price of $79.59 per share under the Company’s share repurchase program amounting to a total cost of $340 million. In February 2007, the Board authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the total of 180 million shares previously authorized in equal amounts in July 1997, December 1999, April 2000, September 2000, January 2003 and December 2005. Program-to-date repurchases through March 31, 2007, were 170 million shares at an average price of $35.32 per share, leaving 40 million shares available for repurchase out of the 210 million shares authorized. Additionally, during the three months ended March 31, 2007, the Company acquired shares from employees at a cost of $8 million to satisfy tax withholding obligations.

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

BNSF has agreed to acquire 480 new locomotives by 2009. As of March 31, 2007, BNSF had taken delivery of 367 of the 480 locomotives, including 87 locomotives in the first three months of 2007.

During 2006, BNSF agreed to acquire 4,000 covered hoppers and 1,400 double-stack cars by 2010. As of March 31, 2007, BNSF had taken delivery of 354 of the covered hoppers and 111 of the double-stack cars.

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

Credit Agreement

Information concerning the Company’s outstanding commercial paper balances and revolving credit agreement is incorporated by reference from Note 4 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation, as described in Note 3 to the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a maximum debt-to-capital test, which is the same as in BNSF’s revolving credit agreements. At March 31, 2007, BNSF Railway was in compliance with these provisions.

The accounts receivable sales program provides efficient financing at a competitive interest rate as compared with traditional borrowing arrangements and provides diversification of funding sources. Since the funding is collateralized by BNSF receivables, the risk of exposure is only as great as the risk of default on these receivables (see Note 3 to the Consolidated Financial Statements for additional information).

Guarantees

The Company acts as guarantor for certain debt and lease obligations of others. During the past few years, the Company has primarily utilized guarantees to allow third-party entities to obtain favorable terms to finance the construction of assets that will benefit the Company. Additionally, in the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. The Company does not expect performance under these guarantees or indemnities to have a material adverse effect on the Company’s liquidity in the foreseeable future (see Note 4 to the Consolidated Financial Statements for additional information).

Other Matters

Charge for Environmental Costs and Technology System Write-Off

In the first quarter of 2007, the Company recorded a pre-tax charge of $81 million, or $0.14 per share. This charge reflected an approximate $65 million increase in environmental costs primarily related to a recent final resolution with the State of Washington and its Department of Ecology on clean-up of an existing environmental site at Skykomish and an adverse reversal of a trial court decision on appeal regarding a site at Arvin, California. In addition, the Company recorded a non-cash charge of $16 million to write-off a technology system that has been replaced.

Planned Major Maintenance Activities

Effective January 1, 2007, the Company transitioned to the deferral method of accounting for leased locomotive overhauls under Financial Accounting Standards Board (FASB) Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities, issued in September 2006. Additional information concerning the adoption of this accounting principle is incorporated by reference from Note 1 to the Consolidated Financial Statements.

Uncertain Tax Positions

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. Additional information concerning the Company’s uncertain tax positions is incorporated by reference from Notes 1 and 8 to the Consolidated Financial Statements.

Commercial

In February 2005, the Company received a Civil Investigative Demand from the Antitrust Division of the Department of Justice requesting information concerning the Company’s pricing activities relating to the shipment of coal from the southern Powder River Basin. The Company continues to respond to requests for information.

Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel and interest rate hedges are classified as operating activities in the Consolidated Statements of Cash Flows.

Fuel

BNSF measures the fair value of fuel hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties. BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance (see Note 2 to the Consolidated Financial Statements for additional information).

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates by establishing rates in anticipation of both future debt issuances and the refinancing of leveraged leases, as well as converting a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy. BNSF’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements (see Note 2 to the Consolidated Financial Statements for additional information).

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

On February 28, 2007, the National Railway Labor Conference announced that a tentative agreement had been reached with a seven-union bargaining coalition representing about 46 percent of BNSF’s unionized workforce. This agreement, if ratified, would resolve all wage, work rule and benefit issues for employees represented by these seven unions through December 31, 2009. It provides for wage increases in each year over its term, health and welfare benefit plan design changes and a new formula for monthly employee health and welfare contributions.

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

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event the Company does update any forward-looking statement, no inference should be made that the Company will make additional updates with respect to that statement, related matters, or any other forward-looking statements. Any corrections or revisions may appear in the Company’s public filings with the SEC, which are accessible at www.sec.gov, and on the Company’s website at www.bnsf.com, and which investors are advised to consult.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations. This excludes the impact of any interest rate hedging activities during the first quarters of 2007 and 2006, as the impact to the Company’s Consolidated Statements of Income was less than $1 million (in millions):

	Three Months Ended March 31,
	2007	2006
Fuel hedge benefit (including ineffective portion of open hedges)	$26	$107
Tax effect	(10)	(41)
Hedge benefit, net of tax	$16	$66

The Company’s fuel-hedge benefit is due to increases in fuel prices subsequent to the initiation of various hedges. The information presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Notes 2 and 4 to the Consolidated Financial Statements describe significant aspects of BNSF’s financial instrument activities that have a material market risk. Additionally, the Company uses fuel surcharges, which substantially mitigate the risk of fuel price volatility.

Commodity Price Sensitivity

BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of March 31, 2007, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO) or West Texas Intermediate crude oil (WTI). For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI and HO.

At March 31, 2007, BNSF had recorded a net fuel-hedging liability of $1 million for fuel hedges covering 2007 through 2010.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending March 31, 2008, and the balance sheet impact from the hypothetical price changes, both based on the Company’s hedge position at March 31, 2007:

Sensitivity Analysis
Hedged commodity price change	Fuel-hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel-hedge fair value
10 percent increase	$13 million increase	$13 million increase
10 percent decrease	$13 million decrease	$13 million decrease

Based on fuel consumption during the twelve-month period ending March 31, 2007, of 1,478 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a ten percent increase or decrease in the commodity price per gallon would result in an approximate $269 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis.

At March 31, 2007, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

Interest Rate Sensitivity

From time to time, BNSF enters into various interest rate hedging transactions for purposes of managing exposure to fluctuations in interest rates by establishing rates in anticipation of both future debt issuances and the refinancing of leveraged leases, as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. These interest rate hedges are accounted for as cash flow or fair value hedges. BNSF’s measurement of the fair value of these hedges is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

At March 31, 2007, the fair value of BNSF’s debt, excluding capital leases, was $7,131 million. Additionally, the Company had recorded a net interest rate hedging asset of $2 million and a net interest rate hedging liability of $5 million for cash flow and fair value hedges, respectively.

The following table is an estimate of the impact to earnings and the fair value of the total debt and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending March 31, 2008, based on debt levels and outstanding hedges as of March 31, 2007:

Sensitivity Analysis
Hypothetical change in interest rates	Floating rate debt - Annual pre-tax earnings impact	Change in fair value
		Total debt	Interest rate hedges
1 percent decrease	$17 million increase	$583 million increase	$52 million decrease
1 percent increase	$17 million decrease	$492 million decrease	$44 million increase

Further information on interest rate hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements. Information on the Company’s debt, which may be sensitive to interest rate fluctuations, is incorporated by reference from Note 4 to the Consolidated Financial Statements.

Item 4.    Controls and Procedures.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF’s principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF's principal executive officer and principal financial officer have concluded that there have been no changes in BNSF's internal control over financial reporting that occurred during BNSF's first fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF's internal control over financial reporting.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

Reference is made to the discussion in the Company’s Form 10-K for the year ended December 31, 2006, to Ray Ridgeway, et al. v. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company, No. 48-185170-00 (District Court of Tarrant County, Texas, 48th Judicial District), a state court action filed on October 27, 2000. The plaintiffs’ causes of action include alleged breach of contract, negligence and breach of fiduciary duties with respect to a special dividend that was paid in 1988 by a BNSF predecessor, Santa Fe Southern Pacific Corporation (SFSP). The complaint alleges that SFSP erroneously informed shareholders as to the tax treatment of the dividend–specifically, the apportionment of the dividend as either a distribution of earnings and profits or a return of capital–which allegedly caused some shareholders to overpay their income taxes. The plaintiffs assert, through their expert’s report, that SFSP had essentially no accumulated earnings and profits and that the entire dividend distribution should have been treated as a return of capital, rather than the approximately 34 percent that SFSP determined was a return of capital. Plaintiffs seek monetary damages based on a variety of theories. On July 8, 2005, the court entered an order denying the plaintiffs’ requests to certify a class action. The order denying certification was affirmed by the Texas Court of Appeals on August 24, 2006, and plaintiffs’ motion for rehearing of the order of the Texas Court of Appeals was denied. Plaintiffs then asked the Supreme Court of Texas to review the decision of the Court of Appeals. On March 2, 2007, the Texas Supreme Court denied the plaintiffs’ request to review the decision denying their request to certify a class action. The deadline for the plaintiffs to ask the Texas Supreme Court to reconsider its ruling has now passed without the plaintiffs filing any reconsideration request. In light of these rulings, BNSF will not further report on this matter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended March 31, 2007 (shares in thousands):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[b]
January 1 – 31	20	$78.23	–	14,059
February 1 – 28	1,225	$79.61	1,157	42,902
March 1 – 31	3,122	$79.61	3,117	39,785
Total	4,367	$79.61	4,274

a
Total number of shares purchased includes approximately 93 thousand shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 102 thousand shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.

b
On July 17, 1997, the Board initially authorized and the Company announced the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. On December 9, 1999, April 20, 2000, September 21, 2000, January 16, 2003, December 8, 2005 and February 14, 2007, the Board authorized extensions of the BNSF share repurchase program, adding 30 million shares at each date for a total of 210 million shares authorized. The share repurchase program does not have an expiration date.

Item 4.    Submission of Matters to a Vote of Security Holders.

Election of Eleven Directors

At the April 19, 2007, annual meeting of shareholders, the Company’s shareholders elected 11 directors, each for a one-year term.

The shareholders elected the Company’s 11 nominees to the 11 director positions by the vote shown below:

Nominees	Votes For	Withheld
Alan L. Boeckmann	278,905,654	29,785,963
Donald G. Cook	281,148,951	27,542,666
Vilma S. Martinez	272,188,674	36,502,943
Marc F. Racicot	270,457,554	38,234,063
Roy S. Roberts	279,399,338	29,292,279
Matthew K. Rose	277,410,462	31,281,155
Marc J. Shapiro	279,675,452	29,016,165
J.C. Watts, Jr.	279,649,336	29,042,281
Robert H. West	279,577,311	29,114,306
J. Steven Whisler	277,672,007	31,019,610
Edward E. Whitacre, Jr.	276,980,961	31,710,656

Ratification of the Appointment of Independent Auditor

The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor in 2007 as follows:

-	For: 303,462,379
-	Against: 2,755,118
-	Abstentions: 2,474,120

Item 6.    Exhibits.

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON NORTHERN SANTA FE CORPORATION (Registrant)

By:	/s/ Thomas N. Hund
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Dated: April 24, 2007

        S-1

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

Exhibit Index

Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

4.1	First Supplemental Indenture, dated as of April 13, 2007, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and the Bank of New York Trust Company, N.A., as Trustee	8-K	4/13/2007	001-11535	4.1

4.2	Officers’ Certificate of Determination as to the terms of BNSF’s 5.65% Debentures due May 1, 2017 and 6.15% Debentures due May 1, 2037, including the forms of the Debentures.	8-K	4/13/2007	001-11535	4.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

15.1	Independent Registered Public Accounting Firm’s Awareness Letter.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

__________________
*Filed herewith

        E-1