Form 10-Q
period 2007-06-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2007-07-24
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                    Yes  [  ]  No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at July 16, 2007

Common stock, $.01 par value	353,419,377 shares

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(As Adjusted)[a]		(As Adjusted)[a]
Revenues	$3,843	$3,701	$7,488	$7,164

Operating expenses:
Compensation and benefits	925	928	1,857	1,847
Fuel	771	678	1,423	1,239
Purchased services	507	481	1,009	945
Depreciation and amortization	322	290	629	579
Equipment rents	237	232	469	463
Materials and other	240	228	566	434
Total operating expenses	3,002	2,837	5,953	5,507
Operating income	841	864	1,535	1,657
Interest expense	132	118	253	239
Other expense, net	6	11	11	20

Income before income taxes	703	735	1,271	1,398
Income tax expense	270	264	489	517
Net income	$433	$471	$782	$881

Earnings per share:
Basic earnings per share	$1.22	$1.30	$2.20	$2.42
Diluted earnings per share	$1.20	$1.27	$2.16	$2.36
Average shares:
Basic	354.1	361.7	355.0	364.2
Dilutive effect of stock awards	6.7	9.0	7.2	9.5
Diluted	360.8	370.7	362.2	373.7
Dividends declared per share	$0.25	$0.20	$0.50	$0.40

[a] Prior year numbers have been adjusted for the retrospective adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, shares in thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006
		(As Adjusted)[a]
ASSETS
Current assets:
Cash and cash equivalents	$393	$375
Accounts receivable, net	788	805
Materials and supplies	522	488
Current portion of deferred income taxes	353	345
Other current assets	286	168
Total current assets	2,342	2,181

Property and equipment, net	28,632	27,921
Other assets	1,880	1,695
Total assets	$32,854	$31,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,968	$2,853
Long-term debt due within one year	392	473
Total current liabilities	3,360	3,326

Long-term debt and commercial paper	7,576	6,912
Deferred income taxes	8,316	8,298
Casualty and environmental liabilities	853	830
Pension and retiree health and welfare liability	608	604
Employee separation costs	83	86
Other liabilities	1,389	1,213
Total liabilities	22,185	21,269
Commitments and contingencies (see Notes 2, 4 and 5)
Stockholders’ equity:
Common stock, $.01 par value, 600,000 shares authorized; 536,196 shares and 532,080 shares issued, respectively	5	5
Additional paid-in capital	7,255	6,990
Retained earnings	10,330	9,739
Treasury stock, at cost, 182,827 shares and 174,205 shares, respectively	(6,656)	(5,929)
Accumulated other comprehensive loss	(265)	(277)
Total stockholders’ equity	10,669	10,528
Total liabilities and stockholders’ equity	$32,854	$31,797

[a] Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Six Months Ended June 30,	2007	2006
		(As Adjusted)[a]
OPERATING ACTIVITIES
Net income	$782	$881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	629	579
Deferred income taxes	114	115
Employee separation costs paid	(10)	(12)
Long-term casualty and environmental liabilities, net	33	(39)
Other, net	82	26
Changes in current assets and liabilities:
Accounts receivable, net	22	(64)
Change in accounts receivable sales program	–	200
Materials and supplies	(34)	(70)
Other current assets	(129)	(84)
Accounts payable and other current liabilities	87	33
Net cash provided by operating activities	1,576	1,565
INVESTING ACTIVITIES
Capital expenditures	(1,152)	(1,024)
Other, net	(182)	(257)
Net cash used for investing activities	(1,334)	(1,281)
FINANCING ACTIVITIES
Net increase (decrease) in commercial paper and bank borrowings	(441)	174
Proceeds from issuance of long-term debt	1,300	–
Payments on long-term debt	(392)	(100)
Dividends paid	(179)	(147)
Proceeds from stock options exercised	115	87
Purchase of BNSF common stock	(709)	(375)
Excess tax benefits from equity compensation plans	94	75
Other, net	(12)	–
Net cash used for financing activities	(224)	(286)
Increase (decrease) in cash and cash equivalents	18	(2)
Cash and cash equivalents:
Beginning of period	375	75
End of period	$393	$73
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$222	$211
Income taxes paid, net of refunds	$277	$454
Non-cash asset financing	$116	$50

[a] Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Shares in thousands, dollars in millions, except per share data)
(Unaudited)

	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2006, as adjusted	532,080	(174,205)	$6,995	$9,739 [b]	$(5,929)	$(277)	$10,528 [b]
Adjustment for the adoption of FASB Interpretation No. (FIN) 48			–	(13)	–	–	(13)
Common stock dividends, $0.50 per share			–	(178)	–	–	(178)
Restricted stock and stock options expense			37	–	–	–	37
Restricted stock activity and related tax benefit of $19	15	–	20	–	–	–	20
Exercise of stock options and related tax benefit of $75	4,101	(242)	208	–	(18)	–	190
Purchase of BNSF common stock[a]	–	(8,380)	–	–	(709)	–	(709)
Comprehensive income:
Net income			–	782	–	–	782
Amortization of prior service costs and actuarial losses, net of tax expense of $7			–	–	–	10	10
Gain on derivative instruments and other items, net of tax expense of $1			–	–	–	2	2
Total comprehensive income							794
Balance at June 30, 2007	536,196	(182,827)	$7,260	$10,330	$(6,656)	$(265)	$10,669

[a] Total-to-date share repurchases through June 30, 2007 under the Company’s share repurchase program, were 174 million shares at an average price of $36.50 per share, leaving 36 million shares available for repurchase out of the 210 million shares authorized.

[b] Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

    BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe Corporation’s Current Report on Form 8-K dated May 25, 2007, including the financial statements and notes thereto and Burlington Northern Santa Fe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. Burlington Northern Santa Fe Corporation is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries, all of which are separate legal entities (collectively BNSF, Registrant or the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated. BNSF was incorporated in Delaware on December 16, 1994.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of June 30, 2007, and the results of operations for the three and six month periods ended June 30, 2007 and 2006.

Adoption of New Accounting Pronouncements

Planned Major Maintenance Activities

Effective January 1, 2007, the Company transitioned to the deferral method of accounting for leased locomotive overhauls, which includes the refurbishment of the engine and related components. Previously, the Company used the accrue-in-advance method of accounting for these planned major maintenance activities; however, under FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities, issued in September 2006, this method is no longer allowed. This change was applied retrospectively for all periods presented. Accordingly, BNSF has eliminated the asset and liability recorded from the accrue-in-advance methodology and established an asset for overhauls that have been performed. This asset will be amortized to expense using the straight-line method until the next overhaul is performed or the end of the lease, whichever comes first, typically between six and eight years. The effects of these adjustments were as follows (in millions):

Consolidated Statement of Income Three Months Ended June 30, 2006	As Reported	Impact of Adjustment	As Adjusted
Depreciation and amortization	$279	$11	$290
Materials and other	240	(12)	228
Total operating expenses	2,838	(1)	2,837
Operating income	863	1	864
Income before income taxes	734	1	735

Income tax expense	264	–	264
Net income	$470	$1	$471

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Consolidated Statement of Income Six Months Ended June 30, 2006	As Reported	Impact of Adjustment	As Adjusted
Depreciation and amortization	$556	$23	$579
Materials and other	459	(25)	434
Total operating expenses	5,509	(2)	5,507
Operating income	1,655	2	1,657
Income before income taxes	1,396	2	1,398

Income tax expense	516	1	517
Net income	$880	$1	$881

Consolidated Balance Sheet December 31, 2006	As Reported	Impact of Adjustment	As Adjusted
Property and equipment, net	$27,676	$245	$27,921
Other assets	1,786	(91)	1,695
Total assets	31,643	154	31,797

Deferred income taxes	8,216	82	8,298
Other liabilities	1,273	(60)	1,213
Total liabilities	21,247	22	21,269

Retained earnings	9,607	132	9,739
Total stockholders’ equity	10,396	132	10,528
Total liabilities and stockholders’ equity	$31,643	$154	$31,797

Consolidated Statement of Cash Flows Six Months Ended June 30, 2006	As Reported	Impact of Adjustment	As Adjusted
Net income	$880	$1	$881
Depreciation and amortization	556	23	579
Deferred income taxes	114	1	115
Operating activities other, net	20	6	26
Net cash provided by operating activities	1,534	31	1,565

Investing activities other, net	(226)	(31)	(257)
Net cash used for investing activities	$(1,250)	$(31)	$(1,281)

The effects of the adjustments on years prior to fiscal 2006 resulted in an adjustment to increase stockholders’ equity as of January 1, 2006 by $130 million.

    BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

Fuel

 Fuel costs represented 24 percent and 22 percent of total operating expenses during the six month periods ended June 30, 2007 and 2006, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the second quarter of 2007 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $14 million of additional fuel expense on an annual basis. However, any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities

As of June 30, 2007, BNSF’s total fuel hedging positions covered approximately 5 percent, 3 percent, 1 percent and less than 1 percent of estimated fuel purchases for the remainder of 2007, 2008, 2009 and 2010, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Hedge benefit (loss)	$(2)	$120	$24	$227
Ineffective portion of open hedges	1	–	–	–
Tax effect	–	(46)	(9)	(87)
Hedge benefit (loss), net of tax	$(1)	$74	$15	$140

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	June 30,	December 31,
	2007	2006
Short-term fuel-hedging asset	$3	$13
Long-term fuel-hedging asset	7	–
Short-term fuel-hedging liability	–	(2)
Ineffective portion of open hedges	–	1
Tax effect	(4)	(4)
Amount included in AOCL, net of tax	$6	$8

Settled fuel-hedging contracts receivable (payable)	$(2)	$37

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of June 30, 2007, BNSF had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. Over the twelve months ended June 30, 2007, the sum of all such costs averaged approximately 29 cents per gallon.

No additional HO hedges were entered into during the first six months of 2007. The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of June 30, 2007. As of June 30, 2007, there were no HO hedge positions beyond the fourth quarter of 2007.

	Quarter Ending
2007	September 30,	December 31,	Total
HO Swaps
Gallons hedged (in millions)	18.90	18.90	37.80
Average swap price (per gallon)	$2.11	$2.17	$2.14
Fair value (in millions)	$(1)	$(1)	$(2)

West Texas Intermediate (WTI) Crude Oil Hedges

In addition, BNSF enters into fuel swap agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended June 30, 2007, the sum of all such costs averaged approximately 58 cents per gallon.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

During the first six months of 2007, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 1.5 million barrels of fuel with an average swap price of $64.12 per barrel. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of June 30, 2007.

	Quarter Ending
2008	March 31,	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	290	260	230	230	1,010
Equivalent gallons hedged (in millions)	12.18	10.92	9.66	9.66	42.42
Average swap price (per barrel)	$63.69	$63.77	$63.70	$63.70	$63.72
Fair value (in millions)	$3	$2	$2	$2	$9

	Quarter Ending
2009	March 31,	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	100	100	100	70	370
Equivalent gallons hedged (in millions)	4.20	4.20	4.20	2.94	15.54
Average swap price (per barrel)	$65.10	$65.10	$65.10	$65.00	$65.08
Fair value (in millions)	$1	$1	$1	$–	$3

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	70	–	–	–	70
Equivalent gallons hedged (in millions)	2.94	–	–	–	2.94
Average swap price (per barrel)	$64.80	$–	$–	$–	$64.80
Fair value (in millions)	$–	$–	$–	$–	$–

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates by establishing rates in anticipation of both future debt issuances and the refinancing of leveraged leases, as well as converting a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy. As of June 30, 2007, no cash flow hedges including treasury lock transactions were outstanding.

Total Interest Rate Hedging Program

All interest rate derivative transactions outstanding are reflected in the following table:

	June 30, 2007
	Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fair value hedges
Fixed to variable swaps (in millions)	$–	$–	$200	$250	$–	$–	$450	$(9)
Average fixed rate	–%	–%	6.13%	7.13%	–%	–%	6.68%
Average floating rate	–%	–%	5.84%	8.23%	–%	–%	7.17%

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

BNSF’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

Fair Value Interest Rate Hedges

The Company enters into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of June 30, 2007 and December 31, 2006, BNSF had entered into seven and ten separate swaps, respectively, with an aggregate notional amount of $450 and $750 million, respectively, in which it pays an average floating rate, which fluctuates quarterly, based on the London Interbank Offered Rate (LIBOR). The average floating rate to be paid by BNSF as of June 30, 2007, was 7.17 percent, and the average fixed rate BNSF is to receive is 6.68 percent.

The amounts recorded in the Consolidated Statements of Income, as an increase to or reduction of interest expense, for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Hedge benefit (loss)	$(1)	$–	$(1)	$1
Tax effect	–	–	–	–
Hedge benefit (loss), net of tax	$(1)	$–	$(1)	$1

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of open hedges, with a corresponding adjustment to debt or accrued interest, are as follows (in millions):

	June 30,	December 31,
	2007	2006
Long-term interest rate hedging asset	$1	$2
Long-term interest rate hedging liability	$(10)	$(8)

Cash Flow Interest Rate Hedges

In anticipation of a future refinancing of several leveraged leases, the Company had entered into six treasury locks having an aggregate notional amount of $147 million to fix the interest rate inherent in the operating lease payments. The treasury locks were terminated in May 2007 in connection with the refinancing of the leveraged leases, and the resulting $0.5 million gain on these hedges will be amortized to equipment rents over the remaining life of the leases. These transactions are accounted for as cash flow hedges.

In anticipation of future debt issuances, the Company had entered into fourteen treasury locks having an aggregate notional amount of $450 million to fix a portion of the rate for a future 10-year unsecured debt issuance and a future 30-year unsecured debt issuance. The treasury locks were terminated in April 2007 in connection with the issuance of $650 million 10-year and $650 million 30-year unsecured debt. Upon termination, BNSF received $6 million from the counterparties, which will be amortized to interest expense over the life of the issued debt. These transactions are also accounted for as cash flow hedges.

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of closed hedges, were as follows (in millions):

	June 30,	December 31,
	2007	2006
Unrecognized gain on closed hedges	$20	$15
Tax effect	(8)	(6)
Interest rate hedging asset in AOCL, net of tax	$12	$9

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at June 30, 2007, which was comprised of two $350 million, 364-day accounts receivable facilities that mature in November 2007. Outstanding undivided interests held by investors under the A/R sales program were $300 million at both June 30, 2007 and December 31, 2006. These receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,114 million and $1,030 million at June 30, 2007 and December 31, 2006, respectively, of receivables transferred by SFRC to the master trust. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $814 million and $730 million at June 30, 2007 and December 31, 2006, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $300 million at June 30, 2007 and December 31, 2006, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $8.0 billion and $7.6 billion for the six months ended June 30, 2007 and 2006, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $11 million and $10 million for the six months ended June 30, 2007 and 2006, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 5.6 percent and 4.8 percent in the six months ended June 30, 2007 and 2006, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold for the combined dilution and delinquency percentages. BNSF Railway has historically experienced very low levels of default or dilution and was well below the established rate at June 30, 2007. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At June 30, 2007 and December 31, 2006, $22 million and $26 million, respectively, of accounts receivable were greater than 90 days old. BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At both June 30, 2007, and December 31, 2006, $36 million of such allowances had been recorded, of which $35 million and $34 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $1 million and $2 million at June 30, 2007 and December 31, 2006, respectively, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the six months ended June 30, 2007 and 2006, $2 million and $4 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At June 30, 2007, BNSF Railway was in compliance with these provisions.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4.    Debt

Revolving Credit Facility and Commercial Paper

As of June 30, 2007, the Company had borrowing capacity of up to $1.2 billion under its long-term bank credit facility, which expires in September 2011. Annual facility fees are currently 0.08 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings; (ii) money market rates offered at the option of the lenders; or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving credit agreement. At June 30, 2007, the Company was in compliance with these covenants.

At June 30, 2007, there were no bank borrowings against the revolving credit agreement.

BNSF issues commercial paper from time to time that is supported by the bank revolving credit agreement. Outstanding commercial paper balances reduce the amount of borrowings available under this agreement.

The maturity value of commercial paper as of June 30, 2007, of $536 million, reduced the total capacity available under the revolving credit agreement to approximately $664 million. Commercial paper outstanding included $127 million issued to a consolidated subsidiary of BNSF that was eliminated upon consolidation. Consolidated commercial paper outstanding, which had a maturity value of $409 million, was classified as long-term debt on the Company’s Consolidated Balance Sheets.

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

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Guarantees

    Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2007, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations[b]
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$59	$87	$87	11	$32
Westside Intermodal Transportation Corporation	0.0%	$40	$63	$–	16	$34
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$13	$19	$–	16	$11
Various lessors (Residual value guarantees)	0.0%	N/A	$271	$271	Various	$69	[c]
All other	0.0%	$6	$7	$3	Various	$–
[a] Reflects the maximum amount the Company could recover from a third party other than the counterparty.
[b] Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
[c] Reflects FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheets.

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

BNSF Railway has outstanding guarantees of $53 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC, and payments related to BNSF Railway’s guarantee of this obligation would only be called for upon default by the original debtor.

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

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of June 30, 2007, the Company had recorded a $69 million asset and corresponding liability for the fair value of the RVG.

All other

As of June 30, 2007, BNSF guaranteed $6 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $3 million of the $6 million of guarantees. These guarantees expire between 2007 and 2013.

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

Indemnities

In the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. In general, these clauses are customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Due to the uncertainty of whether events which would trigger the indemnification obligations would ever occur, the Company does not believe that these indemnity agreements will have a material adverse effect on the Company’s results of operations, financial position or liquidity. Additionally, the Company believes that, due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty and that the fair value of any such amount would be immaterial to the Consolidated Financial Statements. Accordingly, no fair value liability related to indemnities has been recorded in the Consolidated Financial Statements.

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
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

BNSF engages a third party with extensive experience in performing asbestos studies to assist in assessing its unasserted liability exposure on an annual basis during the third quarter. The objective of the assessment is to determine the number of estimated unasserted asbestos claims and the estimated average cost per claim by estimating its exposed population, which is used to derive the estimated number of unasserted claims that will likely require payment by the Company. The estimated average cost per claim is determined utilizing recent actual average cost per claim data.

Throughout the year, BNSF monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$301	$322	$306	$326
Accruals	–	–	–	–
Payments	(4)	(4)	(9)	(8)
Ending balance at June 30,	$297	$318	$297	$318

Of the June 30, 2007 obligation, $244 million was related to unasserted claims while $53 million was related to asserted claims. At June 30, 2007, $21 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Claims unresolved at beginning of period	1,941	2,153	1,975	2,121
Claims filed	93	150	232	361
Claims settled, dismissed or otherwise resolved	(104)	(150)	(277)	(329)
Ending balance at June 30,	1,930	2,153	1,930	2,153

Based on BNSF’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985), which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF specific data that was the basis for the study. BNSF projects that approximately 55, 75 and 95 percent of the future unasserted asbestos claims will be filed within the next 10, 15 and 25 years, respectively.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $200 million to $400 million. However, BNSF believes that the $297 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$434	$432	$439	$422
Accruals	46	47	93	96
Payments	(43)	(53)	(95)	(92)
Ending balance at June 30,	$437	$426	$437	$426

At June 30, 2007, $164 million was included in current liabilities. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Claims unresolved at beginning of period	3,222	3,536	3,130	3,617
Claims filed	945	901	1,866	1,777
Claims settled, dismissed or otherwise resolved	(1,036)	(1,049)	(1,865)	(2,006)
Ending balance at June 30,	3,131	3,388	3,131	3,388

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $525 million. However, BNSF believes that the $437 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

BNSF engages a third-party actuary to assist the Company in estimating the ultimate cost of cleanup efforts at its known environmental sites on an annual basis during the third quarter. The actuary utilizes BNSF’s historical payment patterns, its current estimated percentage to closure ratios and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the Environmental Protection Agency and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress.

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

Annual studies do not include (i) contaminated sites of which the Company is not aware, (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites, or (iii) natural resource damage claims. BNSF continues to estimate third-party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party claims as of June 30, 2007, is approximately $10 million.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 347 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$370	$346	$318	$370
Accruals	7	–	74	(2)
Payments	(15)	(11)	(30)	(33)
Ending balance at June 30,	$362	$335	$362	$335

At June 30, 2007, $58 million was included in current liabilities. In the first quarter of 2007, the Company recorded a $65 million pre-tax charge, or $0.11 per share, due to an increase in environmental costs primarily related to a final resolution with the State of Washington and its Department of Ecology on clean-up of an existing environmental site at Skykomish and an adverse reversal of a trial court decision on appeal regarding a site at Arvin, California.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at June 30, 2007, will be paid over the next ten years, and no individual site is considered to be material.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the environmental sites:

	Three Months Ended June 30,		Six Months Ended June 30,
BNSF Sites	2007	2006	2007	2006
Number of sites at beginning of period	368	374	375	369
Sites added during the period	7	8	12	16
Sites closed during the period	(28)	(8)	(40)	(11)
Number of sites at June 30,	347	374	347	374

	Three Months Ended June 30,		Six Months Ended June 30,
Superfund Sites	2007	2006	2007	2006
Number of sites at beginning of period	20	20	20	20
Sites added during the period	–	–	–	–
Sites closed during the period	–	–	–	–
Number of sites at June 30,	20	20	20	20

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $525 million. However, BNSF believes that the $362 million recorded at June 30, 2007, is the best estimate of the Company’s future obligation for environmental costs.

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

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

6.    Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Six Months Ended June 30,	2007	2006
Beginning balance at January 1,	$107	$132
Accruals	5	–
Payments	(10)	(12)
Ending balance at June 30,	$102	$120

Employee separation liabilities of $102 million were included in the Consolidated Balance Sheet at June 30, 2007, and principally represent the following: (i) $96 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) $3 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $3 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At June 30, 2007, $19 million of the remaining liabilities were included in current liabilities.

The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2007 and 2020. During the first six months of 2007, the Company updated its estimate and recorded an additional liability of $5 million related to deferred benefits. The remaining costs for (ii) above are expected to be paid out between 2007 and approximately 2011, and the costs for (iii) above will be paid over the next several years based on deferral elections made by the affected employees.

7.    Employment Benefit Plans

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company's balance sheet. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company's fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. BNSF has elected to apply the transition option under which a 15-month measurement will be determined on September 30, 2007 that will cover the period until the fiscal year-end measurement is required on December 31, 2008.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Components of the net periodic benefit cost for the three and six months ended June 30, 2007 and 2006 were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost	2007	2006	2007	2006
Service cost	$6	$6	$12	$12
Interest cost	25	23	49	47
Expected return on plan assets	(27)	(24)	(53)	(48)
Amortization of net loss	9	12	18	23
Net periodic benefit cost	$13	$17	$26	$34

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost	2007	2006	2007	2006
Service cost	$1	$1	$2	$2
Interest cost	4	4	8	7
Amortization of net loss	2	1	3	2
Amortization of prior service cost	(2)	(2)	(4)	(4)
Net periodic benefit cost	$5	$4	$9	$7

8.    Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an $83 million increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $70 million, resulting in a decrease to the January 1, 2007, retained earnings balance of $13 million. The amount of unrecognized tax benefits at January 1, 2007 was $87 million, of which $76 million would impact the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of June 30, 2007.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however BNSF does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had recorded a liability of approximately $37 million and $6 million for the payment of interest and penalties, respectively. The liability for the payment of interest and penalties did not materially change as of June 30, 2007.

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

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

9.    Stock-Based Compensation

Stock Options

Under BNSF’s stock plans, options may be granted to directors, officers and salaried employees at the fair market value of BNSF’s common stock on the date of grant. Stock option grants generally vest ratably over three years and expire within ten years after the date of grant. BNSF granted approximately 1,477,000 options on April 26, 2007, with a fair value of $23.19 using the Black-Scholes option-pricing model.

Other Incentive Programs

Performance-based awards are granted to senior managers within BNSF to encourage ownership in BNSF and to align management’s interest with those of its shareholders. Performance-based awards generally vest over three years and are contingent on the achievement of certain predetermined corporate performance goals (e.g., return on invested capital (ROIC)) and continued salaried employment. On April 26, 2007, BNSF granted approximately 557,000 performance-based units with a fair market value of $88.77.

Additionally, related to the 2007 performance-based grant, eligible employees may also earn performance stock that will be granted in 2010 contingent upon achievement of higher ROIC goals and continued salaried employment. BNSF has committed to a maximum grant of approximately 279,000 shares if the performance goals are met.

10.    Share Repurchase Program

In February 2007, the Board authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the previously authorized 180 million shares, bringing the total authorized to 210 million shares. Shares will be repurchased from time to time through open market transactions or otherwise.

11.    Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 2.4 million and 2.0 million for the three and six months ended June 30, 2007, respectively, and 1.2 million and 0.6 million for the three and six months ended June, 30, 2006, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

12.    Comprehensive Income

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, a component of Stockholders’ Equity within the Consolidated Balance Sheets, rather than net income on the Consolidated Statements of Income. Under existing accounting standards, other comprehensive income (loss) may include unrecognized gains and losses and prior service cost related to pension and other postretirement benefit plans and accounting for derivative financial instruments, which qualify for cash flow hedge accounting.

The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$433	$471	$782	$881
Other comprehensive income (loss):
Amortization of prior service costs and actuarial losses, net of tax (see Note 7)	5	–	10	–
Gain (loss) on derivative instruments and other items, net of tax (see Note 2)	8	(43)	2	(71)
Total comprehensive income	$446	$428	$794	$810

13.    Report of Independent Registered Public Accounting Firm

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

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (the “Company”) as of June 30, 2007, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2007 and 2006, the consolidated statements of cash flows for each of the six-month periods ended June 30, 2007 and 2006 and the consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2007. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 13, 2007, except as described in Note 2 as to which the date is May 22, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
July 18, 2007

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis relates to the financial condition and results of operations of Burlington Northern Santa Fe Corporation and its majority-owned subsidiaries (collectively BNSF, Registrant or the Company). The principal operating subsidiary of BNSF is the BNSF Railway Company (BNSF Railway) through which BNSF derives substantially all of its revenues. All earnings per share information is stated on a diluted basis.

Company Overview

Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. BNSF’s principal operating subsidiary, BNSF Railway, operates one of the largest North American rail networks, with about 32,000 route miles in 28 states and two Canadian provinces. Through its one operating transportation segment, BNSF Railway transports a wide range of products and commodities including Consumer Products, Industrial Products, Coal and Agricultural Products.

Additional operational information, including weekly intermodal and carload unit reports as submitted to the Association of American Railroads and annual reports submitted to the Surface Transportation Board, are available on the Company’s website at www.bnsf.com/investors.

Executive Summary

Second Quarter 2007 – Financial Overview:

Quarterly earnings were $1.20 per share, compared to second-quarter 2006 earnings per share of $1.27 (which included a $0.04 per share benefit from lower income tax rates).

➢	Quarterly freight revenues were $3.74 billion, an increase of $144 million or 4 percent, compared with the same 2006 period, despite a 4-percent reduction in units.

✓	Higher revenue driven by improved yields.

✓
Lower unit volumes were principally due to lower Consumer Products units resulting from a 16-percent decline in international intermodal westbound units primarily due to changes in trade flows and a 4-percent unit volume reduction in domestic truckload intermodal resulting from economic softness. Unit volumes in other business groups were relatively flat.

➢	Operating expenses for the second quarter of 2007 increased $165 million compared with the second quarter of 2006, primarily due to higher fuel expense reflecting a declining hedge position.

Business Outlook for 2007:

➢	The Company anticipates that capital commitments for 2007 will be about $2.55 billion, or about $100 million lower than previously disclosed in the first quarter 2007 Form 10-Q.

Results of Operations

Three Months Ended June 30, 2007, Compared with Three Months Ended June 30, 2006

Revenues

The following table presents BNSF’s revenue information by business group for the three months ended June 30, 2007 and 2006. Certain comparative prior year revenue amounts have been reclassified between the business groups to conform to the current year presentation. There was no impact to total freight revenues as a result of these reclassifications.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2007	2006	2007	2006	2007	2006

Consumer Products	$1,400	$1,406	1,300	1,395	$1,077	$1,008
Industrial Products	950	911	431	433	2,204	2,104
Coal	776	713	611	613	1,270	1,163
Agricultural Products	610	562	239	238	2,552	2,361
Total Freight Revenues	3,736	3,592	2,581	2,679	$1,448	$1,341
Other Revenues	107	109
Total Operating Revenues	$3,843	$3,701

Freight revenues for the second quarter of 2007 were $3,736 million, up 4 percent compared with the same 2006 period, while cars/units declined 4 percent during this same period. Freight revenues included an increase of approximately $15 million in fuel surcharges compared with the same 2006 period. Average revenue per car/unit was up 8 percent in the second quarter of 2007 from the second quarter of 2006 primarily due to mix of business and improved pricing.

   Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $1,400 million were relatively flat for the second quarter of 2007 compared with the second quarter of 2006. This was principally due to a 7- percent reduction in units resulting from a 16-percent decrease in international intermodal westbound units primarily due to changes in trade flows and a 4-percent unit volume reduction in domestic truckload intermodal resulting from economic softness. This was offset by improved yields.

   Industrial Products

Industrial Products’ freight business consists of five business areas: building products, construction products, petroleum products, chemicals and plastic products and food and beverages.

Industrial Products revenues of $950 million for the second quarter of 2007 were $39 million, or 4 percent, greater than the second quarter of 2006, on flat unit volumes and improved yields. Continued strong demand for petroleum products, chemicals and plastic products was offset by a decline in building and construction products as a result of weakness in the housing market.

Coal

BNSF is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $776 million for the second quarter of 2007 increased $63 million, or 9 percent, compared with the same period a year ago due to contractual inflation escalators and improved yields. Coal unit volumes were flat in the second quarter due to mine production and weather-related issues.

Agricultural Products

The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, fertilizer and other products.

Agricultural Products revenues of $610 million for the second quarter of 2007 were $48 million, or 9 percent, higher than revenues for the second quarter of 2006, on relatively flat unit volumes. This increase was primarily due to revenue growth in ethanol, fertilizer, soybeans and bulk foods.

Other Revenues

Other revenues decreased $2 million, or 2 percent, to $107 million for the second quarter of 2007. The decrease was primarily due to a reduction in customer storage revenues for containers at BNSF intermodal hubs.

Expenses

Total operating expenses for the second quarter of 2007 were $3,002 million, an increase of $165 million, or 6 percent, versus the same period in 2006.

Compensation and benefits

Compensation and benefits includes expenses for BNSF employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $925 million remained relatively flat for the second quarter of 2007 compared to the second quarter of 2006.

Fuel

Fuel expense is driven by market prices, the level of locomotive consumption of diesel fuel and the effects of hedging activities.

Fuel expenses of $771 million for the second quarter of 2007 were $93 million, or 14 percent, higher than the second quarter of 2006. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel. The average all-in cost per gallon of diesel fuel increased by 34 cents to $2.17, resulting in a $123 million increase in expense. The increase in the average all-in cost is almost exclusively attributable to a decrease in the hedge benefit of $122 million (second quarter 2007 loss of $2 million less second quarter 2006 benefit of $120 million). Consumption in the second quarter of 2007 decreased by 14 million gallons to 356 million gallons, when compared with consumption in the same 2006 period.

Purchased services

Purchased services expense includes ramping (lifting of containers onto and off of cars); drayage (highway movements to and from railway facilities); maintenance of locomotives, freight cars and equipment; transportation costs over other railroads; technology services outsourcing; professional services; and other contract services provided to BNSF. Purchased services expense also includes purchased transportation costs for BNSF Logistics, an indirect, non-rail subsidiary of BNSF that specializes in providing third-party logistics and transportation services. Purchased services expenses are driven by the rates established in the related contracts and the volume of services required.

Purchased service expenses of $507 million for the second quarter of 2007 were $26 million, or 5 percent, higher than the second quarter of 2006. This increase was primarily due to locomotive and freight car maintenance expenses.

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

Depreciation and amortization expenses of $322 million for the second quarter of 2007 were $32 million, or 11 percent, higher than the same period in 2006. This increase in depreciation expense was primarily due to continuing capital expenditures and the impact of a depreciation rate study completed in April 2007 (see discussion under the heading “Other Matters; Depreciation Rate Study”).

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $237 million for the second quarter of 2007 were $5 million, or 2 percent, higher than the second quarter of 2006. The variance represents an increase in expense related to leased locomotives.

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

Materials and other expenses of $240 million for the second quarter of 2007, which consisted of $107 million of materials expense with the remainder consisting of numerous other items, were $12 million or 5 percent higher than the second quarter of 2006. The increase was primarily due to an increase in costs related to accidents and casualties as well as higher material costs.

Interest Expense

Interest expense of $132 million for the second quarter of 2007 was $14 million, or 12 percent, higher than the second quarter of 2006. This was primarily due to a higher average debt balance.

Income taxes

The effective tax rate for the three months ended June 30, 2007 was 38.4 percent compared with 35.9 percent for the same prior year period. The increase in the effective tax rate is primarily due to favorable prior period income tax adjustments recorded in 2006.

Six Months Ended June 30, 2007, Compared with Six Months Ended June 30, 2006

Revenues

The following table presents BNSF’s revenue information by business group for the six months ended June 30, 2007 and 2006. Certain comparative prior year revenue amounts have been reclassified between the business groups to conform to the current year presentation. There was no impact to total freight revenues as a result of these reclassifications.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2007	2006	2007	2006	2007	2006

Consumer Products	$2,712	$2,657	2,575	2,681	$1,053	$991
Industrial Products	1,796	1,753	821	844	2,188	2,077
Coal	1,536	1,392	1,205	1,194	1,275	1,166
Agricultural Products	1,236	1,159	487	481	2,538	2,410
Total Freight Revenues	7,280	6,961	5,088	5,200	$1,431	$1,339
Other Revenues	208	203
Total Operating Revenues	$7,488	$7,164

Freight revenues for the first six months of 2007 were $7,280 million, up 5 percent compared with the same 2006 period, while cars/units declined 2 percent during this same period. Freight revenues included an increase of approximately $45 million in fuel surcharges compared with the same 2006 period. Average revenue per car/unit was up 7 percent in the first six months of 2007 from the first six months of 2006 primarily due to mix of business and improved pricing.

Consumer Products

Consumer Products revenues of $2,712 million for the first six months of 2007 were $55 million, or 2 percent, greater than the first six months of 2006. This was due to improved yields, partially offset by a 4-percent reduction in units, which was primarily related to a decrease in international intermodal westbound units primarily due to changes in trade flows and lower domestic truckload intermodal units caused by economic softness.

Industrial Products

Industrial Products revenues of $1,796 million for the first six months of 2007 were $43 million, or 2 percent, greater than the first six months of 2006, due to a 3-percent reduction in unit volumes, offset by improved yields. Continued strong demand for petroleum products, chemicals and plastic products was offset by a decline in building and construction products as a result of weakness in the housing market.

Coal

Coal revenues of $1,536 million for the first six months of 2007 increased $144 million, or 10 percent, compared with the same period a year ago due to contractual inflation escalators and improved yields. Coal unit volumes were relatively flat due to mine production and weather-related issues.

Agricultural Products

Agricultural Products revenues of $1,236 million for the first six months of 2007 were $77 million, or 7 percent, higher than revenues for the first six months of 2006. This increase was primarily due to revenue growth in ethanol, fertilizer, soybeans and bulk foods.

Other Revenues

Other revenues increased $5 million, or 2 percent, to $208 million for the first six months of 2007. This increase was primarily due to volume growth of BNSF Logistics, partially offset by lower customer storage revenues for containers at BNSF intermodal hubs.

Expenses

Total operating expenses for the first six months of 2007 were $5,953 million, an increase of $446 million, or 8 percent, versus the same 2006 period.

Compensation and benefits

Compensation and benefits expenses of $1,857 million were $10 million, or 1 percent, higher than the first half of 2006. This increase was primarily related to an increase in headcount and wage rates, partially offset by a decline in volumes and incentive plan accruals.

Fuel

Fuel expenses of $1,423 million for the first six months of 2007 were $184 million, or 15 percent, higher than the first six months of 2006. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel. The average all-in cost per gallon of diesel fuel increased by 29 cents to $1.99, resulting in a $212 million increase in expense. The increase in the average all-in cost primarily reflects a decrease in the hedge benefit of $203 million (first six months 2007 benefit of $24 million less first six months 2006 benefit of $227 million). Consumption in the first six months of 2007 decreased 14 million gallons to 716 million gallons when compared with consumption in the same 2006 period.

Purchased services

Purchased service expenses of $1,009 million for the first half of 2007 were $64 million, or 7 percent, higher than the same 2006 period. This increase was primarily due to increases in the following costs: intermodal ramp costs, haulage payment for transportation over other railroads, purchased transportation costs for BNSF Logistics and locomotive and freight car maintenance expense.

Depreciation and amortization

Depreciation and amortization expenses of $629 million for the first half of 2007 were $50 million, or 9 percent, higher than the same period in 2006. This increase in depreciation expense was primarily due to continuing capital expenditures and the impact of a depreciation rate study completed in April 2007 (see discussion under the heading “Other Matters; Depreciation Rate Study”).

Equipment rents

Equipment rents expenses of $469 million for the first six months of 2007 were $6 million, or 1 percent, higher than the first six months of 2006. The variance represents an increase in locomotive lease expense, partially offset by a decrease in freight car equipment expense due to the impact of the Company’s privatization efforts and velocity improvements for freight car equipment.

Materials and other

Materials and other expenses of $566 million for the first six months of 2007, which consisted of $222 million of materials expense with the remainder consisting of numerous other items, were $132 million, or 30 percent, higher than the first six months of 2006. The increase was primarily due to the environmental and technology charge of $81 million (see discussion under the heading “Other Matters; Charge for Environmental Costs and Technology System Write-Off”), as well as higher materials and crew transportation and lodging expense.

Interest Expense

Interest expense of $253 million for the first six months of 2007 was $14 million, or 6 percent, higher than the same 2006 period. This was primarily due to a higher average debt balance.

Income taxes

The effective tax rate for the six months ended June 30, 2007 was 38.5 percent compared with 37.0 percent for the same prior year period. The increase in the effective tax rate is primarily due to favorable prior period income tax adjustments recorded in the second quarter of 2006.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, through leasing of assets and through the sale of a portion of its accounts receivable.

Operating Activities

Net cash provided by operating activities was $1,576 million for the six months ended June 30, 2007, which was relatively flat compared with $1,565 million for the six months ended June 30, 2006.

Investing Activities

Net cash used for investing activities was $1,334 million for the six months ended June 30, 2007, compared with $1,281 million for the six months ended June 30, 2006. Investing activities for the six months ended June 30, 2007, included $1,152 million of capital expenditures, as discussed below, and $182 million of cash used for other investing activities. The decrease in cash used for other investing activities primarily reflects the timing of equipment financing activities. Additionally, cash used for other investing activities included a cash source of $18 million and $45 million for the six months ended June 30, 2007 and June 30, 2006, respectively, related to line sales to the State of New Mexico, which occurred in the first quarters of 2007 and 2006, respectively.

A breakdown of cash capital expenditures for the six months ended June 30, 2007 and 2006, is set forth in the following table (in millions):

Six Months Ended June 30,	2007	2006
Maintenance of Way	$708	$617
Mechanical	62	85
Information Services	36	34
Other	51	60
Total Maintenance of Business	857	796
Terminal and Line Expansion	295	228
Total	$1,152	$1,024

The increase in cash capital expenditures in the first six months of 2007 was primarily due to an increase in capital expenditures to maintain BNSF’s track structure and for terminal and line expansions. The above table does not include expenditures for equipment financed through operating leases.

Financing Activities

Six Months Ended June 30, 2007

Net cash used for financing activities during the first six months of 2007 was $224 million, primarily related to the common stock repurchases of $709 million, including $33 million to satisfy tax withholding obligations for stock option exercises, dividend payments of $179 million, partially offset by net borrowings of $467 million, proceeds from stock options exercised of $115 million and excess tax benefits from equity compensation plans of $94 million.

Aggregate debt due to mature within one year is $392 million. BNSF’s ratio of net debt to total capitalization was 41.5 percent at June 30, 2007, compared with 40.0 percent at December 31, 2006. The Company’s adjusted net debt to total capitalization was 53.1 percent at June 30, 2007, compared with 51.7 percent at December 31, 2006. BNSF’s adjusted net debt to total capitalization is a non-GAAP financial measure and should be considered in addition to, but not as a substitute or preferable to, the information prepared in accordance with GAAP. However, management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.

The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

	June 30,	December 31,
	2007	2006
Net debt to total capitalization [a]	41.5%	40.0%
Adjustment for long-term operating leases[b]	11.2	11.2
Adjustment for other debt equivalents [c]	0.5	0.5
Adjustment for unfunded pension and retiree health and welfare liability	1.0	1.1
Adjustment for junior subordinated notes [d]	(1.1)	(1.1)
Adjusted net debt to total capitalization	53.1%	51.7%

[a] Net debt to total capitalization is calculated as total debt (long-term debt and commercial paper plus long-term debt due within one year) less cash and cash equivalents divided by the sum of net debt and total stockholders’ equity.
[b] Represents the net present value of future operating lease commitments.
[c] Adjustment for other debt equivalents principally includes accounts receivable financing. See Note 3 of the Consolidated Financial Statements.
[d] Junior subordinated notes are included in total debt on the respective Consolidated Balance Sheets; however, as they include certain equity characteristics as described below, they have been assigned 50 percent equity credit for purposes of this calculation.

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

Six Months Ended June 30, 2006

Net cash used for financing activities during the first six months of 2006 was $286 million, primarily related to common stock repurchases of $375 million, including $28 million to satisfy tax withholding obligations for stock option exercises, dividend payments of $147 million, partially offset by proceeds from stock options exercised of $87 million, excess tax benefits from equity compensation plans of $75 million and net borrowings of $74 million.

Dividends

Common stock dividends declared for the six months ended June 30, 2007 and 2006 were $0.50 and $0.40 per share, respectively. Dividends paid on common stock during the first six months of 2007 and 2006 were $179 million and $147 million, respectively. On April 19, 2007, the Board declared a quarterly dividend of $0.25 per share on outstanding shares of common stock, payable July 2, 2007 to shareholders of record on June 11, 2007. On July 19, 2007, the Board declared a quarterly dividend of $0.32 per share on outstanding shares of common stock, payable October 1, 2007 to shareholders of record on September 10, 2007. This represents a $0.07 or 28-percent increase in the quarterly dividend compared to the same period in 2006.

Common Stock Repurchase Program

During the first six months of 2007, BNSF repurchased approximately 8 million shares of its common stock at an average price of $84.54 per share under the Company’s share repurchase program amounting to a total cost of $676 million. In February 2007, the Board authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the total of 180 million shares previously authorized in equal amounts in July 1997, December 1999, April 2000, September 2000, January 2003 and December 2005. Program-to-date repurchases through June 30, 2007, were 174 million shares at an average price of $36.50 per share, leaving 36 million shares available for repurchase out of the 210 million shares authorized. Additionally, during the six months ended June 30, 2007, the Company acquired shares from employees at a cost of $33 million to satisfy tax withholding obligations.

Since 2001, BNSF has primarily utilized free cash flow to repurchase its shares. In February 2007, BNSF announced it will modify its share repurchase approach based on improved credit statistics over the past few years, including interest coverage, debt-to-cash flow and debt-to-capitalization ratios. These credit statistics have improved sufficiently that BNSF now intends to devote additional financial capacity to share repurchases. This difference in approach is expected to result in a moderately higher level of debt.

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

During the second quarter of 2007, BNSF agreed to acquire an additional 200 locomotives, bringing its total commitment to acquire 680 new locomotives by 2009. As of June 30, 2007, BNSF had taken delivery of 443 of the 680 locomotives, including 163 locomotives in the first six months of 2007.

During 2006, BNSF agreed to acquire 4,000 covered hoppers and 1,400 double-stack cars by 2010. As of June 30, 2007, BNSF had taken delivery of 978 of the covered hoppers and 290 of the double-stack cars.

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

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation, as described in Note 3 to the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a maximum debt-to-capital test, which is the same as in BNSF’s revolving credit agreements. At June 30, 2007, BNSF Railway was in compliance with these provisions.

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

Other Matters

Charge for Environmental Costs and Technology System Write-Off

In the first quarter of 2007, the Company recorded a pre-tax charge of $81 million, or $0.14 per share. This charge reflected an approximate $65 million increase in environmental costs primarily related to a final resolution with the State of Washington and its Department of Ecology on clean-up of an existing environmental site at Skykomish and an adverse reversal of a trial court decision on appeal regarding a site at Arvin, California. In addition, the Company recorded a non-cash charge of $16 million to write-off a technology system that has been replaced.

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

Commercial

In February 2005, the Company received a Civil Investigative Demand from the Antitrust Division of the Department of Justice requesting information concerning the Company’s pricing activities relating to the shipment of coal from the southern Powder River Basin. The Company has responded to all requests for information, and the matter remains pending.

Since May 14, 2007, 20 similar class action complaints have been filed in six federal district courts around the country against BNSF and four other Class I railroads (and, in some cases, the Association of American Railroads) alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws and seeking injunctive relief and unspecified treble damages. The Company believes that these claims are without merit and intends to defend against the allegations vigorously. The Company has also received a state grand jury subpoena requesting the production of documents related to fuel surcharges.

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

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates by establishing rates in anticipation of both future debt issuances and the refinancing of leveraged leases, as well as converting a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy. BNSF’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements (see Note 2 to the Consolidated Financial Statements for additional information).

Depreciation Rate Study

A study completed and implemented in April 2007 resulted in the Company adopting new depreciation rates for locomotives that will result in a net increase in 2007 depreciation expense of approximately $17 million and approximately $22 million on an ongoing annual basis.

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

On June 25, 2007, the National Railway Labor Conference announced that an agreement had been reached with a six-union bargaining coalition representing about 47 percent of BNSF’s unionized workforce. This agreement resolves all wage, work rule and benefit issues in the bargaining round for employees represented by these six unions through December 31, 2009. It provides for wage increases in each year over its term, health and welfare benefit plan design changes and a new formula for monthly employee health and welfare contributions.

On July 17, 2007, the National Carriers’ Conference Committee announced that a tentative agreement had been reached with a five-union bargaining coalition. Four of the five participating unions represent BNSF employees; these employees comprise about 21 percent of BNSF’s unionized workforce. This agreement, if ratified, would resolve all wage, work rule and benefit issues for employees represented by these four unions through December 31, 2009. It provides for wage increases in each year over its term, health and welfare benefit plan design changes and a new formula for monthly employee health and welfare contributions.

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

•     Legal and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational disease, the release of hazardous materials, environmental contamination and damage to property, or relating to rates and services; and

•     Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, the ability to expand the capacity of the system, congestion on other railroads and capacity constraints affecting all links in the transportation chain that feed traffic and goods to BNSF’s systems, disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations. (in millions):

Three months ended June 30,	2007	2006
Fuel hedge benefit (loss) (including ineffective portion of unexpired hedges)	$(1)	$120
Interest rate hedge loss	(1)	–
Total hedge benefit (loss)	(2)	120
Tax effect	1	(46)
Hedge benefit (loss), net of tax	$(1)	$74

Six months ended June 30,	2007	2006
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$24	$227
Interest rate hedge benefit (loss)	(1)	1
Total hedge benefit	23	228
Tax effect	(9)	(87)
Hedge benefit, net of tax	$14	$141

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

Commodity Price Sensitivity

BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of June 30, 2007, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO) or West Texas Intermediate crude oil (WTI). For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI and HO.

At June 30, 2007, BNSF had recorded a net fuel-hedging asset of $10 million for fuel hedges covering 2007 through 2010.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending June 30, 2008, and the balance sheet impact from the hypothetical price changes, both based on the Company’s hedge position at June 30, 2007:

Sensitivity Analysis
Hedged commodity price change	Fuel-hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel-hedge fair value
10 percent increase	$12 million increase	$12 million increase
10 percent decrease	$12 million decrease	$12 million decrease

Based on fuel consumption during the twelve-month period ending June 30, 2007, of 1,464 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a ten percent increase or decrease in the commodity price per gallon would result in an approximate $264 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis.

At June 30, 2007, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

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

At June 30, 2007, the fair value of BNSF’s debt, excluding capital leases, was $7,409 million. Additionally, the Company had recorded a net interest rate hedging liability of $9 million for fair value hedges.

The following table is an estimate of the impact to earnings and the fair value of the total debt and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending June 30, 2008, based on debt levels and outstanding hedges as of June 30, 2007:

Sensitivity Analysis
Hypothetical change in interest rates	Floating rate debt - Annual pre-tax earnings impact	Change in fair value
		Total debt	Interest rate hedges
1 percent decrease	$9 million increase	$697 million increase	$10 million increase
1 percent increase	$9 million decrease	$587 million decrease	$10 million decrease

Further information on interest rate hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements. Information on the Company’s debt, which may be sensitive to interest rate fluctuations, is incorporated by reference from Note 4 to the Consolidated Financial Statements.

Item 4.    Controls and Procedures.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF’s principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF's principal executive officer and principal financial officer have concluded that there have been no changes in BNSF's internal control over financial reporting that occurred during BNSF's second fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF's internal control over financial reporting.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

PART II OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended June 30, 2007 (shares in thousands):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[b]
April 1 – 30	17	$89.20	–	39,785
May 1 – 31	2,354	$90.30	2,260	37,525
June 1 – 30	1,472	$90.01	1,470	36,055
Total	3,843	$90.18	3,730

a
Total number of shares purchased includes approximately 113 thousand shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 274 thousand shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Dated: July 24, 2007

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