Form 10-Q
period 2007-09-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2007-10-23
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                    Yes  [  ]  No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at October 16, 2007

Common stock, $.01 par value	350,631,059 shares

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As Adjusted)[a]		(As Adjusted)[a]
Revenues	$4,069	$3,939	$11,557	$11,103

Operating expenses:
Compensation and benefits	937	975	2,794	2,822
Fuel	814	792	2,237	2,031
Purchased services	501	500	1,510	1,445
Depreciation and amortization	324	296	953	875
Equipment rents	235	232	704	695
Materials and other	257	223	823	657
Total operating expenses	3,068	3,018	9,021	8,525
Operating income	1,001	921	2,536	2,578
Interest expense	132	125	385	364
Other expense, net	6	10	17	30

Income before income taxes	863	786	2,134	2,184
Income tax expense	333	297	822	814
Net income	$530	$489	$1,312	$1,370

Earnings per share:
Basic earnings per share	$1.51	$1.36	$3.71	$3.78
Diluted earnings per share	$1.48	$1.33	$3.64	$3.69
Average shares:
Basic	351.3	358.7	353.7	362.4
Dilutive effect of stock awards	5.8	8.1	6.8	9.0
Diluted	357.1	366.8	360.5	371.4
Dividends declared per share	$0.32	$0.25	$0.82	$0.65

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

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, shares in thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006
		(As Adjusted)[a]
ASSETS
Current assets:
Cash and cash equivalents	$375	$375
Accounts receivable, net	984	805
Materials and supplies	518	488
Current portion of deferred income taxes	357	345
Other current assets	247	168
Total current assets	2,481	2,181

Property and equipment, net	29,048	27,921
Other assets	2,006	1,695
Total assets	$33,535	$31,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,048	$2,853
Long-term debt due within one year	403	473
Total current liabilities	3,451	3,326

Long-term debt and commercial paper	7,820	6,912
Deferred income taxes	8,433	8,298
Casualty and environmental liabilities	842	830
Pension and retiree health and welfare liability	608	604
Employee separation costs	80	86
Other liabilities	1,422	1,213
Total liabilities	22,656	21,269
Commitments and contingencies (see Notes 2, 4 and 5)
Stockholders’ equity:
Common stock, $.01 par value, 600,000 shares authorized; 536,532 shares and 532,080 shares issued, respectively	5	5
Additional paid-in capital	7,294	6,990
Retained earnings	10,747	9,739
Treasury stock, at cost, 185,987 shares and 174,205 shares, respectively	(6,911)	(5,929)
Accumulated other comprehensive loss	(256)	(277)
Total stockholders’ equity	10,879	10,528
Total liabilities and stockholders’ equity	$33,535	$31,797

[a] Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Nine Months Ended September 30,	2007	2006
		(As Adjusted)[a]
OPERATING ACTIVITIES
Net income	$1,312	$1,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	953	875
Deferred income taxes	220	161
Employee separation costs paid	(16)	(23)
Long-term casualty and environmental liabilities, net	26	(40)
Other, net	138	66
Changes in current assets and liabilities:
Accounts receivable, net	(74)	(117)
Change in accounts receivable sales program	(100)	–
Materials and supplies	(30)	(68)
Other current assets	(80)	(6)
Accounts payable and other current liabilities	116	148
Net cash provided by operating activities	2,465	2,366
INVESTING ACTIVITIES
Capital expenditures	(1,775)	(1,549)
Other, net	(336)	(296)
Net cash used for investing activities	(2,111)	(1,845)
FINANCING ACTIVITIES
Net decrease in commercial paper and bank borrowings	(202)	(25)
Proceeds from issuance of long-term debt	1,300	300
Payments on long-term debt	(439)	(152)
Dividends paid	(268)	(220)
Proceeds from stock options exercised	126	99
Purchase of BNSF common stock	(964)	(590)
Excess tax benefits from equity compensation plans	105	80
Other, net	(12)	(4)
Net cash used for financing activities	(354)	(512)
Increase in cash and cash equivalents	–	9
Cash and cash equivalents:
Beginning of period	375	75
End of period	$375	$84
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$364	$353
Income taxes paid, net of refunds	$430	$586
Non-cash asset financing	$167	$78

[a] Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Shares in thousands, dollars in millions, except per share data)
(Unaudited)

	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2006, as adjusted	532,080	(174,205)	$6,995	$9,739 [b]	$(5,929)	$(277)	$10,528 [b]
Adjustment for the adoption of FASB Interpretation No. (FIN) 48			–	(13)	–	–	(13)
Common stock dividends, $0.82 per share			–	(291)	–	–	(291)
Restricted stock and stock options expense			55	–	–	–	55
Restricted stock activity and related tax benefit of $20	18	(12)	20	–	–	–	20
Exercise of stock options and related tax benefit of $85	4,434	(246)	229	–	(18)	–	211
Purchase of BNSF common stock[a]	–	(11,524)	–	–	(964)	–	(964)
Comprehensive income:
Net income			–	1,312	–	–	1,312
Amortization of prior service costs and actuarial losses, net of tax expense of $10			–	–	–	15	15
Gain on derivative instruments and other items, net of tax expense of $4			–	–	–	6	6
Total comprehensive income							1,333
Balance at September 30, 2007	536,532	(185,987)	$7,299	$10,747	$(6,911)	$(256)	$10,879

[a] Total-to-date share repurchases through September 30, 2007 under the Company’s share repurchase program, were 177 million shares at an average price of $37.29 per share, leaving 33 million shares available for repurchase out of the 210 million shares authorized.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of September 30, 2007, and the results of operations for the three and nine month periods ended September 30, 2007 and 2006.

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

Consolidated Statement of Income Three Months Ended September 30, 2006	As Reported	Impact of Adjustment	As Adjusted
Depreciation and amortization	$284	$12	$296
Materials and other	236	(13)	223
Total operating expenses	3,019	(1)	3,018
Operating income	920	1	921
Income before income taxes	785	1	786

Income tax expense	297	–	297
Net income	$488	$1	$489

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Consolidated Statement of Income Nine Months Ended September 30, 2006	As Reported	Impact of Adjustment	As Adjusted
Depreciation and amortization	$840	$35	$875
Materials and other	695	(38)	657
Total operating expenses	8,528	(3)	8,525
Operating income	2,575	3	2,578
Income before income taxes	2,181	3	2,184

Income tax expense	813	1	814
Net income	$1,368	$2	$1,370

Consolidated Balance Sheet December 31, 2006	As Reported	Impact of Adjustment	As Adjusted
Property and equipment, net	$27,676	$245	$27,921
Other assets	1,786	(91)	1,695
Total assets	31,643	154	31,797

Deferred income taxes	8,216	82	8,298
Other liabilities	1,273	(60)	1,213
Total liabilities	21,247	22	21,269

Retained earnings	9,607	132	9,739
Total stockholders’ equity	10,396	132	10,528
Total liabilities and stockholders’ equity	$31,643	$154	$31,797

Consolidated Statement of Cash Flows Nine Months Ended September 30, 2006	As Reported		Impact of Adjustment	As Adjusted
Net income	$1,368		$2	$1,370
Depreciation and amortization	840		35	875
Deferred income taxes	160	[a]	1	161
Operating activities other, net	49	[a]	17	66
Net cash provided by operating activities	2,311		55	2,366

Investing activities other, net	(241)		(55)	(296)
Net cash used for investing activities	$(1,790)		$(55)	$(1,845)
[a] Comparative prior period amounts have been reclassified to conform to the current presentation

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

Fuel

 Fuel costs represented 25 percent and 24 percent of total operating expenses during the nine month periods ended September 30, 2007 and 2006, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the third quarter of 2007 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $14 million of additional fuel expense on an annual basis. However, any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities

As of September 30, 2007, BNSF’s total fuel-hedging positions covered approximately 5 percent, 3 percent, 1 percent and less than 1 percent of estimated fuel purchases for the remainder of 2007, 2008, 2009 and 2010, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Hedge benefit	$–	$77	$24	$304
Ineffective portion of open hedges	1	(1)	1	(1)
Tax effect	–	(29)	(9)	(116)
Hedge benefit, net of tax	$1	$47	$16	$187

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	September 30,	December 31,
	2007	2006
Short-term fuel-hedging asset	$11	$13
Long-term fuel-hedging asset	6	–
Short-term fuel-hedging liability	–	(2)
Ineffective portion of open hedges	–	1
Tax effect	(6)	(4)
Amount included in AOCL, net of tax	$11	$8

Settled fuel-hedging contracts receivable	$–	$37

BNSF measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of September 30, 2007, BNSF had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. Over the twelve months ended September 30, 2007, the sum of all such costs averaged approximately 26 cents per gallon.

No additional HO hedges were entered into during the first nine months of 2007. The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of September 30, 2007. As of September 30, 2007, there were no HO hedge positions beyond the fourth quarter of 2007.

Quarter Ending
2007	December 31,
HO Swaps
Gallons hedged (in millions)	18.90
Average swap price (per gallon)	$2.17
Fair value (in millions)	$1

West Texas Intermediate (WTI) Crude Oil Hedges

In addition, BNSF enters into fuel swap agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended September 30, 2007, the sum of all such costs averaged approximately 56 cents per gallon.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

During the first nine months of 2007, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 1.5 million barrels of fuel with an average swap price of $64.24 per barrel. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of September 30, 2007.

	Quarter Ending
2008	March 31,	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	290	260	230	230	1,010
Equivalent gallons hedged (in millions)	12.18	10.92	9.66	9.66	42.42
Average swap price (per barrel)	$63.69	$63.77	$63.70	$63.70	$63.72
Fair value (in millions)	$4	$3	$3	$3	$13

	Quarter Ending
2009	March 31,	June 30,	September 30,	December 31,		Total
WTI Swaps
Barrels hedged (in thousands)	100	100	100		70	370
Equivalent gallons hedged (in millions)	4.20	4.20	4.20		2.94	15.54
Average swap price (per barrel)	$65.10	$65.10	$65.10		$65.00	$65.08
Fair value (in millions)	$1	$1	$1	$	<1	$3

	Quarter Ending
2010	March 31,		June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)		70	–	–	–		70
Equivalent gallons hedged (in millions)		2.94	–	–	–		2.94
Average swap price (per barrel)		$64.80	$–	$–	$–		$64.80
Fair value (in millions)	$	<1	$–	$–	$–	$	<1

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

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Total	Interest Rate Hedging Program

All interest rate derivative transactions outstanding are reflected in the following table:

	September 30, 2007
	Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fair value hedges
Fixed to variable swaps (in millions)	$–	$–	$200	$250	$–	$–	$450		$(3)
Average fixed rate	–%	–%	6.13%	7.13%	–%	–%	6.68%
Average floating rate	–%	–%	6.17%	8.57%	–%	–%	7.50%

Cash flow hedges
Treasury locks
(in millions)	$–	$50	$–	$–	$–	$–	$50	$	<1
Average rate	–%	4.51%	–%	–%	–%	–%	4.51%

BNSF’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

Fair Value Interest Rate Hedges

The Company enters into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of September 30, 2007, and December 31, 2006, BNSF had entered into seven and ten separate swaps, respectively, with an aggregate notional amount of $450 and $750 million, respectively, in which it pays an average floating rate, which fluctuates quarterly, based on the London Interbank Offered Rate (LIBOR). The average floating rate to be paid by BNSF as of September 30, 2007, was 7.50 percent, and the average fixed rate BNSF is to receive is 6.68 percent.

    The amounts recorded in the Consolidated Statements of Income, as an increase to or reduction of interest expense, for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Hedge loss	$(1)	$(1)	$(2)	$–
Tax effect	1	–	1	–
Hedge loss, net of tax	$–	$(1)	$(1)	$–

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of open hedges, with a corresponding adjustment to debt or accrued interest, are as follows (in millions):

	September 30,	December 31,
	2007	2006
Long-term interest rate hedging asset	$2	$2
Short-term interest rate hedging liability	$(1)	$–
Long-term interest rate hedging liability	$(4)	$(8)

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Cash Flow Interest Rate Hedges

In anticipation of a future debt issuance, the Company entered into two treasury locks having an aggregate notional amount of $50 million to fix a portion of the rate for a future 10-year unsecured debt issuance.  These treasury locks are expected to be unwound during 2008, and any gain or loss on these hedges will be amortized to interest expense over the life of the issued debt.  These transactions are accounted for as cash flow hedges.

In anticipation of a future refinancing of several leveraged leases, the Company had entered into six treasury locks having an aggregate notional amount of $147 million to fix the interest rate inherent in the operating lease payments. The treasury locks were terminated in May 2007 in connection with the refinancing of the leveraged leases, and the resulting $0.5 million gain on these hedges will be amortized to equipment rents over the remaining life of the leases. These transactions are also accounted for as cash flow hedges.

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

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of open and closed hedges, were as follows (in millions):

	September 30,	December 31,
	2007	2006
Interest rate hedges asset - open hedges	$ <1	$–
Unrecognized gain on closed hedges	20	15
Tax effect	(8)	(6)
Unrecognized gain in AOCL, net of tax	$12	$9

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

BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at September 30, 2007, which was comprised of two $350 million, 364-day accounts receivable facilities that mature in November 2007. The facilities are expected to be extended at least 364 days in November 2007.  Outstanding undivided interests held by investors under the A/R sales program were $200 million and $300 million at September 30, 2007 and December 31, 2006, respectively. These receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,149 million and $1,030 million at September 30, 2007 and December 31, 2006, respectively, of receivables transferred by SFRC to the master trust. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $949 million and $730 million at September 30, 2007 and December 31, 2006, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $200 million and $300 million at September 30, 2007 and December 31, 2006, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $12 billion for both the nine months ended September 30, 2007 and 2006, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $15 million and $17 million for the nine months ended September 30, 2007 and 2006, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 5.6 percent and 5.2 percent in the nine months ended September 30, 2007 and 2006, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold for the combined dilution and delinquency percentages. BNSF Railway has historically experienced very low levels of default or dilution and was well below the established rate at September 30, 2007. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At September 30, 2007 and December 31, 2006, $13 million and $26 million, respectively, of accounts receivable were greater than 90 days old.

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At September 30, 2007, and December 31, 2006, $30 million and $36 million, respectively of such allowances had been recorded, of which $30 million and $34 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $2 million at December 31, 2006, had been recorded in accounts payable and other current liabilities because it relates to the outstanding undivided interests held by investors. During the nine months ended September 30, 2007 and 2006, $3 million and $6 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At September 30, 2007, BNSF Railway was in compliance with these provisions.

4.    Debt

Revolving Credit Facility and Commercial Paper

As of September 30, 2007, the Company had borrowing capacity of up to $1.2 billion under its long-term bank credit facility, which expires in September 2011. Annual facility fees are currently 0.08 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings; (ii) money market rates offered at the option of the lenders; or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving credit agreement. At September 30, 2007, the Company was in compliance with these covenants.

At September 30, 2007, there were no bank borrowings against the revolving credit agreement.

BNSF issues commercial paper from time to time that is supported by the bank revolving credit agreement. Outstanding commercial paper balances reduce the amount of borrowings available under this agreement.

The maturity value of commercial paper as of September 30, 2007, of $751 million, reduced the total capacity available under the revolving credit agreement to $449 million. Commercial paper outstanding included $102 million issued to a consolidated subsidiary of BNSF that was eliminated upon consolidation. Consolidated commercial paper outstanding, which had a maturity value of $649 million, was classified as long-term debt on the Company’s Consolidated Balance Sheets.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Notes and Debentures

In February 2007, the Board of Directors (the Board) authorized an additional $1.4 billion of debt securities that may be issued pursuant to a debt shelf registration statement that has been filed with the Securities and Exchange Commission (SEC), for a total of $2.1 billion of debt securities authorized to be issued.

In April 2007, BNSF issued $650 million of 5.65 percent debentures and $650 million of 6.15 percent debentures due May 1, 2017 and May 1, 2037, respectively. The net proceeds from the sale of the debentures are being used for general corporate purposes including, but not limited to, working capital, capital expenditures, funding the maturity of debt which matures in 2007, the repayment of commercial paper and the repurchase of common stock. The issuance of these debentures reduced the amount of debt authorized to be issued by the Board through its registration statement to $800 million.

Guarantees

    Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2007, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount[a]		Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$–		Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$56		$81		$81		11	$31	[b]
Westside Intermodal Transportation Corporation	0.0%	$40		$63		$–		16	$34	[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$13		$19		$–		16	$11	[b]
Chevron Phillips Chemical Company, LP	0.0%	N/A	[d]	N/A	[d]	N/A	[d]	10	$14	[c]
Various lessors (Residual value guarantees)	0.0%	N/A		$271		$271		Various	$68	[c]
All other	0.0%	$6		$7		$3		Various	$–
[a] Reflects the maximum amount the Company could recover from a third party other than the counterparty.
[b] Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
[c] Reflects FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, asset and corresponding liability for the fair value of these residual value guarantees.
[d]There is no cap to the liability that can be sought from BNSF for BNSF’s negligence or  the negligence of the indemnified party.  However, BNSF could receive reimbursement from certain insurance policies if the liability exceeds a certain amount.

Kinder Morgan Energy Partners, L.P.

Santa Fe Pacific Pipelines, Inc., an indirect, wholly-owned subsidiary of BNSF Railway, has a guarantee in connection with its remaining special limited partnership interest in Santa Fe Pacific Pipelines Partners, L.P. (SFPP), a subsidiary of Kinder Morgan Energy Partners, L.P., to be paid only upon default by the partnership. All obligations with respect to the guarantee will cease upon termination of ownership rights, which would occur upon a put notice issued by BNSF or the exercise of the call rights by the general partners of SFPP.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Kansas City Terminal Intermodal Transportation Corporation

BNSF Railway and another major railroad jointly and severally guarantee $56 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC, accounts for its interest using the equity method of accounting and would be required to fund a portion of the remaining obligation upon default by the original debtor.

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

Chevron Phillips Chemical Company, LP

 In the third quarter of 2007, BNSF Railway entered into an indemnity agreement with Chevron Phillips Chemical Company, LP (Chevron Phillips), granting certain rights of indemnity from BNSF Railway, in order to facilitate access to a new storage facility. Under certain circumstances, payment under this obligation may be required in the event Chevron Phillips were to incur certain liabilities or other incremental costs resulting from trackage access.

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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that the Company could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of September 30, 2007, the Company had recorded a $68 million asset and corresponding liability for the fair value of the RVG.

All Other

As of September 30, 2007, BNSF guaranteed $6 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $3 million of the $6 million of guarantees. These guarantees expire between 2007 and 2013.

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

Indemnities

In the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. In general, these clauses are customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Due to the uncertainty of whether events which would trigger the indemnification obligations would ever occur, the Company does not believe that these indemnity agreements will have a material adverse effect on the Company’s results of operations, financial position or liquidity. Additionally, the Company believes that, due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty and that the fair value of any such amount would be immaterial to the Consolidated Financial Statements. Agreements that contain unique circumstances, particularly agreements that contain guarantees that indemnify another party’s acts are disclosed separately if appropriate.  Unless separately disclosed above, no fair value liability related to indemnities has been recorded in the Consolidated Financial Statements.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Capital Lease

In October 2007, BNSF entered into a 20-year capital lease to finance approximately $225 million of locomotives and freight cars.

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

BNSF uses a third party with extensive experience in performing asbestos studies to assist in assessing its unasserted liability exposure on an annual basis. These studies are conducted during the third quarter. BNSF determines its asbestos liability by estimating its exposed population, the number of claims likely to be filed, the number of claims that will likely require payment, and the estimated cost per claim.  Estimated filing and dismissal rates and average cost per claim are determined utilizing recent claim data and trends.

During the third quarter of 2007 and 2006, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable.  In 2006, management recorded no additional expense.  In 2007, management recorded a decrease in expense of $17 million due to a statistically significant reduction in filing rate experience for non-malignant claims.  The Company plans to update its study again in the third quarter of 2008.

  Throughout the year, BNSF monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

      The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$297	$318	$306	$326
Accruals	(17)	–	(17)	–
Payments	(5)	(4)	(14)	(12)
Ending balance at September 30,	$275	$314	$275	$314

 Of the September 30, 2007 obligation, $227 million was related to unasserted claims while $48 million was related to asserted claims. At September 30, 2007, $17 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

     The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Claims unresolved at beginning of period	1,930	2,153	1,975	2,121
Claims filed	107	88	339	449
Claims settled, dismissed or otherwise resolved	(134)	(103)	(411)	(432)
Ending balance at September 30,	1,903	2,138	1,903	2,138

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $250 million to $300 million. However, BNSF believes that the $275 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Other Personal Injury

BNSF uses a third-party actuary to assist the Company in estimating its other personal injury liability claims and expense. Estimates are based on the covered population, activity levels and trends in frequency and the costs of covered injuries. Estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FIN 14, Reasonable Estimation of the Amount of Loss, is immaterial for these repetitive stress and other occupational trauma claims.

BNSF monitors quarterly actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

    The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$437	$426	$439	$422
Accruals	46	44	139	140
Payments	(48)	(40)	(143)	(132)
Ending balance at September 30,	$435	$430	$435	$430

At September 30, 2007, $168 million was included in current liabilities. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Claims unresolved at beginning of period	3,131	3,388	3,130	3,617
Claims filed	1,033	865	2,899	2,642
Claims settled, dismissed or otherwise resolved	(918)	(1,020)	(2,783)	(3,026)
Ending balance at September 30,	3,246	3,233	3,246	3,233

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $525 million. However, BNSF believes that the $435 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF uses a third-party actuary to assist the Company in estimating the ultimate cost of cleanup efforts at its known environmental sites on an annual basis.  These studies are conducted during the third quarter. Ultimate cost estimates for environmental sites utilize BNSF’s historical payment patterns, its current estimated percentage to closure ratios and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the Environmental Protection Agency and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress.

During the third quarter of 2007 and 2006, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable.  As a result of this study, in the third quarter of 2007 and 2006, management recorded additional expense of approximately $20 million and $5 million as of the June 30 measurement date, respectively.  The Company plans to update its study again in the third quarter of 2008.

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

Annual studies do not include (i) contaminated sites of which the Company is not aware, (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites, or (iii) natural resource damage claims. BNSF continues to estimate third-party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party claims as of September 30, 2007, is approximately $21 million.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 345 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$362	$335	$318	$370
Accruals	32	16	106	14
Payments	(15)	(17)	(45)	(50)
Ending balance at September 30,	$379	$334	$379	$334

At September 30, 2007, $62 million was included in current liabilities. In the first quarter of 2007, the Company recorded a $65 million pre-tax charge, or $0.11 per share, due to an increase in environmental costs primarily related to a final resolution with the State of Washington and its Department of Ecology on clean-up of an existing environmental site at Skykomish and an adverse reversal of a trial court decision on appeal regarding a site at Arvin, California.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at September 30, 2007, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	Three Months Ended September 30,		Nine Months Ended September 30,
BNSF Sites	2007	2006	2007	2006
Number of sites at beginning of period	347	374	375	369
Sites added during the period	2	1	14	17
Sites closed during the period	(4)	(5)	(44)	(16)
Number of sites at September 30,	345	370	345	370

	Three Months Ended September 30,		Nine Months Ended September 30,
Superfund Sites	2007	2006	2007	2006
Number of sites at beginning of period	20	20	20	20
Sites added during the period	–	–	–	–
Sites closed during the period	–	–	–	–
Number of sites at September 30,	20	20	20	20

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $525 million. However, BNSF believes that the $379 million recorded at September 30, 2007, is the best estimate of the Company’s future obligation for environmental costs.

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

6.    Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Nine Months Ended September 30,	2007	2006
Beginning balance at January 1,	$107	$132
Accruals	5	–
Payments	(16)	(23)
Ending balance at September 30,	$96	$109

Employee separation liabilities of $96 million were included in the Consolidated Balance Sheet at September 30, 2007, and principally represent the following: (i) $91 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) $2 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $3 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At September 30, 2007, $16 million of the remaining liabilities were included in current liabilities.

The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2007 and 2020. During the first nine months of 2007, the Company updated its estimate and recorded an additional liability of $5 million related to deferred benefits. The remaining costs for (ii) above are expected to be paid out between 2007 and approximately 2011, and the costs for (iii) above will be paid over the next several years based on deferral elections made by the affected employees.

7.    Employment Benefit Plans

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company's balance sheet. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company's fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. BNSF has elected to apply the transition option under which a 15-month measurement will be determined as of September 30, 2007 that will cover the period until the fiscal year-end measurement is required on December 31, 2008.

     BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Components of the net periodic benefit cost for the three and nine months ended September 30, 2007 and 2006 were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost	2007	2006	2007	2006
Service cost	$7	$7	$19	$19
Interest cost	24	24	73	71
Expected return on plan assets	(26)	(25)	(79)	(73)
Amortization of net loss	8	11	26	34
Net periodic benefit cost	$13	$17	$39	$51

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost	2007	2006	2007	2006
Service cost	$-	$1	$2	$3
Interest cost	4	4	12	11
Amortization of net loss	1	-	4	2
Amortization of prior service cost	(1)	(2)	(5)	(6)
Net periodic benefit cost	$4	$3	$13	$10

8.    Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an $83 million increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $70 million, resulting in a decrease to the January 1, 2007, retained earnings balance of $13 million. The amount of unrecognized tax benefits at January 1, 2007 was $87 million, of which $76 million would impact the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of September 30, 2007.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had recorded a liability of approximately $37 million and $6 million for the payment of interest and penalties, respectively. The liability for the payment of interest and penalties did not materially change as of September 30, 2007.

All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation, are closed through 1994 and the business combination date of September 22, 1995, respectively. Internal Revenue Service (IRS) examination of the years 1995 through 1999 for BNSF is complete, and the un-agreed issues are pending before IRS Appeals. It is anticipated that a settlement with the IRS for the years 1995 through 1999 may be reached within the next twelve months. Examination of the years 2000 through 2002 for BNSF is complete and protests of the un-agreed issues have been filed with IRS Appeals. During the third quarter, the IRS completed the examination of the years 2003 through 2005 for BNSF and issued a Revenue Agents Report (RAR).  Protests of the un-agreed issues included in the RAR have been filed with IRS Appeals.  BNSF is currently under examination for the year 2006.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeals or litigation.

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

Other Incentive Programs

Performance-based awards are granted to senior managers within BNSF to encourage ownership in BNSF and to align management’s interest with those of its shareholders. Performance-based awards generally vest over three years and are contingent on the achievement of certain predetermined corporate performance goals (e.g., return on invested capital (ROIC)) and continued salaried employment. On April 26, 2007, BNSF granted approximately 557,000 performance-based restricted stock units with a fair market value of $88.77.

Additionally, related to the 2007 performance-based grant, eligible employees may also earn performance stock that will be granted in 2010 contingent upon achievement of higher ROIC goals and continued salaried employment. BNSF has committed to a maximum grant of approximately 279,000 shares if the performance goals are met.

10.    Share Repurchase Program

In February 2007, the Board authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the previously authorized 180 million shares, bringing the total authorized to 210 million shares. Shares may be repurchased from time to time through open market transactions or otherwise.

11.    Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 2.7 million and 2.3 million for the three and nine months ended September 30, 2007, respectively, and 1.6 million and 1.0 million for the three and nine months ended September, 30, 2006, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

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

The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$530	$489	$1,312	$1,370
Other comprehensive income (loss):
Amortization of prior service costs and actuarial losses, net of tax (see Note 7)	5	–	15	–
Gain (loss) on derivative instruments and other items, net of tax (see Note 2)	4	(82)	6	(153)
Total comprehensive income	$539	$407	$1,333	$1,217

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

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (the “Company”) as of September 30, 2007, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2007 and 2006, the consolidated statements of cash flows for each of the nine-month periods ended September 30, 2007 and 2006 and the consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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
October 18, 2007

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

Executive Summary

Third Quarter 2007 – Financial Overview:

➢	Quarterly earnings were $1.48 per diluted share, or 11 percent higher than third-quarter 2006 earnings of $1.33 per diluted share.

➢	Quarterly freight revenues increased $133 million, or 4 percent, to an all-time quarterly record of $3.95 billion compared with $3.82 billion in the prior year.

✓	The 4-percent increase in revenue is primarily attributable to strong yields as well as volume growth in BNSF’s Agricultural Products business.

✓
Unit volumes were 5-percent lower primarily due to a decrease in Consumer Products units of 10-percent resulting from economic softness as well as reduced trans-pacific service of a large international customer.

➢	Operating expenses for the third quarter of 2007 increased $50 million or 2 percent as compared with the third quarter of 2006.

➢	Operating income increased to $1 billion, an increase of $80 million or 9 percent, compared with the third-quarter of 2006.

Results of Operations

Three Months Ended September 30, 2007, Compared with Three Months Ended September 30, 2006

Revenues

The following table presents BNSF’s revenue information by business group for the three months ended September 30, 2007 and 2006. Certain comparative prior year revenue amounts have been reclassified between the business groups to conform to the current year presentation. There was no impact to total freight revenues as a result of these reclassifications.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2007	2006	2007	2006	2007	2006

Consumer Products	$1,455	$1,494	1,307	1,447	$1,113	$1,032
Industrial Products	962	951	431	440	2,232	2,161
Coal	849	748	627	628	1,354	1,191
Agricultural Products	682	622	265	245	2,574	2,539
Total Freight Revenues	3,948	3,815	2,630	2,760	$1,501	$1,382
Other Revenues	121	124
Total Operating Revenues	$4,069	$3,939

Freight revenues for the third quarter of 2007 were $3,948 million, up 4 percent compared with the same 2006 period, while cars/units declined 5 percent during this same period and revenue ton miles were relatively flat year over year.  Freight revenues included a decrease of approximately $10 million in fuel surcharges compared with the same 2006 period. Average revenue per car/unit was up 9 percent in the third quarter of 2007 from the third quarter of 2006 primarily due to mix of business and improved pricing.

   Consumer Products
The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $1,455 million for the third quarter of 2007 were $39 million, or 3 percent less than the third quarter of 2006. This was principally due to a 10 percent reduction in units resulting from economic softness as well as reduced trans-pacific service of a large international customer.  The decrease was offset by improved yields.

   Industrial Products
Industrial Products’ freight business consists of five business areas: building products, construction products, petroleum products, chemicals and plastic products and food and beverages.

Industrial Products revenues of $962 million for the third quarter of 2007 were slightly higher when compared to the third quarter of 2006 while unit volume declined 2 percent. Continued strong demand for petroleum products was offset by a decline in building and construction products as a result of weakness in the housing market.

Coal

BNSF is one of the largest transporters of low-sulfur coal in the United States.  More than 90 percent of all BNSF’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $849 million for the third quarter of 2007 increased $101 million, or 14 percent, compared with the same period a year ago due to increased tons per unit, contractual inflation escalators, improved yields and a $14 million accrual adjustment related to favorable coal rate case developments.  Coal unit volumes were flat in the third quarter due to mine production constraints.
Agricultural Products

The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

Agricultural Products revenues of $682 million for the third quarter of 2007 were $60 million, or 10 percent, higher than revenues for the third quarter of 2006.  This increase was primarily due to an 8 percent unit volume increase, primarily driven by wheat, ethanol, fertilizer and bulk foods.

Other Revenues

Other revenues decreased $3 million, or 2 percent, to $121 million for the third quarter of 2007. The decrease was primarily due to a reduction in customer storage revenues for containers at BNSF intermodal hubs.

Expenses

 Expenses

Total operating expenses for the third quarter of 2007 were $3,068 million, an increase of $50 million, or 2 percent, versus the same period in 2006.

Compensation and Benefits

Compensation and benefits includes expenses for BNSF employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $937 million in the third quarter of 2007 decreased by $38 million, or 4 percent, from $975 million in the third quarter of 2006 due primarily to lower variable compensation costs for the Company’s salaried and scheduled workforce.

Fuel

Fuel expense is driven by market prices, the level of locomotive consumption of diesel fuel and the effects of hedging activities.

Fuel expenses of $814 million for the third quarter of 2007 were $22 million, or 3 percent, higher than the third quarter of 2006. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel, partially offset by a decline in consumption related to improved fuel efficiency and lower volumes. The average all-in cost per gallon of diesel fuel increased by 19 cents to $2.31, resulting in a $62 million increase in expense. The increase in the average all-in cost is primarily related to a decrease in the hedge benefit of $75 million (third quarter 2007 benefit of $1 million less third quarter 2006 benefit of $76 million). Consumption in the third quarter of 2007 decreased by 17 million gallons to 353 million gallons when compared with consumption in the same 2006 period.

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

Purchased service expenses of $501 million remained relatively flat for the third quarter of 2007 compared with the third quarter of 2006.

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

Depreciation and amortization expenses of $324 million for the third quarter of 2007 were $28 million, or 9 percent, higher than the same period in 2006. This increase in depreciation expense was primarily due to continuing capital expenditures.

Equipment Rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $235 million for the third quarter of 2007 remained relatively flat for the third quarter of 2007 compared with the third quarter of 2006.

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

Materials and other expenses of $257 million for the third quarter of 2007, which consisted of $108 million of materials expense with the remainder consisting of numerous other items, were $34 million or 15 percent higher than the third quarter of 2006. The increase was primarily due to environmental expenses, property taxes, crew transportation and lodging expense and a 2006 recovery related to a fuel facility, partially offset by lower asbestos expense.

Interest Expense

Interest expense of $132 million for the third quarter of 2007 was $7 million, or 6 percent, higher than the third quarter of 2006. This was primarily due to a higher average debt balance.

Income taxes

The effective tax rate for the three months ended September 30, 2007 was 38.6 percent compared with 37.8 percent for the same prior year period.

Nine Months Ended September 30, 2007, Compared with Nine Months Ended September 30, 2006

Revenues

The following table presents BNSF’s revenue information by business group for the nine months ended September 30, 2007 and 2006. Certain comparative prior year revenue amounts have been reclassified between the business groups to conform to the current year presentation. There was no impact to total freight revenues as a result of these reclassifications.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2007	2006	2007	2006	2007	2006

Consumer Products	$4,167	$4,150	3,882	4,128	$1,073	$1,005
Industrial Products	2,758	2,704	1,252	1,284	2,203	2,106
Coal	2,385	2,141	1,832	1,822	1,302	1,175
Agricultural Products	1,918	1,781	752	726	2,551	2,453
Total Freight Revenues	11,228	10,776	7,718	7,960	$1,455	$1,354
Other Revenues	329	327
Total Operating Revenues	$11,557	$11,103

Freight revenues for the first nine months of 2007 were $11,228 million, up 4 percent compared with the same 2006 period, while cars/units declined 3 percent during this same period. Freight revenues included an increase of approximately $30 million in fuel surcharges compared with the same 2006 period. Average revenue per car/unit was up 7 percent in the first nine months of 2007 from the first nine months of 2006 primarily due to mix of business and improved pricing.

Consumer Products

Consumer Products revenues of $4,167 million for the first nine months of 2007 were relatively flat compared to the first nine months of 2006.

Industrial Products

Industrial Products revenues of $2,758 million for the first nine months of 2007 were $54 million, or 2 percent, greater than the first nine months of 2006 despite a 2 percent reduction in unit volumes, which were more than offset by improved yields. Continued strong demand for petroleum products, chemicals and plastics and construction products was offset by a decline in building and construction products as a result of weakness in the housing market.

Coal

Coal revenues of $2,385 million for the first nine months of 2007 increased $244 million, or 11 percent, compared with the same period a year ago due to increased tons per unit, contractual inflation escalators and improved yields.  Coal unit volumes were relatively flat due to mine production and weather-related issues.

Agricultural Products

Agricultural Products revenues of $1,918 million for the first nine months of 2007 were $137 million, or 8 percent, higher than revenues for the first nine months of 2006.  This increase was primarily due to revenue growth in wheat, ethanol, fertilizer and soybeans.

Other Revenues

Other revenues of $329 million for the first nine months of 2007 were relatively flat as compared with the same period of 2006.

Expenses

Total operating expenses for the first nine months of 2007 were $9,021 million, an increase of $496 million, or 6 percent, versus the same 2006 period.

Compensation and Benefits

Compensation and benefits expenses of $2,794 million were $28 million, or 1 percent, lower than the first nine months of 2006. This decrease was primarily related to lower variable compensation costs, partially offset by wage inflation.

Fuel

Fuel expenses of $2,237 million for the first nine months of 2007 were $206 million, or 10 percent, higher than the first nine months of 2006. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel, partially offset by a decline in consumption related to improved fuel efficiency and lower volumes. The average all-in cost per gallon of diesel fuel increased by 25 cents to $2.09, resulting in a $272 million increase in expense. The increase in the average all-in cost primarily reflects a decrease in the hedge benefit of $278 million (first nine months 2007 benefit of $25 million less first nine months 2006 benefit of $303 million). Consumption in the first nine months of 2007 decreased 31 million gallons to 1,069 million gallons when compared with consumption in the same 2006 period.

Purchased Services

Purchased service expenses of $1,510 million for the first nine months of 2007 were $65 million, or 4 percent, higher than the same 2006 period. This increase was primarily due to increases in the following costs: haulage payment for transportation over other railroads, purchased transportation costs for BNSF Logistics and locomotive and ramping costs (lifting of containers onto and off of cars).

Depreciation and Amortization

Depreciation and amortization expenses of $953 million for the first nine months of 2007 were $78 million, or 9 percent, higher than the same period in 2006. This increase in depreciation expense was primarily due to continuing capital expenditures.

Equipment Rents

Equipment rents expenses of $704 million for the first nine months of 2007 were $9 million, or 1 percent, higher than the first nine months of 2006. The variance represents an increase in locomotive lease expense, partially offset by a decrease in freight car equipment expense due to the impact of the Company’s privatization efforts and velocity improvements for freight car equipment.

Materials and Other

Materials and other expenses of $823 million for the first nine months of 2007, which consisted of $330 million of materials expense with the remainder consisting of numerous other items, were $166 million, or 25 percent, higher than the first nine months of 2006. The increase was primarily due to the environmental and technology charge of $81 million (see discussion under the heading “Other Matters; Charge for Environmental Costs and Technology System Write-Off”), as well as higher materials, crew transportation and lodging expense and environmental expenses.

Interest Expense

Interest expense of $385 million for the first nine months of 2007 was $21 million, or 6 percent, higher than the third quarter of 2006. This was primarily due to a higher average debt balance.

Income taxes

The effective tax rate for the nine months ended September 30, 2007 was 38.5 percent compared with 37.3 percent for the same prior year period. The increase in the effective tax rate is primarily due to favorable prior period income tax adjustments recorded in the second quarter of 2006.

Liquidity and Capital Resources

Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, through leasing of assets and through the sale of a portion of its accounts receivable.

Operating Activities

Net cash provided by operating activities was $2,465 million for the nine months ended September 30, 2007, which was relatively flat compared with $2,366 million for the nine months ended September 30, 2006.

Investing Activities

Net cash used for investing activities was $2,111 million for the nine months ended September 30, 2007, compared with $1,845 million for the nine months ended September 30, 2006. Investing activities for the nine months ended September 30, 2007, included $1,775 million of capital expenditures, as discussed below, and $336 million of cash used for other investing activities. The increase in cash used for other investing activities primarily reflects the timing of equipment financing activities. Additionally, cash used for other investing activities included a cash source of $18 million and $45 million for the nine months ended September 30, 2007 and September 30, 2006, respectively, related to line sales to the State of New Mexico, which occurred in the first quarters of 2007 and 2006, respectively.

A breakdown of cash capital expenditures for the nine months ended September 30, 2007 and 2006, is set forth in the following table (in millions):

Nine Months Ended September 30,	2007	2006
Maintenance of Way	$1,088	$969
Mechanical	102	111
Information Services	49	46
Other	74	82
Total Maintenance of Business	1,313	1,208
Terminal and Line Expansion	462	341
Total	$1,775	$1,549

The increase in cash capital expenditures in the first nine months of 2007 was primarily due to an increase in capital expenditures to maintain BNSF’s track structure and for terminal and line expansions. The above table does not include expenditures for equipment financed through operating leases.

Financing Activities

Nine Months Ended September 30, 2007

Net cash used for financing activities during the first nine months of 2007 was $354 million, primarily related to the common stock repurchases of $964 million, including $33 million to satisfy tax withholding obligations for stock option exercises, dividend payments of $268 million, partially offset by net borrowings of $659 million, proceeds from stock options exercised of $126 million and excess tax benefits from equity compensation plans of $105 million.

Aggregate debt due to mature within one year is $403 million. BNSF’s ratio of net debt to total capitalization was 41.9 percent at September 30, 2007, compared with 40.0 percent at December 31, 2006. The Company’s adjusted net debt to total capitalization was 52.9 percent at September 30, 2007, compared with 51.7 percent at December 31, 2006. BNSF’s adjusted net debt to total capitalization is a non-GAAP financial measure and should be considered in addition to, but not as a substitute or preferable to, the information prepared in accordance with GAAP. However, management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.

    The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

	September 30,	December 31,
	2007	2006
Net debt to total capitalization [a]	41.9%	40.0%
Adjustment for long-term operating leases[b]	10.9	11.2
Adjustment for other debt equivalents [c]	0.2	0.5
Adjustment for unfunded pension and retiree health and welfare liability	1.0	1.1
Adjustment for junior subordinated notes [d]	(1.1)	(1.1)
Adjusted net debt to total capitalization	52.9%	51.7%

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
[d] Junior subordinated notes are included in total debt on the respective Consolidated Balance Sheets; however, as they include certain equity characteristics, they have been assigned 50 percent equity credit for purposes of this calculation.

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

In October 2007, BNSF entered into a 20-year capital lease to finance approximately $225 million of locomotives and freight cars.

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

Dividends

Common stock dividends declared for the nine months ended September 30, 2007 and 2006 were $0.82 and $0.65 per share, respectively. Dividends paid on common stock during the first nine months of 2007 and 2006 were $268 million and $220 million, respectively. On July 19, 2007, the Board declared a quarterly dividend of $0.32 per share on outstanding shares of common stock, payable October 1, 2007 to shareholders of record on September 10, 2007. On October 18, 2007, the Board declared a quarterly dividend of $0.32 per share on outstanding shares of common stock, payable January 2, 2008 to shareholders of record on December 12, 2007.

Common Stock Repurchase Program

During the first nine months of 2007, BNSF repurchased approximately 11 million shares of its common stock at an average price of $83.54 per share under the Company’s share repurchase program amounting to a total cost of $931 million. In February 2007, the Board authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the total of 180 million shares previously authorized in equal amounts in July 1997, December 1999, April 2000, September 2000, January 2003 and December 2005. Program-to-date repurchases through September 30, 2007, were 177 million shares at an average price of $37.29 per share, leaving 33 million shares available for repurchase out of the 210 million shares authorized. Additionally, during the nine months ended September 30, 2007, the Company acquired shares from employees at a cost of $33 million to satisfy tax withholding obligations with respect to those employees.

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

During the third quarter of 2007, BNSF agreed to acquire an additional 800 locomotives, bringing its total commitment to acquire 1,480 new locomotives by 2011. As of September 30, 2007, BNSF had taken delivery of 480 of the 1,480 locomotives, including 200 locomotives in the first nine months of 2007.

During 2006, BNSF agreed to acquire 4,000 covered hoppers and 1,400 double-stack cars by 2010. As of September 30, 2007, BNSF had taken delivery of 1,488 of the covered hoppers and 350 of the double-stack cars.

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

Market Conditions

In spite of recent credit market conditions resulting from issues within the sub-prime mortgage market, BNSF has not experienced significant impacts to liquidity or cost of debt.  The market conditions have not affected BNSF’s ability to issue commercial paper, secure necessary debt financings or affected funding of its accounts receivable sales program.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation, as described in Note 3 to the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a maximum debt-to-capital test, which is the same as in BNSF’s revolving credit agreements. At September 30, 2007, BNSF Railway was in compliance with these provisions.

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

Since May 14, 2007, 26 similar class action complaints have been filed in six federal district courts around the country against BNSF and four other Class I railroads (and, in some cases, the Association of American Railroads) alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws and seeking injunctive relief and unspecified treble damages. The Company believes that these claims are without merit and intends to defend against the allegations vigorously. The Company has also received and is in the process of responding to a state grand jury subpoena requesting the production of documents related to fuel surcharges.

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

In anticipation of a future debt issuance, the Company entered into three treasury locks in October 2007, having an aggregate notional amount of $75 million to fix a portion of the rate for a future 10-year unsecured debt issuance.  Including the two treasury locks that were executed in the third quarter of 2007 for the same purpose, the total $125 million of treasury locks have an average locked-in rate of 4.51 percent. The treasury locks are expected to be unwound during 2008, and any gain or loss on the hedges will be amortized to interest expense over the life of the issued debt.  These transactions are accounted for as cash flow hedges.

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

Final agreements have been reached under the current bargaining round covering about 65 percent of BNSF’s unionized workforce.  These agreements resolve all wage, work rule, and benefit issues through December 31, 2009.   BNSF is continuing efforts to conclude the current bargaining round with the remaining unions which have not settled; the United Transportation Union and the International Association of Machinists and Aerospace Workers.

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

•     Expectations as to the effect of claims, litigation, environmental and personal injury costs, commitments, contingent liabilities, and governmental and regulatory investigations and proceedings on the Company’s financial condition;

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

•               Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; and

•              Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, the ability to expand the capacity of the system, congestion on other railroads and capacity constraints affecting all links in the transportation chain that feed traffic and goods to BNSF’s systems, disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event the Company does update any forward-looking statement, no inference should be made that the Company will make additional updates with respect to that statement, related matters, or any other forward-looking statements. Any corrections or revisions and other important assumptions and factors that could cause actual results to differ materially from forward-looking statements made by the Company may appear in the Company’s public filings with the SEC, which are accessible at www.sec.gov, and on the Company’s website at www.bnsf.com, and which investors are advised to consult.  In particular, a discussion of significant risk factors applicable to the Company is included in Part I, Item 1A, Risk Factors, in the Company’s Form 10-K for the year ended December 31, 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

Three months ended September 30,	2007	2006
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$1	$76
Interest rate hedge loss	(1)	(1)
Total hedge benefit	–	75
Tax effect	–	(29)
Hedge benefit, net of tax	$–	$46

Nine Months Ended September 30,	2007	2006
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$25	$303
Interest rate hedge loss	(2)	-
Total hedge benefit	23	303
Tax effect	(8)	(116)
Hedge benefit, net of tax	$15	$187

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

Commodity Price Sensitivity

BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of September 30, 2007, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO) or West Texas Intermediate crude oil (WTI). For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI and HO.

At September 30, 2007, BNSF had recorded a net fuel-hedging asset of $17 million for fuel hedges covering 2007 through 2010.

    The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending September 30, 2008, and the balance sheet impact from the hypothetical price changes, both based on the Company’s hedge position at September 30, 2007:

Sensitivity Analysis
Hedged commodity price change	Fuel-hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel-hedge fair value
10 percent increase	$10 million increase	$15 million increase
10 percent decrease	$10 million decrease	$15 million decrease

Based on fuel consumption during the twelve-month period ending September 30, 2007, of 1,444 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a ten percent increase or decrease in the commodity price per gallon would result in an approximate $266 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis.

At September 30, 2007, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

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

At September 30, 2007, the fair value of BNSF’s debt, excluding capital leases, was $7,746 million. Additionally, the Company had recorded a net interest rate hedging liability of $3 million for fair value hedges.

The following table is an estimate of the impact to earnings and the fair value of the total debt and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending September 30, 2008, based on debt levels and outstanding hedges as of September 30, 2007:

Sensitivity Analysis
	Floating-rate debt-	Change in fair value
Hypothetical change	Annual pre-tax earnings
in interest rates	impact	Total Debt	Interest Rate Hedge
1 percent decrease	$11 million increase	$706 million increase	$6 million increase
1 percent increase	$11 million decrease	$594 million decrease	$5 million decrease

    Further information on interest rate hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements. Information on the Company’s debt, which may be sensitive to interest rate fluctuations, is incorporated by reference from Note 4 to the Consolidated Financial Statements.

Item 4.    Controls and Procedures.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF’s principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF's principal executive officer and principal financial officer have concluded that there have been no changes in BNSF's internal control over financial reporting that occurred during BNSF's third fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF's internal control over financial reporting.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

PART II OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended September 30, 2007 (shares in thousands):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[b]
July 1 – 31	127	$83.62	125	35,930
August 1 – 31	2,875	$80.96	2,875	33,055
September 1 – 30	144	$79.16	142	32,913
Total	3,146	$80.98	3,142

a
Total number of shares purchased includes approximately 4 thousand shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 3 thousand shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Date: October 23, 2007

S-1

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

Exhibit Index

Exhibit Number and Description

10.17.1	Amendment to Burlington Northern Santa Fe 1999 Stock Incentive Plan, dated September 20, 2007.* **

10.30.1	First Amendment of the Burlington Northern Santa Fe Corporation Amended and Restated Benefits Protection Trust Agreement, dated October 4, 2007.* **

12.1	Computation of Ratio of Earnings to Fixed Charges.**

15.1	Independent Registered Public Accounting Firm’s Awareness Letter.**

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**

__________________
* Management contract or compensatory plan
** Filed herewith

E-1