Form 10-K
period 2007-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2008-02-15
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________TO ___________

COMMISSION FILE NUMBER: 1-11535

Exact name of registrant as specified in its charter

Burlington Northern Santa Fe Corporation
State of Incorporation Delaware	I.R.S. Employer Identification No. 41-1804964
Address of principal executive offices, including zip code 2650 Lou Menk Drive Fort Worth, Texas 76131-2830 Registrant's telephone number, including area code (800) 795-2673
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                           Yes [x] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                       Yes [  ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.                              Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

 Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company (as defined in Rule 12b-2 of the Act).
Large accelerated filer [x]      Accelerated filer [ ]      Non-accelerated filer [ ]      Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                                                     Yes [ ] No [x]

 The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $29.822 billion on June 30, 2007. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

 Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
 Common Stock, $0.01 par value, 348,201,513 shares outstanding as of February 4, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the documents from which parts thereof have been incorporated by reference and the Part of the Form 10-K into which such information is incorporated:

Burlington Northern Santa Fe Corporation’s definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this report…..................Part III

i

ii

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

Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. At December 31, 2007, BNSF and its subsidiaries had approximately 40,000 employees. The rail operations of BNSF Railway, BNSF’s principal operating subsidiary, comprise one of the largest railroad systems in North America.

BNSF’s internet address is www.bnsf.com. Through this internet website (under the “Investors” link), BNSF makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). Filings on Forms 3, 4 and 5 are also available on this website within one day after filing with the SEC. BNSF’s annual CEO certification filed pursuant to the New York Stock Exchange’s Corporate Governance Listing Standards is filed as an exhibit to this Form 10-K. BNSF makes available on its website other previously filed SEC reports, registration statements and exhibits via a link to the SEC’s website at www.sec.gov. The following documents are also made available on the Company’s website:

• Code of Conduct

• Code of Business Conduct and Ethics for Scheduled Employees

• Corporate Governance Guidelines; and

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

The Company operates in a highly competitive business environment. Depending on the specific market, the Company faces intermodal, intramodal, product and geographic competition. For example, the Company believes that high service truck lines, due to their ability to deliver non-bulk products on an expedited basis, have had and will continue to have an adverse effect on the Company’s ability to compete for deliveries of non-bulk, time-sensitive freight. While the Company must build or acquire and maintain its rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any material increase in the capacity and quality of these alternative methods or the passage of legislation granting greater latitude to motor carriers with respect to size and weight restrictions could have an adverse effect on the Company’s results of operations, financial condition or liquidity. In addition, a failure to provide the level of service required by the Company’s customers could result in loss of business to competitors.

A downturn in the economy or change in government policy could negatively impact demand for the Company’s services.

Significant, extended negative changes in economic conditions that impact the producers and consumers of the commodities transported by the Company may have an adverse effect on the Company’s operating results, financial condition or liquidity. In addition, changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws or regulation of carbon dioxide emissions could reduce the demand for coal. Also, United States and foreign government agriculture tariffs or subsidies could affect the demand for grain.

As part of its railroad operations, the Company frequently transports chemicals and other hazardous materials.

The Company is required to transport these commodities to the extent of its common carrier obligation. An accidental release of these commodities could result in a significant loss of life and extensive property damage as well as environmental remediation obligations. The associated costs could have an adverse effect on the Company’s operating results, financial condition or liquidity.

Future acts of terrorism or war, as well as the threat of war, may cause significant disruptions in the Company’s business operations.

Terrorist attacks, such as those that occurred on September 11, 2001, as well as the more recent attacks on the transportation systems in Madrid, London and in India, and any government response to those types of attacks and war or risk of war may adversely affect the Company’s results of operations, financial condition or liquidity. The Company’s rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on its operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on the Company’s operating results and financial condition by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available to the Company in the future.

The Company is subject to stringent environmental laws and regulations, which may impose significant costs on its business operations.

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on carbon dioxide emissions could result in significant capital expenditures to comply with these regulations. Further, local concerns on emissions and other forms of pollution could inhibit the Company’s ability to build facilities in strategic locations to facilitate growth and efficient operations. In addition, many of the Company’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company. Environmental liabilities have arisen and may continue to arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. The Company has been and may continue to be subject to allegations or findings to the effect that it has violated, or is strictly liable under, these laws or regulations. The Company’s operating results, financial condition or liquidity could be adversely affected as a result of any of the foregoing, and it may be required to incur significant expenses to investigate and remediate environmental contamination. The Company records liabilities for environmental cleanup when the amount of its liability is both probable and reasonably estimable.

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

The availability of qualified personnel could adversely affect the Company’s operations.

Changes in demographics, training requirements and the availability of qualified personnel, particularly engineers and trainmen, could negatively impact the Company’s ability to meet demand for rail service. Recruiting and retaining qualified personnel, particularly those with expertise in the railroad industry, are vital to operations. Unpredictable increases in demand for rail services may exacerbate such risks, which could have a negative impact on operational efficiency and otherwise have a material adverse effect on the Company’s operating results, financial condition or liquidity.

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

Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, or rising global demand. A significant reduction in fuel availability could impact the Company’s ability to provide transportation services at current levels, increase fuel costs and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition or liquidity. Additionally, the Company is expected to be able to offset a significant portion of the anticipated higher fuel costs through its fuel surcharge program in 2008. However, to the extent that the Company is unable to maintain and expand its existing fuel surcharge program, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition or liquidity.

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

The Company’s operational dependencies may adversely affect results of operations, financial condition or liquidity.

Due to the integrated nature of the United States’ freight transportation infrastructure, the Company’s operations may be negatively affected by service disruptions of other entities such as ports and other railroads which interchange with the Company. A significant prolonged service disruption of one or more of these entities could have an adverse effect on the Company’s results of operations, financial condition or liquidity.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Track Configuration
BNSF Railway operates over a railroad system consisting of approximately 32,000 route miles of track, excluding multiple main tracks, yard tracks and sidings, approximately 23,000 miles of which are owned route miles, including easements, in 28 states and two Canadian provinces as of December 31, 2007. Approximately 9,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks.

As of December 31, 2007, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 10,000 route miles operated under trackage rights. At December 31, 2007, approximately 26,000 miles of BNSF Railway’s track consisted of 112-pound per yard or heavier rail, including approximately 20,000 track miles of 131-pound per yard or heavier rail.

Equipment Configuration
BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock and other equipment as of the dates shown below.

At December 31,	2007	2006	2005
Locomotives	6,400	6,330	5,790
Freight cars:
Covered hopper	36,439	33,488	34,631
Gondola	13,690	13,998	12,579
Open hopper	11,428	11,277	10,973
Flat	10,470	11,382	8,537
Box	7,948	8,937	8,685
Refrigerator	4,196	4,631	4,983
Tank	427	426	422
Autorack	416	641	748
Other	324	341	323
Total freight cars	85,338	85,121	81,881

Domestic chassis	11,714	12,849	12,649
Company service cars	4,070	3,982	4,091
Domestic containers	3,253	3,275	10,412
Trailers	1,200	1,209	1,916
Commuter passenger cars	163	165	179

Average age from date of manufacture–locomotive fleet (years)[a]	15	15	15
Average age from date of manufacture–freight car fleet (years)[a]	14	14	15
a These averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance

Capital Expenditures
The extent of the BNSF Railway’s maintenance and capacity program is outlined in the following table:

Year ended December 31,	2008 Estimate	2007	2006	2005

Track miles of rail laid[a]	908	994	854	711
Cross ties inserted (thousands)[a]	3,237	3,126	2,957	3,171
Track resurfaced (miles)	13,075	11,687	12,588	12,790
a Includes both maintenance of existing route system and expansion projects. Expenditures for these maintenance programs are primarily capitalized.

A breakdown of the Company’s cash capital expenditures for the three years ended December 31, 2007, is incorporated by reference from a table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Liquidity and Capital Resources; Investing Activities.”

BNSF’s planned 2008 capital commitments are incorporated by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Executive Summary; Business Outlook for 2008.”

Maintenance
As of December 31, 2007, General Electric Company, Alstom Transportation, Inc. and Electro-Motive Diesel, Inc. performed locomotive maintenance and overhauls for BNSF Railway at its facilities under various maintenance agreements that covered approximately 4,240 locomotives.

Property and Facilities
BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars as previously described. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 33 major intermodal hubs located across the system. BNSF Railway’s largest intermodal facilities in terms of 2007 volume were as follows:

Intermodal Facilities	Lifts

Hobart Yard (Los Angeles, California)	1,243,000
Logistics Park (Chicago, Illinois)	755,000
Corwith Yard (Chicago, Illinois)	739,000
Willow Springs (Illinois)	636,000
Alliance (Fort Worth, Texas)	567,000
Cicero (Illinois)	517,000
San Bernardino (California)	500,000
Argentine (Kansas City, Kansas)	369,000
Seattle International Gateway (Seattle, Washington)	305,000
Memphis (Tennessee)	284,000

BNSF Railway owns 23 automotive distribution facilities and serves eight port facilities where automobiles are loaded on or unloaded from multi-level rail cars in the United States and Canada.

BNSF Railway’s largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal, intermodal and coal cars) are shown below:

Classification Yards	Daily Average Cars Processed

Argentine (Kansas City, Kansas)	1,807
Galesburg (Illinois)	1,642
Barstow (California)	1,349
Pasco (Washington)	1,274
Tulsa (Oklahoma)	1,198

As of December 31, 2007, certain BNSF Railway properties and other assets were subject to liens securing $102 million of mortgage debt. Certain locomotives, rolling stock and facilities of BNSF Railway were subject to equipment leases and financing obligations, as referred to in Notes 9 and 10 to the Consolidated Financial Statements.

Productivity
Productivity, as measured by thousand gross ton miles per employee, is shown in the table below. Gross ton miles is defined as the product of the number of loaded and empty miles traveled and the combined weight of the car and contents. Certain prior period amounts have been adjusted to conform to current year presentation.

Year ended December 31,	2007	2006	2005

Thousand gross ton miles divided by average number of employees	27,222	27,092	26,964

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

Consumer Products:
The Consumer Products’ freight business provided approximately 37 percent of freight revenues in 2007 and consisted of the following business sectors:

•
International Intermodal— International business consists primarily of container traffic from steamship companies such as Maersk, Hyundai and Yang Ming.  International Intermodal accounted for approximately 46 percent of total Consumer Products revenues.

•	Domestic Intermodal— Domestic Intermodal generated approximately 45 percent of total Consumer Products revenue. The Domestic Intermodal sector is comprised of the following business areas:

•
Truckload/Intermodal Marketing Companies— The Truckload business area is comprised of full truckload carriers such as J.B. Hunt Transportation, Schneider National and Swift Transportation. The Intermodal Marketing Companies business area is comprised of shippers’ agents and consolidators such as the Hub Group.

•
Expedited Truckload/Less-than-Truckload— This business area is comprised of less-than-truckload carriers and parcel carriers such as United Parcel Service and YRC Worldwide. It also includes expedited truckload carriers such as Werner Enterprises, Stevens Transport and U.S. Xpress Enterprises.

•
Automotive— The transportation of both assembled motor vehicles, primarily those manufactured outside of the United States, and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest provided about 9 percent of total Consumer Products revenues.

Industrial Products:
The Industrial Products’ freight business provided approximately 24 percent of BNSF’s freight revenues in 2007 and consisted of the following five business areas:

•
Construction Products— The Construction Products sector represented approximately 33 percent of total Industrial Products revenues in 2007. This sector serves virtually all of the commodities included in or resulting from the production of steel along with mineral commodities such as clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Industrial taconite, an iron ore derivative produced in northern Minnesota, scrap steel and coal coke are BNSF’s primary input products transported. Finished steel products range from structural beams and steel coils to wire and nails. BNSF links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams and coiled rod for the construction industry. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, are moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and in foundry and oil drilling applications.

•
Building Products— This sector generated approximately 29 percent of total 2007 Industrial Products revenues and includes primary forest product commodities such as lumber, plywood, oriented strand board, particleboard, paper products, pulpmill feedstocks, wood pulp and sawlogs. Also included in this sector are government, machinery and waste traffic. Commodities from this diverse group primarily originate from the Pacific Northwest, Western Canada, upper Midwest and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper and industrial packaging. Shipments of waste, ranging from municipal waste to contaminated soil, are transported to landfills and reclamation centers across the country. The government and machinery business includes aircraft parts, agricultural and construction machinery, military equipment and large industrial machinery.

•
Petroleum Products— Commodities included in the Petroleum Products sector are liquefied petroleum gas (LPG), diesel fuels, asphalt, alcohol, solvents, petroleum coke, lubes, oils, waxes and carbon black. This group made up 16 percent of total Industrial Products revenues for 2007. Product use varies based on commodity and includes the use of LPG for heating purposes, diesel fuel and lubes to run heavy machinery and asphalt for road projects and roofing. Products within this group originate and terminate throughout the BNSF network, with the largest areas of activities being the Texas Gulf, Pacific Northwest, California, Montana and Illinois.

•
Chemicals and Plastic Products— The Chemicals and Plastic Products sector represented approximately 14 percent of total 2007 Industrial Products revenues. This group is composed of industrial chemicals and plastics commodities. These commodities include caustic soda, chlorine, industrial gases, acids, polyethylene, polypropylene and polyvinyl chloride. Industrial chemicals and plastics resins are used by the automotive, housing and packaging industries, as well as for feedstocks, to produce other chemicals and plastic products. These commodities originate primarily in the Gulf Coast region for shipment mainly into domestic markets.

•
Food and Beverages— Food and Beverages represented approximately 8 percent of total 2007 Industrial Products revenues. This group consists of beverages, canned goods and perishable food items. Other consumer goods such as cotton, salt, rubber and tires and miscellaneous boxcar shipments are also included in this business area.

Coal:
In 2007, the transportation of coal contributed about 21 percent of freight revenues. BNSF is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originated from the Powder River Basin of Wyoming and Montana. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central, Southeast, Mountain and Pacific Northwest regions of the United States. BNSF also transports coal from the Powder River Basin to markets in Canada and the eastern United States. Demand for Powder River Basin coal has increased substantially over the past 20 years due to its relatively low sulfur content, abundant reserves, relatively inexpensive mine production and competitive delivered cost to power plants.

Other BNSF coal shipments originate principally in Colorado, Illinois, New Mexico and North Dakota. These shipments move to electrical generating stations and industrial plants in the Mountain and North Central regions of the United States and to Mexico.

Agricultural Products:
The transportation of Agricultural Products provided approximately 18 percent of 2007 freight revenues. These products include wheat, corn, bulk foods, soybeans, oil seeds and meals, feeds, barley, oats and rye, flour and mill products, milo, oils, specialty grains, malt, ethanol and fertilizer. The BNSF system is strategically located to serve the grain-producing regions of the Midwest and Great Plains. The Company continues to develop and operate a shuttle network for grain and grain products, which allows more efficient use of equipment and improved cycle times. In addition to serving most grain-producing areas, BNSF serves most major terminal, storage, feeding and food-processing locations. Furthermore, BNSF has access to major export markets in the Pacific Northwest, western Great Lakes, Texas Gulf and Mexico.

Freight Statistics
The following table sets forth certain freight statistics relating to rail operations for the periods indicated. Certain prior period amounts have been adjusted to conform to current year presentation.

Year ended December 31,	2007	2006	2005
Revenue ton miles (millions)[a]	657,572	647,857	604,656
Freight revenue per thousand revenue ton miles	$23.34	$22.45	$20.85
Average length of haul (miles)	1,079	1,067	1,068
a Revenue ton miles is defined as the product of the number of loaded miles traveled and the weight of the contents.

Revenue, cars/units and average revenue per car/unit information for the three years ended December 31, 2007, is incorporated by reference from a table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Results of Operations; Revenue Table.”

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

Railroad Retirement
Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway’s contributions under the Railroad Retirement System have been almost triple those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II) and other benefits. For 2007, the Railroad Retirement System required up to a 19.75 percent contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65 percent contribution on similar wage bases.

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

Based on weekly reporting by the Association of American Railroads, BNSF’s share of the western United States rail traffic in 2007 was approximately 49 percent.

Item 3. Legal Proceedings
Beginning May 14, 2007, 27 similar class action complaints were filed in six federal district courts around the country against BNSF and four other Class I railroads (and, in some cases, the Association of American Railroads) alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws and seeking injunctive relief and unspecified treble damages.  On November 6, 2007, the Judicial Panel on Multidistrict Litigation entered an order to consolidate cases in the federal district court of the District of Columbia for coordinated or consolidated pretrial proceedings.  (In re:  Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). The Company believes that these claims are without merit and intends to defend against the allegations vigorously.  The Company is also responding to a state grand jury subpoena requesting production of information related to fuel surcharges.  The Company does not believe that the outcome of any of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

Information concerning certain pending tax-related administrative or adjudicative state proceedings or appeals is incorporated by reference from Note 5 to the Consolidated Financial Statements, and information concerning other claims and litigation is incorporated by reference from Note 10 to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted by BNSF to a vote of its securities holders during the fourth quarter of 2007.

Executive Officers of the Registrant

Listed below are the names, ages and positions of all executive officers of BNSF and their business experience during the past five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, retirement, resignation or removal.

Matthew K. Rose, 48
Chairman, President and Chief Executive Officer of BNSF since March 2002.

Thomas N. Hund, 54
Executive Vice President and Chief Financial Officer since January 2001.

Carl R. Ice, 51
Executive Vice President and Chief Operations Officer since January 2001.

John P. Lanigan, Jr., 52
Executive Vice President and Chief Marketing Officer since January 2003.

Roger Nober, 43
Executive Vice President Law and Secretary since January 2007. Prior to that, partner of Steptoe & Johnson LLP, Washington, DC (law firm) from March 2006 and Chairman of the United States Surface Transportation Board from November 2002 – January 2006.

Peter J. Rickershauser, 59
Vice President–Network Development since May 1999.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
BNSF’s common stock is listed on the New York Stock Exchange under the symbol “BNI.” Information as to the high and low sales prices of such stock for the two years ended December 31, 2007, and the frequency and amount of dividends declared on such stock during such periods, is set forth in Note 16 to the Consolidated Financial Statements. The approximate number of holders of record of the common stock at February 4, 2008, was 32,000.

Common Stock Repurchases
The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended December 31, 2007, (shares in thousands):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs[b]
October 1 – 31	272	$85.22	270	32,643
November 1 – 30	1,987	85.51	1,967	30,676
December 1 – 31	1,262	85.23	1,175	29,501
Total	3,521	$85.39	3,412
 a  Total number of shares purchased includes approximately 109 thousand shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 117 thousand shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.

b  On July 17, 1997, the Board initially authorized and the Company announced the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. On December 9, 1999, April 20, 2000, September 21, 2000, January 16, 2003, December 8, 2005 and February 14, 2007, the Board authorized and the Company announced extensions of the BNSF share repurchase program, adding 30 million shares at each date for a total of 210 million shares authorized.
     The share repurchase program does not have an expiration date.

Item 6. Selected Financial Data
The following table presents, as of and for the dates indicated, selected historical financial information for the Company (in millions, except per share data):

December 31,	2007	2006	[a]	2005	[a]	2004	[a]	2003	[a]
For the year ended:
Revenues	$15,802	$14,985		$12,987		$10,946		$9,413
Operating income	$3,486	$3,521		$2,927	[b]	$1,709	[c]	$1,675
Income before cumulative effect of accounting change	$1,829	$1,889		$1,534	[b]	$805	[c]	$783	[d]
Basic earnings per share (before cumulative effect of accounting change)	$5.19	$5.23		$4.13	[b]	$2.18	[c]	$2.12	[d]
Average basic shares	352.5	361.0		371.8		370.0		369.1
Diluted earnings per share (before cumulative effect of accounting change)	$5.10	$5.11		$4.02	[b]	$2.14	[c]	$2.10	[d]
Average diluted shares	358.9	369.8		381.8		376.6		372.3
Dividends declared per common share	$1.14	$0.90		$0.74		$0.64		$0.54
At year end:
Total assets	$33,583	$31,797		$30,436		$29,023		$27,050
Long-term debt and commercial paper, including current portion	$8,146	$7,385		$7,154		$6,516		$6,684
Stockholders’ equity	$11,144	$10,528		$9,638		$9,438		$8,608
Net debt to total capitalization[e]	41.2%	40.0%		42.3%		39.6%		43.6%
For the year ended:
Total capital expenditures	$2,248	$2,014		$1,750		$1,527		$1,726
Depreciation and amortization	$1,293	$1,176		$1,111		$1,035		$927
a  Prior year numbers have been adjusted for the retrospective adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP)  AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 2 to the Consolidated Financial Statements for additional information.

b  2005 operating income, income before cumulative effect of accounting change and earnings per share include an impairment charge related to an agreement to sell certain line segments to the State of New Mexico in the future of $71 million pre-tax, $44 million net of tax, or $0.12 per basic and diluted share. See discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "New Mexico Department of Transportation."

c  2004 operating income, income before cumulative effect of accounting change and earnings per share include a charge for a change in estimate of unasserted asbestos and environmental liabilities of $465 million pre-tax, $288 million net of tax, or $0.78 per basic share and $0.77 per diluted share.

d  2003 income before cumulative effect of accounting change excludes the favorable cumulative effect of an accounting change for asset retirement obligations of $39 million, net of tax, or $0.11 per basic share and $0.10 per diluted share.

e  Net debt is calculated as total debt (long-term debt and commercial paper plus long-term debt due within one year) less cash and cash equivalents, and total capitalization is calculated as the sum of net debt and total stockholders’ equity.

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

Additional operational information, including weekly intermodal and carload unit reports as submitted to the Association of American Railroads (AAR) and annual reports submitted to the Surface Transportation Board (STB), are available on the Company’s website at www.bnsf.com/investors.

Executive Summary

Fiscal Year 2007 — Financial Overview
•	The Company achieved earnings of $5.10 per share compared with 2006 earnings of $5.11 per share.

•	Freight revenues increased 6 percent to $15.3 billion, which included revenue increases in each of the Company’s four business groups.

•
Of the 6-percent increase in freight revenue, 6 percent, 1 percent  and 1 percent was attributable to price, unit growth and fuel surcharges, respectively. These were partially offset by a decrease due to changes in business mix.

•
Operating expenses for 2007 increased 7 percent compared with 2006, largely driven by a $463 million increase in fuel expense primarily reflecting increased fuel prices and a reduced fuel-hedge benefit.

•	Operating income of $3.5 billion for 2007 decreased $35 million from 2006 despite a $310 million reduction in fuel-hedge benefit.

•
Each year capital expenditures are a significant use of cash for BNSF. In 2007, BNSF increased its cash capital expenditures to $2.25 billion from $2.01 billion in the prior year primarily due to both maintenance of BNSF’s track structure and additional expansion projects undertaken in 2007.  Despite the increase in capital expenditures, BNSF’s capital commitments, which includes both cash spent for capital and locomotive leases, decreased approximately $80 million to $2.59 billion in 2007 due to fewer locomotive leases entered into in 2007 as compared to 2006.

Business Outlook for 2008
•	BNSF expects to see revenue growth in the high single digits on about flat unit volumes.

•	Combining projected revenue growth with an ongoing focus on productivity, low double-digit growth in earnings per share is achievable.

•
The Company’s planned capital commitment program for 2008 is approximately $2.45 billion as compared to $2.59 billion in 2007. The decrease in the capital commitment program versus prior year is principally related to lower expansion capital driven by lower anticipated demand.

•
BNSF anticipates leasing 200 locomotives with a cost of about $400 million and investing over $200 million in track and facilities to expand capacity to continue to meet demand for consistent freight rail service. The 2008 capacity expansion program is expected to be approximately $350 million lower than 2007.

•	The Company expects to spend more than $1.8 billion to keep its infrastructure strong by refreshing track, signal systems, structures, freight cars and implementing new technologies.

Results of Operations

Revenue Table
The following table presents BNSF’s revenue information by business group for the years ended December 31, 2007, 2006 and 2005.

	Revenues (in millions)			Cars / Units (in thousands)			Average Revenue Per Car / Unit
Year ended December 31,	2007	2006	2005	2007	2006	2005	2007	2006	2005
Consumer products	$5,664	$5,613	$4,898	5,149	5,520	5,215	$1,100	$1,017	$939
Industrial products	3,684	3,589	3,128	1,664	1,686	1,655	2,214	2,129	1,890
Coal	3,279	2,916	2,448	2,472	2,458	2,238	1,326	1,186	1,094
Agricultural products	2,722	2,427	2,132	1,033	973	916	2,635	2,494	2,328
Total freight revenues	15,349	14,545	12,606	10,318	10,637	10,024	$1,488	$1,367	$1,258
Other revenues	453	440	381
Total operating revenues	$15,802	$14,985	$12,987

Expense Table
The following table presents BNSF’s expense information for the years ended December 31, 2007, 2006 and 2005 (in millions):

Year ended December 31,	2007	2006	[a]	2005	[a]
Compensation and benefits	$3,773	$3,816		$3,515
Fuel	3,197	2,734		1,959
Purchased services	2,023	1,906		1,713
Depreciation and amortization	1,293	1,176		1,111
Equipment rents	942	930		886
Materials and other	1,088	902		876
Total operating expenses	$12,316	$11,464		$10,060
Interest expense	$511	$485		$437
Other expense, net	$18	$40		$37
Income tax expense	$1,128	$1,107		$919
a  Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.
   See Note 2 to the Consolidated Financial Statements for additional information.

Year Ended December 31, 2007, Compared with Year Ended December 31, 2006
BNSF recorded net income for 2007 of $1,829 million, or $5.10 per share. In comparison, net income for 2006 was $1,889 million, or $5.11 per share.

Revenues

Freight
Freight revenues of $15,349 million for 2007 were $804 million, or 6 percent higher than 2006. Freight revenues reflected a 3-percent decrease in unit volumes. Freight revenues included an increase of approximately $150 million in fuel surcharges compared with the same 2006 period. Growth in prices and fuel surcharges drove average revenue per car/unit up 9 percent in 2007 to $1,488 from $1,367 in 2006.

Consumer Products
The Consumer Products' freight business includes a significant intermodal component and consists of the following three business areas:  international intermodal, domestic intermodal, and automotive.

Consumer Products revenues of $5,664 million for 2007 were $51 million, or 1 percent, higher than 2006.  Higher revenue per unit due to improved yields and fuel surcharges was partially offset by lower volumes related to economic softness as well as reduced trans-pacific service of a large international customer.

Industrial Products
Industrial Products’ freight business consists of five business areas:
construction products, building products, petroleum products, chemicals and plastic products and food and beverages.

Industrial Products revenues increased $95 million, or 3 percent, to $3,684 million for 2007, while unit volumes decline 1 percent.  The 4-percent increase in average revenue per car was mainly the result of price increases.  Strong demand for petroleum products, chemicals and plastics was offset by a decline in building products as a result of weakness in the housing market.

Coal
BNSF is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $3,279 million for 2007 increased $363 million, or 12 percent, versus a year ago due to improved yields, contractual inflation escalators, increased tons per unit and fuel surcharges. Coal unit volumes increased 1 percent despite mine production and weather-related issues.

Agricultural Products
The Agricultural Products' freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

Agricultural Products revenues of $2,722 million for 2007 were $295 million, or 12 percent higher than revenues for 2006.  This increase was primarily due to strong volume growth, favorable mix of business and price increases with the strongest revenue growth in wheat, soybeans, bulk foods, ethanol and fertilizer.

Other Revenues
Other revenues increased $13 million, or 3 percent, to $453 million for 2007 compared to 2006. This increase was primarily due to volume growth of BNSF Logistics, an indirect, wholly-owned non-rail subsidiary that specializes in providing third-party logistics and transportation services.

Expenses
Total operating expenses for 2007 were $12,316 million, an increase of $852 million, or 7 percent over 2006.

Compensation and Benefits
Compensation and benefits includes expenses for BNSF employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $3,773 million were $43 million, or 1 percent lower than 2006, on flat employee headcount. Wages and benefit increases were offset by lower variable compensation costs and other cost controls.

Fuel
Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities.

Fuel expenses of $3,197 million for 2007 were $463 million, or 17 percent, higher than 2006. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel, partially offset by a decline in consumption related to improved fuel efficiency. The average all-in cost per gallon of diesel fuel increased by 37 cents to $2.22, or $538 million, which is comprised of an increase in the average purchase price of 16 cents, or $228 million, and a decrease in the hedge benefit of 21 cents, or $310 million (2007 benefit of $31 million less 2006 benefit of $341 million). Consumption in 2007 decreased 36 million gallons to 1,442 million gallons when compared with consumption in the same 2006 period, resulting in a $75 million decrease in fuel expense.

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

Purchased services expenses of $2,023 million for 2007 were $117 million, or 6 percent higher than 2006. Beyond general inflation, the largest drivers of this increase were (i) $25 million in haulage payments for transportation over other railroads, principally due to a new southeast intermodal agreement; (ii) $20 million in purchased transportation costs for BNSF Logistics; (iii) $10 million in locomotive maintenance costs; and (iv) $10 million in ramping costs (lifting of containers onto and off of cars).

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

Depreciation and amortization expenses of $1,293 million for 2007 were $117 million, or 10 percent higher than 2006. This increase was primarily due to continuing capital expenditures as well as updated depreciation rates for locomotives (see discussion under the heading “Critical Accounting Estimates; Depreciation”).

Equipment Rents
Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses for 2007 of $942 million were $12 million, or 1 percent, higher than 2006, on a 3-percent decline in unit volumes. The variance represents an increase in locomotive lease expense, partially offset by a decrease in freight car equipment expense due to the impact of the Company’s privatization efforts, lower volumes and velocity improvements for freight car equipment.

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

Materials and other expenses of $1,088 million for 2007, which consisted of approximately $450 million of materials expense with the remainder consisting of numerous other items, were $186 million, or 21 percent higher than 2006. The increase was primarily due to increases of approximately (i) $65 million and $16 million first quarter environmental and technology charge, respectively (see discussion under the heading “Other Matters; Charge for Environmental Costs and Technology System Write-Off”); (ii) $40 million in environmental remediation developments; (iii) $25 million due largely to rising costs for materials for locomotives, freight cars and track structure; and (iv) $20 million in crew transportation costs principally due to increased fuel and insurance-related costs as well as increased usage due to adverse weather. In addition, a $22 million gain from a line sale to the State of New Mexico was recorded in 2006 (see discussion under the heading “Other Matters; New Mexico Department of Transportation”).

Interest Expense
Interest expense of $511 million for 2007 was $26 million, or 5 percent higher than 2006. This increase was primarily the result of a higher average debt balance, partially offset by lower average rates.

Income Taxes
The effective rate in 2007 was 38.2 percent compared with 36.9 percent for the prior year. The increase in the effective tax rate primarily reflects income tax adjustments that favorably impacted income tax expense in 2006 as compared with 2007.

Year Ended December 31, 2006, Compared with Year Ended December 31, 2005
BNSF recorded net income for 2006 of $1,889 million, or $5.11 per share. In comparison, net income for 2005 was $1,534 million, or $4.02 per share, which included a $0.12 per share impairment charge related to an agreement to sell certain line segments to the State of New Mexico (see discussion under heading “Other Matters; New Mexico Department of Transportation”).

Revenues

Freight
Freight revenues of $14,545 million for 2006 were $1,939 million, or 15 percent higher than 2005. Freight revenues reflected a 6-percent increase in volumes. Freight revenues include an increase of approximately $600 million in fuel surcharges compared with the same 2005 period. Growth in prices and fuel surcharges drove average revenue per car/unit up 9 percent in 2006 to $1,367 from $1,258 in 2005.

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

Coal
Coal revenues of $2,916 million for 2006 increased $468 million, or 19 percent, versus 2005. The revenue increase was primarily driven by a 10-percent increase in volumes resulting from significant customer demand and greater line throughput due to increased network fluidity. Average revenue per car increased 8 percent driven by contractual price escalations, increased length of haul and fuel surcharges.

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

Expenses
Total operating expenses for 2006 were $11,464 million, an increase of $1,404 million, or 14 percent over 2005. The increase in operating expenses was primarily the result of significant fuel price increases and a 6-percent increase in gross-ton miles handled. Operating expenses for 2005 were impacted by a $71 million pre-tax impairment charge related to an agreement to sell certain line segments to the State of New Mexico.

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

Depreciation and Amortization
Depreciation and amortization expenses of $1,176 million for 2006 were $65 million, or 6 percent higher than 2005. This increase was primarily due to ongoing capital expenditures.

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

Materials and Other
Materials and other expenses of $902 million for 2006, which consisted of approximately $425 million of materials expense with the remainder consisting of numerous other items, were $26 million, or 3 percent higher than 2005. The increase was primarily due to increases of approximately (i) $65 million in materials costs for locomotives, freight cars and track structure; (ii) $35 million in crew transportation and lodging expense; (iii) $20 million in property taxes; and (iv) $20 million in expense related to derailments. These increases were offset by a $22 million gain from a line sale to the State of New Mexico recorded in 2006. Expenses for 2005 were impacted by a $71 million pre-tax impairment charge related to an agreement to sell certain line segments to the State of New Mexico (see discussion under the heading “Other Matters; New Mexico Department of Transportation”).

Interest Expense
Interest expense of $485 million for 2006 was $48 million, or 11 percent higher than 2005. This increase was primarily the result of a higher average debt balance.

Income Taxes
The effective rate in 2006 was 36.9 percent compared with 37.5 percent for the prior year. The decrease in the effective tax rate primarily reflects income tax adjustments that favorably impacted income tax expense in 2006 as compared with 2005.

Liquidity and Capital Resources
Liquidity is a company’s ability to generate cash flows to satisfy current and future obligations. Cash generated from operations is BNSF’s principal source of liquidity. BNSF generally funds any additional liquidity requirements through debt issuance, including commercial paper, through leasing of assets and through the sale of a portion of its accounts receivable.

Operating Activities

2007
Net cash provided by operating activities was $3,492 million during 2007 compared with $3,189 million during 2006. The increase was primarily the result of an increase in earnings before depreciation and amortization expense, higher environmental accruals in 2007, and higher contributions to the pension plan in 2006.

2006
Net cash provided by operating activities was $3,189 million during 2006 compared with $2,706 million during 2005. The increase was primarily the result of an increase in earnings before depreciation and amortization expense.

Investing Activities

2007
Net cash used for investing activities was $2,415 million during 2007 compared with $2,167 million during 2006. Investing activities for the year included $2,248 million of capital expenditures, which were $234 million higher than 2006 primarily due to an increase in capital expenditures for maintenance of BNSF’s track structure and for terminal and line expansions as illustrated in the table below.

2006
Net cash used for investing activities was $2,167 million during 2006 compared with $2,120 million during 2005. Investing activities for the year included $2,014 million of capital expenditures, which were $264 million higher than 2005 primarily due to an increase in capital expenditures for maintenance of BNSF’s track structure and for terminal and line expansions as illustrated in the table below. The decrease in cash used for other investing activities primarily reflects timing of equipment financing activities, $50 million in consideration received for the third easement sale to Seattle Sound Transit and $45 million in consideration received for the New Mexico line sale as discussed in the “Other Matters” section. Additionally, 2005 included consideration paid to another carrier for trackage rights and alternative access rights and an investment in Pace Synfuels.

A breakdown of cash capital expenditures during 2007, 2006 and 2005 is set forth in the following table (in millions):

Year ended December 31,	2007	2006	2005
Maintenance of way:
Rail	$376	$304	$232
Ties	316	311	284
Surfacing	235	214	183
Other	432	397	354
Total maintenance of way	1,359	1,226	1,053
Mechanical	141	152	136
Information services	75	65	64
Other	105	121	108
Total maintenance of business	1,680	1,564	1,361
Terminal and line expansion	568	450	389
Total	$2,248	$2,014	$1,750

The table above does not include expenditures for equipment financed through operating leases (principally related to locomotives).

Financing Activities

2007
Net cash used for financing activities during 2007 was $1,122 million, primarily related to common stock repurchases of $1,265 million, including $43 million to satisfy tax withholding obligations for stock option exercises, and dividend payments of $380 million, which were partially offset by net debt borrowings of $234 million, proceeds from stock options exercised of $142 million, excess tax benefits from equity compensation plans of $121 million and proceeds from a facility financing obligation of $41 million.

Aggregate debt to mature in 2008 is $411 million. BNSF’s ratio of net debt to total capitalization was 41.2 percent at December 31, 2007, compared with 40.0 percent at December 31, 2006. The Company’s adjusted net debt to total capitalization was 51.8 percent at December 31, 2007, compared with 51.7 percent at December 31, 2006. BNSF’s adjusted net debt to total capitalization is a non-GAAP measure and should be considered in addition to, but not as a substitute or preferable to, the information prepared in accordance with GAAP. However, management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.

The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

December 31,	2007	2006 [a]
Net debt to total capitalization[b]	41.2%	40.0%
Adjustment for long-term operating leases[c]	10.5	11.2
Adjustment for other debt equivalents[d]	0.5	0.5
Adjustment for unfunded pension and retiree health and welfare liability[a]	0.7	1.1
Adjustment for junior subordinated notes[e]	(1.1)	(1.1)
Adjusted net debt to total capitalization	51.8%	51.7%
a   Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.  See Note 2 to the Consolidated Financial Statements for additional information.

b  Net debt to total capitalization is calculated as total debt (long-term debt and commercial paper plus long-term debt due within one year) less cash and cash equivalents divided by the sum of net debt and total stockholders’ equity.

c   Represents the net present value of future operating lease commitments.

d   Adjustment for other debt equivalents principally includes accounts receivable financing (see Note 6 to the Consolidated Financial Statements for additional information).

e   Junior subordinated notes are included in total debt on the respective Consolidated Balance Sheets; however, as they include certain equity characteristics, they have been assigned 50 percent equity credit for purposes of this calculation.

In February 2007, the Board of Directors (the Board) authorized an additional $1.4 billion of debt securities that may be issued through the Securities and Exchange Commission (SEC) debt shelf registration process, for a total of $2.1 billion authorized to be issued.

In April 2007, BNSF issued $650 million of 5.65 percent debentures and $650 million of 6.15 percent debentures due May 1, 2017 and May 1, 2037, respectively. The net proceeds from the sale of the debentures are being used for general corporate purposes including, but not limited to, working capital, capital expenditures, funding the maturity of debt which matured in 2007, the repayment of commercial paper and the repurchase of common stock. The issuance of these debentures reduced the amount of debt authorized to be issued by the Board through the SEC debt shelf registration process to $800 million.

In 2007, BNSF entered into several capital leases totaling approximately $325 million to finance locomotives and freight cars. The terms of the leases are between 15 and 20 years.

In 2005, the Company commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF will lease the facility from the third party for 20 years. Construction is expected to be completed by early 2009 with an approximate cost of $160 million. As of December 31, 2007, BNSF has sold $41 million of completed improvements. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement.  The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company's Consolidated Statements of Cash Flows.

2006
Net cash used for financing activities during 2006 was $722 million, primarily related to common stock repurchases of $730 million and dividend payments of $310 million, which were partially offset by net debt borrowings of $116 million, proceeds from stock options exercised of $116 million and excess tax benefits from equity compensation plans of $95 million. Upon adoption of SFAS No. 123R, the excess tax benefits from equity compensation plans were classified in financing activities. However, as the Company adopted SFAS No. 123R prospectively, financial statements prior to January 1, 2006, include excess tax benefits as an operating activity.

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

In December 2005, BNSF issued $500 million of 6.613 percent junior subordinated notes due December 31, 2055. The junior subordinated notes are callable on or after January 15, 2026, at par plus accrued and unpaid interest. On January 15, 2026, if the junior subordinated notes are not called, the interest rate will change to an annual rate equal to the 3-month London Interbank Offered Rate (LIBOR) plus 2.35 percent, reset quarterly. Interest payments may be deferred, at the option of the Company, on a cumulative basis for a period of up to five consecutive years; however, during this time the Company would not be permitted to declare or pay dividends on its common stock. In the event that certain financial covenants are not maintained, the Company would be required to sell common stock, the proceeds of which would be used to pay any accrued and unpaid interest. At December 31, 2007, the Company was in compliance with these covenants. Because of this structure, certain rating agencies provide a considerable degree of equity treatment for purposes of calculating various ratios and metrics. The majority of the net proceeds of the debt issuance were used to repurchase common stock, with the remainder used for general corporate purposes.

Dividends
Common stock dividends declared were $1.14, $0.90 and $0.74 per share annually for 2007, 2006 and 2005, respectively. Dividends paid on common stock were $380 million, $310 million and $267 million during 2007, 2006 and 2005, respectively. On October 18, 2007, the Board declared a quarterly dividend of $0.32 per share on outstanding shares of common stock, payable January 2, 2008 to shareholders of record on December 12, 2007. On February 13, 2008, the Board declared a quarterly dividend of $0.32 per share on outstanding shares of common stock, payable April 1, 2008, to shareholders of record on March 11, 2008.

Common Stock Repurchase Program
During 2007, 2006 and 2005, the Company repurchased approximately 15 million, 18 million and 14 million shares, respectively, of its common stock at average prices of $83.96 per share, $73.43 per share and $54.95 per share, respectively. Further information on this repurchase program is incorporated by reference from Note 15 to the Consolidated Financial Statements.

In February 2007, the Board authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the total of 180 million shares previously authorized in equal amounts in July 1997, December 1999, April 2000, September 2000, January 2003 and December 2005.

Since 2001, BNSF has primarily utilized free cash flow to repurchase its shares. In February 2007, BNSF announced it would modify its share repurchase approach based on improved credit statistics over the past few years, including interest coverage, debt-to-cash flow and debt-to-capital ratios. These credit statistics have improved sufficiently that BNSF is now devoting additional financial capacity to share repurchases. This difference in approach is expected to result in a moderately higher level of debt.

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

During 2007, BNSF agreed to acquire an additional 1,025 locomotives, bringing its total commitment to acquire 1,505 new locomotives by 2013. As of December 31, 2007, BNSF had taken delivery of 480 of the 1,505 locomotives, including 200 during 2007.

During 2006, BNSF agreed to acquire 4,000 covered hoppers and 1,400 double-stack cars by 2010. As of December 31, 2007, BNSF had taken delivery of 1,998 of the covered hoppers and 350 of the double-stack cars.

The locomotives and freight cars under these agreements have been or are expected to be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases and debt issuances. The decision on the method used for a particular acquisition financing will depend on market conditions and other factors at that time.

The Company also utilizes a commercial paper program backed by a bank revolving credit agreement to manage liquidity needs. For 2008 and the foreseeable future, the Company expects that cash from operating activities, access to capital markets, the accounts receivable sales program and the bank revolving credit agreement will be sufficient to enable the Company to meet its obligations when due. The Company believes these sources of funds will also be sufficient to fund capital additions that are necessary to maintain its competitiveness and position the Company for future revenue growth.

The Company’s ratio of earnings to fixed charges was 4.62 and 4.90 times for the years ended December 31, 2007 and 2006, respectively. Additionally, the Company’s ratio of net cash provided by operating activities divided by total average debt was 44 percent for the years ended December 31, 2007 and 2006, respectively.

The following table summarizes the Company’s obligations under long-term debt and other contractual commitments at December 31, 2007 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt[a]	$7,208	$258	$605	$1,037	$5,308
Capital lease obligations	938	153	245	132	408
Interest payments[b]	7,751	280	913	800	5,758
Operating lease obligations[c]	7,498	699	1,310	1,107	4,382
Purchase obligations[d]	14,304	5,126	2,463	1,831	4,884
Other long-term liabilities reflected on the balance sheet under GAAP[e]	575	98	196	157	124
Total contractual obligations	$38,274	$6,614	$5,732	$5,064	$20,864
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

e  Consists of employee separation payments as discussed in Note 11 to the Consolidated Financial Statements, actuarially estimated payments from BNSF expected to be made over the next five years for the pension plans and the retiree health and welfare plan as discussed in Note 13 to the Consolidated Financial Statements and estimated future cash flows for income tax liabilities and interest accrued related to unrecognized tax benefits as discussed in Note 5 to the Consolidated Financial Statements.

In the normal course of business, the Company enters into long-term contracts for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Credit Agreement
Commercial paper and the revolving credit agreement are discussed in Note 9 to the Consolidated Financial Statements. The $1.2 billion revolving credit agreement includes covenants and events of default typical for this type of facility, including a maximum debt-to-capital test and a $75 million cross-default provision. At December 31, 2007, there were no bank borrowings against the revolving credit agreements, and the Company was in compliance with its debt covenants. BNSF’s maximum debt-to-capital test provides approximately $8 billion of debt capacity above BNSF’s outstanding debt as of December 31, 2007, before an event of default would occur under these covenants. With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreement. A voluntary bankruptcy or insolvency would be considered an immediate termination event.

Market Conditions
In spite of recent credit market conditions resulting from issues within the sub-prime mortgage market, BNSF has not experienced significant impacts to liquidity or cost of debt. The market conditions have not affected BNSF’s ability to issue commercial paper, secure necessary debt financings or obtain funding through its accounts receivable sales program.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable
The accounts receivable sales program of Santa Fe Receivables Corporation, as described in Note 6 to the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a maximum debt-to-capital test, which is the same as in the BNSF revolving credit agreements described above. BNSF’s maximum debt-to-capital test provides approximately $8 billion of debt capacity above BNSF’s outstanding debt as of December 31, 2007. At December 31, 2007, the Company’s capacity to sell undivided interests to investors under the accounts receivable sales program was $700 million, which was comprised of two $175 million, 364-day accounts receivable sales facilities and two $175 million, 3-year accounts receivable sales facilities. The Company amended the two 364-day facilities in November 2007, reducing the committed amounts to $175 million each and modifying their maturities to November 2008. The two 3-year facilities were entered into in November 2007 concurrently with the amendment and extension of the 364-day facilities and will mature in November 2010.  Outstanding undivided interests held by investors under the A/R sales program were $300 million at December 31, 2007 and December 31, 2006, respectively. Management expects to be able to either extend the commitment of the current investors under the 364-day facilities past November 2008 or to find additional investors in the accounts receivable sales program who will commit to purchase undivided interests after November 2008.

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

Other Matters

Charge for Environmental Costs and Technology System Write-Off
In the first quarter of 2007, the Company recorded a pre-tax charge of $81 million, or $0.14 after-tax per share. This charge reflected an approximate $65 million increase in environmental costs primarily related to a final resolution with the State of Washington and its Department of Ecology on clean-up of an existing environmental site at Skykomish and an adverse reversal of a trial court decision on appeal regarding a site at Arvin, California. In addition, the Company recorded a non-cash charge of $16 million to write-off a technology system that has been replaced.

Planned Major Maintenance Activities
Effective January 1, 2007, the Company transitioned to the deferral method of accounting for leased locomotive overhauls under the Financial Accounting Standards Board (FASB) Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities, issued in September 2006. Additional information concerning the adoption of this accounting principle is incorporated by reference from Note 2 to the Consolidated Financial Statements.

Uncertain Tax Positions
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. Additional information concerning the Company’s uncertain tax positions is incorporated by reference from Notes 2 and 5 to the Consolidated Financial Statements.

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

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance. As of December 31, 2007, BNSF’s counterparties have an investment grade credit rating.

Fuel
BNSF measures the fair value of fuel hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged (see Note 3 to the Consolidated Financial Statements for additional information).

Subsequent to December 31, 2007, the Company entered into fuel swap agreements utilizing New York Mercantile Exchange #2 Heating Oil. The following table provides additional fuel-hedge data through February 4, 2008 based on the quarter being hedged.

	Quarter Ending
2008	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	–	6.80	6.80	6.06	19.66
Average swap price (per gallon)	$–	$2.42	$2.43	$2.48	$2.44

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

In anticipation of a future debt issuance, the Company entered into treasury locks in January 2008, having an aggregate notional amount of $75 million to fix a portion of the rate for a future 10-year unsecured debt issuance.  Including the seven treasury locks that were executed in 2007 for the same expected debt issuance, the total amount hedged is $250 million with an average locked-in rate of 4.24 percent. The treasury locks are expected to be unwound during 2008, and any gain or loss on the hedges will be amortized to interest expense over the life of the issued debt. These transactions are accounted for as cash flow hedges.

Employee and Labor Relations
A significant majority of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with various labor organizations. A negotiating process for new, major collective bargaining agreements covering all of BNSF Railway’s union employees has been underway since the bargaining round was initiated November 1, 2004. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over an extended period of time and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of U.S. Presidential intervention) are exhausted. Agreements undergoing renegotiation in the current bargaining round provide for periodic wage increases until new agreements are reached.

The current bargaining round for all unions with contracts that came into effect after January 1, 2005, began on and after November 1, 2004, with the serving of Section 6 notices, which are each side’s initial proposals. BNSF is participating in a coordinated national handling of these proposals. The current agreements remain in effect until new agreements are reached or until changes to the existing agreements are made.

Final agreements have been reached under the current bargaining round, covering about 65 percent of BNSF’s unionized workforce. These agreements resolve all wage, work rule, and benefit issues through December 31, 2009. A tentative agreement (subject to membership ratification—a process which will take from 45 to 90 days) was reached with the United Transportation Union (“UTU”) on January 28, 2008. The UTU represents just under 30 percent of BNSF’s scheduled employees. BNSF remains in national bargaining with the International Association of Machinists and Aerospace Workers.

Seattle Sound Transit
In December 2003, BNSF Railway Company entered into several agreements with Central Puget Sound Regional Transit Authority (Sound Transit), a government authority established by King, Pierce and Snohomish counties within the State of Washington. BNSF has agreed to sell to Sound Transit under the threat of condemnation a combination of (i) four easements enabling Sound Transit to offer commuter rail service over existing BNSF track from Seattle to Everett and (ii) 18 miles of railroad line from south of Tacoma to Nisqually, Washington.

Sound Transit agreed to pay BNSF approximately $260 million for four commuter easements to operate trains on the segment between Seattle and Everett and entered into agreements both for service on the commuter easements and joint use of track for commuter and freight purposes. The Company received approximately $80 million of cash in 2003 upon the closing of the first easement, $80 million of cash in 2004 upon closing of the second easement, $50 million of cash in 2006 upon closing of the third easement and $50 million in cash in 2007 upon closing of the fourth and final easement. The sale proceeds will be recognized in income over the average life of the associated track structure (approximately 37 years).

Additionally, the Company sold 18 miles of railroad line and associated real estate from south of Tacoma to Nisqually in several separate transactions. The Company recognized gains associated with the sale of $9 million and $7 million, net of tax, in 2005 and 2004, respectively.

New Mexico Department of Transportation
In the fourth quarter of 2005, BNSF Railway Company entered into agreements with the New Mexico Department of Transportation to sell the Company’s rail line and certain adjacent property between Belen, New Mexico and Trinidad, Colorado, through a series of sales agreements, while retaining freight easement rights on the line. The Company recognized an impairment charge in 2005 related to this agreement of $71 million. During the first quarter of 2006, upon closing the sale of the first line segment, the Company recognized a gain of $22 million and received a cash payment of $45 million. During the first quarter of 2007, upon closing the sale of the second line segment, the Company recognized a gain of $2 million and received cash of $18 million. Upon satisfaction of closing conditions, the remaining line sales are expected to close in 2008. BNSF expects to receive a cash payment of $4 million in 2008 related to this transaction and any related gain is immaterial. The impairment charge and the gains were recorded as a component of materials and other expense.

American Jobs Creation Act of 2004
In October 2004, the American Jobs Creation Act of 2004 was signed into law. Part of the legislation includes the repeal of a 4.3–cent tax per gallon of diesel fuel. The tax was gradually phased out in 2005 and 2006 and was completely phased out January 1, 2007. Based on actual fuel consumption, the repeal of the tax resulted in $32 million, $8 million and $21 million in incremental savings for the years ended December 31, 2007, 2006 and 2005, respectively.

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

BNSF assesses its unasserted liability exposure on an annual basis during the third quarter. BNSF determines its asbestos liability by estimating its exposed population, the number of claims likely to be filed, the number of claims that will likely require payment, and the estimated cost per claim. Estimated filing and dismissal rates and average cost per claim are determined utilizing recent claim data and trends.

Key elements of the assessment include:

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

•
An estimate of the future anticipated claims filing rate by type of disease (non-malignant, cancer and mesothelioma) was computed using the Company’s average historical claim filing rates for the period 2004-2006.

•	An estimate of the future anticipated dismissal rate by type of claim was computed using the Company’s historical average dismissal rates observed in 2005-2007.

•
An estimate of the future anticipated settlement by type of disease was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of incidence observed during 2005-2007.

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

The most sensitive assumptions for this accrual are the estimated future filing rates and estimated average claim values. Asbestos claim filings are typically sporadic and may include large batches of claims solicited by law firms. To reflect these factors, BNSF used a multi-year calibration period (i.e., the average historical filing rate for the period 2004-2006) because it believed it would be most representative of its future claim experience. In addition, for non-malignant claims, the number of future claims to be filed against BNSF declines at a rate consistent with both mortality and age as there is a decreasing propensity to file a claim as the population ages. BNSF believes the average claim values by type of disease from the historical period 2005-2007 are most representative of future claim values. Non-malignant claims, which represent approximately 90 percent of the total number and 75 percent of the cost of estimated future asbestos claims, were priced by age of the projected claimants. Historically, the ultimate settlement value of these types of claims is most sensitive to the age of the claimant. A 10-percent increase or decrease in either the forecasted number of unasserted claims or the average claim values would result in an approximate $25 million increase or decrease in the liability recorded for unasserted asbestos claims.

Further discussion on asbestos is incorporated by reference from Note 10 to the Consolidated Financial Statements.

Other Personal Injury
BNSF estimates its other personal injury liability claims and expense quarterly based on the covered population, activity levels and trends in frequency and the costs of covered injuries. Estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FIN 14, Reasonable Estimation of the Amount of a Loss, is immaterial for these repetitive stress and other occupational trauma claims.

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

The most sensitive assumptions for this accrual are the expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. A 10-percent increase or decrease in either the expected average cost per claim or the frequency rate for claims with payment would result in an approximate $45 million increase or decrease in BNSF’s recorded other personal injury reserves.

Further discussion on other personal injury is incorporated by reference from Note 10 to the Consolidated Financial Statements.

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

BNSF estimates the ultimate cost of cleanup efforts at its known environmental sites on an annual basis during the third quarter. Ultimate cost estimates for environmental sites are based on historical payment patterns, current estimated percentage to closure ratios and benchmark patterns developed from data accumulated from industry and public sources, including the Environmental Protection Agency and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress. The most significant assumptions are as follows: (i) historical payment patterns of site development and (ii) variance from benchmark costs. A 10 percent change in any of these individual assumptions could result in an increase or decrease of up to $20 million in BNSF’s estimated environmental liability.

Further discussion on environmental is incorporated by reference from Note 10 to the Consolidated Financial Statements.

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

BNSF recorded total income tax expense, including federal, state and other income taxes, of $1,128 million, $1,107 million and $919 million for the years ended December 31, 2007, 2006 and 2005, respectively. BNSF’s Consolidated Balance Sheets reflect $290 million and $345 million of net current deferred tax assets at December 31, 2007 and 2006, respectively. Also included in BNSF’s Consolidated Balance Sheets are $8,484 million and $8,298 million of net non-current deferred tax liabilities at December 31, 2007 and 2006, respectively. Classification of deferred tax assets and liabilities as current or non-current is determined by the financial statement classification of the asset or liability to which the temporary difference is related. If a temporary difference is not related to an asset or liability for financial reporting, it is classified according to the expected reversal date of the temporary difference.

Valuation allowances are established to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. BNSF has not recorded a valuation allowance, as it believes that the deferred tax assets will be fully realized in the future.

All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation, are closed through 1994 and the business combination date of September 22, 1995, respectively. Internal Revenue Service (IRS) examination of the years 1995 through 1999 for BNSF is completed, and the un-agreed issues are pending before IRS Appeals. It is anticipated that a settlement with the IRS for the years 1995 through 1999 may be reached within the next twelve months. Examination of the years 2000 through 2002 and 2003 through 2005 for BNSF are completed and protests of the un-agreed issues are pending before IRS Appeals. BNSF is currently under examination for year 2006.

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

Due to the capital-intensive nature of BNSF’s business, a significant portion of the audit issues with the IRS and other taxing authorities relate to whether expenditures are classified as maintenance or capital and whether certain asset valuations are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2007.

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

The Company has not significantly changed its methodology for calculating income tax expense for the years presented, and there are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or assumptions described above. Further information on uncertain tax positions is incorporated by reference from Notes 2 and 5 to the Consolidated Financial Statements.

Employment Benefit Plans
BNSF sponsors a funded, noncontributory qualified pension plan, the BNSF Retirement Plan, which covers most non-union employees, and an unfunded non-tax-qualified pension plan, the BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under these pension plans are based on years of credited service and the highest consecutive sixty months of compensation for the last ten years of salaried employment with BNSF. BNSF’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes with respect to the funded plan.

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

The amounts recorded in the Consolidated Statements of Income for the pension and the retiree health and welfare plans were as follows (in millions):

Year ended December 31,	2008 Estimate	2007	2006	2005

Net pension cost	$30	$52	$68	$38
Net retiree health and welfare cost	$17	$17	$14	$11

The decrease in the 2008 net pension cost as compared to 2007 primarily reflects higher than expected returns on plan assets over the past several years as well as a 50 basis point increase in the discount rate.

At December 31, 2007, BNSF had net losses, excluding prior service costs, of $234 million and $67 million related to the pension and retiree health and welfare benefits plans, respectively, which had been recognized as a component of AOCL under SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132R, as described in Note 13 to the Consolidated Financial Statements. These losses were comprised of gains and losses from changes in discount rates, actuarial assumptions and census data as well as market gains and losses and will be recognized as a component of net pension and retiree health and welfare costs over the next 17 and 8 years, respectively, as follows:

	Deferred Losses to Be Recognized (in millions)
Fiscal year	Pension	Retiree Health and Welfare Benefits
2008[a]	$16	$4
2009	10	4
2010	5	4
2011	2	3
2012	2	3
Thereafter	21	21
 a  Excludes a $5 million pre-tax component of the $7 million net of tax decrease to retained earnings recorded in January 2008 related to the change in measurement date under SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and
    132R.  See Note 13 to the Consolidated Financial Statements.

The Company estimates liabilities and expenses for the pension and retiree health and welfare plans. Estimated amounts are based on historical information, current information and estimates about future events and circumstances. Significant assumptions used in the valuation of the pension or retiree health and welfare obligations include expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate.

From time to time, the Company will change pension and retiree health and welfare assumptions in response to current conditions and expected future experience. Significant assumptions for the past three years are as follows:

	Pension Benefits			Retiree Health and Welfare Benefits
Assumptions Used to Determine Net Cost for Fiscal Years Ended December 31,	2007	2006	2005	2007	2006	2005
Discount rate	5.50%	5.25%	5.75%	5.50%	5.25%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	–%	–%	–%
Assumed health care cost trend rate	–%	–%	–%	10.00%	10.50%	10.00%
Rate to which health care cost trend rate is expected to decline and remain	–%	–%	–%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	–	–	–	2012	2012	2010
Rate of compensation increase	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%

	Pension Benefits		Retiree Health and Welfare Benefits
Assumptions Used to Determine Benefit Obligations at September 30 [a]	2007	2006	2007	2006
Discount rate	6.00%	5.50%	6.00%	5.50%
Assumed health care cost trend rate	–%	–%	10.50%	10.00%
Rate to which health care cost trend rate is expected to decline and remain	–%	–%	5.00	5.00%
Year that the rate reaches the ultimate trend rate	–	–	2016	2012
Rate of compensation increase	3.80%	3.90%	3.80%	3.90%
a  The Company’s pension and retiree health and welfare plans used a measurement date of September 30 through 2007. However, BNSF is changing its measurement date and has elected to apply the transition option under which a 15-month measurement was determined as of September 30, 2007 that covers the period until the fiscal year-end measurement is required on December 31, 2008. See Note 13 to the Consolidated Financial Statements.

BNSF determined the discount rate by adjusting the Moody’s Aa Corporate bond yield to reflect the difference between the duration of the future estimated cash flows of the Company’s pension and retiree health and welfare plans and the duration of the Moody’s Aa index. The expected return on plan assets reflects the expected long-term rates of return on those assets. The rate of compensation increase is determined based on historical experience. Finally, the health care cost trend rates reflect the expected future increases in health care costs.

The discount rate used for the 2008 calculation of net benefit cost was increased to 6.00 percent to reflect market conditions at the September 30, 2007 measurement date. The expected rate of return on plan assets remained consistent from 2007 to 2008, and the Company does not expect any near-term significant changes to the current investment allocation of assets. However, unforeseen changes in the investment markets or other external factors could prompt changes in these estimates in future years.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and rate of return on plan assets:

Sensitivity Analysis
Hypothetical Discount Rate Change	Change in Net Benefit Cost
	Pension	Retiree Health and Welfare
50 basis point decrease	$6 million increase	$1 million increase
50 basis point increase	$6 million decrease	$1 million decrease
Hypothetical Rate of Return on Plan Assets Change
Pension
50 basis point decrease	$7 million increase
50 basis point increase	$7 million decrease

Based on its current assumptions and funding methodology, the Company is expected to be required to make contributions of $34 million to the BNSF Retirement Plan in 2008.  The Company currently determines required funding by amortizing asset gains and losses over a period of five years. If the Company was required to fully fund the unfunded portion of its projected benefit obligation, which was $173 million at December 31, 2007, for these pension plans and $299 million for the retiree health and welfare plan, the Company’s management believes that it would have sufficient liquidity, and it could fund the balance without a significant impact to the Company’s financial position. Additionally, the Company expects to make benefit payments in 2008 of approximately $7 million and $25 million from its non-qualified defined benefit and retiree health and welfare plans, respectively.

In August of 2006, the President signed the Pension Protection Act of 2006 (PPA) into law. While the Act will have some effect on specific plan provisions in the Company’s retirement program, its primary effect will be to change the minimum funding requirements. The Company expects that the Act will accelerate the required funding of future contributions for the Company’s pension plans beginning with the 2009 fiscal year. Anticipated payments, including the impact of the PPA, over the next five years are included in the Contractual Obligations table under the heading “Long-Term Debt and Other Obligations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company does not anticipate that this legislation will significantly impact its results of operations, financial condition or liquidity.

Further information on employee benefits is incorporated by reference from Note 13 to the Consolidated Financial Statements.

Depreciation
Due to the capital-intensive nature of the railroad industry, depreciation expense is a significant component of the Company’s operating expense. The Company recorded depreciation and amortization expenses of $1,293 million, $1,176 million and $1,111 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the Company had property and equipment, net balances of $29,567 million and $27,921 million, which included $9,177 million and $8,617 million, respectively, of accumulated depreciation.

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

See Note 2 to the Consolidated Financial Statements for additional information related to the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.

A study conducted in 2007 resulted in the Company adopting new depreciation rates for locomotives that resulted in a net increase in 2007 depreciation expense of $17 million and approximately $22 million on an ongoing annual basis, as calculated using the asset base at the time of the rate change. In 2006, the Company conducted a depreciation rate study of its equipment (excluding locomotives). The results of this study did not materially impact the Company’s current or future results of operations. All other rate studies are current under the STB’s requirements.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•
Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF’s supplier base, adverse economic conditions in the industries and geographic areas that produce and consume freight, changes in demand due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal governmental tariffs or subsidies that could affect the demand for grain, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, level of service failures that could lead customers to use competitors’ services, changes in fuel prices and other key materials and disruptions in supply chains for these materials, changes in the securities and capital markets and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment;

•
Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; and

•
Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, the ability to expand the capacity of the system, congestion on other railroads and capacity constraints affecting all links in the transportation chain that feed traffic and goods to BNSF’s systems, restrictions on development and expansion plans due to environmental concerns, disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

Year ended December 31,	2007	2006
Fuel-hedge benefit (including ineffective portion of unexpired hedges)	$31	$341
Interest rate hedge loss	(3)	(1)
Total hedge benefit	28	340
Tax effect	(11)	(131)
Hedge benefit, net of tax	$17	$209

The Company’s fuel-hedge benefit is due to increases in fuel prices subsequent to the initiation of various hedges. The information presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Notes 3 and 9 to the Consolidated Financial Statements describe significant aspects of BNSF’s financial instrument activities that have a material market risk. Additionally, the Company uses fuel surcharges, which it believes substantially mitigates the risk of fuel price volatility.

Commodity Price Sensitivity
BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of December 31, 2007, are based on the front month settlement prices of West Texas Intermediate crude oil (WTI). For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel and WTI.

At December 31, 2007, BNSF had recorded a net fuel-hedging asset of $39 million for fuel hedges covering 2008 through 2010.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending December 31, 2008, and the balance sheet impact from the hypothetical price changes, both based on the Company’s hedge position at December 31, 2007:

Sensitivity Analysis
Hedged Commodity Price Change	Fuel-Hedge Annual Pre-Tax Earnings Impact	Balance Sheet Impact of Change in Fuel-Hedge Fair Value
10 percent increase	$9 million increase	$13 million increase
10 percent decrease	$9 million decrease	$13 million decrease

Based on fuel consumption during the twelve-month period ending December 31, 2007, of 1,442 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a 10-percent increase or decrease in the commodity price per gallon would result in an approximate $295 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis.

At December 31, 2007, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 3 to the Consolidated Financial Statements.

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

At December 31, 2007, the fair value of BNSF’s debt, excluding capital leases, was $7,475 million, which includes a fair value interest rate hedge benefit of $6 million. Additionally, the Company had recorded an interest rate hedging liability of $5 million for cash flow hedges.

The following table is an estimate of the impact to earnings and the fair value of the total debt, excluding capital leases, and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2008, based on debt levels and outstanding hedges as of December 31, 2007:

Sensitivity Analysis
Hypothetical Change in Interest Rates		Change in Fair Value
	Floating Rate Debt- Annual Pre-Tax Earnings Impact	Total Debt[a]	Interest Rate Hedges
1 percent decrease	$7 million increase	$718 million increase	$8 million decrease
1 percent increase	$7 million decrease	$602 million decrease	$5 million increase
a Excludes impact of interest rate hedges.

Further information on interest rate hedges is incorporated by reference from Note 3 to the Consolidated Financial Statements. Information on the Company’s debt, which may be sensitive to interest rate fluctuations, is incorporated by reference from Note 9 to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and Management’s Report on Internal Control Over Financial Reporting of BNSF and subsidiary companies, together with the report of the Company’s independent registered public accounting firm, are included as part of this filing.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, the Company concluded that as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Burlington Northern Santa Fe Corporation

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Burlington Northern Santa Fe Corporation and its subsidiaries (the Company) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for planned major maintenance activities and the manner in which it accounts for uncertain tax positions.

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

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

February 12, 2008

Burlington Northern Santa Fe Corporation and Subsidiaries

Consolidated Statements of Income
In millions, except per share data

Year ended December 31,	2007	2006	2005
		(As Adjusted)[a]	(As Adjusted)[a]
Revenues	$15,802	$14,985	$12,987
Operating expenses:
Compensation and benefits	3,773	3,816	3,515
Fuel	3,197	2,734	1,959
Purchased services	2,023	1,906	1,713
Depreciation and amortization	1,293	1,176	1,111
Equipment rents	942	930	886
Materials and other	1,088	902	876
Total operating expenses	12,316	11,464	10,060
Operating income	3,486	3,521	2,927
Interest expense	511	485	437
Other expense, net	18	40	37
Income before income taxes	2,957	2,996	2,453
Income tax expense	1,128	1,107	919
Net income	$1,829	$1,889	$1,534
Earnings per share:
Basic earnings per share	$5.19	$5.23	$4.13
Diluted earnings per share	$5.10	$5.11	$4.02
Average shares:
Basic	352.5	361.0	371.8
Dilutive effect of stock awards	6.4	8.8	10.0
Diluted	358.9	369.8	381.8
a	Prior year numbers have been adjusted for the retrospective adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP)
AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 2 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe Corporation and Subsidiaries

Consolidated Balance Sheets
Dollars in millions, shares in thousands

December 31,	2007	2006
Assets		(As Adjusted)[a]
Current assets:
Cash and cash equivalents	$330	$375
Accounts receivable, net	790	805
Materials and supplies	579	488
Current portion of deferred income taxes	290	345
Other current assets	192	168
Total current assets	2,181	2,181

Property and equipment, net	29,567	27,921
Other assets	1,835	1,695
Total assets	$33,583	$31,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$2,824	$2,853
Long-term debt due within one year	411	473
Total current liabilities	3,235	3,326

Long-term debt and commercial paper	7,735	6,912
Deferred income taxes	8,484	8,298
Casualty and environmental liabilities	843	830
Pension and retiree health and welfare liability	444	604
Employee separation costs	77	86
Other liabilities	1,621	1,213
Total liabilities	22,439	21,269
Commitments and contingencies (see Notes 3, 9 and 10)
Stockholders’ equity:
Common stock, $0.01 par value, 600,000 shares authorized; 537,330 shares and 532,080 shares issued, respectively	5	5
Additional paid-in-capital	7,348	6,990
Retained earnings	11,152	9,739
Treasury stock, at cost, 189,626 shares and 174,205 shares, respectively	(7,222)	(5,929)
Accumulated other comprehensive loss	(139)	(277)
Total stockholders’ equity	11,144	10,528
Total liabilities and stockholders’ equity	$33,583	$31,797
a	Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.
See Note 2 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe Corporation and Subsidiaries

Consolidated Statements of Cash Flows
In millions

Year ended December 31,	2007	2006	2005
Operating Activities		(As Adjusted)[a]	(As Adjusted)[a]
Net income	$1,829	$1,889	$1,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,293	1,176	1,111
Deferred income taxes	280	316	219
Employee separation costs paid	(21)	(27)	(30)
Long-term casualty and environmental liabilities, net	26	(55)	(71)
Other, net	183	(43)	2
Changes in current assets and liabilities:
Accounts receivable, net	20	(127)	(138)
Change in accounts receivable sales program	–	–	(350)
Materials and supplies	(91)	(92)	(57)
Other current assets	12	99	(5)
Accounts payable and other current liabilities	(39)	53	491
Net cash provided by operating activities	3,492	3,189	2,706
Investing Activities
Capital expenditures	(2,248)	(2,014)	(1,750)
Construction costs for facility financing obligation	(37)	(14)	(4)
Other, net	(130)	(139)	(366)
Net cash used for investing activities	(2,415)	(2,167)	(2,120)
Financing Activities
Net (decrease) increase in commercial paper and bank borrowings	(584)	283	563
Proceeds from issuance of long-term debt	1,300	300	500
Payments on long-term debt	(482)	(467)	(464)
Dividends paid	(380)	(310)	(267)
Proceeds from stock options exercised	142	116	244
Purchase of BNSF common stock	(1,265)	(730)	(799)
Prepaid forward repurchase of treasury stock	–	–	(600)
Excess tax benefits from equity compensation plans	121	95	–
Proceeds from facility financing obligation	41	–	–
Other, net	(15)	(9)	(10)
Net cash used for financing activities	(1,122)	(722)	(833)
(Decrease) increase in cash and cash equivalents	(45)	300	(247)
Cash and cash equivalents:
Beginning of year	375	75	322
End of year	$330	$375	$75
Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$494	$462	$427
Income taxes paid, net of refunds	$680	$779	$545
Non-cash asset financing	$461	$109	$68
a	Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.
See Note 2 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Dollars in millions, shares in thousands, except per share data

	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings[a]	Treasury Stock	Prepaid Forward Repurchase of Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity[a]
Balance at December 31, 2004, as reported	517,275	(140,463)	$6,304	$6,792	$(3,741)	$–	$(43)	$(1)	$9,311
Cumulative effect restrospective application, net of tax of $78[a]			–	127	–	–	–	–	127
Balance at December 31, 2004, as adjusted			6,304	6,919	(3,741)	–	(43)	(1)	9,438
Comprehensive income:
Net income			–	1,534	–	–	–	–	1,534
Minimum pension liability adjustment, net of tax benefit of $25			–	–	–	–	–	(39)	(39)
Fuel/interest hedge mark-to-market, net of tax benefit of $8			–	–	–	–	–	(13)	(13)
Total comprehensive income			–	1,534	–	–	–	(52)	1,482
Common stock dividends, $0.74 per share			–	(278)	–	–	–	–	(278)
Restricted stock expense			–	–	–	–	37	–	37
Restricted stock activity and related tax benefit of $10	665	(140)	46	–	–	–	(16)	–	30
Exercise of stock options and related tax benefit of $84	9,349	(540)	357	–	(29)	–	–	–	328
Purchase of BNSF common stock	–	(14,575)	–	–	(799)	–	–	–	(799)
Prepaid forward repurchase of treasury stock	–	–	–	–	–	(600)	–	–	(600)
Balance at December 31, 2005, as adjusted	527,289	(155,718)	6,707	8,175	(4,569)	(600)	(22)	(53)	9,638
Comprehensive income:
Net income			–	1,889	–	–	–	–	1,889
Minimum pension liability adjustment, net of tax expense of $24			–	–	–	–	–	40	40
Fuel/interest hedge mark-to-market, net of tax benefit of $117			–	–	–	–	–	(188)	(188)
Total comprehensive income			–	1,889	–	–	–	(148)	1,741
Adjustment to initially apply Statement of Financial Accounting Standard (SFAS) No. 158, net of tax benefit of $48			–	–	–	–	–	(76)	(76)
Common stock dividends, $0.90 per share			–	(325)	–	–	–	–	(325)
Restricted stock and stock options expense			72	–	–	–	–	–	72
Restricted stock activity and related tax benefit of $15	28	(33)	16	–	(1)	–	–	–	15
Exercise of stock options and related tax benefit of $80	4,763	(376)	225	–	(29)	–	–	–	196
Adjustment upon adoption of SFAS No. 123R	–	–	(25)	–	–	–	22	–	(3)
Purchase of BNSF common stock	–	(9,860)	–	–	(730)	–	–	–	(730)
Prepaid forward repurchase of treasury stock	–	(8,218)	–	–	(600)	600	–	–	–
Balance at December 31, 2006, as adjusted	532,080	(174,205)	6,995	9,739	(5,929)	–	–	(277)	10,528
Comprehensive income:
Net income			–	1,829	–	–	–	–	1,829
Change in unrecognized prior service cost and actuarial losses, net of tax expense of $76			–	–	–	–	–	122	122
Fuel/interest hedge mark-to-market, net of tax expense of $10			–	–	–	–	–	16	16
Total comprehensive income			–	1,829	–	–	–	138	1,967
Adjustment for the adoption of FASB Interpretation No. (FIN) 48			–	(13)	–	–	–	–	(13)
Common stock dividends, $1.14 per share			–	(403)	–	–	–	–	(403)
Restricted stock and stock options expense			66	–	–	–	–	–	66
Restricted stock activity and related tax benefit of $23	1	(48)	24	–	–	–	–	–	24
Exercise of stock options and related tax benefit of $98	5,249	(319)	268	–	(28)	–	–	–	240
Purchase of BNSF common stock	–	(15,054)	–	–	(1,265)	–	–	–	(1,265)
Balance at December 31, 2007	537,330	(189,626)	$7,353	$11,152	$(7,222)	$–	$–	$(139)	$11,144
a Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.
See Note 2 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company
Burlington Northern Santa Fe Corporation (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF’s principal, wholly-owned subsidiary is BNSF Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America with approximately 32,000 route miles in 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 37 percent, 24 percent, 21 percent and 18 percent, respectively, of total freight revenues for the year ended December 31, 2007. These Consolidated Financial Statements include BNSF, BNSF Railway and other majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company).

2. Significant Accounting Policies

Principles of Consolidation
The Consolidated Financial Statements include the accounts of BNSF, including its principal subsidiary BNSF Railway. All significant intercompany accounts and transactions have been eliminated. The Company evaluates its less than majority-owned investments for consolidation pursuant to FIN 46R, Consolidation of Variable Interest Entities.

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

Leasehold improvements that meet capitalization criteria are capitalized and amortized on a straight-line basis over the lesser of their estimated useful lives or the remaining lease term. Cash flows for capitalized leasehold improvements are reported in the investing activities other, net line of the Consolidated Statements of Cash Flows.

Planned Major Maintenance Activities
Effective January 1, 2007, the Company transitioned to the deferral method of accounting for leased locomotive overhauls, which includes the refurbishment of the engine and related components. Previously, the Company used the accrue-in-advance method of accounting for these planned major maintenance activities; however, under FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities, issued in September 2006, this method is no longer allowed. This change was applied retrospectively for all periods presented. Accordingly, BNSF has eliminated the asset and liability recorded from the accrue-in-advance methodology and established an asset for overhauls that have been performed. This asset of $245 million, which is included in property and equipment, net in the December 31, 2006 Consolidated Balance Sheets, will be amortized to expense using the straight-line method until the next overhaul is performed or the end of the lease, whichever comes first, typically between six and eight years. The effects of these adjustments were as follows (in millions):

Consolidated Statements of Income
	2006		2005
Year Ended December 31,	As Reported	As Adjusted	As Reported	As Adjusted
Depreciation and amortization	$1,130	$1,176	$1,075	$1,111
Materials and other	952	902	917	876
Total operating expenses	11,468	11,464	10,065	10,060
Operating income	3,517	3,521	2,922	2,927
Income before income taxes	2,992	2,996	2,448	2,453

Income tax expense	1,105	1,107	917	919
Net income	$1,887	$1,889	$1,531	$1,534
Basic earnings per share	$5.23	$5.23	$4.12	$4.13
Diluted earnings per share	$5.10	$5.11	$4.01	$4.02

Consolidated Balance Sheets
	2006
December 31,	As Reported	As Adjusted
Property and equipment, net	$27,676	$27,921
Other assets	1,786	1,695
Total assets	31,643	31,797

Deferred income taxes	8,216	8,298
Other liabilities	1,273	1,213
Total liabilities	21,247	21,269

Retained earnings	9,607	9,739
Total stockholders’ equity	10,396	10,528
Total liabilities and stockholders’ equity	$31,643	$31,797

Consolidated Statements of Cash Flows
	2006		2005
Year Ended December 31,	As Reported	As Adjusted	As Reported	As Adjusted
Net income	$1,887	$1,889	$1,531	$1,534
Depreciation and amortization	1,130	1,176	1,075	1,111
Deferred income taxes	314	316	217	219
Operating activities other, net	(74)	(43)	(54)	2
Net cash provided by operating activities	3,108	3,189	2,609	2,706

Investing activities other, net	(58)	(139)	(269)	(366)
Net cash used by investing activities	$(2,086)	$(2,167)	$(2,023)	$(2,120)

The effects of the adjustments on years prior to fiscal 2005 resulted in an adjustment to increase stockholders’equity as of January 1, 2005 by $127 million.

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

Income Taxes
Deferred tax assets and liabilities are measured using the tax rates that apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized or paid. Valuation allowances are established to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Investment tax credits are accounted for using the flow-through method.

Uncertain Tax Positions
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an $83 million increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $70 million, resulting in a decrease to the January 1, 2007, retained earnings balance of $13 million (for additional information see Note 5 to the Consolidated Financial Statements).

Stock-Based Compensation
The Company adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006. This statement requires BNSF to recognize the cost of employee services received in exchange for the Company’s equity instruments. Under SFAS No. 123R, BNSF is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. BNSF has elected to adopt SFAS No. 123R on a modified prospective basis; accordingly, the financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method. Since the adoption of this new guidance, there have been no significant changes in the quantity or types of instruments used in stock-based compensation programs, nor have there been any significant changes in the terms of existing stock-based compensation arrangements. The Company did, however, record a favorable cumulative adjustment for estimated forfeitures of $3 million, which, due to its immateriality, was included as a reduction to compensation expense in the first quarter of 2006.

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

Year ended December 31,	2005	[a]
Net income, as reported	$1,534
Stock-based employee compensation expense included in reported net income, net of related tax effects	23
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(42)
Pro forma net income	$1,515
Earnings per share:
Basic – as reported	$4.13
Basic – pro forma	$4.07
Diluted – as reported	$4.02
Diluted – pro forma	$3.97
 a  Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance
     Activities.  See "Planned Major Maintenance Activities" within this footnote for additional information.

Employment Benefit Plans
The Company estimates liabilities and expenses for the pension and retiree health and welfare plans. Estimated amounts are based on historical information, current information and estimates regarding future events and circumstances. Significant assumptions used in the valuation of pension and/or retiree health and welfare liabilities include the expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate.

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

Fuel
Fuel costs represented 26 percent, 24 percent and 19 percent of total operating expenses during 2007, 2006 and 2005, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during 2007 and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $14 million of additional fuel expense on an annual basis. However, BNSF believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities
As of December 31, 2007, BNSF’s total fuel-hedging positions covered approximately 3 percent, 1 percent and less than 1 percent of estimated fuel purchases for 2008, 2009 and 2010, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

Year ended December 31,	2007	2006	2005
Hedge benefit	$30	$342	$535
Ineffective portion of open hedges	1	(1)	(4)
Tax effect	(12)	(131)	(203)
Hedge benefit, net of tax	$19	$210	$328

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

December 31,	2007	2006
Short-term fuel-hedging asset	$29	$13
Long-term fuel-hedging asset	10	–
Short-term fuel-hedging liability	–	(2)
Ineffective portion of open hedges	–	1
Tax effect	(15)	(4)
Amount included in AOCL, net of tax	$24	$8
Settled fuel-hedging contracts receivable	$6	$37

BNSF measures the fair value of hedges based upon data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges
As of December 31, 2006, BNSF had outstanding fuel swap agreements utilizing NYMEX #2 HO. No additional HO hedges were entered into during 2007. As of December 31, 2007, there were no HO hedge positions outstanding.

West Texas Intermediate (WTI) Crude Oil Hedges
At December 31, 2007, BNSF had outstanding fuel swap agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended December 31, 2007, the sum of all such costs averaged approximately 55 cents per gallon.

During 2007, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 1.5 million barrels of fuel with an average swap price of $64.12 per barrel. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of December 31, 2007.

	Quarter Ending
2008	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	290	260	230	230	1,010
Equivalent gallons hedged (in millions)	12.18	10.92	9.66	9.66	42.42
Average swap price (per barrel)	$63.69	$63.77	$63.70	$63.70	$63.72
Fair value (in millions)	$9	$8	$6	$6	$29

	Quarter Ending
2009	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	100	100	100	70	370
Equivalent gallons hedged (in millions)	4.20	4.20	4.20	2.94	15.54
Average swap price (per barrel)	$65.10	$65.10	$65.10	$65.00	$65.08
Fair value (in millions)	$2	$2	$2	$2	$8

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	70	–	–	–	70
Equivalent gallons hedged (in millions)	2.94	–	–	–	2.94
Average swap price (per barrel)	$64.80	$–	$–	$–	$64.80
Fair value (in millions)	$2	$–	$–	$–	$2

Summarized Comparative Prior Year Information
The following table provides summarized comparative information for hedge transactions outstanding as of December 31, 2006.

Year ended December 31,	2007
HO Swaps
Gallons hedged (in millions)	55.65
Average swap price (per gallon)	$2.11
Fair value (in millions)	$(16)
HO Collars
Gallons hedged (in millions)	40.95
Average cap price (per gallon)	$1.17
Average floor price (per gallon)	$1.07
Fair value (in millions)	$23
WTI Collars
Barrels hedged (in thousands)	150
Equivalent gallons hedged (in millions)	6.30
Average cap price (per barrel)	$33.00
Average floor price (per barrel)	$29.00
Fair value (in millions)	$4

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

Total Interest Rate Hedging Program
All interest rate derivative transactions outstanding are reflected in the following table:

	December 31, 2007
	Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fair Value Hedges
Fixed to variable swaps (in millions)	$–	$200	$250	$–	$–	$–	$450	$6
Average fixed rate	–%	6.13%	7.13%	–%	–%	–%	6.68%
Average floating rate	–%	5.47%	7.86%	–%	–%	–%	6.80%

Cash Flow Hedges
Treasury locks (in millions)	$175	$–	$–	$–	$–	$–	$175	$(5)
Average rate	4.41%	–%	–%	–%	–%	–%	4.41%

BNSF’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

Summarized Comparative Prior Year Information

	December 31, 2006
	Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fair Value Hedges
Fixed to variable swaps (in millions)	$300	$–	$200	$250	$–	$–	$750	$(6)
Average fixed rate	7.88%	–%	6.13%	7.13%	–%	–%	7.16%
Average floating rate	7.98%	–%	5.84%	8.23%	–%	–%	7.49%

Cash Flow Hedges
Treasury locks (in millions)	$130	$–	$–	$–	$–	$–	$130	$–
Average rate	4.69%	–%	–%	–%	–%	–%	4.69%

Fair Value Interest Rate Hedges
The Company enters into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of each of the years ended December 31, 2007 and 2006, BNSF had outstanding seven and ten separate swaps, respectively, with an aggregate notional amount of $450 million and $750 million, respectively, in which it pays an average floating rate, which fluctuates quarterly, based on London Interbank Offered Rate (LIBOR). The average floating rate to be paid by BNSF as of December 31, 2007, was 6.80 percent, and the average fixed rate BNSF is to receive is 6.68 percent.

The amounts recorded in the Consolidated Statements of Income, as an increase to or reduction of interest expense, for interest rate fair value hedge transactions were as follows (in millions):

Year ended December 31,	2007	2006	2005

Hedge (loss) benefit	$(3)	$(1)	$17
Tax effect	1	–	(6)
Hedge (loss) benefit, net of tax	$(2)	$(1)	$11

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of open hedges, with a corresponding adjustment to debt or accrued interest, were as follows (in millions):

December 31,	2007	2006

Long-term interest rate hedging asset	$6	$–
Long-term interest rate hedging liability	$–	$(6)

Cash Flow Interest Rate Hedges
In anticipation of a future debt issuance, the Company entered into seven treasury locks in September, October and November 2007, having an aggregate notional amount of $175 million, and an average locked-in rate of 4.41 percent, to fix a portion of the rate for a future 10-year unsecured debt issuance. The treasury locks are expected to be unwound during 2008, and any gain or loss on the hedges will be amortized to interest expense over the life of the issued debt. These transactions are accounted for as cash flow hedges.

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

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of open and closed hedges, were as follows (in millions):

December 31,	2007	2006
Interest rate hedging liability – open hedges	$(5)	$–
Unrecognized gain on closed hedges	19	15
Tax effect	(5)	(6)
Unrecognized gain in AOCL, net of tax	$9	$9

4. Other Expense, Net
Other expense, net includes the following (in millions):

Year ended December 31,	2007	2006	2005
Accounts receivable sales fees	$19	$23	$15
Loss from participation in synthetic fuel partnership	5	9	14
Miscellaneous, net	(6)	8	8
Total	$18	$40	$37

The decrease in other expense, net was predominantly due to lower accounts receivable sales fees, a decrease in losses on BNSF Railway’s participation in a synthetic fuel partnership and an increase in interest income.

During the fourth quarter of 2004, BNSF Railway indirectly purchased a 4.17 percent ownership of a synthetic fuel partnership through a 50 percent interest in a limited liability company with an unrelated entity. The synthetic fuel partnership generates Section 29 synthetic fuel tax credits, which reduce the Company’s effective tax rate (see Note 5 to the Consolidated Financial Statements for additional information). In 2007, 2006 and 2005, BNSF Railway received a tax benefit from its participation in the partnership of approximately $7 million, $11 million and $16 million, respectively, related to the fuel tax credits and the deduction of partnership operating losses. In 2007, 2006 and 2005, the Company recorded approximately $5 million, $9 million and $14 million, respectively, of other expense, net related to the Company’s share of the partnership’s losses under the equity method of accounting. The partnership does not qualify for consolidation under FIN 46R, as BNSF Railway is not the primary beneficiary of the partnership. The partnership’s activities terminated on December 31, 2007; therefore, the Company will not have any additional exposure to loss from the synthetic fuel partnership.

5. Income Taxes
Income tax expense was as follows (in millions):

Year ended December 31,	2007	2006	[a]	2005	[a]
Current:
Federal	$741	$697		$620
State	107	94		80
Total current	848	791		700
Deferred:
Federal	245	300		185
State	35	16		34
Total deferred	280	316		219
Total	$1,128	$1,107		$919
a  Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.
   See Note 2 to the Consolidated Financial Statements for additional information.

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

Year ended December 31,	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	2.6	3.0
Tax law change	–	(0.2)	–
Synthetic fuel credits	(0.2)	(0.3)	(0.4)
Other, net	0.3	(0.2)	(0.1)
Effective tax rate	38.2%	36.9%	37.5%

The components of deferred tax assets and liabilities were as follows (in millions):

December 31,	2007	2006 [a]
Deferred tax liabilities:
Depreciation and amortization	$(8,977)	$(8,738)
Hedging	(26)	(15)
Other	(170)	(208)
Total deferred tax liabilities	(9,173)	(8,961)
Deferred tax assets:
Casualty and environmental	348	332
Pension and retiree health and welfare benefits	184	247
Compensation and benefits	145	158
Employee separation costs	35	39
Other	267	232
Total deferred tax assets	979	1,008
Net deferred tax liability	$(8,194)	$(7,953)
Non-current deferred income tax liability	$(8,484)	$(8,298)
Current portion of deferred income taxes	290	345
Net deferred tax liability	$(8,194)	$(7,953)
a  Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.
    See Note 2 to the Consolidated Financial Statements for additional information.

All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation, are closed through 1994 and the business combination date of September 22, 1995, respectively. Internal Revenue Service (IRS) examination of the years 1995 through 1999 for BNSF is completed, and the un-agreed issues are pending before IRS Appeals. It is anticipated that a settlement with the IRS for the years 1995 through 1999 may be reached within the next twelve months. Examination of the years 2000 through 2002 and 2003 through 2005 for BNSF are completed and protests of the un-agreed issues are pending before IRS Appeals. BNSF is currently under examination for year 2006.

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

Due to the capital-intensive nature of BNSF’s business, a significant portion of the audit issues with the IRS and other taxing authorities relate to whether expenditures are classified as maintenance or capital and whether certain asset valuations are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2007.

Uncertain Tax Positions
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an $83 million increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $70 million, resulting in a decrease to the January 1, 2007, retained earnings balance of $13 million. The amount of unrecognized tax benefits at December 31, 2007 was $125 million, of which $91 million would impact the Company’s effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$87

Additions for tax positions related to current year	29
Additions/reductions for tax positions taken in prior years	12
Reductions for tax positions as a result of:
Settlements	–
Lapse of statute of limitations	(3)
Balance at December 31, 2007	$125

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. The Company had recorded a liability of approximately $41 million and $65 million for the payment of interest and penalties for the years ending December 31, 2007, and 2006, respectively. For the year ended December 31, 2007, the Company recognized a reduction of approximately $7 million in interest and penalty expense. For the years ended December 31, 2006, and 2005, the Company recognized approximately $5 million and $9 million in interest and penalty expense, respectively.

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

BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at December 31, 2007, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities. BNSF Railway amended the two 364-day facilities in November 2007, reducing the committed amounts to $175 million each and modifying their maturities to November 2008. The two 3-year facilities were entered into in November 2007 concurrently with the amendment and extension of the two 364-day facilities and will mature in November 2010. Outstanding undivided interests held by investors under the A/R sales program were $300 million at December 31, 2007 and 2006, respectively, with $75 million in each facility.  These undivided interests in receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. These undivided interests were supported by $1,105 million and $1,030 million of receivables transferred by SFRC to the master trust at December 31, 2007 and 2006, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $805 million and $730 million at December 31, 2007 and 2006, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $300 million at both December 31, 2007 and 2006, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $16.8 billion, $15.8 billion and $13.6 billion in 2007, 2006 and 2005, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $19 million, $23 million and $15 million for the years ended December 31, 2007, 2006 and 2005, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 5.6 percent, 5.3 percent and 3.3 percent for the years ended December 31, 2007, 2006 and 2005, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold for the combined dilution and delinquency percentages. BNSF Railway has historically experienced very low levels of default or dilution and was well below the established rate at December 31, 2007. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At December 31, 2007 and 2006, $11 million and $26 million, respectively, of accounts receivable were greater than 90 days old.

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At both December 31, 2007 and 2006, $36 million of such allowances had been recorded, of which $34 million had been recorded as a reduction to accounts receivable, net. The remaining $2 million at December 31, 2007 and 2006, respectively, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the years ended December 31, 2007 and 2006, $4 million and $8 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At December 31, 2007, BNSF Railway was in compliance with these provisions.

7. Property and Equipment, Net
Property and equipment, net (in millions), and the weighted average annual depreciation rates (%) were as follows:

December 31,	2007	2006	[a]	2007 Depreciation Rates
Land	$1,718	$1,693		–%
Track structure	18,037	17,101		3.2%
Other roadway	12,370	11,608		2.4%
Locomotives	4,003	3,705		6.4%
Freight cars and other equipment	2,034	1,939		5.2%
Computer hardware and software	582	492		14.0%
Total cost	38,744	36,538
Less accumulated depreciation and amortization	(9,177)	(8,617)
Property and equipment, net	$29,567	$27,921
a  Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 2 to the Consolidated Financial Statements for additional information.

The Consolidated Balance Sheets at December 31, 2007 and 2006, included $1,507 million, net of $469 million of amortization and $1,039 million, net of $409 million of amortization, respectively, for property and equipment under capital leases, primarily for locomotives.

The Company capitalized $17 million, $14 million and $13 million of interest for the years ended December 31, 2007, 2006 and 2005, respectively.

8. Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of the following (in millions):

December 31,	2007	2006
Compensation and benefits payable	$568	$699
Rents and leases	303	350
Accounts payable	296	282
Casualty and environmental liabilities	246	233
Customer incentives	145	163
Property tax liabilities	141	132
Accrued interest	138	127
Dividends payable	112	90
Income tax liabilities	82	68
Other	793	709
Total	$2,824	$2,853

9. Debt
Debt outstanding was as follows (in millions):

December 31,	2007[a]		2006[a]
Notes and debentures, due 2008 to 2097	$6,376	6.6%	$5,364	6.8%
Equipment obligations, due 2008 to 2016	297	6.6	347	6.7
Capitalized lease obligations, due 2008 to 2027	938	6.3	609	6.9
Mortgage bonds, due 2008 to 2047	102	5.6	106	5.7
Financing obligations, due 2008 to 2028	211	6.3	153	6.3
Commercial paper	261	5.5	846	5.4
Unamortized discount and other, net	(39)		(40)
Total	8,146		7,385
Less current portion of long-term debt	(411)	7.2%	(473)	7.7%
Long-term debt	$7,735		$6,912
a Amounts represent debt outstanding and weighted average interest rates for 2007 and 2006, respectively. Maturities are as of December 31, 2007.

Notes and debentures include a fair value adjustment increase for hedges of $6 million and a decrease of $6 million at December 31, 2007 and 2006, respectively.

As of December 31, 2007, certain BNSF Railway properties and other assets were subject to liens securing $102 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The following table provides fair value information for the Company’s debt obligations including principal cash flows and related weighted average interest rates by contractual maturity dates. Weighted average variable rate for commercial paper is the current rate at December 31, 2007. The remaining weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2007.

	December 31, 2007
	Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total Including Capital Leases	Total Excluding Capital Leases	Fair Value Excluding Capital Leases
Fixed-rate debt (in millions)	$411	$188	$206	$515	$393	$5,716	$7,429	$6,491	$6,752
Average interest rate	7.2%	6.9%	6.8%	6.7%	6.0%	6.5%	6.5%
Variable-rate debt (in millions)	$–	$204	$252	$–	$261	$–	$717	$717	$723
Average interest rate	–%	4.4%	6.7%	–%	5.5%	–%	5.6%

BNSF has included maturities of $261 million of commercial paper in the 2012 column above.

The fair value of BNSF’s long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities. Capital leases have been excluded from the calculation of fair value for both 2007 and 2006. The carrying amount of commercial paper and bank debt approximates fair value, and the average interest rate equals the current rate because of the short maturity of these instruments.

Notes and Debentures

2007
In February 2007, the Board of Directors (the Board) authorized an additional $1.4 billion of debt securities that may be issued pursuant to a debt shelf registration statement that has been filed with the Securities and Exchange Commission, for a total of $2.1 billion of debt securities authorized to be issued.

In April 2007, BNSF issued $650 million of 5.65 percent debentures and $650 million of 6.15 percent debentures due May 1, 2017 and May 1, 2037, respectively. The net proceeds from the sale of the debentures are being used for general corporate purposes including, but not limited to, working capital, capital expenditures, funding debt which matured in 2007, the repayment of commercial paper and the repurchase of common stock. The issuance of these debentures reduced the amount of debt authorized to be issued by the Board through its registration statement to $800 million.

2006
In August 2006, BNSF issued $300 million of 6.20 percent debentures due August 15, 2036. The net proceeds from the sale of the debentures are being used for general corporate purposes including but not limited to working capital, capital expenditures and the repayment of outstanding commercial paper.

2005
In December 2005, BNSF issued $500 million of 6.613 percent junior subordinated notes due December 31, 2055. The junior subordinated notes are callable on or after January 15, 2026, at par plus accrued and unpaid interest. On January 15, 2026, if the junior subordinated notes are not called, the interest rate will change to an annual rate equal to the 3-month LIBOR plus 2.35 percent, reset quarterly. Interest payments may be deferred, at the option of the Company, on a cumulative basis for a period of up to five consecutive years; however, during this time the Company would not be permitted to declare or pay dividends on its common stock. In the event that certain financial covenants are not maintained, the Company would be required to sell common stock, the proceeds of which would be used to pay any accrued and unpaid interest. At December 31, 2007, the Company was in compliance with these covenants. Because of this structure, certain rating agencies provide a considerable degree of equity treatment for purposes of calculating various ratios and metrics. The majority of the net proceeds of the debt issuance was used to repurchase common stock, with the remainder used for general corporate purposes.

Capital Leases
In 2007, BNSF entered into several capital leases totaling approximately $325 million to finance locomotives and freight cars. The terms of the leases are between 15 and 20 years.

Financing Obligation
In 2005, the Company commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF will lease the facility from the third party for 20 years. Construction is expected to be completed by early 2009 with an approximate cost of $160 million. As of December 31, 2007, BNSF has sold $41 million of completed improvements. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement.  The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company's Consolidated Statements of Cash Flows.

Revolving Credit Facility and Commercial Paper
In the fourth quarter, the Company extended the expiration date of its $1.2 billion long-term bank credit facility to September 2012. Annual facility fees are currently 0.08 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon: (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving credit agreement. At December 31, 2007, the Company was in compliance with these covenants.

At December 31, 2007, there were no bank borrowings against the revolving credit agreement.

BNSF issues commercial paper from time to time that is supported by the bank revolving credit agreement. Outstanding commercial paper balances reduce the amount of borrowings available under this agreement.

The maturity value of commercial paper as of December 31, 2007, of $391 million reduced the total capacity available under the revolving credit agreements to $809 million. Commercial paper outstanding included $129 million issued to a consolidated subsidiary of BNSF that was eliminated upon consolidation. Consolidated commercial paper outstanding, which had a maturity value of $262 million, was classified as long-term debt in the Company’s Consolidated Balance Sheet.

Guarantees
Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2007, were as follows (dollars in millions):

	Guarantees								Capitalized Obligations
	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount	[a]	Remaining Term (in years)
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$–		Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$56		$81		$81		11	$31	[b]
Westside Intermodal Transportation Corporation	0.0%	$40		$61		$–		16	$34	[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$13		$19		$–		16	$10	[b]
Chevron Phillips Chemical Company, LP	0.0%	N/A	[d]	N/A	[d]	N/A	[d]	10	$14	[c]
Various lessors (Residual value guarantees)	0.0%	N/A		$271		$271		Various	$68	[c]
All other	0.0%	$6		$7		$3		Various	$–
a  Reflects the maximum amount the Company could recover from a third party other than the counterparty.

b  Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.

c  Reflects the FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, asset and corresponding liability for the fair value of these guarantees.

d  There is no cap to the liability that can be sought from BNSF for BNSF’s negligence or the negligence of the indemnified party. However, BNSF could receive reimbursement from certain insurance policies if the liability exceeds a certain amount.

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

Residual Value Guarantees (RVG)
In the normal course of business, the Company enters into leases in which it guarantees the residual value of certain leased equipment. Some of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If the Company elects not to exercise these options, it may be required to pay the lessor an amount not exceeding the RVG. The amount of any payment is contingent upon the actual residual value of the leased equipment. Some of these leases also require the lessor to pay the Company any surplus if the actual residual value of the leased equipment is over the RVG. These guarantees will expire between 2008 and 2011.

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that the Company could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of December 31, 2007, the Company had recorded a $68 million asset and corresponding liability for the fair value of the RVG.

All Other
As of December 31, 2007, BNSF guaranteed $6 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $3 million of the $6 million of guarantees. These guarantees expire between 2008 and 2013.

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

10. Commitments and Contingencies

Lease Commitments
BNSF has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2007, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases	[a]
2008	$204	$699
2009	175	681
2010	138	629
2011	96	582
2012	78	525
Thereafter	518	4,382
Total	1,209	$7,498
Less amount representing interest	(271)
Present value of minimum lease payments	$938
a Excludes leases having non-cancelable lease terms of less than one year and per diem leases.

Lease rental expense for all operating leases, excluding per diem leases, was $706 million, $665 million and $565 million for the years ended December 31, 2007, 2006 and 2005, respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rentals were not significant.

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

BNSF assesses its unasserted liability exposure on an annual basis during the third quarter. BNSF determines its asbestos liability by estimating its exposed population, the number of claims likely to be filed, the number of claims that will likely require payment, and the estimated cost per claim. Estimated filing and dismissal rates and average cost per claim are determined utilizing recent claim data and trends.

During the third quarters of 2007, 2006 and 2005, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In 2007, management recorded a decrease in expense of $17 million due to a statistically significant reduction in filing rate experience for non-malignant claims. In 2006 and 2005, management recorded no additional expense. The Company plans to update its study again in the third quarter of 2008.

Throughout the year, BNSF monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	2007	2006	2005
Beginning balance	$306	$326	$345
Accruals	(17)	–	–
Payments	(19)	(20)	(19)
Ending balance at December 31,	$270	$306	$326

Of the obligation at December 31, 2007, $226 million was related to unasserted claims while $44 million was related to asserted claims. At December 31, 2007 and 2006, $17 million and $22 million were included in current liabilities, respectively.  The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	2007	2006
Claims unresolved at January 1,	1,975	2,121
Claims filed	376	530
Claims settled, dismissed or otherwise resolved	(570)	(676)
Claims unresolved at December 31,	1,781	1,975

Based on BNSF’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985), which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF specific data that was the basis for the study. BNSF projects that approximately 55, 70 and 90 percent of the future unasserted asbestos claims will be filed within the next 10, 15 and 25 years, respectively.

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $245 million to $295 million. However, BNSF believes that the $270 million recorded at December 31, 2007, is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

Other Personal Injury
BNSF estimates its other personal injury liability claims and expense quarterly based on the covered population, activity levels and trends in frequency and the costs of covered injuries. Estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FIN 14, Reasonable Estimation of the Amount of a Loss, is immaterial for these repetitive stress and other occupational trauma claims.

BNSF monitors quarterly actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	2007	2006	2005
Beginning balance	$439	$422	$459
Accruals	190	188	181
Payments	(190)	(171)	(218)
Ending balance at December 31,	$439	$439	$422

At December 31, 2007 and 2006, $163 million and $153 million were included in current liabilities, respectively. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

b
The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	2007	2006
Claims unresolved at January 1,	3,130	3,617
Claims filed	3,894	3,516
Claims settled, dismissed or otherwise resolved	(3,702)	(4,003)
Claims unresolved at December 31,	3,322	3,130

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $380 million to $530 million. However, BNSF believes that the $439 million recorded at December 31, 2007, is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company
The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. Beginning in 2004, BNSF IC entered into annual reinsurance pooling agreements with several other companies. The pooling agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure to the pool and assumes a proportionate share of the entire pool’s risk. Each year BNSF IC reviews the objectives and performance of the pool to determine its continued participation in the pool. At December 31, 2007, BNSF IC had invested in third-party commercial paper, time deposits and money market accounts as well as in commercial paper issued by BNSF. All of the third-party investments are classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet. At December 31, 2007, there was approximately $300 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $350 million at December 31, 2006.

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
BNSF estimates the ultimate cost of cleanup efforts at its known environmental sites on an annual basis during the third quarter. Ultimate cost estimates for environmental sites are based on historical payment patterns, current estimated percentage to closure ratios and benchmark patterns developed from data accumulated from industry and public sources, including the Environmental Protection Agency and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress.

During the third quarter of 2007, 2006 and 2005, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarter of 2007, 2006 and 2005, management recorded additional expense of approximately $20 million, $5 million and $12 million as of the June 30 measurement date, respectively. The Company plans to update its study again in the third quarter of 2008.

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

Annual studies do not include (i) contaminated sites of which the Company is not aware, (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites, or (iii) natural resource damage claims. BNSF continues to estimate third-party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party claims as of December 31, 2007, is approximately $21 million.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 346 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	2007	2006	2005
Beginning balance	$318	$370	$385
Accruals	126	20	33
Payments	(64)	(72)	(48)
Ending balance at December 31,	$380	$318	$370

At December 31, 2007 and 2006, $66 million and $58 million was included in current liabilities, respectively. In the first quarter of 2007, the Company recorded a $65 million pre-tax charge, or $0.11 per share, due to an increase in environmental costs primarily related to a final resolution with the State of Washington and its Department of Ecology on clean-up of an existing environmental site at Skykomish and an adverse reversal of a trial court decision on appeal regarding a site at Arvin, California.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2007, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF Sites		Superfund Sites
	2007	2006	2007	2006
Number of sites at January 1,	375	369	20	20
Sites added during the period	16	23	–	–
Sites closed during the period	(45)	(17)	–	–
Number of sites at December 31,	346	375	20	20

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $525 million. However, BNSF believes that the $380 million recorded at December 31, 2007, is the best estimate of the Company’s future obligation for environmental costs.

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

11. Employee Separation Costs
Employee separation costs activity was as follows (in millions):

	2007	2006	2005
Beginning balance at January 1,	$107	$132	$154
Accruals	5	2	8
Payments	(21)	(27)	(30)
Ending balance at December 31,	$91	$107	$132

Employee separation liabilities of $91 million were included in the Consolidated Balance Sheet at December 31, 2007, and principally represent the following: (i) $86 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) $1 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $4 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At December 31, 2007, $14 million of the remaining liabilities were included in current liabilities.

The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2008 and 2020. As of December 31, 2007, the Company had updated its estimate and recorded an additional liability of $4 million related to deferred benefits (see (i) above) and a liability of $1 million related to non-union severance costs (see (iii) above). The remaining costs for (ii) above are expected to be paid out between 2008 and approximately 2011, and the costs for (iii) above will be paid over the next several years based on deferral elections made by the affected employees.

12. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 2.2 million, 1.1 million and 0.1 million for 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share, because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

13. Employment Benefit Plans
BNSF sponsors a funded, noncontributory qualified pension plan, the BNSF Retirement Plan, which covers most non-union employees, and an unfunded non-tax-qualified pension plan, the BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under these pension plans are based on years of credited service and the highest consecutive sixty months of compensation for the last ten years of salaried employment with BNSF. BNSF’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes with respect to the funded plan.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132R, which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s balance sheet. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. BNSF has elected to apply the transition option under which a 15-month measurement was determined as of September 30, 2007 that covers the period until the fiscal year-end measurement is required on December 31, 2008. As a result, the Company recorded a $7 million decrease to retained earnings in January 2008.

The following table shows the incremental effect of applying SFAS No. 158 to both the Company’s pension and retiree health and welfare plans on individual line items in the Consolidated Balance Sheet as of December 31, 2006 (in millions):

	Pension and Retiree Health and Welfare Benefits
	Balances Prior to Adoption of SFAS No. 158 and the Minimum Liability Adjustment	Minimum Liability Adjustment	Balances Prior to Adoption of SFAS No. 158	SFAS No. 158 Adoption Adjustments	Ending Balances After Adoption of SFAS No. 158
Pension asset	$156	$–	$156	$(156)	$–
Total assets	$31,953	$–	$31,953	$(156)	$31,797

Pension liability	$52	$–	$52	$(52)	$–
Additional minimum pension liability	$417	(64)	$353	(353)	$–
Liability for retiree health and welfare benefits	$257	–	$257	(257)	$–
Pension and retiree health and welfare liability	$–	–	$–	630	$630
Deferred income taxes	$8,322	24	$8,346	(48)	$8,298
Total liabilities	$21,389	$(40)	$21,349	$(80)	$21,269

AOCL	$(241)	$40	$(201)	$(76)	$(277)
Total stockholders’ equity	$10,564	$40	$10,604	$(76)	$10,528

Components of the net cost for these plans were as follows (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Year ended December 31,	2007	2006	2005	2007	2006	2005
Service cost	$25	$25	$20	$2	$3	$2
Interest cost	97	94	95	17	15	17
Expected return on plan assets	(105)	(97)	(102)	–	–	–
Amortization of net loss	35	46	25	6	3	–
Amortization of prior service cost	–	–	–	(8)	(7)	(8)
Net cost recognized	$52	$68	$38	$17	$14	$11

The projected benefit obligation is the present value of benefit earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following table shows the change in projected benefit obligation based on the September 30 measurement date (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Change in Benefit Obligation	2007	2006	2007	2006
Benefit obligation at beginning of period	$1,830	$1,858	$311	$295
Service cost	25	25	2	3
Interest cost	97	94	17	15
Plan participants’ contributions	–	–	8	8
Actuarial (gain) loss	(59)	(18)	(3)	19
Medicare subsidy	–	–	2	1
Benefits paid	(130)	(129)	(33)	(30)
Projected benefit obligation at end of period	1,763	1,830	304	311
Component representing future salary increases	(57)	(76)	–	–
Accumulated benefit obligation at end of period	$1,706	$1,754	$304	$311

Both the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan had accumulated and projected benefit obligations in excess of plan assets at September 30, 2007 and 2006.
The following table shows the change in plan assets of the plans based on the September 30 measurement date (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Change in Plan Assets	2007	2006	2007	2006
Fair value of plan assets at beginning of period	$1,394	$1,347	$–	$–
Actual return on plan assets	208	126	–	–
Employer contribution	116	50	23	21
Plan participants’ contributions	–	–	8	8
Medicare subsidy	–	–	2	1
Benefits paid	(130)	(129)	(33)	(30)
Fair value of plan assets at measurement date	$1,588	$1,394	$–	$–
Adjustment for fourth quarter contribution	$2	$111	$5	$6

The following table shows the funded status, defined as plan assets less the projected benefit obligation, as of December 31 (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2007	2006	2007	2006
Funded status (plan assets less projected benefit obligations)	$(173)	$(325)	$(299)	$(305)

Of the combined pension and retiree health and welfare benefits liability of $472 million recognized as of December 31, 2007, $28 million was included in other current liabilities.

Prior to December 31, 2006, actuarial gains and losses and prior service costs were not recognized in the Company’s Consolidated Balance Sheets, but were only included in the footnote disclosures. Beginning on December 31, 2006, upon adoption of SFAS No. 158, the Company began recognizing these costs in the Consolidated Balance Sheets through an adjustment to AOCL. Beginning in 2007, the Company recognized actuarial gains and losses and prior service costs in AOCL as they arose.  The following table shows the pre-tax change in AOCL attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Change in AOCL	2007	2006	2005	2007	2006	2005
Balance at January 1,	$429	$417	$353	$48	$–	$–
Increase (decrease) in minimum liability included in other comprehensive loss prior to adoption of SFAS No. 158	–	(64)	64	–	–	–
SFAS No. 158 adoption adjustment	–	76	–	–	48	–
Amortization of actuarial loss	(35)	–	–	(6)	–	–
Amortization of prior service costs	–	–	–	8	–	–
Actuarial gain	(161)	–	–	(4)	–	–
Balance at December 31,	$233	$429	$417	$46	$48	$–

The estimated net actuarial loss and prior service credit for these defined benefit pension plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is expected to be $16 million and less than $1 million, respectively. The estimated net actuarial loss and prior service credit for the retiree health and welfare benefit plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is expected to be $4 million and $8 million, respectively. Pre-tax amounts currently recognized in AOCL consist of the following (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2007	2006	2007	2006
Net actuarial loss	$234	$430	$67	$77
Prior service cost	(1)	(1)	(21)	(29)
Pre-tax amount recognized in AOCL at December 31,	233	429	46	48
After-tax amount recognized in AOCL at December 31,	$143	$264	$28	$29

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

The assumptions used in accounting for the BNSF plans were as follows:

Assumptions used to determine net cost for fiscal years ended December 31,	Pension Benefits			Retiree Health and Welfare Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.50%	5.25%	5.75%	5.50%	5.25%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	–%	–%	–%
Rate of compensation increase	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%
Assumptions used to determine benefit obligations at September 30,	Pension Benefits			Retiree Health and Welfare Benefits
	2007	2006		2007	2006
Discount rate	6.00%	5.50%		6.00%	5.50%
Rate of compensation increase	3.80%	3.90%		3.80%	3.90%

The following table presents assumed health care cost trend rates:

December 31,	2007	2006	2005
Assumed health care cost trend rate for next year	10.50%	10.00%	10.50%
Rate to which health care cost trend rate is expected to decline and remain	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage-Point Increase	One Percentage-Point Decrease
Effect on total service and interest cost	$2	$(2)
Effect on postretirement benefit obligation	$23	$(20)

The qualified BNSF Retirement Plan asset allocation at September 30, 2007 and 2006 and the target allocation for 2007 by asset category are as follows:

	Target Allocation	Percentage of Pension Plan Assets at September 30,
Plan Asset Allocation	2007	2007	2006
Equity Securities	45 – 75%	63%	63%
Fixed Income Securities	20 – 40%	27	28
Real Estate	5 – 15%	10	9
Total		100%	100%

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

Based on its current assumptions and funding methodology, the Company is expected to be required to make contributions of $34 million to the BNSF Retirement Plan in 2008. The Company expects to make benefit payments in 2008 of approximately $7 million and $25 million from its non-qualified defined benefit and retiree health and welfare plans, respectively.

The following table shows expected benefit payments from its defined benefit pension plans and expected claim payments and Medicare Part D subsidy receipts for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments	[a]	Expected Retiree Health and Welfare Payments	Expected Medicare Subsidy
2008	$131		$25	$(3)
2009	133		26	(3)
2010	134		27	(3)
2011	135		28	(3)
2012	136		28	(3)
2013–2017	691		144	(20)
a Primarily consists of Qualified Defined Benefit Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Defined Contribution Plans
BNSF sponsors qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Non-union employees are eligible to receive an annual discretionary matching contribution of up to 30 percent of the first six percent of their contributions. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. BNSF’s 401(k) matching expense was $21 million, $28 million and $20 million in 2007, 2006 and 2005, respectively.

Other
Under collective bargaining agreements, BNSF participates in multi-employer benefit plans that provide certain post-retirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $46 million, $44 million and $43 million, in 2007, 2006 and 2005, respectively (see Note 11 to the Consolidated Financial Statements for other deferred benefits payable to certain conductors, trainmen and locomotive engineers).

14. Stock-Based Compensation
On April 15, 1999, BNSF shareholders approved the Burlington Northern Santa Fe 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, April 21, 2004 and April 19, 2006, BNSF shareholders approved the amendments to the Burlington Northern Santa Fe 1999 Stock Incentive Plan, which authorized additional awards of 9 million, 6 million, 7 million and 11 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately 10 million common shares were available for future grant at December 31, 2007.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee directors’ stock plan and authorized 900,000 shares of BNSF common stock to be issued in connection with this plan. Approximately 450,000 common shares were available for future grant at December 31, 2007.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options granted for the periods presented:

Year ended December 31,	2007	2006	2005
Weighted average expected life (years)	4.6	4.5	4.5
Weighted average expected volatility	24.0%	24.0%	24.0%
Weighted average dividend per share	$1.02	$0.81	$0.69
Weighted average risk free interest rate	4.31%	4.76%	3.75%
Weighted average fair value of options granted per share	$21.91	$20.51	$11.33

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

A summary of the status of stock options as of, and for the year ended December 31, 2007, is presented below (options in thousands, aggregate intrinsic value in millions):

Year ended December 31, 2007	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at beginning of year	15,060	$38.37
Granted	1,777	88.33
Exercised	(5,249)	32.34
Cancelled	(244)	73.95
Balance at end of year	11,344	$48.22	5.32	$407
Options exercisable at year end	8,459	$38.04	4.26	$384

The total intrinsic value of options exercised was $281 million, $222 million and $232 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Incentive Programs
BNSF has other long-term incentive programs that utilize restricted shares/units. A summary of the status of restricted shares/units and the weighted average grant date fair values as of, and for the year ended December 31, 2007, is presented below (shares in thousands):

Year ended December 31, 2007	Time Based		Performance Based		BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program		Total
Balance at beginning of year	1,267	$48.40	765	$53.50	861	$46.19	64	$49.79	2,957	$49.10
Granted	59	86.38	560	88.80	–	–	7	79.28	626	88.47
Vested	(557)	33.96	(235)	32.72	(219)	32.16	(20)	34.62	(1,031)	33.31
Cancelled	(51)	60.73	(74)	78.33	(3)	50.83	–	–	(128)	70.64
Balance at end of year	718	$61.83	1,016	$75.97	639	$50.98	51	$59.73	2,424	$64.85

A summary of the weighted average grant date fair market values of the restricted share/units as of, and for the years ended December 31, 2006 and 2005, is presented below:

Grant Date Fair Market Value of Awards Granted	Time Based	Performance Based	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program
Year ended December 31, 2006	$79.88	$80.17	$81.31	$81.31
Year ended December 31, 2005	$49.23	$49.21	$47.58	$46.91

A summary of the fair value of the restricted share/units vested during the years ended December 31, 2007, 2006 and 2005 is presented below:

Total Fair Value of Shares Vested(in millions)	Time Based	Performance Based	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program	Total
Year ended December 31, 2007	$49	$21	$18	$1	$89
Year ended December 31, 2006	$42	$–	$25	$1	$68
Year ended December 31, 2005	$44	$11	$8	$1	$64

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

Additionally, related to the 2007, 2006 and 2005 performance-based grant, eligible employees may also earn performance stock that will be granted in 2010, 2009 and 2008, respectively, contingent upon achievement of higher ROIC goals and continued salaried employment. The Company has committed to a maximum grant of approximately 279,000, 235,000 and 316,000 shares, respectively.

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

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation cost, net of tax, recorded under the BNSF Stock Incentive Plans is shown in the following table (in millions):

	2007	2006	2005
Compensation cost	$66	$72	$37
Income tax benefit	(23)	(25)	(14)
Total	$43	$47	$23
Compensation cost capitalized	$7	$6	$3

At December 31, 2007, there was $105 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.19 years.

15. Common Stock and Preferred Capital Stock

Common Stock
BNSF is authorized to issue 600 million shares of common stock, $0.01 par value. At December 31, 2007, there were 348 million shares of common stock outstanding. Each holder of common stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of shareholders. Subject to the rights and preferences of any future issuances of preferred stock, each share of common stock is entitled to receive dividends as may be declared by the Board out of funds legally available and to share ratably in all assets available for distribution to shareholders upon dissolution or liquidation. No holder of common stock has any preemptive right to subscribe for any securities of BNSF.

Preferred Capital Stock
At December 31, 2007, BNSF had 50 million shares of Class A Preferred Stock, $0.01 par value and 25 million shares of Preferred Stock, $0.01 par value available for issuance. The Board has the authority to issue such stock in one or more series, to fix the number of shares and to fix the designations and the powers, rights and qualifications and restrictions of each series. As of December 31, 2007, no Class A Preferred Stock had been issued.

Share Repurchase Program
In February 2007, the Board authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the total of 180 million shares previously authorized in equal amounts in July 1997, December 1999, April 2000, September 2000, January 2003 and December 2005. During 2007, 2006 and 2005, the Company repurchased approximately 15 million, 18 million and 14 million, respectively, of its common stock at average prices of $83.96 per share, $73.43 per share and $54.95 per share, respectively. Total repurchases through December 31, 2007, were 180 million shares at a total average cost of $38.20 per share, leaving 30 million shares available for repurchase out of the 210 million shares presently authorized. Additionally, during 2007, the Company repurchased shares from employees at a cost of $43 million to satisfy tax withholding obligations on the vesting of restricted stock or the exercise of stock options.

In December 2005, the Company entered into prepaid forward transactions to purchase $600 million of the Company’s common stock whereby a net settlement in shares would occur upon settlement of the transactions. In late February 2006, these transactions were settled, and approximately 8 million shares were delivered. While the transactions had no impact on the shares outstanding at the end of 2005, outstanding shares used in the calculation of 2006 earnings per share were reduced by approximately 8 million shares when the transactions were settled. The Company accounted for the transactions in accordance with Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which required that the $600 million prepayment be recorded as a reduction in equity in 2005. When the final settlement was made in 2006, this reduction in equity was reclassified from prepaid forward repurchase of treasury stock to treasury stock.

16. Quarterly Financial Data—Unaudited

Dollars in millions, except per share data	Fourth	Third	Second	First
2007
Revenues	$4,245	$4,069	$3,843	$3,645
Operating income	$950	$1,001	$841	$694
Net income	$517	$530	$433	$349
Basic earnings per share	$1.48	$1.51	$1.22	$0.98
Diluted earnings per share	$1.46	$1.48	$1.20	$0.96
Dividends declared per share	$0.32	$0.32	$0.25	$0.25
Common stock price[a]:
High	$88.03	$93.04	$94.43	$85.05
Low	$81.54	$76.64	$80.41	$72.45
2006[b]
Revenues	$3,882	$3,939	$3,701	$3,463
Operating income	$943	$921	$864	$793
Net income	$519	$489	$471	$410
Basic earnings per share	$1.45	$1.36	$1.30	$1.12
Diluted earnings per share	$1.42	$1.33	$1.27	$1.09
Dividends declared per share	$0.25	$0.25	$0.20	$0.20
Common stock price[a]:
High	$80.35	$79.20	$86.62	$83.38
Low	$72.77	$64.82	$71.96	$68.32
a  Average of high and low reported daily stock price

b  Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.
   See Note 2 to the Consolidated Financial Statements for additional information.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
The report of management on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) is included in “Management’s Report on Internal Control Over Financial Reporting” in Item 8.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The attestation report is included in Item 8.

Changes in Internal Control Over Financial Reporting
As of the end of the period covered by this report, the Company has concluded that there have been no changes in BNSF’s internal control over financial reporting that occurred during BNSF’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF’s internal control over financial reporting.

Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Information concerning the directors of BNSF will be provided under the heading “Item 1: Election of Directors; Nominees for Director” in BNSF’s proxy statement for its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information concerning the executive officers of BNSF is included in Part 1 of this Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be provided under the heading “Communications and Other Matters; Section 16(a) Beneficial Ownership Reporting Compliance” in BNSF’s proxy statement for its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information concerning the Directors and Governance Committee’s policy with regard to consideration of any director candidates recommended by shareholders will be provided under the heading “Communications and Other Matters; Procedures for Recommending Director Candidates” in BNSF’s proxy statement for its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information concerning the Audit Committee and the Audit Committee Financial Expert will be provided under the heading “Governance of the Company; Board Committees; Audit Committee” in BNSF’s proxy statement for its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference into the Form 10-K.

The Company has a Code of Conduct that applies to members of the Board of Directors, officers, and all salaried employees of BNSF and its subsidiaries. Only the Board of Directors may waive the application of the Code of Conduct to a director, executive officer, or the principal accounting officer or controller, and any such waiver will be promptly disclosed on the Company’s website.  A copy of the Code of Conduct is available on the Company’s website at www.bnsf.com under the “Investors” link and then “Corporate Governance.”

Item 11. Executive Compensation
Information concerning the compensation of directors and executive officers of BNSF will be provided under the headings “Directors’ Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in BNSF’s proxy statement for its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information about BNSF’s equity compensation plans is set forth in the table below (number of shares in thousands) as of December 31, 2007:

Plan Category	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Available for Future Issuance
Equity compensation plans approved by shareholders	11,344	$48.22	10,190
Equity compensation plans not approved by shareholders	–	–	–
Total	11,344	$48.22	10,190

Information concerning the ownership of BNSF equity securities by certain beneficial owners and by management will be provided under the headings “Stock Ownership in the Company; Certain Beneficial Owners” and “Stock Ownership in the Company; Ownership of Management” in BNSF’s proxy statement for its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions will be provided under the headings “Governance of the Company; Director Independence” and “Governance of the Company; Certain Relationships and Related Person Transactions” in BNSF’s proxy statement for its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services
Information concerning principal accounting fees and services will be provided under the heading “Item 2: Appointment of Independent Auditor; Independent Auditor Fees” in BNSF’s proxy statement for its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements—see Item 8.

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

Burlington Northern Santa Fe Corporation
	By:	/s/ Matthew K. Rose
Dated: February 14, 2008		Matthew K. Rose
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe Corporation and in the capacities and on the date indicated.

Signature	Title
/s/ Matthew K. Rose	Chairman, President and Chief Executive Officer
Matthew K. Rose	(Principal Executive Officer), and Director
/s/ Thomas N. Hund	Executive Vice President and Chief Financial Officer
Thomas N. Hund	(Principal Financial Officer)
/s/ Paul W. Bischler	Vice President and Controller
Paul W. Bischler	(Principal Accounting Officer)
/s/ Alan L. Boeckmann*	Director
Alan L. Boeckmann
/s/ Donald G. Cook*	Director
Donald G. Cook
/s/ Vilma S. Martinez*	Director
Vilma S. Martinez
/s/ Marc F. Racicot*	Director
Marc F. Racicot
/s/ Roy S. Roberts*	Director
Roy S. Roberts
/s/ Marc J. Shapiro*	Director
Marc J. Shapiro
/s/ J.C. Watts, Jr.*	Director
J.C. Watts, Jr.

S-1

Signature	Title
/s/ J. Steven Whisler*	Director
J. Steven Whisler
/s/ Edward E. Whitacre, Jr.*	Director
Edward E. Whitacre, Jr.

	*By:	/s/ Roger Nober
Dated: February 14, 2008		Roger Nober
Executive Vice President Law and Secretary

S-2

Burlington Northern Santa Fe Corporation and Subsidiaries

Exhibit Index

Exhibit Number and Description	Incorporated by Reference (if applicable)
	Form	File Date	File No.	Exhibit
(3) Articles of Incorporation and Bylaws
3.1 Amended and Restated Certificate of Incorporation of Burlington Northern Santa Fe Corproation, dated December 21, 1994, as amended.	10-Q	8/13/1998	1-11535	3.1
3.2 By-Laws of Burlington Northern Santa Fe Corporation, as amended and restated, dated December 6, 2007.**
(4) Instruments defining the rights of security holders, including indentures
4.1 Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee.	S-3	2/8/1999	333-72013	4
4.2 Form of BNSF’s 6 1/8% Notes Due March 15, 2009.	10-K	3/31/1999	1-11535	4.2
4.3 Form of BNSF’s 6 3/4% Debentures Due March 15, 2029.	10-K	3/31/1999	1-11535	4.3
4.4 Form of BNSF’s 6.70% Debentures Due August 1, 2028.	10-K	3/31/1999	1-11535	4.4
4.5 Form of BNSF’s 8.125% Debentures Due April 15, 2020.	10-K	2/12/2001	1-11535	4.5
4.6 Form of BNSF’s 7.95% Debentures Due August 15, 2030.	10-K	2/12/2001	1-11535	4.6
4.7 Form of BNSF’s 6.75% Notes Due July 15, 2011.	10-Q	8/3/2001	1-11535	4.1
4.8 Form of BNSF’s 5.90% Notes Due July 1, 2012.	10-Q	8/9/2002	1-11535	4.1
4.9 Officers’ Certificate of Determination as to the terms of BNSF’s 4.875% Notes Due January 15, 2015, including Exhibit A thereto, the form of the Notes.	8-K	12/9/2004	1-11535	4.1
4.10 Indenture, dated as of December 8, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	S-3 ASR	12/8/2005	333-130214	4.1
4.11 Certificate of Trust of BNSF Funding Trust I, executed and filed by U.S. Bank Trust National Association, Linda Hurt and James Gallegos, as Trustees.	S-3 ASR	12/8/2005	333-130214	4.3
4.12 Amended and Restated Declaration of Trust of BNSF Funding Trust I, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.4
4.13 Guarantee Agreement between BNSF and U.S. Bank Trust National Association, as Guarantee Trustee, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.5
4.14 First Supplemental Indenture, dated as of December 15, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	8-K	12/15/2005	1-11535	4.6

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
	4.15 Agreement as to Expenses and Liabilities dated as of December 15, 2005, between BNSF and BNSF Funding Trust I.	8-K	12/15/2005	1-11535	4.4 (Exhibit C)
	4.16 Form of BNSF Funding Trust I’s 6.613% Trust Preferred Securities.	8-K	12/15/2005	1-11535	4.4 (Exhibit D)
	4.17 Officer’s Certificate of Determination as to the terms of BNSF’s 6.20% Debentures Due August 15, 2036, including the form of the Debentures.	10-Q	10/24/2006	1-11535	4.1
	4.18 First Supplemental Indenture, dated as of April 13, 2007, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Trust Company, N.A., as Trustee.	8-K	4/13/2007	1-11535	4.1
	4.19 Officer’s Certificate of Determination as to the terms of BNSF’s 5.65% Debentures due May 1, 2017 and 6.15% Debentures Due May 1, 2037, including the forms of the Debentures.	8-K	4/13/2007	1-11535	4.2

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

(10)	Material Contracts
	10.1 Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan, as amended and restated February 13, 2008.* **
	10.2 Form of Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan Director’s Restricted Stock Unit Award Agreement.*	8-K	5/23/2005	1-11535	10.1
	10.3 BNSF Railway Company Incentive Compensation Plan, as amended and restated December 17, 2007.* **
	10.4 Burlington Northern Santa Fe Corporation Deferred Compensation Plan, as amended and restated effective December 9, 2004.*	10-K	2/16/2007	1-11535	10.5
	10.5 Burlington Northern Santa Fe Corporation Senior Management Stock Deferral Plan, as amended and restated effective January 1, 2008.* **
	10.6 Burlington Northern Santa Fe Incentive Bonus Stock Program, as amended and restated effective September 14, 2005.*	8-K	9/19/2005	1-11535	10.1
	10.7 Burlington Northern Santa Fe 1996 Stock Incentive Plan, as amended and restated December 6, 2007.* **
	10.8 Burlington Northern Santa Fe Supplemental Retirement Plan, effective October 1, 1996, as amended through July 21, 2005.*	8-K	7/27/2005	1-11535	10.1
	10.9 Retirement Benefit Agreement between BNSF and Matthew K. Rose, as amended and restated September 21, 2006.*	10-Q	10/24/2006	1-11535	10.5
	10.10 Retirement Benefit Agreement, dated January 16, 2003, between BNSF and John P. Lanigan.*	10-K	2/13/2004	1-11535	10.29

Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	File Date	File No.	Exhibit
10.11 Burlington Northern Santa Fe Estate Enhancement Program, as amended and restated, effective November 1, 1996.*	10-K 405	3/31/1997	1-11535	10.15
10.11.1Amendment of Burlington Northern Santa Fe Estate Enhancement Program, dated December 3, 1998.*	10-Q	8/11/1999	1-11535	10.2
10.11.2Termination of Burlington Northern Santa Fe Estate Enhancement Program, dated September 17, 2003.*	10-K	2/16/2007	1-11535	10.12.2

10.12  Form of BNSF Change-in-Control Agreement, as amended and restated December 6, 2007 and effective December 31, 2007 (applicable to Messrs. Rose, Hund, Ice, Lanigan, and Nober and one other executive officer).* **

10.13 Burlington Northern Santa Fe Corporation Supplemental Investment and Retirement Plan, as amended September 12, 2006.*	10-Q	10/24/2006	1-11535	10.6
10.14 Burlington Northern Inc. Director’s Charitable Award Program.*	10-K	4/1/1996	1-11535	10.22
10.15 Burlington Northern Santa Fe Salary Exchange Option Program, as amended and restated October 1, 2004.*	10-K	2/15/2005	1-11535	10.18
10.16 Burlington Northern Santa Fe 1999 Stock Incentive Plan, as amended and restated February 13, 2008.* **
10.17 Form of 1999 Stock Incentive Plan Stock Option Award Agreement.* **
10.18 Form of 1999 Stock Incentive Plan Restricted Stock Unit Award Agreement.* **
10.19 Form of 1999 Stock Incentive Plan Reload Stock Option Agreement.* **
10.20 Form of 1999 Stock Incentive Plan Special Retention Restricted Stock Unit Award Agreement.* **
10.21 Form of 1999 Stock Incentive Plan Performance-Based Restricted Stock Unit Award Agreement.* **
10.22 Form of 1999 Stock Incentive Plan Performance Stock Award Agreement.* **
10.23 Amended and Restated Benefits Protection Trust Agreement by and between Burlington Northern Santa Fe Corporation and Wachovia Bank, dated January 8, 2008.* **
10.24 Burlington Northern Santa Fe Directors' Retirement Plan*	10-K	4/1/1996	1-11535	10.27
10.24.1 Termination of Burlington Northern Santa Fe Directors' Retirement Plan, dated July 17, 2003.*	10-K	2/16/2007	1-11535	10.31.1
10.25 Form of Indemnification Agreement dated as of September 17, 1998, entered into between BNSF and directors.*	10-K	3/31/1999	1-11535	10.37
10.26 Form of Indemnification Agreement dated as of September 17, 1998, entered into between BNSF and certain officers, including Messrs, Rose, Hund, Ice, Lanigan, Nober and Rickershauser.*	10-K	3/31/1999	1-11535	10.38

Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	File Date	File No.	Exhibit
10.27 Burlington Northern Santa Fe 2005 Deferred Compensation Plan for Non-Employee Directors, amended and restated as of February 13, 2008.* **
	10.28 Burlington Northern Santa Fe Deferred Compensation Plan for Directors, as amended and restated December 9, 2004.*	10-K	2/16/2007	1-11535	10.35
	10.29 Replacement Capital Covenant, dated as of December 15, 2005, by BNSF in favor of and for the benefit of each Covered Debtholder (as defined therein).	10-K	2/17/2006	1-11535	10.41
(12)	Statements re: Computation of Ratios
12.1 Computation of Ratio of Earnings to Fixed Charges.**
(21)	Subsidiaries of the registrant
21.1 Subsidiaries of BNSF.**
(23)	Consents of experts and counsel
23.1 Consent of PricewaterhouseCoopers LLP.**
(24)	Power of Attorney
24.1 Power of Attorney.**
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Principal Executive Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).**
31.2 Principal Financial Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).**
(32)	Section 1350 Certifications
32.1 Certification Pursuant to Rule 13a-14(b) and18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**
(99)	Additional Exhibits
99.1 Certification Pursuant to Section 303A.12 of the New York Stock Exchange Listed Company Manual.**

*Management contract or compensatory plan

**Filed herewith