Form 10-Q
period 2008-03-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2008-04-29
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
                                    Large accelerated filer  [x]  Accelerated filer  [  ]   Non-accelerated filer  [  ] Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                       Yes  [  ]  No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at April 21, 2008

Common stock, $.01 par value	344,930,287 shares

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

Three Months Ended March 31,	2008	2007
Revenues	$4,261	$3,645

Operating expenses:
Fuel	1,009	652
Compensation and benefits	983	932
Purchased services	525	502
Depreciation and amortization	341	307
Equipment rents	230	232
Materials and other	298	326
Total operating expenses	3,386	2,951
Operating income	875	694
Interest expense	134	121
Other expense, net	–	5

Income before income taxes	741	568
Income tax expense	286	219
Net income	$455	$349

Earnings per share:
Basic earnings per share	$1.31	$0.98
Diluted earnings per share	$1.30	$0.96
Average shares:
Basic	346.3	355.8
Dilutive effect of stock awards	5.0	7.9
Diluted	351.3	363.7
Dividends declared per share	$0.32	$0.25

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, shares in thousands)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$525	$330
Accounts receivable, net	861	790
Materials and supplies	639	579
Current portion of deferred income taxes	336	290
Other current assets	311	192
Total current assets	2,672	2,181

Property and equipment, net	29,783	29,567
Other assets	2,097	1,835
Total assets	$34,552	$33,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,108	$2,824
Long-term debt due within one year	619	411
Total current liabilities	3,727	3,235

Long-term debt and commercial paper	8,025	7,735
Deferred income taxes	8,618	8,484
Casualty and environmental liabilities	850	843
Pension and retiree health and welfare liability	452	444
Employee separation costs	75	77
Other liabilities	1,605	1,621
Total liabilities	23,352	22,439
Commitments and contingencies (see Notes 2, 4 and 5)
Stockholders’ equity:
Common stock, $0.01 par value, 600,000 shares authorized; 538,558 shares and 537,330 shares issued, respectively	5	5
Additional paid-in capital	7,441	7,348
Retained earnings	11,489	11,152
Treasury stock, at cost, 193,892 shares and 189,626 shares, respectively	(7,601)	(7,222)
Accumulated other comprehensive loss	(134)	(139)
Total stockholders’ equity	11,200	11,144
Total liabilities and stockholders’ equity	$34,552	$33,583

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Three Months Ended March 31,	2008	2007
OPERATING ACTIVITIES
Net income	$455	$349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	341	307
Deferred income taxes	83	52
Employee separation costs paid	(4)	(6)
Long-term casualty and environmental liabilities, net	7	42
Other, net	5	47
Changes in current assets and liabilities:
Accounts receivable, net	(68)	88
Change in accounts receivable sales program	–	300
Materials and supplies	(60)	(18)
Other current assets	(108)	(103)
Accounts payable and other current liabilities	280	90
Net cash provided by operating activities	931	1,148
INVESTING ACTIVITIES
Capital expenditures	(468)	(537)
Construction costs for facility financing obligation	(4)	(1)
Other, net	(287)	(293)
Net cash used for investing activities	(759)	(831)
FINANCING ACTIVITIES
Net (decrease) increase in commercial paper and bank borrowings	(162)	91
Proceeds from issuance of long-term debt	650	–
Payments on long-term debt	(58)	(44)
Dividends paid	(112)	(90)
Proceeds from stock options exercised	35	55
Purchase of BNSF common stock	(373)	(349)
Excess tax benefits from equity compensation plans	31	37
Proceeds from facility financing obligation	18	–
Other, net	(6)	–
Net cash provided by (used for) financing activities	23	(300)
Increase in cash and cash equivalents	195	17
Cash and cash equivalents:
Beginning of period	330	375
End of period	$525	$392
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$130	$135
Income taxes paid, net of refunds	$77	$37
Non-cash asset financing	$25	$15

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Shares in thousands, dollars in millions, except per share data)
(Unaudited)

	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2007	537,330	(189,626)	$7,353	$11,152	$(7,222)	$(139)	$11,144
Adjustment to change the measurement date pursuant to Statement of Financial Accounting Standard (SFAS) No. 158			–	(7)	–	2	(5)
Adjustment to initially apply SFAS No. 158 to equity method investees			–	–	–	(2)	(2)
Common stock dividends, $0.32 per share			–	(111)	–	–	(111)
Restricted stock and stock options expense			21	–	–	–	21
Restricted stock activity and related tax benefit of $10	3	–	10	–	–	–	10
Exercise of stock options and related tax benefit of $21	1,225	(59)	62	–	(6)	–	56
Purchase of BNSF common stock[a]	–	(4,207)	–	–	(373)	–	(373)
Comprehensive income:
Net income			–	455	–	–	455
Amortization of prior service costs and actuarial losses, net of tax expense of $1			–	–	–	2	2
Gain on derivative instruments and other items, net of tax expense of $2			–	–	–	4	4
Unrealized loss on securities held by equity method investees, net of tax benefit of less than $1			–	–	–	(1)	(1)
Total comprehensive income							460
Balance at March 31, 2008	538,558	(193,892)	$7,446	$11,489	$(7,601)	$(134)	$11,200

[a] Total-to-date share repurchases through March 31, 2008 under the Company’s share repurchase program, were 184 million shares at an average price of $39.29 per share, leaving 26 million shares available for repurchase out of the 210 million shares authorized.

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 including the financial statements and notes thereto. Burlington Northern Santa Fe Corporation (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, BNSF, Registrant or the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated. BNSF was incorporated in Delaware on December 16, 1994.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of March 31, 2008, and the results of operations for the three-month periods ended March 31, 2008 and 2007.

Certain comparative prior period amounts in the Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported operating income or net income.

Adoption of New Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements around fair value measurements.

SFAS No. 157 specifies a three-level hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures.

•	Level 1–Quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.
•
Level 2–Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs are observable market data.

•	Level 3–Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

SFAS No. 157 requires companies to maximize the use of observable inputs (Level 1 and Level 2), when available, and to minimize the use of unobservable inputs (Level 3) when determining fair value.

The Company adopted SFAS No. 157 on January 1, 2008 and recorded no financial statement adjustments as a result of adoption. The Company has applied the provisions of the standard to its fuel and interest rate hedges (see Note 2 to the Consolidated Financial Statements).

           However, the Company has not applied the provisions of the standard to its property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, nor to any business combinations or asset retirement obligations. The Company will apply the provisions of the standard to these assets and liabilities, beginning January 1, 2009 as required by FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157.

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

Fuel

Fuel costs represented 30 percent and 22 percent of total operating expenses during the three month periods ended March 31, 2008 and 2007, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first quarter of 2008 and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $15 million of additional fuel expense on an annual basis. However, BNSF believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities

As of March 31, 2008, BNSF’s total fuel-hedging positions covered approximately 5 percent, 1 percent and 1 percent of estimated fuel purchases for the remainder of 2008, 2009 and 2010, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Hedge benefit	$10	$27
Ineffective portion of open hedges	–	(1)
Tax effect	(4)	(10)
Hedge benefit, net of tax	$6	$16

Unrealized gains and losses of the ineffective portion of open hedges are recorded in the Consolidated Statements of Income as a component of fuel expense.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	March 31,	December 31,
	2008	2007
Short-term fuel-hedging asset	$39	$29
Long-term fuel-hedging asset	14	10
Ineffective portion of open hedges	–	–
Tax effect	(20)	(15)
Amount included in AOCL, net of tax	$33	$24

Settled fuel-hedging contracts receivable	$10	$6

The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps.  This methodology is a market approach, which under SFAS No. 157 utilizes Level 2 inputs as it uses market data for similar instruments in active markets.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of March 31, 2008, BNSF had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. Over the twelve months ended March 31, 2008, the sum of all such costs averaged approximately 21 cents per gallon.

During the first quarter of 2008, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 24.02 million gallons of fuel with an average swap price of $2.44 per gallon. The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of March 31, 2008.

	Quarter Ending
2008	June 30,	September 30,	December 31,	Total
HO Swaps
Gallons hedged (in millions)	6.80	8.23	8.99	24.02
Average swap price (per gallon)	$2.42	$2.42	$2.47	$2.44
Fair value (in millions)	$3	$3	$4	$10

West Texas Intermediate (WTI) Crude Oil Hedges

In addition, BNSF enters into fuel swap agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended March 31, 2008, the sum of all such costs averaged approximately 56 cents per gallon.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

During the first quarter of 2008, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 450 thousand barrels of fuel with an average swap price of $84.78 per barrel. The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of March 31, 2008.

	Quarter Ending
2008	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	260	230	230	720
Equivalent gallons hedged (in millions)	10.92	9.66	9.66	30.24
Average swap price (per barrel)	$63.77	$63.70	$63.70	$63.73
Fair value (in millions)	$10	$8	$8	$26

	Quarter Ending
2009	March 31,	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	100	100	100	160	460
Equivalent gallons hedged (in millions)	4.20	4.20	4.20	6.72	19.32
Average swap price (per barrel)	$65.10	$65.10	$65.10	$76.24	$68.97
Fair value (in millions)	$3	$3	$3	$3	$12

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,		Total
WTI Swaps
Barrels hedged (in thousands)	160	90	90		90	430
Equivalent gallons hedged (in millions)	6.72	3.78	3.78		3.78	18.06
Average swap price (per barrel)	$76.06	$84.73	$84.69		$84.68	$81.49
Fair value (in millions)	$3	$1	$1	$	< 1	$5

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

Total Interest Rate Hedging Program

All interest rate derivative transactions outstanding are reflected in the following table:

	March 31, 2008
	Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fair value hedges
Fixed to variable swaps (in millions)	$–	$200	$250	$–	$–	$400	$850	$24
Average fixed rate	–%	6.13%	7.13%	–%	–%	5.75%	6.24%
Average floating rate	–%	3.28%	5.67%	–%	–%	4.27%	4.45%

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. This methodology is a market approach, which under SFAS No. 157 utilizes Level 2 inputs as it uses market data for similar instruments in active markets. Unrealized gains and losses for interest rate hedge transactions are not recorded in the Consolidated Statements of Income.

Fair Value Interest Rate Hedges

The Company enters into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective.

During the first quarter of 2008, the Company entered into four additional interest rate swaps having a notional amount of $400 million to convert fixed-rate long-term debt to floating-rate debt. These swaps were entered into at the inception of new 10-year notes (see Note 4 to the Consolidated Financial Statements).

As of March 31, 2008 and December 31, 2007, BNSF had entered into eleven and seven separate swaps, respectively, including the swaps described above, with an aggregate notional amount of $850 million and $450 million, respectively, in which it pays an average floating rate, which fluctuates quarterly, based on the London Interbank Offered Rate (LIBOR). The average floating rate to be paid by BNSF as of March 31, 2008, was 4.45 percent, and the average fixed rate BNSF is to receive is 6.24 percent.

The amounts recorded in the Consolidated Statements of Income for interest rate fair value hedge transactions as an adjustment to interest expense were less than $1 million for both the three months ended March 31, 2008 and 2007.

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of open hedges, with a corresponding adjustment to debt or accrued interest, are as follows (in millions):

	March 31,	December 31,
	2008	2007
Short-term interest rate hedging asset	$6	$–
Long-term interest rate hedging asset	$18	$6

Cash Flow Interest Rate Hedges

In anticipation of a future debt issuance, the Company entered into nine treasury locks during 2007 and 2008, having an aggregate notional amount of $250 million, and an average locked-in rate of 4.24 percent, to fix a portion of the rate for a future 10-year unsecured debt issuance. The treasury locks were terminated in March 2008 in connection with the issuance of $650 million 10-year notes (see Note 4 to the Consolidated Financial Statements). Upon termination, BNSF paid $13 million to the counterparties, which will be amortized to interest expense over the life of the issued debt. These transactions are accounted for as cash flow hedges. As of March 31, 2008, no cash flow hedges were outstanding.

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of open and closed hedges, were as follows (in millions):

	March 31,	December 31,
	2008	2007
Interest rate hedging liability – open hedges	$–	$(5)
Unrecognized gain on closed hedges	6	19
Tax effect	(2)	(5)
Unrecognized gain in AOCL, net of tax	$4	$9

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

           BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at March 31, 2008, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities, which mature in November 2008 and 2010, respectively. Outstanding undivided interests held by investors under the A/R sales program were $300 million at both March 31, 2008 and December 31, 2007, with $75 million under each facility. These undivided interests in receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. These undivided interests were supported by $1,161 million and $1,105 million of receivables transferred by SFRC to the master trust at March 31, 2008 and December 31, 2007, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $861 million and $805 million at March 31, 2008 and December 31, 2007, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $300 million at both March 31, 2008 and December 31, 2007, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $4.5 billion and $4.0 billion for the three months ended March 31, 2008 and 2007, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $3 million and $6 million for the three months ended March 31, 2008 and 2007, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 4.2 percent and 5.6 percent for the three months ended March 31, 2008 and 2007, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold. BNSF Railway has historically experienced very low levels of dilution or delinquency and was well below the established threshold rates at March 31, 2008. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At March 31, 2008 and December 31, 2007, $13 million and $11 million, respectively, of accounts receivable were greater than 90 days old.

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At March 31, 2008 and December 31, 2007, $38 million and $36 million, respectively, of such allowances had been recorded, of which $36 million and $34 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $2 million at both March 31, 2008 and December 31, 2007, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the three months ended March 31, 2008 and 2007, less than $1 million and $2 million, respectively, of accounts receivable were written off.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

           The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At March 31, 2008, BNSF Railway was in compliance with these provisions.

4.	Debt

  Revolving Credit Facility and Commercial Paper

As of March 31, 2008, the Company had borrowing capacity of up to $1.2 billion under its long-term bank credit facility, which expires in September 2012. Annual facility fees are currently 0.08 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings; (ii) money market rates offered at the option of the lenders; or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving credit agreement. At March 31, 2008, the Company was in compliance with these covenants.

At March 31, 2008, there were no bank borrowings against the revolving credit agreement.

BNSF issues commercial paper from time to time that is supported by the bank revolving credit agreement. Outstanding commercial paper balances reduce the amount of borrowings available under this agreement.

The maturity value of commercial paper as of March 31, 2008, of $209 million, reduced the total capacity available under the revolving credit agreement to $991 million. Commercial paper outstanding included $109 million issued to a consolidated subsidiary of BNSF that was eliminated upon consolidation. Consolidated commercial paper outstanding, which had a maturity value of $100 million, was classified as long-term debt on the Company’s Consolidated Balance Sheets.

  Notes and Debentures

In March 2008, BNSF issued $650 million of 5.75 percent notes due March 15, 2018. The net proceeds from the sale of the notes are being used for general corporate purposes including, but not limited to, working capital, capital expenditures, repurchase of our common stock pursuant to our share repurchase program and repayment of commercial paper. At March 31, 2008, the remaining amount of debt securities authorized by the Board of Directors (the Board) to be issued through the Securities and Exchange Commission (SEC) debt shelf registration process was $150 million.

In April 2008, the Board authorized an additional $850 million of debt securities that may be issued through the SEC debt shelf registration process, for a total of $1 billion authorized to be issued.

  Financing Obligation

The Company has commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF will lease the facility from the third party for 20 years. Construction is expected to be completed in 2010 with an approximate cost of $160 million. During the first quarter of 2008, the Company sold $18 million of completed improvements, bringing the total sold to date to $59 million. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2008, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$56	$79	$79	10	$30	[b]
Westside Intermodal Transportation Corporation	0.0%	$40	$61	$–	15	$34	[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$13	$19	$–	15	$10	[b]
Chevron Phillips Chemical Company, LP	0.0%	N/Ad	N/Ad	N/Ad	10	$13	[c]
Various lessors (Residual value guarantees)	0.0%	N/A	$271	$271	Various	$69	[c]
All other	0.0%	$6	$7	$2	Various	$–
[a] Reflects the maximum amount the Company could recover from a third party other than the counterparty.
[b] Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
[c] Reflects FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, asset and corresponding liability for the fair value of these guarantees.
[d] There is no cap to the liability that can be sought from BNSF for BNSF’s negligence or the negligence of the indemnified party. However, BNSF could receive reimbursement from certain insurance policies if the liability exceeds a certain amount.

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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that the Company could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of March 31, 2008, the Company had recorded a $69 million asset and corresponding liability for the fair value of RVGs.

All Other

As of March 31, 2008, BNSF guaranteed $6 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $2 million of the $6 million of guarantees. These guarantees expire between 2011 and 2013.

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended March 31,
	2008	2007
Beginning balance	$270	$306
Accruals	–	–
Payments	(4)	(5)
Ending balance at March 31,	$266	$301

Of the March 31, 2008 obligation, $220 million was related to unasserted claims while $46 million was related to asserted claims. At March 31, 2008, $17 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	Three Months Ended March 31,
	2008	2007
Claims unresolved at beginning of period	1,781	1,975
Claims filed	163	139
Claims settled, dismissed or otherwise resolved	(117)	(173)
Ending balance at March 31,	1,827	1,941

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $245 million to $290 million. However, BNSF believes that the $266 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended March 31,
	2008	2007
Beginning balance	$439	$439
Accruals	46	47
Payments	(31)	(52)
Ending balance at March 31,	$454	$434

At March 31, 2008, $163 million was included in current liabilities. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	Three Months Ended March 31,
	2008	2007
Claims unresolved at beginning of period	3,322	3,130
Claims filed	1,534	921
Claims settled, dismissed or otherwise resolved	(884)	(829)
Ending balance at March 31,	3,972	3,222

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $395 million to $555 million. However, BNSF believes that the $454 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

    Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party claims as of March 31, 2008, is approximately $22 million.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 346 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2008	2007
Beginning balance	$380	$318
Accruals	15	67
Payments	(19)	(15)
Ending balance at March 31,	$376	$370

At March 31, 2008, $66 million was included in current liabilities. In the first quarter of 2007, the Company recorded a $65 million pre-tax charge, or $0.11 per share, due to an increase in environmental costs primarily related to a final resolution with the State of Washington and its Department of Ecology on clean-up of an existing environmental site at Skykomish and an adverse reversal of a trial court decision on appeal regarding a site at Arvin, California.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at March 31, 2008, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	Three Months Ended March 31,
	BNSF Sites		Superfund Sites
	2008	2007	2008	2007
Number of sites at beginning of period	346	375	20	20
Sites added during the period	6	5	–	–
Sites closed during the period	(6)	(12)	–	–
Number of sites at March 31,	346	368	20	20

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $525 million. However, BNSF believes that the $376 million recorded at March 31, 2008, is the best estimate of the Company’s future obligation for environmental costs.

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

6.    Employee Separation Costs

Employee separation costs activity was as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Beginning balance at January 1,	$91	$107
Accruals	1	2
Payments	(4)	(6)
Ending balance at March 31,	$88	$103

           Employee separation liabilities of $88 million were included in the Consolidated Balance Sheet at March 31, 2008, and principally represent the following: (i) $84 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) $1 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $3 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At March 31, 2008, $13 million of the remaining liabilities were included in current liabilities.

    The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2008 and 2020. As of March 31, 2008, the Company had updated its estimate and recorded an additional liability of $1 million related to deferred benefits. The remaining costs for (ii) above are expected to be paid out between 2008 and approximately 2011, and the costs for (iii) above are expected be paid out between 2008 and 2021 based on deferral elections made by the affected employees.

7.    Employment Benefit Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132R, which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s balance sheet. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. BNSF has elected to apply the transition option under which a 15-month measurement was determined as of September 30, 2007 that covers the period until the fiscal year-end measurement is required on December 31, 2008. As a result, the Company recorded a $7 million decrease to retained earnings in January 2008 to reflect the proportionate allocation of the net periodic benefit cost to cover the transition period.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Components of the net periodic benefit cost for the three months ended March 31, 2008 and 2007 were as follows (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Net Periodic Benefit Cost	2008	2007	2008	2007
Service cost	$6	$6	$1	$1
Interest cost	26	24	4	4
Expected return on plan assets	(28)	(26)	–	–
Amortization of net loss	4	9	1	1
Amortization of prior service cost	–	–	(2)	(2)
Net periodic benefit cost recognized	$8	$13	$4	$4

Due to changes in the Company's funding methodology, the Company is no longer required to make contributions to BNSF's qualified pension plan in 2008.

8.  Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 2.0 million and 1.6 million for the three months ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

9.   Comprehensive Income

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, a component of Stockholders’ Equity within the Consolidated Balance Sheets, rather than net income on the Consolidated Statements of Income. Under existing accounting standards, other comprehensive income (loss) may include, among other things, unrecognized gains and losses and prior service cost related to pension and other postretirement benefit plans and accounting for derivative financial instruments, which qualify for cash flow hedge accounting.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended March 31,
	2008	2007
Net income	$455	$349
Other comprehensive income (loss):
Amortization of prior service costs and actuarial losses, net of tax (see Note 7)	2	5
Gain (loss) on derivative instruments and other items, net of tax (see Note 2)	4	(6)
Unrealized loss on securities held by equity method investees, net of tax	(1)	–
Total comprehensive income	$460	$348

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

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (the “Company”) as of March 31, 2008, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2008 and 2007 and the consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
April 23, 2008

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

Executive Summary

 Overview:

➢
Quarterly earnings were $1.30 per diluted share, compared to first-quarter 2007 earnings per share of $0.96 per diluted share, which included a $0.14 charge for additional environmental expenses and a technology system write-off.

➢	Quarterly freight revenues increased $599 million, or 17 percent, to $4.14 billion compared with $3.54 billion in the prior year quarter.

✓	The 17-percent increase in revenue is primarily attributable to improved yields and increased fuel surcharges, driven by higher fuel prices.

✓	Unit volumes were relatively flat, with higher unit volumes in Coal, Agricultural Products and Industrial Products, offset by decreased unit volumes in Consumer Products.

➢
Operating expenses for the first quarter of 2008 increased $435 million, or 15 percent, as compared with the first quarter of 2007, primarily due to higher fuel expense driven by increased fuel prices.

➢	Operating income was $875 million, compared to first-quarter 2007 operating income of $694 million.

Business Outlook for 2008:

➢
The Company anticipates that capital commitments for 2008 will be about $2,575 million, or $125 million higher than previously disclosed due to the accelerated acquisition of additional locomotives in order to take advantage of the bonus depreciation provision provided in the Fiscal Stimulus Act.

Results of Operations

Three Months Ended March 31, 2008, Compared with Three Months Ended March 31, 2007

Revenues

The following table presents BNSF’s revenue information by business group for the three months ended March 31, 2008 and 2007.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2008	2007	2008	2007	2008	2007

Consumer Products	$1,384	$1,312	1,165	1,276	$1,188	$1,028
Coal	954	760	634	594	1,505	1,279
Industrial Products	939	846	403	390	2,330	2,169
Agricultural Products	866	626	284	247	3,049	2,534
Total Freight Revenues	4,143	3,544	2,486	2,507	$1,667	$1,414
Other Revenues	118	101
Total Operating Revenues	$4,261	$3,645

Freight revenues for the first quarter of 2008 were $4,143 million, up 17 percent compared with the same 2007 period, on relatively flat unit volumes. Freight revenues included an increase of approximately $280 million in fuel surcharges compared with the same 2007 period. Average revenue per car/unit was up 18 percent in the first quarter of 2008 from the first quarter of 2007 primarily due to improved pricing as well as fuel surcharges.
         Consumer Products

    The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

    Consumer Products revenues of $1,384 million for the first quarter of 2008 were $72 million, or 5 percent, greater than the first quarter of 2007. Higher revenue per unit due to improved yields and fuel surcharges was partially offset by lower volumes related to economic softness as well as reduced transpacific service of a large international customer.

         Coal

    BNSF is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originate from the Powder River Basin of Wyoming  and Montana.

Coal revenues of $954 million for the first quarter of 2008 increased $194 million, or 26 percent, compared with the same period a year ago. The revenue increase was primarily driven by an increase in the average revenue per car of 18 percent driven by improved yields, contractual inflation escalators, increased tons per unit and fuel surcharges. Additionally, unit volumes increased by 7 percent as a result of strong customer demand.

Industrial Products

    Industrial Products’ freight business consists of five business areas: construction products, building products, petroleum products, chemicals and plastic products and food and beverages.

    Industrial Products revenues of $939 million for the first quarter of 2008 were $93 million, or 11 percent, greater than the first quarter of 2007, due to strong demand for construction products and petroleum products, which were partially offset by weakness in the housing market. The 7-percent increase in average revenue per unit was the result of higher fuel surcharges and improved yields.

        Agricultural Products

    The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

    Agricultural Products revenues of $866 million for the first quarter of 2008 were $240 million, or 38 percent, higher  than revenues for the first quarter of 2007. This increase was primarily due to a 15-percent increase in unit volume growth  principally in wheat, soybeans, corn and ethanol and a 20-percent increase in average revenue per unit.  The increase in revenue per unit is the result of improved yields and higher fuel surcharges.

        Other Revenues

Other revenues increased $17 million, or 17 percent, to $118 million for the first quarter of 2008. This was primarily due to an increase in demurrage charges and growth of BNSF Logistics, an indirect, wholly-owned, non-rail subsidiary that specializes in providing third-party logistics and transportation services.

Expenses

Total operating expenses for the first quarter of 2008 were $3,386 million, an increase of $435 million, or 15 percent, versus the same period in 2007.

Fuel

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities.

Fuel expenses of $1,009 million for the first quarter of 2008 were $357 million higher than the first quarter of 2007. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel. The average all-in cost per gallon of diesel fuel increased by 96 cents to $2.77, resulting in a $350 million increase in expense. The increase in the average all-in cost reflected an increase in the average purchase price of 92 cents, or a $334 million increase in fuel expenses, and a decrease in the hedge benefit of 4 cents, or $16 million (first quarter 2008 benefit of $10 million less first quarter 2007 benefit of $26 million). Fuel consumption in the first quarter of 2008 increased by 4 million gallons to 364 million gallons, when compared with consumption in the same 2007 period.

Compensation and Benefits

Compensation and benefits includes expenses for BNSF employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $983 million were $51 million, or 5 percent, higher than the first quarter of 2007. This increase was primarily related to wage inflation and higher incentive compensation costs.

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

Purchased service expenses of $525 million for the first quarter of 2008 were $23 million, or 5 percent, higher than the first quarter of 2007. This increase was primarily due to increases in the following costs: haulage payments for transportation over other railroads, purchased transportation costs for BNSF Logistics and locomotive and freight car contract maintenance expense.

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

Depreciation and amortization expenses of $341 million for the first quarter of 2008 were $34 million, or 11 percent, higher than the same period in 2007. This increase in depreciation expense was primarily due to continuing capital expenditures as well as updated depreciation rates for locomotives that went into effect April 1, 2007.

Equipment Rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $230 million for the first quarter of 2008, were $2 million, or 1 percent lower than the first quarter of 2007 due in part to improved velocity and asset utilization.

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

Materials and other expenses of $298 million for the first quarter of 2008, were $28 million, or 9 percent, lower than the first quarter of 2007. The decrease was primarily due to $52 million of decreased environmental costs and a $16 million write-off of a technology system in 2007, partially offset by current year increases in expense related to casualties, property taxes and inflationary increases associated with non-locomotive fuel costs.

Interest Expense

Interest expense of $134 million for the first quarter of 2008 was $13 million, or 11 percent, higher than the same 2007 period. This was primarily due to a higher average debt balance.

Income Taxes

The effective tax rate for the each of the three month periods ended March 31, 2008 and 2007 was 38.6 percent.

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

  Operating Activities

Net cash provided by operating activities was $931 million for the three months ended March 31, 2008, compared with $1,148 million for the three months ended March 31, 2007, which included an increase of $300 million in utilization of the Company’s accounts receivable sales program.  The decrease was primarily the result of no additional utilization of the Company’s accounts receivable sales program in the first quarter of 2008, partially offset by higher current year earnings before depreciation and amortization.

  Investing Activities

    Net cash used for investing activities was $759 million for the three months ended March 31, 2008, compared with $831 million for the three months ended March 31, 2007. The decrease in cash used for investing activities primarily reflects a decrease in capital expenditures principally due to lower expenditures for terminal and line expansions. See table below for a breakdown of cash capital expenditures for the three months ended March 31, 2008 and 2007 (in millions):

Three Months Ended March 31,	2008	2007
Maintenance of Way	$298	$311
Mechanical	36	26
Information Services	23	16
Other	29	27
Total Maintenance of Business	386	380
Terminal and Line Expansion	82	157
Total	$468	$537

The table above does not include expenditures for equipment financed through operating leases (principally related to locomotives).

  Financing Activities

Three Months Ended March 31, 2008

Net cash provided by financing activities during the first three months of 2008 was $23 million, primarily related to net debt borrowings of $430 million, proceeds from stock options exercised of $35 million, excess tax benefits from equity compensation plans of $31 million and proceeds from a facility financing obligation of $18 million, which were partially offset by common stock repurchases of $373 million, including $18 million to satisfy tax withholding obligations for stock option exercises, and dividend payments of $112 million.

Aggregate debt due to mature within one year is $619 million. BNSF’s ratio of net debt to total capitalization was 42.0 percent at March 31, 2008, compared with 41.2 percent at December 31, 2007. The Company’s adjusted net debt to total capitalization was 52.3 percent at March 31, 2008, compared with 51.8 percent at December 31, 2007. BNSF’s adjusted net debt to total capitalization is a non-GAAP measure and should be considered in addition to, but not as a substitute or preferable to, the information prepared in accordance with GAAP. However, management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.

The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

	March 31,	December 31,
	2008	2007
Net debt to total capitalization [a]	42.0%	41.2%
Adjustment for long-term operating leases[b]	10.2	10.5
Adjustment for other debt equivalents [c]	0.4	0.5
Adjustment for unfunded pension and retiree health and welfare liability	0.7	0.7
Adjustment for junior subordinated notes [d]	(1.0)	(1.1)
Adjusted net debt to total capitalization	52.3%	51.8%
[a] Net debt to total capitalization is calculated as total debt (long-term debt and commercial paper plus long-term debt due within one year) less cash and cash equivalents divided by the sum of net debt and total stockholders’ equity.
[b] Represents the net present value of future operating lease commitments.
[c] Adjustment for other debt equivalents principally includes accounts receivable financing (see Note 3 to the Consolidated Financial Statements for additional information).
[d] Junior subordinated notes are included in total debt on the respective Consolidated Balance Sheets; however, as they include certain equity characteristics, they have been assigned 50 percent equity credit for purposes of this calculation.

In March 2008, BNSF issued $650 million of 5.75 percent notes due March 15, 2018. The net proceeds from the sale of the notes are being used for general corporate purposes including, but not limited to, working capital, capital expenditures, repurchase of our common stock pursuant to our share repurchase program and repayment of commercial paper. At March 31, 2008, the amount of debt authorized to be issued by the Board of Directors (the Board) through the Securities and Exchange Commission (SEC) debt shelf registration process was $150 million.

In April 2008, the Board authorized an additional $850 million of debt securities that may be issued through the SEC debt shelf registration process, for a total of $1 billion authorized to be issued.

The Company has commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF will lease the facility from the third party for 20 years. Construction is expected to be completed in 2010 with an approximate cost of $160 million. During the first quarter of 2008, the Company sold $18 million of completed improvements, bringing the total sold to date to $59 million. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

Three Months Ended March 31, 2007

Net cash used for financing activities during the first three months of 2007 was $300 million, primarily related to common stock repurchases of $349 million, including $8 million to satisfy tax withholding obligations for stock option exercises and dividend payments of $90 million, partially offset by proceeds from stock options exercised of $55 million, net borrowings of $47 million and excess tax benefits from equity compensation plans of $37 million.

  Dividends

Common stock dividends declared for the three months ended March 31, 2008 and 2007 were $0.32 and $0.25 per share, respectively. Dividends paid on common stock during the first three months of 2008 and 2007 were $112 million and $90 million, respectively. On February 13, 2008, the Board declared a quarterly dividend of $0.32 per share on outstanding shares of common stock, payable April 1, 2008, to shareholders of record on March 11, 2008. On April 24, 2008, the Board declared a quarterly dividend of $0.32 per share on outstanding shares of common stock, payable July 1, 2008 to shareholders of record on June 10, 2008.

  Common Stock Repurchase Program

During the first three months of 2008, BNSF repurchased 4 million shares of its common stock at an average price of $88.74 per share under the Company’s share repurchase program amounting to a total cost of $355 million. Program-to-date repurchases through March 31, 2008, were 184 million shares at an average price of $39.29 per share, leaving 26 million shares available for repurchase out of the 210 million shares authorized. Additionally, during the three months ended March 31, 2008, the Company acquired shares from employees at a cost of $18 million to satisfy tax withholding obligations.

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

BNSF has agreed to acquire 1,135 locomotives by 2013. As of March 31, 2008, BNSF had taken delivery of 64 of the 1,135 locomotives in the first three months of 2008.

BNSF has agreed to acquire 4,000 covered hoppers, 100 automax cars and 1,497 double-stack cars by 2010. As of March 31, 2008, BNSF had taken delivery of 2,330 of the covered hoppers, 77 automax cars and 430 of the double-stack cars.

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

Off-Balance Sheet Arrangements

  Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation, as described in Note 3 to the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a maximum debt-to-capital test, which is the same as in BNSF’s revolving credit agreements. At March 31, 2008, BNSF Railway was in compliance with these provisions.

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

Other Matters

  Commercial

As previously reported, in February 2005, the Company received a Civil Investigative Demand from the Antitrust Division of the Department of Justice requesting information concerning the Company’s pricing activities relating to the shipment of coal from the southern Powder River Basin. The Company recently has been advised by the Department of Justice that the matter has been concluded without further action.

      Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel and interest rate hedges are classified as operating activities in the Consolidated Statements of Cash Flows.

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance. As of March 31, 2008, BNSF’s counterparties have an investment grade credit rating.

Fuel

BNSF measures the fair value of fuel hedges from data provided by various external counterparties. The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps. This methodology is a market approach, which under SFAS No. 157 utilizes Level 2 inputs as it uses market data for similar instruments in active markets. Further information on BNSF’s fuel hedging program is incorporated by reference from Note 2 to the Consolidated Financial Statements.

Interest Rate

BNSF’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. This methodology is a market approach, which under SFAS No. 157 utilizes Level 2 inputs as it uses market data for similar instruments in active markets. Further information on BNSF’s interest hedging program is incorporated by reference from Note 2 to the Consolidated Financial Statements.

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

    Final agreements have been reached under the current bargaining round, covering about 65 percent of BNSF’s unionized workforce. These agreements resolve all wage, work rule, and benefit issues through December 31, 2009. A tentative agreement (subject to membership ratification) was reached with the United Transportation Union (“UTU”) on January 28, 2008. The UTU represents just under 30 percent of BNSF’s scheduled employees. BNSF remains in national bargaining with the International Association of Machinists and Aerospace Workers.

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

•
           Expectations as to the effect on the Company’s financial condition of claims, litigation, environmental and personal injury costs, commitments, contingent liabilities, and governmental and regulatory investigations and proceedings;

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•               Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF’s supplier base, adverse economic conditions in the industries and geographic areas that produce and consume freight, changes in demand due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal, governmental tariffs or subsidies that could affect the demand for grain, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, level of service failures that could lead customers to use competitors' services, changes in fuel prices and other key materials and disruptions in supply chains for these materials, changes in the securities and capital markets and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations.  This excludes the impact of any interest rate hedging activities during the first quarters of 2008 and 2007, as the impact to the Company’s Consolidated Statements of Income was less than $1 million (in millions):

	Three Months Ended March 31,
	2008	2007
Fuel-hedge benefit (including ineffective portion of unexpired hedges)	$10	$26
Tax effect	(4))	(10))
Hedge benefit, net of tax	$6	$16

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

Commodity Price Sensitivity

BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of March 31, 2008, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO) or West Texas Intermediate crude oil (WTI). For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, WTI and HO.

At March 31, 2008, BNSF had recorded a net fuel-hedging asset of $53 million for fuel hedges covering 2008 through 2010.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending March 31, 2009, and the balance sheet impact from the hypothetical price changes, both based on the Company’s hedge position at March 31, 2008:

Sensitivity Analysis
Hedged commodity price change	Fuel-hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel-hedge fair value
10 percent increase	$15 million increase	$22 million increase
10 percent decrease	$15 million decrease	$22 million decrease

Based on fuel consumption during the twelve-month period ending March 31, 2008, of 1,446 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a 10-percent increase or decrease in the commodity price per gallon would result in an approximate $335 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis.

At March 31, 2008, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

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

At March 31, 2008, the fair value of BNSF’s debt, excluding capital leases, was $8,008 million, which includes a fair value interest rate hedge benefit of $24 million.

The following table is an estimate of the impact to earnings and the fair value of the total debt, excluding capital leases, and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending March 31, 2009, based on debt levels and outstanding hedges as of March 31, 2008:

Sensitivity Analysis
Hypothetical change in interest rates	Floating rate debt - Annual pre-tax earnings impact	Change in fair value
		Total debt[a]	Interest rate hedges
1 percent decrease	$9 million increase	$763 million increase	$42 million increase
1 percent increase	$9 million decrease	$646 million decrease	$39 million decrease
   a Excludes the impact of interest rate hedges.

Further information on interest rate hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements. Information on the Company’s debt, which may be sensitive to interest rate fluctuations, is incorporated by reference from Note 4 to the Consolidated Financial Statements.

Item 4.    Controls and Procedures.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF’s principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF's principal executive officer and principal financial officer have concluded that there have been no changes in BNSF's internal control over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF's internal control over financial reporting.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

PART II OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended March 31, 2008 (shares in thousands):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[b]
January 1 – 31	1	$ 78.83	–	29,501
February 1 – 29	2,304	$ 88.30	2,250	27,251
March 1 – 31	1,754	$ 89.31	1,750	25,501
Total	4,059	$ 88.73	4,000

a
Total number of shares purchased includes approximately 59 thousand shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 207 thousand shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Election of Eleven Directors

At the April 24, 2008, annual meeting of shareholders, the Company’s shareholders elected 11 directors, each for a one-year term.

The shareholders elected the Company’s 11 nominees to the 11 director positions by the vote shown below:

Nominees	Votes For	Votes Against	Abstentions
Alan L. Boeckmann	282,636,820	8,692,018	3,935,007
Donald G. Cook	283,647,737	7,641,564	3,974,544
Vilma S. Martinez	274,044,303	17,233,764	3,985,778
Marc F. Racicot	282,906,968	7,963,415	4,393,021
Roy S. Roberts	282,705,797	8,564,398	3,993,208
Matthew K. Rose	281,391,682	9,353,605	4,518,557
Marc J. Shapiro	280,305,322	10,879,163	4,079,360
J.C. Watts, Jr.	282,402,920	8,678,431	4,182,052
Robert H. West	282,950,795	8,343,397	3,969,210
J. Steven Whisler	282,995,239	8,301,019	3,967,146
Edward E. Whitacre, Jr.	282,378,214	8,691,658	4,193,972

Ratification of the Appointment of Independent Auditor

The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor in 2008 as follows:

-	For: 290,217,348
-	Against: 2,452,894
-	Abstentions: 2,593,602

Shareholder Proposal Regarding “Say on Executive Pay”

The shareholders voted against requiring a non-binding advisory vote to ratify compensation of named executive officers as follows:

-	For: 82,926,937
-	Against: 164,790,960
-	Abstentions: 10,377,719

Item 6.    Exhibits.

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON NORTHERN SANTA FE CORPORATION (Registrant)

By:	/s/ Thomas N. Hund
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Dated: April 29, 2008

S-1

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

Exhibit Index

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Burlington Northern Santa Fe Corporation, dated December 21, 1994, as amended.	10-Q	8/13/1998	001-11535	3.1

3.2	By-Laws of Burlington Northern Santa Fe Corporation, as amended and restated, dated December 6, 2007.	10-K	2/14/2008	001-11535	3.2

4.1	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and The Bank of New York Trust Company, N.A., as Trustee.	8-K	3/14/2008	001-11535	4.1

4.2	Officers’ Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 15, 2018, including the forms of the Notes.	8-K	3/14/2008	001-11535	4.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

15.1	Independent Registered Public Accounting Firm’s Awareness Letter.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

Certain instruments defining the rights of the holders of long-term debt of the Company and of its subsidiaries, involving a total amount of indebtedness not in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits.  The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
    __________________
    *Filed herewith

E-1