Form 10-Q
period 2008-06-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2008-07-24
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                           Yes  [  ]  No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at July 16, 2008

Common stock, $.01 par value	344,404,716 shares

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$4,478	$3,843	$8,739	$7,488

Operating expenses:
Fuel	1,245	771	2,254	1,423
Compensation and benefits	951	925	1,934	1,857
Purchased services	540	507	1,065	1,009
Depreciation and amortization	349	322	690	629
Equipment rents	223	237	453	469
Materials and other	456	240	754	566
Total operating expenses	3,764	3,002	7,150	5,953
Operating income	714	841	1,589	1,535
Interest expense	140	132	274	253
Other expense, net	5	6	5	11

Income before income taxes	569	703	1,310	1,271
Income tax expense	219	270	505	489
Net income	$350	$433	$805	$782

Earnings per share:
Basic earnings per share	$1.01	$1.22	$2.33	$2.20
Diluted earnings per share	$1.00	$1.20	$2.30	$2.16
Average shares:
Basic	344.9	354.1	345.6	355.0
Dilutive effect of stock awards	4.3	6.7	4.6	7.2
Diluted	349.2	360.8	350.2	362.2
Dividends declared per share	$0.32	$0.25	$0.64	$0.50

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, shares in thousands)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$481	$330
Accounts receivable, net	829	790
Materials and supplies	689	579
Current portion of deferred income taxes	337	290
Other current assets	455	192
Total current assets	2,791	2,181

Property and equipment, net	30,131	29,567
Other assets	2,220	1,835
Total assets	$35,142	$33,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,051	$2,824
Long-term debt due within one year	434	411
Total current liabilities	3,485	3,235

Long-term debt and commercial paper	8,385	7,735
Deferred income taxes	8,698	8,484
Casualty and environmental liabilities	1,014	843
Pension and retiree health and welfare liability	454	444
Employee separation costs	73	77
Other liabilities	1,700	1,621
Total liabilities	23,809	22,439
Commitments and contingencies (see Notes 2, 4 and 5)
Stockholders’ equity:
Common stock, $0.01 par value, 600,000 shares authorized; 540,938 shares and 537,330 shares issued, respectively	5	5
Additional paid-in capital	7,574	7,348
Retained earnings	11,728	11,152
Treasury stock, at cost, 196,545 shares and 189,626 shares, respectively	(7,887)	(7,222)
Accumulated other comprehensive loss	(87)	(139)
Total stockholders’ equity	11,333	11,144
Total liabilities and stockholders’ equity	$35,142	$33,583

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Six Months Ended June 30,	2008	2007
OPERATING ACTIVITIES
Net Income	$805	$782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	690	629
Deferred income taxes	132	114
Employee separation costs paid	(7)	(10)
Long-term casualty and environmental liabilities, net	191	33
Other, net	40	103
Changes in current assets and liabilities:
Accounts receivable, net	(36)	22
Materials and supplies	(110)	(34)
Other current assets	(197)	(100)
Accounts payable and other current liabilities	197	37
Net cash provided by operating activities	1,705	1,576
INVESTING ACTIVITIES
Capital expenditures	(1,042)	(1,152)
Construction costs for facility financing obligation	(17)	(9)
Other, net	(399)	(173)
Net cash used for investing activities	(1,458)	(1,334)
FINANCING ACTIVITIES
Net increase (decrease) in commercial paper and bank borrowings	44	(441)
Proceeds from issuance of long-term debt	650	1,300
Payments on long-term debt	(109)	(392)
Dividends paid	(223)	(179)
Proceeds from stock options exercised	79	115
Purchase of BNSF common stock	(642)	(709)
Excess tax benefits from equity compensation plans	82	94
Proceeds from facility financing obligation	29	–
Other, net	(6)	(12)
Net cash used for financing activities	(96)	(224)
Increase in cash and cash equivalents	151	18
Cash and cash equivalents:
Beginning of period	330	375
End of period	$481	$393
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$241	$222
Income taxes paid, net of refunds	$400	$277
Non-cash asset financing	$61	$116

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Shares in thousands, dollars in millions, except per share data)
(Unaudited)

	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2007	537,330	(189,626)	$7,353	$11,152	$(7,222)	$(139)	$11,144
Adjustment to change the measurement date pursuant to Statement of Financial Accounting Standards (SFAS) No. 158			–	(7)	–	2	(5)
Adjustment to initially apply SFAS No. 158 to equity method investees			–	–	–	(2)	(2)
Common stock dividends, $0.64 per share			–	(222)	–	–	(222)
Restricted stock and stock options expense			41	–	–	–	41
Restricted stock activity and related tax benefit of $22	691	–	22	–	–	–	22
Exercise of stock options and related tax benefit of $60	2,917	(229)	163	–	(23)	–	140
Purchase of BNSF common stock[a]	–	(6,690)	–	–	(642)	–	(642)
Comprehensive income:
Net income			–	805	–	–	805
Amortization of prior service costs and actuarial losses, net of tax expense of $2			–	–	–	4	4
Gain on derivative instruments and other items, net of tax expense of $31			–	–	–	48	48
Total comprehensive income							857
Balance at June 30, 2008	540,938	(196,545)	$7,579	$11,728	$(7,887)	$(87)	$11,333

[a] Total-to-date share repurchases through June 30, 2008 under the Company’s share repurchase program, were 187 million shares at an average price of $40.07 per share, leaving 23 million shares available for repurchase out of the 210 million shares authorized.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of June 30, 2008, and the results of operations for the three and six month periods ended June 30, 2008 and 2007.

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

However, the Company has not applied the provisions of the standard to its property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, nor to any business combinations or asset retirement obligations. The Company will apply the provisions of the standard to these assets and liabilities, beginning January 1, 2009 as required by FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157. This adoption is not expected to have a material impact on the Company’s result of operations, financial condition or liquidity.

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

Fuel

Fuel costs represented 32 percent and 24 percent of total operating expenses during the six month periods ended June 30, 2008 and 2007, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the second quarter of 2008 and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $14 million of additional fuel expense on an annual basis. However, BNSF believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities

As of June 30, 2008, BNSF’s total fuel-hedging positions covered approximately 8 percent, 3 percent and 1 percent of estimated fuel purchases for the remainder of 2008, 2009 and 2010, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Hedge benefit (loss)	$23	$(2)	$33	$24
Ineffective portion of open hedges	–	1	–	–
Tax effect	(9)	–	(13)	(9)
Hedge benefit (loss), net of tax	$14	$(1)	$20	$15

The ineffective portion of unrealized gains and losses of open hedges are recorded in the Consolidated Statements of Income as a component of fuel expense.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	June 30,	December 31,
	2008	2007
Short-term fuel-hedging asset	$84	$29
Long-term fuel-hedging asset	42	10
Ineffective portion of open hedges	–	–
Tax effect	(49)	(15)
Amount included in AOCL, net of tax	$77	$24

Settled fuel-hedging contracts receivable	$23	$6

The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps and costless collars. This methodology is a market approach, which under SFAS No. 157 utilizes Level 2 inputs as it uses market data for similar instruments in active markets.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of June 30, 2008, BNSF had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. Over the twelve months ended June 30, 2008, the sum of all such costs averaged approximately 20 cents per gallon.

During the first six months of 2008, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 24.02 million gallons of fuel with an average swap price of $2.44 per gallon. The following table provides fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of June 30, 2008.

	Quarter Ending
2008	September 30,	December 31,	Total
HO Swaps
Gallons hedged (in millions)	8.23	8.99	17.22
Average swap price (per gallon)	$2.42	$2.47	$2.45
Fair value (in millions)	$13	$14	$27

West Texas Intermediate (WTI) Crude Oil Hedges

In addition, BNSF enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended June 30, 2008, the sum of all such costs averaged approximately 61 cents per gallon.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

During the first six months of 2008, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 450 thousand barrels of fuel with an average swap price of $84.78 per barrel and costless collar agreements utilizing WTI to hedge the equivalent of approximately 1,190 thousand barrels of fuel with an average cap price of $136.58 per barrel and an average floor price of $125.52 per barrel. The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of June 30, 2008.

	Quarter Ending
2008	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	230	230	460
Equivalent gallons hedged (in millions)	9.66	9.66	19.32
Average swap price (per barrel)	$63.70	$63.70	$63.70
Fair value (in millions)	$18	$18	$36

WTI Costless Collars
Barrels hedged (in thousands)	420	130	550
Equivalent gallons hedged (in millions)	17.64	5.46	23.10
Average cap price (per barrel)	$137.18	$135.41	$136.76
Average floor price (per barrel)	$125.70	$124.34	$125.38
Fair value (in millions)	$2	$1	$3

	Quarter Ending
2009	March 31,	June 30,	September 30,		December 31,		Annual
WTI Swaps
Barrels hedged (in thousands)	100	100		100		160	460
Equivalent gallons hedged (in millions)	4.20	4.20		4.20		6.72	19.32
Average swap price (per barrel)	$65.10	$65.10		$65.10		$76.24	$68.97
Fair value (in millions)	$8	$8		$7		$10	$33

WTI Costless Collars
Barrels hedged (in thousands)	185	185		135		135	640
Equivalent gallons hedged (in millions)	7.77	7.77		5.67		5.67	26.88
Average cap price (per barrel)	$136.52	$135.79		$136.95		$136.66	$136.43
Average floor price (per barrel)	$125.53	$125.02		$126.29		$126.00	$125.64
Fair value (in millions)	$1	$1	$	<1	$	<1	$3

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	160	90	90	90	430
Equivalent gallons hedged (in millions)	6.72	3.78	3.78	3.78	18.06
Average swap price (per barrel)	$76.06	$84.73	$84.69	$84.68	$81.49
Fair value (in millions)	$10	$5	$5	$4	$24

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

Total Interest Rate Hedging Program

All interest rate derivative transactions outstanding are reflected in the following table:

	June 30, 2008
	Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fair value hedges
Fixed to variable swaps (in millions)	$–	$200	$250	$–	$–	$400	$850	$(1)
Average fixed rate	–%	6.13%	7.13%	–%	–%	5.75%	6.24%
Average floating rate	–%	3.25%	5.65%	–%	–%	4.18%	4.39%

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

In March of 2008, the Company entered into four additional interest rate swaps having an aggregate notional amount of $400 million to convert fixed-rate long-term debt to floating-rate debt. These swaps were entered into at the inception of new 10-year notes (see Note 4 to the Consolidated Financial Statements).

As of June 30, 2008 and December 31, 2007, BNSF had entered into eleven and seven separate swaps, respectively, including the swaps described above, with an aggregate notional amount of $850 million and $450 million, respectively, in which it pays an average floating rate, which fluctuates quarterly, based on the London Interbank Offered Rate (LIBOR). The average floating rate to be paid by BNSF as of June 30, 2008, was 4.39 percent, and the average fixed rate BNSF is to receive is 6.24 percent.

The amounts recorded in the Consolidated Statements of Income, as an increase to or reduction of interest expense, for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Hedge benefit (loss)	$4	$(1)	$4	$(1)
Tax effect	(2)	–	(2)	–
Hedge benefit (loss), net of tax	$2	$(1)	$2	$(1)

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of open hedges, with a corresponding adjustment to debt or accrued interest, are as follows (in millions):

	June 30,	December 31,
	2008	2007
Short-term interest rate hedging asset	$7	$–
Long-term interest rate hedging asset	$3	$6
Long-term interest rate hedging liability	$(11)	$–

Cash Flow Interest Rate Hedges

In anticipation of a future debt issuance, the Company entered into nine treasury locks during 2007 and 2008, having an aggregate notional amount of $250 million, and an average locked-in rate of 4.24 percent, to fix a portion of the rate for a future 10-year unsecured debt issuance. The treasury locks were terminated in March 2008 in connection with the issuance of $650 million 10-year notes (see Note 4 to the Consolidated Financial Statements). Upon termination, BNSF paid $13 million to the counterparties, which will be amortized to interest expense over the life of the issued debt. These transactions are accounted for as cash flow hedges. As of June 30, 2008, no cash flow hedges were outstanding.

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of open and closed hedges, were as follows (in millions):

	June 30,	December 31,
	2008	2007
Interest rate hedging liability – open hedges	$–	$(5)
Unrecognized gain on closed hedges	6	19
Tax effect	(2)	(5)
Unrecognized gain in AOCL, net of tax	$4	$9

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

    BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at June 30, 2008, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities, which mature in November 2008 and 2010, respectively. Outstanding undivided interests held by investors under the A/R sales program were $300 million at both June 30, 2008 and December 31, 2007, with $75 million under each facility. These undivided interests in receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. These undivided interests were supported by $1,166 million and $1,105 million of receivables transferred by SFRC to the master trust at June 30, 2008 and December 31, 2007, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $866 million and $805 million at June 30, 2008 and December 31, 2007, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $300 million at both June 30, 2008 and December 31, 2007, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $9.3 billion and $8.0 billion for the six months ended June 30, 2008 and 2007, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $6 million and $11 million for the six months ended June 30, 2008 and 2007, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 3.6 percent and 5.6 percent for the six months ended June 30, 2008 and 2007, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold. BNSF Railway has historically experienced very low levels of dilution or delinquency and was well below the established threshold rates at June 30, 2008. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At June 30, 2008 and December 31, 2007, $15 million and $11 million, respectively, of accounts receivable were greater than 90 days old.

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At June 30, 2008 and December 31, 2007, $37 million and $36 million, respectively, of such allowances had been recorded, of which $35 million and $34 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $2 million at both June 30, 2008 and December 31, 2007, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the six months ended June 30, 2008 and 2007, $1 million and $2 million, respectively, of accounts receivable were written off.

    The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At June 30, 2008, BNSF Railway was in compliance with these provisions.

4.	Debt

  Revolving Credit Facility and Commercial Paper

As of June 30, 2008, the Company had borrowing capacity of up to $1.2 billion under its long-term bank credit facility, which expires in September 2012. Annual facility fees are currently 0.08 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings; (ii) money market rates offered at the option of the lenders; or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving credit agreement. At June 30, 2008, the Company was in compliance with these covenants.

At June 30, 2008, there were no bank borrowings against the revolving credit agreement.

BNSF issues commercial paper from time to time that is supported by the bank revolving credit agreement. Outstanding commercial paper balances reduce the amount of borrowings available under this agreement.

The maturity value of commercial paper as of June 30, 2008, of $407 million, reduced the total capacity available under the revolving credit agreement to $793 million. Commercial paper outstanding included $109 million issued to a consolidated subsidiary of BNSF that was eliminated upon consolidation. Consolidated commercial paper outstanding, which had a maturity value of $298 million, was classified as long-term debt on the Company’s Consolidated Balance Sheets.

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

In April 2008, the Board of Directors (the Board) authorized an additional $850 million of debt securities that may be issued through the Securities and Exchange Commission (SEC) debt shelf registration process, for a total of $1 billion authorized to be issued as of June 30, 2008.

  Financing Obligation

The Company has commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF will lease the facility from the third party for 20 years. Construction is expected to be completed in 2009 with an approximate cost of $160 million. During the first six months of 2008, the Company sold $29 million of completed improvements, bringing the total sold to date to $70 million. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

  Guarantees

    Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2008, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount[a]		Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$–		Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$56		$79		$79		10	$29	[b]
Westside Intermodal Transportation Corporation	0.0%	$39		$59		$–		15	$33	[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$12		$18		$–		15	$10	[b]
Chevron Phillips Chemical Company, LP	0.0%	N/A	[d]	N/A	[d]	N/A	[d]	9	$13	[c]
Various lessors (Residual value guarantees)	0.0%	N/A		$271		$271		Various	$68	[c]
All other	0.0%	$5		$6		$2		Various	$–
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

BNSF Railway has outstanding guarantees of $51 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC, and payments related to BNSF Railway’s guarantee of this obligation would only be called for upon default by the original debtor.

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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that the Company could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of June 30, 2008, the Company had recorded a $68 million asset and corresponding liability for the fair value of RVGs.

All Other

As of June 30, 2008, BNSF guaranteed $5 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $2 million of the $5 million of guarantees. These guarantees expire between 2011 and 2013.

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$266	$301	$270	$306
Accruals	–	–	–	–
Payments	(5)	(4)	(9)	(9)
Ending balance at June 30,	$261	$297	$261	$297

Of the June 30, 2008 obligation, $216 million was related to unasserted claims while $45 million was related to asserted claims. At June 30, 2008, $17 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Claims unresolved at beginning of period	1,827	1,941	1,781	1,975
Claims filed	109	93	272	232
Claims settled, dismissed or otherwise resolved	(136)	(104)	(253)	(277)
Ending balance at June 30,	1,800	1,930	1,800	1,930

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $240 million to $285 million. However, BNSF believes that the $261 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$454	$434	$439	$439
Accruals	56	46	102	93
Payments	(36)	(43)	(67)	(95)
Ending balance at June 30,	$474	$437	$474	$437

At June 30, 2008, $183 million was included in current liabilities. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Claims unresolved at beginning of period	3,972	3,222	3,322	3,130
Claims filed	913	945	2,447	1,866
Claims settled, dismissed or otherwise resolved	(944)	(1,036)	(1,828)	(1,865)
Ending balance at June 30,	3,941	3,131	3,941	3,131

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $410 million to $575 million. However, BNSF believes that the $474 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of June 30, 2008, is approximately $17 million.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 350 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$376	$370	$380	$318
Accruals	182	7	197	74
Payments	(13)	(15)	(32)	(30)
Ending balance at June 30,	$545	$362	$545	$362

At June 30, 2008, $66 million was included in current liabilities.

In the second quarter of 2008, the Company completed an analysis of its Montana sites to determine its legal exposure related to the potential effect of a Montana Supreme Court decision. The decision, which did not involve BNSF, held that restoration damages (damages equating to clean-up costs which are intended to return property to its original condition) may be awarded under certain circumstances even where such damages may exceed the property’s actual value. The legal situation in Montana, the recent increase in the number of claims against BNSF and others resulting from this decision, and the completion of the analysis have caused BNSF to record additional pre-tax environmental expenses of $175 million, or $0.31 per diluted share in the second quarter of 2008 for environmental liabilities primarily related to the effect of the aforementioned Montana Supreme Court decision on certain of BNSF’s Montana sites.

In the first quarter of 2007, the Company recorded additional pre-tax environmental expenses of $65 million, or $0.11 per share, due to an increase in environmental costs primarily related to a final resolution with the State of Washington and its Department of Ecology on clean-up of an existing environmental site at Skykomish and an adverse reversal of a trial court decision on appeal regarding a site at Arvin, California.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at June 30, 2008, will be paid over the next ten years, and no individual site is considered to be material.

The following tables summarize the environmental sites:

	Three Months Ended June 30,		Six Months Ended June 30,
BNSF Sites	2008	2007	2008	2007
Number of sites at beginning of period	346	368	346	375
Sites added during the period	6	7	12	12
Sites closed during the period	(2)	(28)	(8)	(40)
Number of sites at June 30,	350	347	350	347

	Three Months Ended June 30,		Six Months Ended June 30,
Superfund Sites	2008	2007	2008	2007
Number of sites at beginning of period	20	20	20	20
Sites added during the period	–	–	–	–
Sites closed during the period	–	–	–	–
Number of sites at June 30,	20	20	20	20

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $400 million to $865 million. However, BNSF believes that the $545 million recorded at June 30, 2008, is the best estimate of the Company’s future obligation for environmental costs.

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

6.    Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Six Months Ended June 30,	2008	2007
Beginning balance at January 1,	$91	$107
Accruals	3	5
Payments	(7)	(10)
Ending balance at June 30,	$87	$102

           Employee separation liabilities of $87 million were included in the Consolidated Balance Sheet at June 30, 2008, and principally represent the following: (i) $83 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) $1 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $3 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At June 30, 2008, $14 million of the remaining liabilities were included in current liabilities.

    The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2008 and 2020. As of June 30, 2008, the Company had updated its estimate and recorded an additional liability of $3 million related to deferred benefits. The remaining costs for (ii) above are expected to be paid out between 2008 and approximately 2011, and the costs for (iii) above are expected be paid out between 2008 and 2021 based on deferral elections made by the affected employees.

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

Components of the net periodic benefit cost were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost	2008	2007	2008	2007
Service cost	$6	$6	$12	$12
Interest cost	25	25	51	49
Expected return on plan assets	(28)	(27)	(56)	(53)
Amortization of net loss	4	9	8	18
Net periodic benefit cost	$7	$13	$15	$26

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost	2008	2007	2008	2007
Service cost	$–	$1	$1	$2
Interest cost	5	4	9	8
Amortization of net loss	1	2	2	3
Amortization of prior service cost	(2)	(2)	(4)	(4)
Net periodic benefit cost	$4	$5	$8	$9

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

Weighted average stock options totaling 1.1 million and 1.6 million for the three and six months ended June 30, 2008, respectively, and 2.4 million and 2.0 million for the three and six months ended June, 30, 2007, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

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

The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$350	$433	$805	$782
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax (see Note 7)	2	5	4	10
Gain on derivative instruments and other items, net of tax (see Note 2)	44	8	48	2
Unrealized gain on securities held by equity method investees, net of tax	1	–	–	–
Total comprehensive income	$397	$446	$857	$794

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

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (the “Company”) as of June 30, 2008, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2008 and 2007, the consolidated statements of cash flows for each of the six-month periods ended June 30, 2008 and 2007 and the consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 2008 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/  PricewaterhouseCoopers LLP

Fort Worth, Texas
July 23, 2008

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

Executive Summary

 Overview:

➢
Quarterly earnings were $1.00 per diluted share, which included a $0.31 per share impact related to environmental matters in Montana (see Note 5 to the Consolidated Financial Statements for additional information). Second-quarter 2007 earnings were $1.20 per diluted share.

➢	Quarterly freight revenues of $4.35 billion were $613 million, or 16 percent higher than second-quarter 2007 freight revenues of $3.74 billion.

✓	The 16-percent increase in freight revenues is principally due to increased fuel surcharges, driven by higher fuel prices, and improved yields.

➢
Operating expenses for the second quarter of 2008 were $3.76 billion compared with second-quarter 2007 operating expenses of $3.00 billion. The $762 million increase in operating expenses was largely driven by a $474 million increase in fuel expense due to significantly higher fuel prices, as well as an increase in expense related to environmental matters in Montana and additional personal injury accruals.

Business Outlook for 2008:

➢
The Company anticipates that planned capital commitments for 2008 will be about $2,850 million, or $275 million higher than previously disclosed due to:  (i) the acceleration of capital projects to take advantage of the Economic Stimulus Act of 2008, (ii) the acquisition of additional new locomotives which will enable the Company to take advantage of the significant fuel efficiency and other environmental benefits and the Economic Stimulus Act of 2008, and (iii) capital expenditures associated with significant flooding costs in the Midwest.

Results of Operations

Three Months Ended June 30, 2008, Compared with Three Months Ended June 30, 2007

Revenues

The following table presents BNSF’s revenue information by business group for the three months ended June 30, 2008 and 2007.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2008	2007	2008	2007	2008	2007

Consumer Products	$1,573	$1,400	1,236	1,300	$1,273	$1,077
Industrial Products	1,046	950	422	431	2,479	2,204
Coal	902	776	589	611	1,531	1,270
Agricultural Products	828	610	262	239	3,160	2,552
Total Freight Revenues	4,349	3,736	2,509	2,581	$1,733	$1,448
Other Revenues	129	107
Total Operating Revenues	$4,478	$3,843

Freight revenues for the second quarter of 2008 were $4,349 million, up 16 percent compared with the same 2007 period, on a slight decline in unit volumes. Freight revenues included an increase of approximately $400 million in fuel surcharges compared with the same 2007 period. Average revenue per car/unit was up 20 percent in the second quarter of 2008 from the second quarter of 2007 primarily due to fuel surcharges as well as improved pricing.

        Consumer Products

    The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

    Consumer Products revenues of $1,573 million for the second quarter of 2008 were $173 million, or 12 percent, greater than the second quarter of 2007. Higher revenue per unit due to increased fuel surcharges, improved yields and increased domestic intermodal traffic was partially offset by lower international volumes resulting from economic softness, as well as reduced transpacific service of a large international customer.

        Industrial Products

            Industrial Products’ freight business consists of five business areas: construction products, building products, petroleum products, chemicals and plastic products and food and beverages.

            Industrial Products revenues of $1,046 million for the second quarter of 2008 were $96 million, or 10 percent, greater than the second quarter of 2007, due to continued strong demand for construction products and petroleum products, which were partially offset by weakness in the housing market. The 12-percent increase in average revenue per unit was the result of higher fuel surcharges and improved yields.

Coal

BNSF is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $902 million for the second quarter of 2008 increased $126 million, or 16 percent, compared with the same period a year ago. The revenue increase was primarily driven by an increase in the average revenue per car of 21 percent driven by improved yields, contractual inflation escalators and increased fuel surcharges, partially offset by a decrease in unit volumes of 4 percent due to weather-related issues.

        Agricultural Products

    The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

    Agricultural Products revenues of $828 million for the second quarter of 2008 were $218 million, or 36 percent, higher than revenues for the second quarter of 2007. This increase was primarily due to a 10-percent increase in unit volume growth principally in ethanol, corn, soybeans and wheat. Additionally, average revenue per unit increased by 24 percent as the result of higher fuel surcharges and improved yields.

        Other Revenues

    Other revenues increased $22 million, or 21 percent, to $129 million for the second quarter of 2008. This was primarily due to an increase of about $10 million in BNSF Logistics revenues, which is a wholly-owned third-party logistics company, and an increase in demurrage charges.

     Expenses

Total operating expenses for the second quarter of 2008 were $3,764 million, an increase of $762 million, or 25 percent, versus the same period in 2007.

Fuel

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities. Fuel expense only represents fuel used in locomotives for transportation services and excludes additional fuel-related costs such as fuel used for maintenance of way vehicles, intermodal facilities equipment, crew hauling transportation and work trains.

Fuel expenses of $1,245 million for the second quarter of 2008 were $474 million higher than the second quarter of 2007. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel. The average all-in cost per gallon of diesel fuel increased by $1.34 to $3.51, resulting in a $476 million increase in expense. The increase in the average all-in cost reflected an increase in the average purchase price per gallon of $1.41, or a $500 million increase in fuel expenses, offset by an increase in the hedge benefit of 7 cents per gallon, or $24 million (second quarter 2008 benefit of $23 million less second quarter 2007 loss of $1 million). Fuel consumption in the second quarter of 2008 was relatively flat as compared with consumption in the same 2007 period.

Compensation and benefits

Compensation and benefits includes expenses for BNSF employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $951 million were $26 million, or 3 percent, higher than the second quarter of 2007. This increase was primarily related to higher incentive compensation costs and wage inflation. The average number of employees decreased 1 percent compared to the same prior year period.

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

Purchased service expenses of $540 million for the second quarter of 2008 were $33 million, or 7 percent, higher than the second quarter of 2007. About 30 percent of the increase was due to purchased transportation costs for BNSF Logistics, which increased $10 million for the second quarter of 2008 and which is offset in other revenues. The remainder was due to higher freight car and locomotive contract maintenance expense as well as re-routing costs associated with flooding.

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

Depreciation and amortization expenses of $349 million for the second quarter of 2008 were $27 million, or 8 percent, higher than the same period in 2007. This increase in depreciation expense was primarily due to continuing capital expenditures and updated depreciation rates for other roadway property that went into effect in April, 2008.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $223 million for the second quarter of 2008, were $14 million, or 6 percent lower than the second quarter of 2007 due to lower volumes and improved asset utilization.

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

Materials and other expenses of $456 million for the second quarter of 2008 were $216 million, or 90 percent, higher than the second quarter of 2007. The increase was primarily due to environmental matters in Montana and additional personal injury accruals.

Interest expense

Interest expense of $140 million for the second quarter of 2008 was $8 million, or 6 percent, higher than the same 2007 period. This was primarily due to a higher average debt balance.

Income taxes

The effective tax rate for the three months ended June 30, 2008 was 38.5 percent compared with 38.4 percent for the same prior year period.

Six Months Ended June 30, 2008, Compared with Six Months Ended June 30, 2007

Revenues

The following table presents BNSF’s revenue information by business group for the six months ended June 30, 2008 and 2007.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2008	2007	2008	2007	2008	2007

Consumer Products	$2,957	$2,712	2,401	2,575	$1,232	$1,053
Industrial Products	1,985	1,796	825	821	2,406	2,188
Coal	1,856	1,536	1,223	1,205	1,518	1,275
Agricultural Products	1,694	1,236	546	487	3,103	2,538
Total Freight Revenues	8,492	7,280	4,995	5,088	$1,700	$1,431
Other Revenues	247	208
Total Operating Revenues	$8,739	$7,488

Freight revenues for the first six months of 2008 were $8,492 million, up 17 percent compared with the same 2007 period, while cars/units decreased by 2 percent during this same period. Freight revenues included an increase of approximately $680 million in fuel surcharges compared with the same 2007 period. Average revenue per car/unit was up 19 percent in the first six months of 2008 from the first six months of 2007 primarily due to fuel surcharges and improved pricing.

Consumer Products

    Consumer Products revenues of $2,957 million for the first six months of 2008 were $245 million, or 9 percent, greater than the first six months of 2007. This reflected increased fuel surcharges and improved yields, partially offset by lower volumes related to economic softness as well as reduced transpacific service of a large international customer.

Industrial Products

    Industrial Products revenues of $1,985 million for the first six months of 2008 were $189 million, or 11 percent, greater than the first six months of 2007, due to improved yields on relatively flat unit volumes. Continued strong demand for construction products and petroleum products was partially offset by a decline in building products as a result of weakness in the housing market.

Coal

Coal revenues of $1,856 million for the first six months of 2008 increased $320 million, or 21 percent, compared with the same 2007 period. The increase was primarily driven by an increase in the average revenue per car of 19 percent driven by contractual inflation escalators, improved yields and higher fuel surcharges. Strong coal unit volumes in the first quarter of 2008 were offset by second quarter weather-related issues, resulting in relatively flat volumes for the first six months of 2008.

Agricultural Products

    Agricultural Products revenues of $1,694 million for the first six months of 2008 were $458 million, or 37 percent, higher than revenues for the first six months of 2007. This increase was primarily due to revenue growth in ethanol, wheat, corn and soybeans and a 22-percent increase in average revenue per unit. The increase in revenue per unit was the result of improved yields and higher fuel surcharges.

Other Revenues

Other revenues increased $39 million, or 19 percent, to $247 million for the first six months of 2008. This increase was primarily due to an increase of about $20 million in BNSF Logistics revenues, which is a wholly-owned third-party logistics company, and an increase in demurrage charges.

      Expenses

Total operating expenses for the first six months of 2008 were $7,150 million, an increase of $1,197 million, or 20 percent, versus the same 2007 period.

Fuel

Fuel expenses of $2,254 million for the first six months of 2008 were $831 million, or 58 percent, higher than the first six months of 2007. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel. The average all-in cost per gallon of diesel fuel increased by $1.15 to $3.14, resulting in an $825 million increase in expense. The increase in the average all-in cost reflected an increase in the average purchase price per gallon of $1.16, or an $834 million increase in fuel expenses, offset by an increase in the hedge benefit of 1 cent per gallon, or $9 million (first six months 2008 benefit of $33 million less first six months 2007 benefit of $24 million). Fuel consumption in the first six months of 2008 increased by 3 million gallons to 719 million gallons, when compared with consumption in the same 2007 period.

Compensation and benefits

Compensation and benefits expenses of $1,934 million were $77 million, or 4 percent, higher than the first six months of 2007. This increase was primarily related to higher incentive compensation costs and wage inflation. The average number of employees decreased approximately 1 percent compared to the same 2007 period.

Purchased services

Purchased services expenses of $1,065 million for the first six months of 2008 were $56 million, or 6 percent, higher than the same 2007 period. This increase was primarily due to an increase in purchased transportation costs for BNSF Logistics of about $20 million, as well as higher locomotive and freight car contract maintenance expense, and haulage payments for transportation over other railroads.

Depreciation and amortization

Depreciation and amortization expenses of $690 million for the first six months of 2008 were $61 million, or 10 percent, higher than the same period in 2007. This increase in depreciation expense was primarily due to continuing capital expenditures, updated depreciation rates for locomotives that went into effect in April, 2007 and updated depreciation rates for other roadway property that went into effect in April, 2008.

Equipment rents

Equipment rents expenses of $453 million for the first six months of 2008 were $16 million, or 3 percent, lower than the first six months of 2007 due to lower volumes, improved velocity and increased asset utilization.

Materials and other

Materials and other expenses of $754 million for the first six months of 2008 were $188 million, or 33 percent, higher than the first six months of 2007. The increase was primarily due to an increase in environmental accruals, additional personal injury accruals, higher property taxes and inflationary increases associated with non-locomotive fuel costs, partially offset by a $16 million write-off of a technology system in the first quarter of 2007.

Interest expense

Interest expense of $274 million for the first six months of 2008 was $21 million, or 8 percent, higher than the same 2007 period. This was primarily due to a higher average debt balance.

Income taxes

The effective tax rate for both the six months ended June 30, 2008 and 2007 was 38.5 percent.

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

 Operating Activities

Net cash provided by operating activities was $1,705 million for the six months ended June 30, 2008, compared with $1,576 million for the six months ended June 30, 2007. The increase was primarily the result of increased income before depreciation and amortization.

 Investing Activities

Net cash used for investing activities was $1,458 million for the six months ended June 30, 2008, compared with $1,334 million for the six months ended June 30, 2007. The increase in cash used for investing activities primarily reflects an increase in other investing activities due to the timing of equipment financing activities, partially offset by a decrease in cash capital expenditures. The following table presents a breakdown of cash capital expenditures for the six months ended June 30, 2008 and 2007 (in millions):

Six Months Ended June 30,	2008	2007
Engineering	$726	$708
Mechanical	69	62
Other	51	51
Total Replacement Capital	846	821
Information Services	43	36
New Locomotive and Freight Car Acquisitions	9	–
Terminal and Line Expansion	144	295
Total	$1,042	$1,152

The table above does not include expenditures for equipment financed through operating leases (principally related to rolling stock).

 Financing Activities

Six Months Ended June 30, 2008

Net cash used for financing activities during the first six months of 2008 was $96 million, primarily related to common stock repurchases of $642 million, including $59 million to satisfy tax withholding obligations for stock option exercises, and dividend payments of $223 million, which were partially offset by net debt borrowings of $585 million, excess tax benefits from equity compensation plans of $82 million, proceeds from stock options exercised of $79 million and proceeds from a facility financing obligation of $29 million.

Aggregate debt due to mature within one year is $434 million. BNSF’s ratio of net debt to total capitalization was 42.4 percent at June 30, 2008, compared with 41.2 percent at December 31, 2007. The Company’s adjusted net debt to total capitalization was 52.4 percent at June 30, 2008, compared with 51.8 percent at December 31, 2007. BNSF’s adjusted net debt to total capitalization is a non-GAAP measure and should be considered in addition to, but not as a substitute for or preferable to, the information prepared in accordance with GAAP. However, management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.

The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

	June 30,	December 31,
	2008	2007
Net debt to total capitalization [a]	42.4%	41.2%
Adjustment for long-term operating leases[b]	9.9	10.5
Adjustment for other debt equivalents [c]	0.4	0.5
Adjustment for unfunded pension and retiree health and welfare liability	0.7	0.7
Adjustment for junior subordinated notes [d]	(1.0)	(1.1)
Adjusted net debt to total capitalization	52.4%	51.8%
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

In April 2008, the Board authorized an additional $850 million of debt securities that may be issued through the SEC debt shelf registration process, for a total of $1 billion authorized to be issued as of June 30, 2008.

The Company has commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF will lease the facility from the third party for 20 years. Construction is expected to be completed in 2009 with an approximate cost of $160 million. During the first six months of 2008, the Company sold $29 million of completed improvements, bringing the total sold to date to $70 million. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

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

 Dividends

Common stock dividends declared for the six months ended June 30, 2008 and 2007 were $0.64 and $0.50 per share, respectively. Dividends paid on common stock during the first six months of 2008 and 2007 were $223 million and $179 million, respectively. On April 24, 2008, the Board declared a quarterly dividend of $0.32 per share on outstanding shares of common stock, payable July 1, 2008 to shareholders of record on June 10, 2008. On July 24, 2008, the Board declared a quarterly dividend of $0.40 per share on outstanding shares of common stock, payable October 1, 2008 to shareholders of record on September 10, 2008. This represents an $0.08 or 25-percent increase in the quarterly dividend compared with the same period in 2007.

 Common Stock Repurchase Program

During the first six months of 2008, BNSF repurchased 6.1 million shares of its common stock at an average price of $95.45 per share under the Company’s share repurchase program amounting to a total cost of $582 million. Program-to-date repurchases through June 30, 2008, were 187 million shares at an average price of $40.07 per share, leaving 23 million shares available for repurchase out of the 210 million shares authorized. Additionally, during the six months ended June 30, 2008, the Company acquired shares from employees at a cost of $59 million to satisfy tax withholding obligations.

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

BNSF has agreed to acquire 1,135 locomotives by 2013. As of June 30, 2008, BNSF had taken delivery of 163 of the 1,135 locomotives, all of which were delivered in the first six months of 2008.

BNSF has agreed to acquire 4,000 covered hoppers, 100 automax cars and 1,497 double-stack cars by 2010. As of June 30, 2008, BNSF had taken delivery of 2,940 of the covered hoppers, 100 automax cars and 623 of the double-stack cars.

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

 Market Conditions

In spite of recent unfavorable and volatile conditions in the credit markets, BNSF has not experienced significant impacts to liquidity or cost of debt. The market conditions have not affected BNSF’s ability to issue commercial paper, secure necessary debt financings or obtain funding through its accounts receivable sales program.

Off-Balance Sheet Arrangements

 Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation, as described in Note 3 to the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a maximum debt-to-capital test, which is the same as in BNSF’s revolving credit agreements. At June 30, 2008, BNSF Railway was in compliance with these provisions.

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

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance. As of June 30, 2008, BNSF’s counterparties have an investment grade credit rating.

Fuel

BNSF measures the fair value of fuel hedges from data provided by various external counterparties. The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps and costless collars. This methodology is a market approach, which under SFAS No. 157 utilizes Level 2 inputs as it uses market data for similar instruments in active markets. Further information on BNSF’s fuel hedging program is incorporated by reference from Note 2 to the Consolidated Financial Statements.

From July 1, 2008 through July 23, 2008, the Company entered into additional costless collar agreements utilizing West Texas Intermediate (WTI) crude oil. The supporting tables below provide fuel hedge data for hedges entered into subsequent to the end of the second quarter period.

Quarter Ending
2008	December 31,
WTI Costless Collars
Barrels hedged (in thousands)	270
Equivalent gallons hedged (in millions)	11.34
Average cap price (per barrel)	$145.18
Average floor price (per barrel)	$133.54

	Quarter Ending
2009	March 31,	June 30,	September 30,	December 31,	Annual
WTI Costless Collars
Barrels hedged (in thousands)	350	225	250	205	1,030
Equivalent gallons hedged (in millions)	14.70	9.45	10.50	8.61	43.26
Average cap price (per barrel)	$145.15	$146.83	$144.05	$145.39	$145.30
Average floor price (per barrel)	$133.24	$135.26	$133.14	$134.43	$133.90

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

Depreciation Rate Study

    The Company uses the group method of depreciation in which a single depreciation rate is applied to the gross investment in a particular class of property.  The Company conducts studies of depreciation rates and the required accumulated depreciation balance as required by the STB, which is generally every three years for equipment property and every six years for track structure and other roadway property.  Changes in estimated service lives of the assets and their related depreciation rates are implemented prospectively.

    A study completed and implemented in April 2008 resulted in the Company adopting new depreciation rates for other roadway property, which includes items such as bridges, office buildings and facilities, telecommunication and information technology systems and machinery, that will result in a net increase in 2008 depreciation expense of approximately $13 million and approximately $17 million on an ongoing annual basis.

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

Final agreements have been reached in the current bargaining round covering about 94 percent of BNSF’s unionized workforce. These agreements resolve all wage, work rule and benefit issues through December 31, 2009. BNSF remains in national bargaining with the International Association of Machinists and Aerospace Workers.

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

•              Expectations as to the effect on the Company's financial condition of claims, litigation, environmental and personal injury costs, commitments, contingent liabilities, and governmental and regulatory investigations and proceedings;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations.  (in millions):

Three months ended June 30,	2008	2007
Fuel hedge benefit (loss) (including ineffective portion of unexpired hedges)	$23	$(1)
Interest rate hedge benefit (loss)	4	(1)
Total hedge benefit (loss)	27	(2)
Tax effect	(10)	1
Hedge benefit (loss), net of tax	$17	$(1)

Six months ended June 30,	2008	2007
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$33	$24
Interest rate hedge benefit (loss)	4	(1)
Total hedge benefit	37	23
Tax effect	(14)	(9)
Hedge benefit, net of tax	$23	$14

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

Commodity Price Sensitivity

BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of June 30, 2008, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO) or West Texas Intermediate (WTI) crude oil. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, HO and WTI.

At June 30, 2008, BNSF had recorded a net fuel-hedging asset of $126 million for fuel hedges covering 2008 through 2010.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending June 30, 2009, and the balance sheet impact from the hypothetical price changes, both based on the Company’s hedge position at June 30, 2008:

Sensitivity Analysis
Hedged commodity price change	Fuel-hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel-hedge fair value
10 percent increase	$29 million increase	$38 million increase
10 percent decrease	$22 million decrease	$30 million decrease

Based on fuel consumption during the twelve-month period ending June 30, 2008, of 1,445 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a 10-percent increase or decrease in the commodity price per gallon would result in an approximate $392 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis.

At June 30, 2008, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

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

At June 30, 2008, the fair value of BNSF’s debt, excluding capital leases, was $8,005 million, which excludes a net fair value interest rate hedge liability of $1 million.

The following table is an estimate of the impact to earnings and the fair value of the total debt, excluding capital leases, and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending June 30, 2009, based on debt levels and outstanding hedges as of June 30, 2008:

Sensitivity Analysis
Hypothetical change in interest rates	Floating rate debt - Annual pre-tax earnings impact	Change in fair value
		Total debt[a]	Interest rate hedges
1 percent decrease	$11 million increase	$724 million increase	$38 million increase
1 percent increase	$11 million decrease	$615 million decrease	$35 million decrease
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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

    Reference is made to the disclosure in BNSF’s Form 10-K for the year ended December 31, 2007, that the Company was responding to a state grand jury subpoena requesting production of information related to fuel surcharges. On July 9, 2008, BNSF was advised that the State Attorney General of New Jersey has decided not to go forward with an investigation at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended June 30, 2008 (shares in thousands):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[b]
April 1 – 30	4	$96.16	–	25,501
May 1 – 31	1,155	$106.45	1,125	24,376
June 1 – 30	1,112	$110.38	975	23,401
Total	2,271	$108.36	2,100

a
Total number of shares purchased includes approximately 171 thousand shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 383 thousand shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Dated: July 24, 2008

S-1

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

Exhibit Index

Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Burlington Northern Santa Fe Corporation, dated December 21, 1994, as amended.	10-Q	8/13/1998	001-11535	3.1

3.2	By-Laws of Burlington Northern Santa Fe Corporation, as amended and restated, dated July 24, 2008. **

10.1	Burlington Northern Santa Fe Supplemental Retirement Plan, as amended through April 24, 2008.* **

10.2	Burlington Northern Santa Fe Corporation Supplemental Investment and Retirement Plan, as amended through April 24, 2008.* **

12.1	Computation of Ratio of Earnings to Fixed Charges.**

15.1	Independent Registered Public Accounting Firm’s Awareness Letter.**

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**

Certain instruments defining the rights of the holders of long-term debt of the Company and of its subsidiaries, involving a total amount of indebtedness not in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
__________________
*Management contract and compensatory plan

** Filed herewith

E-1