Form 10-Q
period 2008-09-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2008-10-24
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

              (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                          Yes  [  ]  No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at October 14, 2008

Common stock, $.01 par value	342,326,358 shares

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$4,906	$4,069	$13,645	$11,557

Operating expenses:
Fuel	1,349	848	3,685	2,332
Compensation and benefits	1,013	937	2,947	2,794
Purchased services	537	501	1,602	1,510
Depreciation and amortization	349	324	1,039	953
Equipment rents	230	235	683	704
Materials and other	221	223	893	728
Total operating expenses	3,699	3,068	10,849	9,021
Operating income	1,207	1,001	2,796	2,536
Interest expense	122	132	396	385
Other expense, net	6	6	11	17

Income before income taxes	1,079	863	2,389	2,134
Income tax expense	384	333	889	822
Net income	$695	$530	$1,500	$1,312

Earnings per share:
Basic earnings per share	$2.02	$1.51	$4.35	$3.71
Diluted earnings per share	$2.00	$1.48	$4.30	$3.64
Average shares:
Basic	343.5	351.3	344.9	353.7
Dilutive effect of stock awards	3.7	5.8	4.3	6.8
Diluted	347.2	357.1	349.2	360.5
Dividends declared per share	$0.40	$0.32	$1.04	$0.82

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, shares in thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$476	$330
Accounts receivable, net	623	790
Materials and supplies	626	579
Current portion of deferred income taxes	422	290
Other current assets	318	192
Total current assets	2,465	2,181

Property and equipment, net	30,510	29,567
Other assets	2,658	1,835
Total assets	$35,633	$33,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,252	$2,824
Long-term debt due within one year	403	411
Total current liabilities	3,655	3,235

Long-term debt and commercial paper	8,297	7,735
Deferred income taxes	8,847	8,484
Casualty and environmental liabilities	1,004	843
Pension and retiree health and welfare liability	454	444
Employee separation costs	71	77
Other liabilities	1,701	1,621
Total liabilities	24,029	22,439
Commitments and contingencies (see Notes 2, 4 and 5)
Stockholders’ equity:
Common stock, $0.01 par value, 600,000 shares authorized; 541,186 shares and 537,330 shares issued, respectively	5	5
Additional paid-in capital	7,610	7,348
Retained earnings	12,285	11,152
Treasury stock, at cost, 198,894 shares and 189,626 shares, respectively	(8,125)	(7,222)
Accumulated other comprehensive loss	(171)	(139)
Total stockholders’ equity	11,604	11,144
Total liabilities and stockholders’ equity	$35,633	$33,583

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Nine Months Ended September 30,	2008	2007
OPERATING ACTIVITIES
Net Income	$1,500	$1,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,039	953
Deferred income taxes	248	220
Employee separation costs paid	(11)	(16)
Long-term casualty and environmental liabilities, net	181	26
Other, net	50	153
Changes in current assets and liabilities:
Accounts receivable, net	(108)	(74)
Change in accounts receivables sales program	278	(100)
Materials and supplies	(47)	(30)
Other current assets	(142)	(55)
Accounts payable and other current liabilities	315	76
Net cash provided by operating activities	3,303	2,465
INVESTING ACTIVITIES
Capital expenditures	(1,712)	(1,775)
Construction costs for facility financing obligation	(38)	(18)
Other, net	(631)	(318)
Net cash used for investing activities	(2,381)	(2,111)
FINANCING ACTIVITIES
Net decrease in commercial paper and bank borrowings	(261)	(202)
Proceeds from issuance of long-term debt	650	1,300
Payments on long-term debt	(174)	(439)
Dividends paid	(334)	(268)
Proceeds from stock options exercised	87	126
Purchase of BNSF common stock	(878)	(964)
Excess tax benefits from equity compensation plans	90	105
Proceeds from facility financing obligation	50	–
Other, net	(6)	(12)
Net cash used for financing activities	(776)	(354)
Increase in cash and cash equivalents	146	–
Cash and cash equivalents:
Beginning of period	330	375
End of period	$476	$375
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$406	$364
Income taxes paid, net of refunds	$565	$430
Non-cash asset financing	$79	$167

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Shares in thousands, dollars in millions, except per share data)
(Unaudited)

	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2007	537,330	(189,626)	$7,353	$11,152	$(7,222)	$(139)	$11,144
Adjustment to change the measurement date pursuant to Statement of Financial Accounting Standards (SFAS) No. 158			–	(7)	–	2	(5)
Adjustment to initially apply SFAS No. 158 to equity method investees			–	–	–	(2)	(2)
Common stock dividends, $1.04 per share			–	(360)	–	–	(360)
Restricted stock and stock options expense			59	–	–	–	59
Restricted stock activity and related tax benefit of $26	695	–	26	–	–	–	26
Exercise of stock options and related tax benefit of $64	3,161	(240)	177	–	(25)	–	152
Purchase of BNSF common stock[a]	–	(9,028)	–	–	(878)	–	(878)
Comprehensive income:
Net income			–	1,500	–	–	1,500
Amortization of prior service costs and actuarial losses, net of tax expense of $4			–	–	–	6	6
Loss on derivative instruments and other items, net of tax benefit of $23			–	–	–	(37)	(37)
Unrealized loss on securities held by equity method investees, net of tax benefit of less than $1			–	–	–	(1)	(1)
Total comprehensive income							1,468
Balance at September 30, 2008	541,186	(198,894)	$7,615	$12,285	$(8,125)	$(171)	$11,604

[a] Total-to-date share repurchases through September 30, 2008, under the Company’s share repurchase program, were 189 million shares at an average price of $40.82 per share, leaving 21 million shares available for repurchase out of the 210 million shares authorized.

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, including the financial statements and notes thereto. Burlington Northern Santa Fe Corporation (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated. BNSF was incorporated in Delaware on December 16, 1994.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of September 30, 2008, and the results of operations for the three and nine month periods ended September 30, 2008 and 2007.

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

The Company adopted SFAS No. 157 on January 1, 2008, and recorded no financial statement adjustments as a result of adoption. The Company has applied the provisions of the standard to its fuel and interest rate hedges (see Note 2 to the Consolidated Financial Statements).

However, the Company has not applied the provisions of the standard to its property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, nor to any business combinations or asset retirement obligations. The Company will apply the provisions of the standard to these assets and liabilities, beginning January 1, 2009, as required by FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157. This adoption is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

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

Fuel

Fuel costs represented 34 percent and 26 percent of total operating expenses during the nine month periods ended September 30, 2008 and 2007, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on locomotive fuel consumption (which represents substantially all fuel consumption) during the twelve-month period ended September 30, 2008, and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $14 million of additional fuel expense on an annual basis. However, BNSF believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities

As of September 30, 2008, BNSF’s total fuel-hedging positions covered approximately 10 percent, 9 percent, 5 percent and 2 percent of estimated locomotive fuel purchases for the remainder of 2008, 2009, 2010 and 2011, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Hedge benefit	$17	$–	$50	$24
Ineffective portion of open hedges	(6)	1	(6)	1
Tax effect	(4)	–	(17)	(9)
Hedge benefit, net of tax	$7	$1	$27	$16

The ineffective portion of unrealized gains and losses of open hedges are recorded in the Consolidated Statements of Income as a component of fuel expense.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	September 30,	December 31,
	2008	2007
Short-term fuel-hedging asset	$2	$29
Long-term fuel-hedging asset	5	10
Short-term fuel-hedging liability	(34)	–
Ineffective portion of open hedges	6	–
Tax effect	8	(15)
Amount included in AOCL, net of tax	$(13)	$24

Settled fuel-hedging contracts receivable	$17	$6

The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps and costless collars. This methodology is a market approach, which under SFAS No. 157 utilizes Level 2 inputs as it uses market data for similar instruments in active markets.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of September 30, 2008, BNSF had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. Over the twelve months ended September 30, 2008, the sum of all such costs averaged approximately 20 cents per gallon.

During the first nine months of 2008, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of 24.02 million gallons of fuel with an average swap price of $2.44 per gallon. The following table provides fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of September 30, 2008.

Quarter Ending
2008	December 31,
HO Swaps
Gallons hedged (in millions)	8.99
Average swap price (per gallon)	$2.47
Fair value (in millions)	$4

West Texas Intermediate (WTI) Crude Oil Hedges

In addition, BNSF enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended September 30, 2008, the sum of all such costs averaged approximately 66 cents per gallon.

During the first nine months of 2008, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of 2.90 million barrels of fuel with an average swap price of $99.61 per barrel and costless collar agreements utilizing WTI to hedge the equivalent of 3.29 million barrels of fuel with an average cap price of $135.09 per barrel and an average floor price of $124.42 per barrel. The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of September 30, 2008.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Quarter Ending
2008	December 31,
WTI Swaps
Barrels hedged (in thousands)	230
Equivalent gallons hedged (in millions)	9.66
Average swap price (per barrel)	$63.70
Fair value (in millions)	$8

WTI Costless Collars
Barrels hedged (in thousands)	445
Equivalent gallons hedged (in millions)	18.69
Average cap price (per barrel)	$140.03
Average floor price (per barrel)	$128.72
Fair value (in millions)	$(13)

	Quarter Ending
2009	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	235	185	185	245	850
Equivalent gallons hedged (in millions)	9.87	7.77	7.77	10.29	35.70
Average swap price (per barrel)	$83.34	$80.86	$81.20	$84.79	$82.75
Fair value (in millions)	$4	$4	$4	$4	$16

WTI Costless Collars
Barrels hedged (in thousands)	800	630	520	475	2,425
Equivalent gallons hedged (in millions)	33.60	26.46	21.84	19.95	101.85
Average cap price (per barrel)	$132.56	$132.55	$135.82	$135.46	$133.82
Average floor price (per barrel)	$121.86	$122.11	$125.55	$125.38	$123.41
Fair value (in millions)	$(18)	$(13)	$(12)	$(11)	$(54)

	Quarter Ending
2010	March 31,		June 30,		September 30,		December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	515		435		405		370	1,725
Equivalent gallons hedged (in millions)	21.63		18.27		17.01		15.54	72.45
Average swap price (per barrel)	$95.09		$100.14		$100.35		$100.37	$98.73
Fair value (in millions)	$4		$2		$2		$2	$10

	Quarter Ending
2011	March 31,		June 30,		September 30,		December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	220		185		175		185	765
Equivalent gallons hedged (in millions)	9.24		7.77		7.35		7.77	32.13
Average swap price (per barrel)	$100.45		$100.44		$100.35		$100.58	$100.46
Fair value (in millions)	$1	$	<1	$	<1	$	<1	$2

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

Total Interest Rate Hedging Program

All interest rate derivative transactions outstanding are reflected in the following table:

	September 30, 2008
	Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fair value hedges
Fixed to variable swaps (in millions)	$–	$200	$250	$–	$–	$400	$850	$4
Average fixed rate	–%	6.13%	7.13%	–%	–%	5.75%	6.24%
Average floating rate	–%	3.29%	5.69%	–%	–%	4.22%	4.44%
Cash flow hedges
Treasury locks (in millions)	$–	$300	$–	$–	$–	$–	$300	$8
Average rate	–%	4.04%	–%	–%	–%	–%	4.04%

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

As of September 30, 2008 and December 31, 2007, BNSF had entered into eleven and seven separate swaps, respectively, including the swaps described above, with an aggregate notional amount of $850 million and $450 million, respectively, in which it pays an average floating rate, which fluctuates quarterly, based on the London Interbank Offered Rate (LIBOR). The average floating rate to be paid by BNSF as of September 30, 2008, was 4.44 percent, and the average fixed rate BNSF is to receive is 6.24 percent.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The amounts recorded in the Consolidated Statements of Income, as an increase to or reduction of interest expense, for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Hedge benefit (loss)	$4	$(1)	$8	$(2)
Tax effect	(2)	1	(3)	1
Hedge benefit (loss), net of tax	$2	$–	$5	$(1)

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of open hedges, with a corresponding adjustment to debt or accrued interest, are as follows (in millions):

	September 30,	December 31,
	2008	2007
Short-term interest rate hedging asset	$4	$–
Long-term interest rate hedging asset	$4	$6
Long-term interest rate hedging liability	$(4)	$–

Cash Flow Interest Rate Hedges

In anticipation of a future debt issuance, the Company entered into three treasury locks in September 2008 having an aggregate notional amount of $175 million, and an average locked-in rate of 4.20 percent, to fix a portion of the rate for a future 30-year unsecured debt issuance. The treasury locks are expected to be unwound during 2009, and any gain or loss on the hedges will be amortized to interest expense over the life of the issued debt.  These transactions are accounted for as cash flow hedges.

In anticipation of a future debt issuance, the Company entered into five treasury locks in August and September 2008 having an aggregate notional amount of $125 million, and an average locked-in rate of 3.82 percent, to fix a portion of the rate for a future 10-year unsecured debt issuance. The treasury locks are expected to be unwound during 2009, and any gain or loss on the hedges will be amortized to interest expense over the life of the issued debt. These transactions are accounted for as cash flow hedges.

In anticipation of a future debt issuance, the Company entered into nine treasury locks during 2007 and 2008, having an aggregate notional amount of $250 million, and an average locked-in rate of 4.24 percent, to fix a portion of the rate for a future 10-year unsecured debt issuance. The treasury locks were terminated in March 2008 in connection with the issuance of $650 million 10-year notes (see Note 4 to the Consolidated Financial Statements). Upon termination, BNSF paid $13 million to the counterparties, which will be amortized to interest expense over the life of the issued debt. These transactions were accounted for as cash flow hedges.

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of open and closed hedges, were as follows (in millions):

	September 30,	December 31,
	2008	2007
Interest rate hedging asset (liability) – open hedges	$8	$(5)
Unrecognized gain on closed hedges	6	19
Tax effect	(5)	(5)
Unrecognized gain in AOCL, net of tax	$9	$9

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

    BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at September 30, 2008, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities, which mature in November 2008 and 2010, respectively. The 364-day facilities are expected to be renewed in November 2008. Outstanding undivided interests held by investors under the A/R sales program were $578 million and $300 million at September 30, 2008 and December 31, 2007. There was $144.5 million and $75.0 million outstanding under each of the four facilities at September 30, 2008 and December 31, 2007, respectively. These undivided interests in receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. These undivided interests were supported by $1,195 million and $1,105 million of receivables transferred by SFRC to the master trust at September 30, 2008 and December 31, 2007, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $617 million and $805 million at September 30, 2008 and December 31, 2007, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $578 million and $300 million at September 30, 2008 and December 31, 2007, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $14.5 billion and $12.3 billion for the nine months ended September 30, 2008 and 2007, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $9 million and $15 million for the nine months ended September 30, 2008 and 2007, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 3.3 percent and 5.6 percent for the nine months ended September 30, 2008 and 2007, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold. BNSF Railway has historically experienced very low levels of dilution or delinquency and was well below the established threshold rates at September 30, 2008. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At September 30, 2008 and December 31, 2007, $17 million and $11 million, respectively, of accounts receivable were greater than 90 days old.

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At September 30, 2008 and December 31, 2007, $40 million and $36 million, respectively, of such allowances had been recorded, of which $36 million and $34 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $4 million and $2 million at September 30, 2008 and December 31, 2007, respectively, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the nine months ended September 30, 2008 and 2007, $2 million and $3 million, respectively, of accounts receivable were written off.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

    The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At September 30, 2008, BNSF Railway was in compliance with these provisions.

4.    Debt

 Revolving Credit Facility and Commercial Paper

As of September 30, 2008, the Company had borrowing capacity of up to $1.2 billion under its long-term revolving bank credit facility, which expires in September 2012. Annual facility fees are currently 0.08 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings; (ii) money market rates offered at the option of the lenders; or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving bank credit facility. At September 30, 2008, the Company was in compliance with these covenants.

At September 30, 2008, there were no bank borrowings against the revolving credit agreement.

BNSF issues commercial paper from time to time that is supported by the revolving bank credit facility. Outstanding commercial paper balances reduce the amount of borrowings available under this agreement.

The maturity value of commercial paper as of September 30, 2008, of $50 million, reduced the total capacity available under the revolving credit agreement to $1,150 million. Commercial paper outstanding consisted of $50 million issued to a consolidated subsidiary of BNSF that was eliminated upon consolidation. There was no consolidated commercial paper outstanding as of September 30, 2008.

 Notes and Debentures

In March 2008, BNSF issued $650 million of 5.75 percent notes due March 15, 2018. The net proceeds from the sale of the notes are being used for general corporate purposes including, but not limited to, working capital, capital expenditures, repurchase of our common stock pursuant to our share repurchase program and repayment of commercial paper.

In April 2008, the Board of Directors (the Board) authorized an additional $850 million of debt securities that may be issued through the Securities and Exchange Commission (SEC) debt shelf registration process, for a total of $1 billion authorized to be issued as of September 30, 2008.

  Financing Obligation

The Company has commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF will lease the facility from the third party for 20 years. Construction is expected to be completed in 2009 with an approximate cost of $160 million. During the first nine months of 2008, the Company sold $50 million of completed improvements, bringing the total sold to date to $91 million. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

 Guarantees

    Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2008, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$52	$74	$74	10	$29[b]
Westside Intermodal Transportation Corporation	0.0%	$39	$59	$–	15	$33[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$12	$18	$–	15	$10[b]
Chevron Phillips Chemical Company, LP	0.0%	N/Ad	N/Ad	N/Ad	9	$13[c]
Various lessors (Residual value guarantees)	0.0%	N/A	$271	$271	Various	$68[c]
All other	0.0%	$5	$6	$2	Various	$–
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

Kansas City Terminal Intermodal Transportation Corporation

BNSF Railway and another major railroad jointly and severally guarantee $52 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC, accounts for its interest using the equity method of accounting and would be required to fund a portion of the remaining obligation upon default by the original debtor.

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

Residual Value Guarantees (RVG)

In the normal course of business, the Company enters into leases in which it guarantees the residual value of certain leased equipment. Some of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If the Company elects not to exercise these options, it may be required to pay the lessor an amount not exceeding the RVG. The amount of any payment is contingent upon the actual residual value of the leased equipment. Some of these leases also require the lessor to pay the Company any surplus if the actual residual value of the leased equipment is over the RVG. These guarantees will expire between 2009 and 2011.

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that the Company could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of September 30, 2008, the Company had recorded a $68 million asset and corresponding liability for the fair value of RVGs.

All Other

As of September 30, 2008, BNSF guaranteed $5 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $2 million of the $5 million of guarantees. These guarantees expire between 2011 and 2013.

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

During the third quarter of 2008 and 2007, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In the third quarter of 2007, management recorded a decrease in expense of $17 million due to a statistically significant reduction in filing rate experience for non-malignant claims. In the third quarter of 2008, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2009.

Throughout the year, BNSF monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Beginning balance	$261	$297	$270	$306
Accruals	–	(17)	–	(17)
Payments	(5)	(5)	(14)	(14)
Ending balance at September 30,	$256	$275	$256	$275

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Of the September 30, 2008 obligation, $211 million was related to unasserted claims while $45 million was related to asserted claims. At September 30, 2008, $17 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Claims unresolved at beginning of period	1,800	1,930	1,781	1,975
Claims filed	143	107	415	339
Claims settled, dismissed or otherwise resolved	(83)	(134)	(336)	(411)
Ending balance at September 30,	1,860	1,903	1,860	1,903

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $235 million to $280 million. However, BNSF believes that the $256 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Beginning balance	$474	$437	$439	$439
Accruals	34	46	136	139
Payments	(37)	(48)	(104)	(143)
Ending balance at September 30,	$471	$435	$471	$435

At September 30, 2008, $183 million was included in current liabilities. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Claims unresolved at beginning of period	3,941	3,131	3,322	3,130
Claims filed	994	1,033	3,441	2,899
Claims settled, dismissed or otherwise resolved	(861)	(918)	(2,689)	(2,783)
Ending balance at September 30,	4,074	3,246	4,074	3,246

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $405 million to $585 million. However, BNSF believes that the $471 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

During the third quarters of 2008 and 2007, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2008 and 2007, management recorded additional expense of approximately $13 million and $20 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2009.

    Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of September 30, 2008, is approximately $17 million.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 340 sites, including 21 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Beginning balance	$545	$362	$380	$318
Accruals	26	32	223	106
Payments	(28)	(15)	(60)	(45)
Ending balance at September 30,	$543	$379	$543	$379

At September 30, 2008, $66 million was included in current liabilities.

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

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at September 30, 2008, will be paid over the next ten years, and no individual site is considered to be material.

The following tables summarize the environmental sites:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
BNSF Sites	2008	2007	2008	2007
Number of sites at beginning of period	350	347	346	375
Sites added during the period	4	2	16	14
Sites closed during the period	(14)	(4)	(22)	(44)
Number of sites at September 30,	340	345	340	345

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $395 million to $860 million. However, BNSF believes that the $543 million recorded at September 30, 2008, is the best estimate of the Company’s future obligation for environmental costs.

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

6.    Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Nine Months Ended September 30,	2008	2007
Beginning balance at January 1,	$91	$107
Accruals	3	5
Payments	(11)	(16)
Ending balance at September 30,	$83	$96

           Employee separation liabilities of $83 million were included in the Consolidated Balance Sheet at September 30, 2008, and principally represent the following: (i) $79 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) $1 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $3 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At September 30, 2008, $12 million of the remaining liabilities was included in current liabilities.

    The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2008 and 2020. As of September 30, 2008, the Company had updated its estimate and recorded an additional liability of $3 million related to deferred benefits. The remaining costs for (ii) above are expected to be paid out between 2008 and approximately 2011, and the costs for (iii) above are expected be paid out between 2008 and 2021 based on deferral elections made by the affected employees.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

7.    Employment Benefit Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132R, which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s balance sheet. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. BNSF has elected to apply the transition option under which a 15-month measurement was determined as of September 30, 2007, that covers the period until the fiscal year-end measurement is required on December 31, 2008. As a result, the Company recorded a $7 million decrease to retained earnings in January 2008 to reflect the proportionate allocation of the net periodic benefit cost to cover the transition period.

Components of the net periodic benefit cost were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost	2008	2007	2008	2007
Service cost	$7	$7	$19	$19
Interest cost	25	24	76	73
Expected return on plan assets	(28)	(26)	(84)	(79)
Amortization of net loss	4	8	12	26
Net periodic benefit cost	$8	$13	$23	$39

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost	2008	2007	2008	2007
Service cost	$1	$–	$2	$2
Interest cost	4	4	13	12
Amortization of net loss	1	1	3	4
Amortization of prior service cost	(1)	(1)	(5)	(5)
Net periodic benefit cost	$5	$4	$13	$13

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

Weighted average stock options totaling 1.8 million and 1.6 million for the three and nine months ended September 30, 2008, respectively, and 2.7 million and 2.3 million for the three and nine months ended September 30, 2007, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

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

The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$695	$530	$1,500	$1,312
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax (see Note 7)	2	5	6	15
(Loss) gain on derivative instruments and other items, net of tax (see Note 2)	(85)	4	(37)	6
Unrealized loss on securities held by equity method investees, net of tax	(1)	–	(1)	–
Total comprehensive income	$611	$539	$1,468	$1,333

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

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2008 and 2007, the consolidated statements of cash flows for each of the nine-month periods ended September 30, 2008 and 2007 and the consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2008.  These interim financial statements are the responsibility of the Company’s management.

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
October 23, 2008

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

Executive Summary

 Overview:

➢	Quarterly earnings were $2.00 per diluted share, which included a $0.09 per share impact related to a favorable tax settlement. Third-quarter 2007 earnings were $1.48 per diluted share.

➢	Quarterly freight revenues increased $818 million, or 21 percent, to $4.77 billion compared with the third quarter of 2007.

✓	The 21-percent increase in freight revenues was primarily attributable to increased fuel surcharges, driven by higher fuel prices, and improved yields.

➢
Operating expenses for the third quarter of 2008 were $3.70 billion compared with third-quarter 2007 operating expenses of $3.07 billion. The $631 million increase in operating expenses was largely driven by a $501 million increase in fuel expense due to significantly higher fuel prices.

  Market Conditions:

➢
In spite of the current volatility in the capital markets, BNSF has not experienced significant impacts to liquidity or access to the credit markets, although continued volatility in the capital markets may increase costs associated with borrowing and the accounts receivable sales program. Additionally, the Company has a diverse customer base and has not seen any adverse trends in its accounts receivable aging.

Results of Operations

Three Months Ended September 30, 2008, Compared with Three Months Ended September 30, 2007

Revenues

The following table presents BNSF’s revenue information by business group for the three months ended September 30, 2008 and 2007.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2008	2007	2008	2007	2008	2007

Consumer Products	$1,686	$1,455	1,254	1,307	$1,344	$1,113
Industrial Products	1,124	962	420	431	2,676	2,232
Coal	1,047	849	645	627	1,623	1,354
Agricultural Products	909	682	271	265	3,354	2,574
Total Freight Revenues	4,766	3,948	2,590	2,630	$1,840	$1,501
Other Revenues	140	121
Total Operating Revenues	$4,906	$4,069

Freight revenues for the third quarter of 2008 were $4,766 million, up 21 percent compared with the same 2007 period, on a 2-percent decline in unit volumes. Freight revenues included an increase of approximately $570 million in fuel surcharges compared with the same 2007 period. Average revenue per car/unit was up 23 percent in the third quarter of 2008 from the third quarter of 2007 primarily due to fuel surcharges as well as improved pricing.

        Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $1,686 million for the third quarter of 2008 were $231 million, or 16 percent, greater than the third quarter of 2007. This reflects increased fuel surcharges, improved yields and increased domestic intermodal traffic, partially offset by lower international volumes resulting from economic softness.

        Industrial Products

Industrial Products’ freight business consists of five business areas: construction products, building products, petroleum products, chemicals and plastic products and food and beverages.

Industrial Products revenues of $1,124 million for the third quarter of 2008 were $162 million, or 17 percent, greater than the third quarter of 2007. Higher fuel surcharges, improved yields and increased demand for construction products more than offset the lower unit volumes for both building products and chemicals and plastic products.

Coal

BNSF is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues rose $198 million, or 23 percent, to $1,047 million for the third quarter of 2008 compared with the same 2007 period as a result of higher fuel surcharges, contractual inflation escalators, increased unit volumes, and improved yields. Strong coal unit volumes were driven by organic growth of existing customers and new eastern conversion.

Agricultural Products

The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

Agricultural Products revenues increased $227 million, or 33 percent, to $909 million for the third quarter of 2008. This increase was primarily due to higher fuel surcharges, improved yields and increased unit volumes in ethanol, corn and feeds.

Other Revenues

    Other revenues increased $19 million, or 16 percent, to $140 million for the third quarter of 2008. This was primarily due to an increase of about $15 million, or 30 percent, to about $70 million in BNSF Logistics revenues. The increase in BNSF Logistics revenues was primarily driven by acquisitions. BNSF Logistics is a wholly-owned, third-party logistics company.

Expenses

Total operating expenses for the third quarter of 2008 were $3,699 million, an increase of $631 million, or 21 percent, versus the same period in 2007.

Fuel

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities. Substantially all fuel expense consists of fuel used in locomotives for transportation services. Fuel expense also includes non-locomotive fuel-related costs such as fuel used in vehicles (maintenance of way and other vehicles/equipment), fuel used in refrigerated cars, intermodal facilities fuel and fuel-based products used in servicing locomotives.

Fuel expenses of $1,349 million for the third quarter of 2008 were $501 million higher than the third quarter of 2007. The increase in fuel expense was primarily due to an increase in the average all-in cost per gallon of locomotive diesel fuel. The average all-in cost per gallon of locomotive diesel fuel increased by $1.41 to $3.72, resulting in a $492 million increase in expense. The increase in the average all-in cost reflected an increase in the average purchase price per gallon of $1.44, or a $502 million increase in locomotive fuel expense, offset by an increase in the hedge benefit of 3 cents per gallon, or $10 million (third-quarter 2008 benefit of $11 million less third-quarter 2007 benefit of $1 million). Locomotive fuel consumption in the third quarter of 2008 decreased by 4 million gallons to 349 million gallons, when compared with consumption in the same 2007 period.

Compensation and benefits

Compensation and benefits includes expenses for BNSF employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $1,013 million in the third quarter of 2008 were $76 million, or 8 percent, higher than the same prior year period. This increase was primarily related to higher incentive compensation costs, which covers all non-union and about 25 percent of union employees. Wage inflation was partially offset by improved productivity. The average number of employees decreased 1 percent compared to the third quarter of 2007.

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

Purchased service expenses of $537 million for the third quarter of 2008 were $36 million, or 7 percent, higher than the third quarter of 2007. About 40 percent of the increase was due to purchased transportation costs for BNSF Logistics, which increased about $15 million to about $60 million for the third quarter of 2008. BNSF Logistics revenues, which are recorded in other revenues, were about $10 million higher than these costs. The remainder was due to increased haulage payments for transportation over other railroads as well as higher freight car and locomotive contract maintenance expense.

Depreciation and amortization

Depreciation and amortization expenses for the period are determined by using the group method of depreciation, which applies a single rate to the gross investment in a particular class of property. Due to the capital-intensive nature of BNSF’s operations, depreciation expense is a significant component of the Company’s operating expenses. The full effect of inflation is not reflected in operating expenses because depreciation is based on historical cost.

Depreciation and amortization expenses of $349 million for the third quarter of 2008 were $25 million, or 8 percent, higher than the same period in 2007. This increase in depreciation expense was primarily due to continuing capital expenditures and updated depreciation rates for other roadway property that went into effect in April 2008.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $230 million decreased $5 million, or 2 percent, compared to the third quarter of 2007 due to lower volumes, improved velocity and increased asset utilization.

Materials and other

Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials, in addition to other items for maintenance of property and equipment. Other expenses principally include personal injury claims, environmental remediation and derailments as well as utilities, locomotive overhauls, property and miscellaneous taxes and employee separation costs. The total is offset by gains on land sales and insurance recoveries.

Materials and other expenses of $221 million for the third quarter of 2008 remained relatively flat compared with the third quarter of 2007.

Interest expense

Interest expense of $122 million for the third quarter of 2008 was $10 million, or 8 percent, lower than the third quarter of 2007. This was primarily due to the interest associated with a favorable tax settlement.

Income taxes

    The effective tax rate for the three months ended September 30, 2008, was 35.6 percent compared with 38.6 percent for the same prior year period. The decrease in the effective tax rate primarily reflects a favorable tax settlement.

Nine Months Ended September 30, 2008, Compared with Nine Months Ended September 30, 2007

Revenues

    The following table presents BNSF’s revenue information by business group for the nine months ended September 30, 2008 and 2007.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2008	2007	2008	2007	2008	2007

Consumer Products	$4,643	$4,167	3,655	3,882	$1,270	$1,073
Industrial Products	3,109	2,758	1,245	1,252	2,497	2,203
Coal	2,903	2,385	1,868	1,832	1,554	1,302
Agricultural Products	2,603	1,918	817	752	3,186	2,551
Total Freight Revenues	13,258	11,228	7,585	7,718	$1,748	$1,455
Other Revenues	387	329
Total Operating Revenues	$13,645	$11,557

    Freight revenues for the first nine months of 2008 were $13,258 million, up 18 percent compared with the same 2007 period, while cars/units decreased by 2 percent during this same period. Freight revenues included an increase of approximately $1,250 million in fuel surcharges compared with the same 2007 period. Average revenue per car/unit was up 20 percent in the first nine months of 2008 from the first nine months of 2007 primarily due to fuel surcharges and improved pricing.

Consumer Products

    Consumer Products revenues of $4,643 million for the first nine months of 2008 were $476 million, or 11 percent, greater than the first nine months of 2007. This was principally due to higher fuel surcharges, improved yields and increased domestic intermodal traffic, which was partially offset by lower international volumes related to economic softness as well as reduced transpacific service of a large international customer.

Industrial Products

    Industrial Products revenues of $3,109 million for the first nine months of 2008 were $351 million, or 13 percent, greater than the first nine months of 2007, due mainly to higher fuel surcharges, improved yields and demand for construction products, which more than offset the decline in building products as a result of weakness in the housing market.

Coal

    Coal revenues of $2,903 million for the first nine months of 2008 increased $518 million, or 22 percent, compared with the same 2007 period. The increase was primarily driven by improved yields, contractual inflation escalators, higher fuel surcharges and higher unit volumes. Strong coal unit volumes were driven by organic growth of existing customers as well as new eastern conversion.

Agricultural Products

    Agricultural Products revenues of $2,603 million for the first nine months of 2008 were $685 million, or 36 percent, higher than revenues for the first nine months of 2007. This increase was primarily due to improved yields, higher fuel surcharges and strong unit volumes in ethanol, corn and wheat.

Other Revenues

Other revenues increased $58 million, or 18 percent, to $387 million for the first nine months of 2008. This was primarily due to an increase of about $35 million, or 25 percent, to about $175 million in BNSF Logistics revenues and an increase in demurrage charges. The increase in BNSF Logistics revenues was primarily driven by acquisition activities. BNSF Logistics is a wholly-owned, third-party logistics company.

Expenses

Total operating expenses for the first nine months of 2008 were $10,849 million, an increase of $1,828 million, or 20 percent, versus the same 2007 period.

Fuel

Fuel expenses of $3,685 million for the first nine months of 2008 were $1,353 million, or 58 percent, higher than the first nine months of 2007. The increase in fuel expense was primarily due to an increase in the average all-in cost per gallon of locomotive diesel fuel. The average all-in cost per gallon of locomotive diesel fuel increased by $1.24 to $3.33, resulting in a $1,318 million increase in expense. The increase in the average all-in cost reflected an increase in the average purchase price per gallon of $1.26, or a $1,337 million increase in locomotive fuel expenses, offset by an increase in the hedge benefit of 2 cents per gallon, or $19 million (first nine months 2008 benefit of $44 million less first nine months 2007 benefit of $25 million). Locomotive fuel consumption was relatively flat as compared with consumption in the same 2007 period.

Compensation and benefits

Compensation and benefits expenses of $2,947 million for the first nine months of 2008 were $153 million, or 5 percent, higher than the same prior year period. This increase was primarily related to higher incentive compensation costs, which covers all non-union and about 25 percent of union employees. Wage inflation was partially offset by improved productivity. The average number of employees decreased 1 percent compared to the first nine months of 2007.

Purchased services

Purchased services expenses of $1,602 million for the first nine months of 2008 were $92 million, or 6 percent, higher than the same 2007 period. This increase was partially due to purchased transportation costs for BNSF Logistics, which increased about $30 million to about $145 million. Haulage payments for transportation over other railroads and locomotive and freight car contract maintenance expense contributed to the increase as well.

Depreciation and amortization

Depreciation and amortization expenses of $1,039 million for the first nine months of 2008 were $86 million, or 9 percent, higher than the same period in 2007. This increase in depreciation expense was primarily due to continuing capital expenditures, updated depreciation rates for locomotives that went into effect in April 2007 and updated depreciation rates for other roadway property that went into effect in April 2008.

Equipment rents

Equipment rents expenses of $683 million for the first nine months of 2008 were $21 million, or 3 percent, lower than the first nine months of 2007 due to lower volumes, improved velocity and increased asset utilization.

Materials and other

Materials and other expenses of $893 million for the first nine months of 2008 were $165 million, or 23 percent, higher than the first nine months of 2007. The increase was primarily due to higher environmental costs.

Interest expense

Interest expense of $396 million for the first nine months of 2008 was $11 million, or 3 percent, higher than the same 2007 period. This was primarily due to a higher average debt balance, offset by the interest associated with a favorable tax settlement.

Income taxes

The effective tax rate for the nine months ended September 30, 2008, was 37.2 percent compared with 38.5 percent for the same prior year period. The decrease in the effective tax rate primarily reflects a favorable tax settlement.

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

Operating Activities

Net cash provided by operating activities was $3,303 million for the nine months ended September 30, 2008, compared with $2,465 million for the nine months ended September 30, 2007. The increase was primarily the result of changes in working capital, including $378 million related to increased utilization of the Company’s accounts receivable sales program, as well as higher income before depreciation and amortization.

Investing Activities

Net cash used for investing activities was $2,381 million for the nine months ended September 30, 2008, compared with $2,111 million for the nine months ended September 30, 2007. The increase in cash used for investing activities primarily reflects an increase in other investing activities due to the timing of equipment financing activities, partially offset by a decrease in cash capital expenditures. The following table presents a breakdown of cash capital expenditures for the nine months ended September 30, 2008 and 2007 (in millions):

Nine Months Ended September 30,	2008	2007
Engineering	$1,207	$1,088
Mechanical	116	102
Other	100	74
Total Replacement Capital	1,423	1,264
Information Services	71	49
New Locomotive and Freight Car Acquisitions	8	–
Terminal and Line Expansion	210	462
Total	$1,712	$1,775

The table above does not include expenditures for equipment financed through operating leases (principally related to rolling stock).

Financing Activities

Nine Months Ended September 30, 2008

Net cash used for financing activities during the first nine months of 2008 was $776 million, primarily related to common stock repurchases of $878 million, including $60 million to satisfy tax withholding obligations for stock option exercises, and dividend payments of $334 million, which were partially offset by net debt borrowings of $215 million, excess tax benefits from equity compensation plans of $90 million, proceeds from stock options exercised of $87 million and proceeds from a facility financing obligation of $50 million.

Aggregate debt due to mature within one year was $403 million. BNSF’s ratio of net debt to total capitalization was 41.5 percent at September 30, 2008, compared with 41.2 percent at December 31, 2007. The Company’s adjusted net debt to total capitalization was 51.6 percent at September 30, 2008, compared with 51.8 percent at December 31, 2007. BNSF’s adjusted net debt to total capitalization is a non-GAAP measure and should be considered in addition to, but not as a substitute for or preferable to, the information prepared in accordance with GAAP. However, management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.

The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

	September 30,	December 31,
	2008	2007
Net debt to total capitalization [a]	41.5%	41.2%
Adjustment for long-term operating leases[b]	9.8	10.5
Adjustment for other debt equivalents [c]	0.6	0.5
Adjustment for unfunded pension and retiree health and welfare liability	0.7	0.7
Adjustment for junior subordinated notes [d]	(1.0)	(1.1)
Adjusted net debt to total capitalization	51.6%	51.8%
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

In April 2008, the Board authorized an additional $850 million of debt securities that may be issued through the SEC debt shelf registration process, for a total of $1 billion authorized to be issued as of September 30, 2008.

The Company has commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF will lease the facility from the third party for 20 years. Construction is expected to be completed in 2009 with an approximate cost of $160 million. During the first nine months of 2008, the Company sold $50 million of completed improvements, bringing the total sold to date to $91 million. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

Nine Months Ended September 30, 2007

Net cash used for financing activities during the first nine months of 2007 was $354 million, primarily related to the common stock repurchases of $964 million, including $33 million to satisfy tax withholding obligations for stock option exercises, and dividend payments of $268 million, partially offset by net borrowings of $659 million, proceeds from stock options exercised of $126 million and excess tax benefits from equity compensation plans of $105 million.

Dividends

Common stock dividends declared for the nine months ended September 30, 2008 and 2007 were $1.04 and $0.82 per share, respectively. Dividends paid on common stock during the first nine months of 2008 and 2007 were $334 million and $268 million, respectively. On July 24, 2008, the Board declared a quarterly dividend of $0.40 per share on outstanding shares of common stock, payable October 1, 2008 to shareholders of record on September 10, 2008. On October 23, 2008, the Board declared a quarterly dividend of $0.40 per share on outstanding shares of common stock, payable January 2, 2009 to shareholders of record on December 12, 2008.

Common Stock Repurchase Program

During the first nine months of 2008, BNSF repurchased 8.4 million shares of its common stock at an average price of $96.97 per share under the Company’s share repurchase program amounting to a total cost of $818 million. Program-to-date repurchases through September 30, 2008, were 189 million shares at an average price of $40.82 per share, leaving 21 million shares available for repurchase out of the 210 million shares authorized. Additionally, during the nine months ended September 30, 2008, the Company acquired shares from employees at a cost of $60 million to satisfy tax withholding obligations.

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

BNSF has agreed to acquire 1,245 locomotives by 2013. As of September 30, 2008, BNSF had taken delivery of 268 of the 1,245 locomotives, all of which were delivered in the first nine months of 2008.

BNSF has agreed to acquire 4,000 covered hoppers, 100 automax cars, and 1,371 double-stack cars by 2010. As of September 30, 2008, BNSF had taken delivery of 3,130 of the covered hoppers, 100 automax cars and 797 of the double-stack cars.

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

Market Conditions

In spite of the current volatility in the capital markets, BNSF has not experienced significant impacts to liquidity or access to the credit markets, although continued volatility in the capital markets may increase costs associated with borrowing and the accounts receivable sales program. Additionally, the Company has a diverse customer base and has not seen any adverse trends in its accounts receivable aging.

BNSF’s fuel and interest rate hedging programs, revolving credit facility and accounts receivable sales program involve relationships with high-quality counterparties with credit ratings of A+ or higher as of September 30, 2008. As a requirement of certain leasing arrangements, BNSF has approximately $325 million in deposits with various high-quality banks that will be used to make future capital lease payments. These banks had a credit rating of A or higher as of September 30, 2008. On an ongoing basis, BNSF monitors its hedging positions and credit ratings of its various counterparties.

Recently, BNSF’s pension plan has suffered losses associated with the general market downturn which may ultimately impact the timing and/or increase the amount of BNSF’s future cash contributions. BNSF’s plan investments are broadly diversified, and despite the recent downturn, BNSF does not anticipate this will have a significant impact on its ability to fund its future obligation.

Notwithstanding the current market volatility, BNSF continues to have access to capital markets and external sources of funds through debt issuance including commercial paper, leasing of assets, and the sale of a portion of its accounts receivable. See further discussion of funding sources throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation, as described in Note 3 to the Consolidated Financial Statements, includes various provisions that, if triggered, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a maximum debt-to-capital test, which is the same as in BNSF’s revolving credit agreements. At September 30, 2008, BNSF Railway was in compliance with these provisions.

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

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance. As of September 30, 2008, BNSF’s counterparties have an investment grade credit rating.

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

From October 1, 2008 through October 23, 2008, the Company entered into additional swaps and costless collar agreements utilizing West Texas Intermediate (WTI) crude oil. The supporting tables below provide fuel hedge data for hedges entered into subsequent to the end of the third quarter period.

	Quarter Ending
2009	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	890	690	455	235	2,270
Equivalent gallons hedged (in millions)	37.38	28.98	19.11	9.87	95.34
Average swap price (per barrel)	$71.81	$73.99	$78.95	$83.46	$75.11

WTI Costless Collars
Barrels hedged (in thousands)	175	125	–	–	300
Equivalent gallons hedged (in millions)	7.35	5.25	–	–	12.60
Average cap price (per barrel)	$98.28	$99.09	$–	$–	$98.62
Average floor price (per barrel)	$90.33	$91.54	$–	$–	$90.84

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	380	380	380	380	1,520
Equivalent gallons hedged (in millions)	15.96	15.96	15.96	15.96	63.84
Average swap price (per barrel)	$83.78	$84.99	$86.14	$86.27	$85.30

WTI Costless Collars
Barrels hedged (in thousands)	200	200	–	100	500
Equivalent gallons hedged (in millions)	8.40	8.40	–	4.20	21.00
Average cap price (per barrel)	78.22	79.80	–	82.95	79.80
Average floor price (per barrel)	72.60	74.10	–	77.00	74.08

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	380	380	380	380	1,520
Equivalent gallons hedged (in millions)	15.96	15.96	15.96	15.96	63.84
Average swap price (per barrel)	$86.80	$87.22	$87.68	$87.86	$87.39

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

In anticipation of a future debt issuance, the Company entered into two additional treasury locks from October 2, 2008 to October 6, 2008, having an aggregate notional amount of $75 million and an average locked-in rate of 4.15 percent, to fix a portion of the rate for a future 30-year unsecured debt issuance. The treasury locks are expected to be unwound during 2009, and any gain or loss on the hedges will be amortized to interest expense over the life of the issued debt. These transactions are accounted for as cash flow hedges.

In anticipation of a future debt issuance, the Company entered into an additional treasury lock on October 6, 2008, having a notional amount of $25 million and a locked-in rate of 3.70 percent, to fix a portion of the rate for a future 10-year unsecured debt issuance. The treasury lock is expected to be unwound during 2009, and any gain or loss on the hedge will be amortized to interest expense over the life of the issued debt. This transaction is accounted for as a cash flow hedge.

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

Employee and Labor Relations

A significant majority of BNSF Railway’s employees are union-represented. Final agreements have been reached in the most recent bargaining round covering 100 percent of BNSF’s unionized workforce. These agreements resolve all wage, work rule and benefit issues through December 31, 2009.

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

•              Plans and goals for future operational improvements and capital commitments; and

•              Current or future volatility in the credit market and future market conditions or economic performance.

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•               Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, continuing volatility in the capital or credit markets and other changes in the securities and capital markets, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF’s supplier base, adverse economic conditions in the industries and geographic areas that produce and consume freight, changes in demand due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal, governmental tariffs or subsidies that could affect the demand for grain, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, level of service failures that could lead customers to use competitors' services, changes in fuel prices and other key materials and disruptions in supply chains for these materials, changes in the securities and capital markets and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment;

•               Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; the availability of adequate insurance to cover the risks associated with operations; and

•               Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, the ability to expand the capacity of the system, congestion on other railroads and capacity constraints affecting all links in the transportation chain that feed traffic and goods to BNSF’s systems, restrictions on development and expansion plans due to environmental concerns, disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

Three months ended September 30,	2008	2007
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$11	$1
Interest rate hedge benefit (loss)	4	(1)
Total hedge benefit	15	–
Tax effect	(6)	–
Hedge benefit, net of tax	$9	$–

Nine months ended September 30,	2008	2007
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$44	$25
Interest rate hedge benefit (loss)	8	(2)
Total hedge benefit	52	23
Tax effect	(20)	(8)
Hedge benefit, net of tax	$32	$15

The Company’s fuel-hedge benefit is due to increases in fuel prices subsequent to the initiation of various hedges. The information presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Notes 2 and 4 to the Consolidated Financial Statements describes significant aspects of BNSF’s financial instrument activities that have a material market risk. Additionally, the Company uses fuel surcharges, which it believes substantially mitigates the risk of fuel price volatility.

Commodity Price Sensitivity

BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of September 30, 2008, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO) or West Texas Intermediate (WTI) crude oil. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, HO and WTI.

At September 30, 2008, BNSF had recorded a net fuel-hedging liability of $27 million for fuel hedges covering 2008 through 2011.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending September 30, 2009, and the balance sheet impact from the hypothetical price changes on all open hedges, both based on the Company’s hedge position at September 30, 2008:

Sensitivity Analysis
Hedged commodity price change	Fuel-hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel-hedge fair value
10 percent increase	$33 million increase	$65 million increase
10 percent decrease	$34 million decrease	$70 million decrease

Based on locomotive fuel consumption during the twelve-month period ending September 30, 2008, of 1,441 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a 10-percent increase or decrease in the commodity price per gallon would result in an approximate $433 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis. Additionally, the Company uses fuel surcharges, which it believes substantially mitigates the risk of fuel price volatility.

At September 30, 2008, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

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

At September 30, 2008, the fair value of BNSF’s debt, excluding capital leases and a net fair value interest rate hedge benefit of $4 million, was $7,544 million. Additionally, the Company had recorded an interest rate hedging asset of $8 million for cash flow hedges.

The following table is an estimate of the impact to earnings and the fair value of the total debt, excluding capital leases, and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending September 30, 2009, based on debt levels and outstanding hedges as of September 30, 2008:

Sensitivity Analysis
Hypothetical change in interest rates	Floating rate debt - Annual pre-tax earnings impact	Change in fair value
		Total debt[a]	Interest rate hedges
1 percent decrease	$9 million increase	$697 million increase	$6 million decrease
1 percent increase	$9 million decrease	$590 million decrease	$100 thousand increase
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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

PART II OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended September 30, 2008 (shares in thousands):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[b]
July 1 – 31	51	$97.69	50	23,351
August 1 – 31	1,260	$99.88	1,254	22,097
September 1 – 30	1,029	$102.43	1,026	21,071
Total	2,340	$100.95	2,330

a
Total number of shares purchased includes approximately 10 thousand shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 8 thousand shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Dated: October 23, 2008

S-1

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

Exhibit Index

Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Burlington Northern Santa Fe Corporation, dated December 21, 1994, as amended.	10-Q	8/13/1998	001-11535	3.1

3.2	By-Laws of Burlington Northern Santa Fe Corporation, as amended and restated, dated July 24, 2008.	10-Q	7/24/08	001-11535	3.2

10.1	Special Retention Cash Award Agreement, dated October 9, 2008, between BNSF Railway Company and Peter J. Rickershauser.* **

12.1	Computation of Ratio of Earnings to Fixed Charges.**

15.1	Independent Registered Public Accounting Firm’s Awareness Letter.**

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**

Certain instruments defining the rights of the holders of long-term debt of the Company and of its subsidiaries, involving a total amount of indebtedness not in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
__________________
* Management contract or compensatory plan

** Filed herewith

E-1