Form 10-K
period 2008-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2009-02-13
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________TO ___________

COMMISSION FILE NUMBER: 1-11535

Exact name of registrant as specified in its charter Burlington Northern Santa Fe Corporation
State of Incorporation Delaware	I.R.S. Employer Identification No. 41-1804964
Address of principal executive offices, including zip code 2650 Lou Menk Drive, Fort Worth, Texas 76131-2830 Registrant’s telephone number, including area code (800) 795-2673
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $34.135 billion on June 30, 2008. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 339,394,803 shares outstanding as of February 3, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the documents from which parts thereof have been incorporated by reference and the Part of the Form 10-K into which such information is incorporated:
Burlington Northern Santa Fe Corporation’s definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this report..................................Part III

i

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

BNSF is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. At December 31, 2008, BNSF and its subsidiaries had approximately 40,000 employees. The rail operations of BNSF Railway, BNSF’s principal operating subsidiary, comprise one of the largest railroad systems in North America.

BNSF’s internet address is www.bnsf.com. Through this internet Web site (under the “Investors” link), BNSF makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). Filings on Forms 3, 4 and 5 are also available on this Web site as is BNSF’s annual proxy statement. BNSF’s annual CEO certification filed pursuant to the New York Stock Exchange’s corporate governance listing standards is filed as an exhibit to this Form 10-K. BNSF makes available on its Web site other previously filed SEC reports, registration statements and exhibits via a link to the SEC’s Web site at www.sec.gov. The following documents are also made available on the Company’s Web site:

•	Code of Conduct for Directors, Officers and Salaried Employees

•	Code of Business Conduct and Ethics for Scheduled Employees

•	Corporate Governance Guidelines; and

•	Charters of the Audit, Compensation and Development and Directors and Corporate Governance Committees

Further discussion of the Company’s business, including equipment and business sectors, is incorporated by reference from Item 2, “Properties.”

Item 1A. Risk Factors

The Company faces intense competition from rail carriers and other transportation providers, and its failure to compete effectively could adversely affect its results of operations, financial condition or liquidity.

The Company operates in a highly competitive business environment. Depending on the specific market, the Company faces intermodal, intramodal, product and geographic competition. This competition from other railroads and motor carriers, as well as barges, ships and pipelines in certain markets, may be reflected in pricing, market share, level of services, reliability and other factors. For example, the Company believes that high service truck lines, due to their ability to deliver non-bulk products on an expedited basis, have had and will continue to have an adverse effect on the Company’s ability to compete for deliveries of non-bulk, time-sensitive freight. While the Company must build or acquire and maintain its rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any material increase in the capacity and quality of these alternative methods or the passage of legislation granting greater latitude to motor carriers with respect to size and weight restrictions could have an adverse effect on the Company’s results of operations, financial condition or liquidity. In addition, a failure to provide the level of service required by the Company’s customers could result in loss of business to competitors. Changes in the ports used by ocean carriers or the use of all-water routes from the Pacific Rim to the East Coast or other changes in the supply chain could also have an adverse affect on the Company’s volumes and revenues.

Downturns in the economy could adversely affect demand for the Company’s services.

Significant, extended negative changes in domestic and global economic conditions that impact the producers and consumers of the commodities transported by the Company may have an adverse effect on the Company’s operating results, financial condition or liquidity. Declines in or muted manufacturing activity, economic growth and international trade all could result in reduced revenues in one or more business units.

Negative changes in general economic conditions could lead to disruptions in the credit markets, increase credit risks and could adversely affect the Company’s financial condition, liquidity or stock price.

Challenging economic conditions may not only affect revenues due to reduced demand for many goods and commodities, but could result in payment delays, increased credit risk and possible bankruptcies of customers. Railroads are capital-intensive and must finance a portion of the building and maintenance of infrastructure as well as locomotives and other rail equipment. Economic slowdowns and related credit market disruptions may adversely affect the Company’s cost structure, its timely access to capital to meet financing needs and costs of its financings. The Company could also face increased counterparty risk for its cash investments and its hedge arrangements. Adverse economic conditions could also affect the Company’s costs for insurance or its ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. Declines in the securities and credit markets could also affect the Company’s pension fund, which in turn could increase funding requirements.

As part of its railroad operations, the Company frequently transports chemicals and other hazardous materials, which could expose it to the risk of significant claims, losses and penalties.

BNSF Railway is required to transport these commodities to the extent of its common carrier obligation. An accidental release of these commodities could result in a significant loss of life and extensive property damage as well as environmental remediation obligations. The associated costs could have an adverse effect on the Company’s operating results, financial condition or liquidity as the Company is not insured above a certain threshold. Further, the rates BNSF Railway receives for transporting these commodities do not adequately compensate it should there be some type of accident. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available to the Company in the future if there is a catastrophic event related to rail transportation of these commodities.

Acts of terrorism or war, as well as the threat of war, may cause significant disruptions in the Company’s business operations.

Terrorist attacks and any government response to those types of attacks and war or risk of war may adversely affect the Company’s results of operations, financial condition or liquidity. The Company’s rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on the Company’s operating results and financial condition by causing unpredictable operating or financial conditions, including disruptions of BNSF Railway or connecting rail lines, loss of critical customers or partners, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically, the coverage available may not adequately compensate it for certain types of incidents and certain coverage may not be available to the Company in the future.

The Company is subject to stringent environmental laws and regulations, which may impose significant costs on its business operations.

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on carbon dioxide emissions could result in significant capital expenditures to comply with these regulations with respect to BNSF Railway’s diesel locomotives, equipment, vehicles and machinery and its yards and intermodal facilities and the cranes and trucks serving those facilities. Emission regulations could also adversely affect fuel efficiency and increase operating costs. Further, local concerns on emissions and other forms of pollution could inhibit the Company’s ability to build facilities in strategic locations to facilitate growth and efficient operations. In addition, many land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company’s subsidiaries. Environmental liabilities have arisen and may continue to arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. The Company’s subsidiaries have been and may continue to be subject to allegations or findings to the effect that they have violated, or are strictly liable under, these laws or regulations. The Company’s operating results, financial condition or liquidity could be adversely affected as a result of any of the foregoing, and it may be required to incur significant expenses to investigate and remediate environmental contamination. The Company records liabilities for environmental cleanup when the amount of its liability is both probable and reasonably estimable.

The Company’s success depends on its ability to continue to comply with the significant federal, state and local governmental regulations to which it is subject.

The Company is subject to a significant amount of governmental regulation with respect to its rates and practices, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. New federal legislation mandates the implementation of positive train control technology by December 31, 2015, on all mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation hazardous materials are transported. This type of technology is new and deploying it across BNSF Railway’s system and other railroads may pose significant operating and implementation risks and will require significant capital expenditures. Also, some government regulations require the Company to obtain and maintain various licenses, permits and other authorizations, and it cannot assure that it will continue to be able to do so.

Changes in government policy could negatively impact demand for the Company’s services, impair its ability to price its services or increase its costs or liability exposure.

Changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws or regulation of carbon dioxide emissions could reduce the demand for coal and revenues from the coal transportation services provided by BNSF Railway. Also, United States and foreign government agriculture tariffs or subsidies could affect the demand for grain. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas, including rates and services, could adversely impact the Company's ability to determine prices for rail services and significantly affect the revenues, costs and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, a reduction in profitability could hinder the Company’s ability to maintain, improve or expand its rail network, facilities and equipment. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues.

The availability of qualified personnel could adversely affect the Company’s operations.

Changes in demographics, training requirements and the availability of qualified personnel, particularly engineers and trainmen, could negatively impact the Company’s ability to meet demand for rail service. Recruiting and retaining qualified personnel, particularly those with expertise in the railroad industry, are vital to operations. Although the Company has adequate personnel for the current business environment, unpredictable increases in demand for rail services may exacerbate the risk of not having sufficient numbers of trained personnel, which could have a negative impact on operational efficiency and otherwise have a material adverse effect on the Company’s operating results, financial condition or liquidity.

Most of the Company’s employees are represented by unions, and failure to successfully negotiate collective bargaining agreements may result in strikes, work stoppages or substantially higher ongoing labor costs.

A significant majority of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with various labor organizations. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over an extended period of time and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of Presidential intervention) are exhausted. While the negotiations have not yet resulted in any extended work stoppages, if BNSF Railway is unable to negotiate acceptable new agreements, it could result in strikes by the affected workers, loss of business and increased operating costs as a result of higher wages or benefits paid to union members, any of which could have an adverse effect on the Company’s operating results, financial condition or liquidity.

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

Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, rising global demand and international political and economic factors. A significant reduction in fuel availability could impact the Company’s ability to provide transportation services at current levels, increase fuel costs and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition or liquidity. If the price of fuel increases substantially, the Company expects to be able to offset a significant portion of these higher fuel costs through its fuel surcharge program. However, to the extent that the Company is unable to maintain and expand its existing fuel surcharge program, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition or liquidity.

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

Personal injury claims constitute a significant expense, and increases in the amount or severity of these claims could adversely affect the Company’s operating results, financial condition and liquidity.

The Company is subject to various personal injury claims by third parties and employees, including claims by employees who worked around asbestos until 1985, when its use at BNSF was substantially eliminated. Personal injury claims by BNSF Railway employees are subject to the Federal Employees’ Liability Act (FELA), rather than state workers’ compensation laws. The Company believes that the FELA system, which includes unscheduled awards and a reliance on the jury system, has contributed to increased expenses in the past. Future events, such as increases in the number of claims that are filed, developments in legislative and judicial standards and the costs of settling claims, could result in an adverse effect on the Company’s operating results, financial condition and liquidity.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America with approximately 32,000 route miles of track, excluding multiple main tracks, yard tracks and sidings, approximately 23,000 miles of which are owned route miles, including easements, in 28 states and two Canadian provinces as of December 31, 2008. Approximately 9,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks.

As of December 31, 2008, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 10,000 route miles operated under trackage rights. At December 31, 2008, approximately 26,000 miles of BNSF Railway’s track consisted of 112-pound per yard or heavier rail, including approximately 20,000 track miles of 131-pound per yard or heavier rail.

Equipment Configuration
BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock and other equipment as of the dates shown below.

At December 31,	2008	2007	2006

Locomotives	6,510	6,400	6,330

Freight cars:
Covered hopper	35,381	36,439	33,488
Gondola	14,062	13,690	13,998
Open hopper	11,046	11,428	11,277
Flat	10,627	10,470	11,382
Box	6,146	7,948	8,937
Refrigerator	3,945	4,196	4,631
Autorack	657	416	641
Tank	447	427	426
Other	244	324	341
Total freight cars	82,555	85,338	85,121

Domestic chassis	11,336	11,714	12,849
Domestic containers	3,246	3,253	3,275
Trailers	1,195	1,200	1,209
Maintenance of way and other	4,401	4,232	3,874
Commuter passenger cars	163	163	165

Average age from date of manufacture–locomotive fleet (years)[a]	15	15	15
Average age from date of manufacture–freight car fleet (years)[a]	14	14	14
a These averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance

Capital Expenditures
The extent of BNSF Railway’s replacement and capacity program is outlined in the following table:

Year ended December 31,	2009 Estimate	2008	2007	2006

Track miles of rail laid[a]	889	972	994	854
Cross ties inserted (thousands)[a]	3,350	3,167	3,126	2,957
Track resurfaced (miles)	14,571	13,005	11,687	12,588
a Includes both replacement capital and expansion projects, which are primarily capitalized.

A breakdown of the Company’s cash capital expenditures for the three years ended December 31, 2008, is incorporated by reference from a table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Liquidity and Capital Resources; Investing Activities.”

BNSF’s planned 2009 capital commitments are incorporated by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Executive Summary; Capital Commitment Outlook for 2009.”

Locomotive Maintenance
As of December 31, 2008, General Electric Company, Alstom Transportation, Inc. and Electro-Motive Diesel, Inc. performed locomotive maintenance and overhauls for BNSF Railway at its facilities under various maintenance agreements that covered approximately 4,550 locomotives.

Property and Facilities
BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars as previously described. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 32 major intermodal hubs located across the system. BNSF Railway’s largest intermodal facilities in terms of 2008 volume were as follows:

Intermodal Facilities	Lifts

Hobart Yard (Los Angeles, California)	1,244,000
Logistics Park (Chicago, Illinois)	809,000
Corwith Yard (Chicago, Illinois)	681,000
Willow Springs (Illinois)	618,000
Alliance (Fort Worth, Texas)	540,000
Cicero (Illinois)	488,000
San Bernardino (California)	488,000
Argentine (Kansas City, Kansas)	332,000
Stockton (California)	300,000
Memphis (Tennessee)	277,000

BNSF Railway owns 22 automotive distribution facilities and serves eight port facilities where automobiles are loaded on or unloaded from multi-level rail cars in the United States and Canada.

BNSF Railway’s largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal, intermodal and coal cars) are shown below:

Classification Yards	Daily Average Cars Processed

Argentine (Kansas City, Kansas)	1,772
Galesburg (Illinois)	1,603
Barstow (California)	1,292
Tulsa (Oklahoma)	1,206
Pasco (Washington)	1,142

As of December 31, 2008, certain BNSF Railway properties and other assets were subject to liens securing $97 million of mortgage debt. Certain locomotives, rolling stock and facilities of BNSF Railway were subject to equipment leases and financing obligations, as referred to in Notes 9 and 10 to the Consolidated Financial Statements.

Productivity
Productivity, as measured by thousand gross ton miles per employee, is shown in the table below. Gross ton miles is defined as the product of the number of loaded and empty miles traveled and the combined weight of the car and contents. Certain prior period amounts have been adjusted to conform to current year presentation.

Year ended December 31,	2008	2007	2006

Thousand gross ton miles divided by average number of employees	27,360	27,058	26,965

A discussion of Employees and Labor Relations is incorporated by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Other Matters; Employee and Labor Relations.”

Business Mix
In serving the Midwest, Pacific Northwest and the Western, Southwestern and Southeastern regions and ports of the country, BNSF transports, through one operating transportation services segment, a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Slightly less than two-thirds of the freight revenues of the Company are covered by contractual agreements of varying durations, while the balance is subject to common carrier, published prices or quotations offered by the Company. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. The following map illustrates the Company’s primary routes, including trackage rights, which allow BNSF to access major cities and ports in the western and southern United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF has also entered into marketing agreements with CSX Transportation, Canadian National Railway Company and Kansas City Southern Railway Company, expanding the marketing reach for each railroad and their customers.

Consumer Products:

The Consumer Products’ freight business provided approximately 34 percent of freight revenues in 2008 and consisted of the following business sectors:

•
International Intermodal — International business consists primarily of container traffic from steamship companies such as Hyundai Merchant Marine Co., Ltd., Yang Ming Group and Orient Overseas Container Line (OOCL). International Intermodal accounted for approximately 45 percent of total Consumer Products revenues.

•	Domestic Intermodal — Domestic Intermodal generated approximately 47 percent of total Consumer Products revenues. The Domestic Intermodal sector is comprised of the following business areas:

•
Truckload/Intermodal Marketing Companies — The Truckload business area is comprised of full truckload carriers such as J.B. Hunt Transportation, Schneider National and Swift Transportation. The Intermodal Marketing Companies business area is comprised of shippers’ agents and consolidators such as the Hub Group.

•
Expedited Truckload/Less-than-Truckload — This business area is comprised of less-than-truckload carriers and parcel carriers such as United Parcel Service and YRC Worldwide. It also includes expedited truckload carriers such as Werner Enterprises, Stevens Transport and U.S. Xpress Enterprises.

•
Automotive — The transportation of both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest provided about 8 percent of total Consumer Products revenues. Asian and European auto companies account for approximately 80 percent of Automotive revenue.

Industrial Products:
The Industrial Products’ freight business provided approximately 23 percent of BNSF’s freight revenues in 2008 and consisted of the following five business areas:

•
Construction Products — The Construction Products sector represented approximately 36 percent of total Industrial Products revenues in 2008. This sector serves virtually all of the commodities included in, or resulting from, the production of steel along with mineral commodities such as clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Industrial taconite, an iron ore derivative produced in northern Minnesota, scrap steel and coal coke are BNSF’s primary input products transported. Finished steel products range from structural beams and steel coils to wire and nails. BNSF links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams and coiled rod for the construction industry. Industrial minerals include mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, are moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in oil and natural gas drilling, the manufacturing of glass and in foundry applications.

•
Building Products — This sector generated approximately 26 percent of total 2008 Industrial Products revenues and includes primary forest product commodities such as lumber, plywood, oriented strand board, particleboard, paper products, pulpmill feedstocks, wood pulp and sawlogs. Also included in this sector are government, machinery and waste traffic. Commodities from this diverse group primarily originate from the Pacific Northwest, Western Canada, upper Midwest and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper and industrial packaging. Shipments of waste, ranging from municipal waste to contaminated soil, are transported to landfills and reclamation centers across the country. The government and machinery business includes aircraft parts, agricultural and construction machinery, military equipment and large industrial machinery.

•
Petroleum Products — Commodities included in the Petroleum Products sector are liquefied petroleum gas (LPG), diesel fuels, asphalt, alcohol, solvents, petroleum coke, lubes, oils, waxes and carbon black. This group made up 17 percent of total Industrial Products revenues for 2008. Product use varies based on commodity and includes the use of LPG for heating purposes, diesel fuel and lubes to run heavy machinery and asphalt for road projects and roofing. Products within this group originate and terminate throughout the BNSF network, with the largest areas of activities being the Texas Gulf, Pacific Northwest, California, Montana and Illinois.

•
Chemicals and Plastic Products — The Chemicals and Plastic Products sector represented approximately 13 percent of total 2008 Industrial Products revenues. This group is composed of industrial chemicals and plastics commodities. These commodities include caustic soda, chlorine, industrial gases, acids, polyethylene, polypropylene and polyvinyl chloride. Industrial chemicals and plastics resins are used by the automotive, housing and packaging industries, as well as for feedstocks, to produce other chemicals and plastic products. These commodities originate primarily in the Gulf Coast region for shipment mainly into domestic markets.

•
Food and Beverages — Food and Beverages represented approximately 8 percent of total 2008 Industrial Products revenues. This group consists of beverages, canned goods and perishable food items. Other consumer goods such as cotton, salt, rubber and tires and miscellaneous boxcar shipments are also included in this business area.

Coal:
In 2008, the transportation of coal contributed about 23 percent of freight revenues. BNSF is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originated from the Powder River Basin of Wyoming and Montana. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central, Southeast, Mountain and Pacific Northwest regions of the United States. BNSF also transports coal from the Powder River Basin to markets in Canada, the eastern United States and Asian markets. Demand for Powder River Basin coal has increased substantially over time due to its relatively low sulfur content, abundant reserves, relatively inexpensive mine production and competitive delivered cost to power plants.

Other BNSF coal shipments originate principally in Colorado, New Mexico and North Dakota. These shipments move to electrical generating stations and industrial plants in the Mountain and North Central regions of the United States and to Mexico.

Agricultural Products:
The transportation of Agricultural Products provided approximately 20 percent of 2008 freight revenues. These products include wheat, corn, bulk foods, soybeans, oil seeds and meals, feeds, barley, oats and rye, flour and mill products, milo, oils, specialty grains, malt, ethanol and fertilizer. The BNSF system is strategically located to serve the grain-producing regions of the Midwest and Great Plains. The Company continues to develop and operate a shuttle network for grain and grain products, which allows more efficient use of equipment and improved cycle times. In addition to serving most grain-producing areas, BNSF serves most major terminal, storage, feeding and food-processing locations. Furthermore, BNSF has access to major export markets in the Pacific Northwest, western Great Lakes, Texas Gulf and Mexico.

Freight Statistics
The following table sets forth certain freight statistics relating to rail operations for the periods indicated. Certain prior period amounts have been adjusted to conform to current year presentation.

Year ended December 31,	2008	2007	2006

Revenue ton miles (millions)[a]	664,384	657,572	647,857
Freight revenue per thousand revenue ton miles	$26.34	$23.34	$22.45
Average length of haul (miles)	1,090	1,079	1,071
a Revenue ton miles is defined as the product of the number of loaded miles traveled and the weight of the contents.

Revenues, cars/units and average revenue per car/unit information for the three years ended December 31, 2008, is incorporated by reference from a table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Results of Operations; Revenue Table.”

Government Regulation and Legislation
The Company is subject to federal, state and local laws and regulations generally applicable to all businesses. Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (OSHA), as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF’s business.

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

Many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject to, and will from time to time continue to be subject to, environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. BNSF Railway may also be subject to claims by third parties for investigation, cleanup, restoration or other environmental costs under environmental statutes or common law with respect to properties they own that have been impacted by BNSF Railway operations. Further discussion is incorporated by reference from Note 10 to the Consolidated Financial Statements.

Railroad Retirement
Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway’s contributions under the Railroad Retirement System have been higher than those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II) and other benefits. For 2008, the Railroad Retirement System required up to a 19.75 percent contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65 percent contribution on similar wage bases.

Competition
The business environment in which BNSF Railway operates is highly competitive. Depending on the specific market, deregulated motor carriers and other railroads, as well as river barges, ships and pipelines in certain markets, may exert pressure on price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time-sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF Railway and other railroads continue to develop and implement operating efficiencies to improve productivity.

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway’s primary rail competitor in the Western region of the United States is the Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway.

Based on weekly reporting by the Association of American Railroads, BNSF’s share of the western United States rail traffic in 2008 was approximately 49 percent.

Item 3. Legal Proceedings

Beginning May 14, 2007, some 30 similar class action complaints were filed in six federal district courts around the country by rail shippers against BNSF Railway and other Class I railroads alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws and seeking injunctive relief and unspecified treble damages. These cases have been consolidated and are currently pending in the federal district court of the District of Columbia for coordinated or consolidated pretrial proceedings. (In re:  Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). Consolidated amended class action complaints were filed against BNSF Railway and three other Class I railroads in April 2008. The Company believes that these claims are without merit and continues to defend against the allegations vigorously. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

Information concerning certain pending tax-related administrative or adjudicative state proceedings or appeals is incorporated by reference from Note 5 to the Consolidated Financial Statements, and information concerning other claims and litigation is incorporated by reference from Note 10 to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted by BNSF to a vote of its securities holders during the fourth quarter of 2008.

Executive Officers of the Registrant
Listed below are the names, ages and positions of all executive officers of BNSF and their business experience during the past five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, retirement, resignation or removal.

Matthew K. Rose, 49
Chairman, President and Chief Executive Officer of BNSF since March 2002.

Thomas N. Hund, 55
Executive Vice President and Chief Financial Officer since January 2001.

Carl R. Ice, 52
Executive Vice President and Chief Operations Officer since January 2001.

John P. Lanigan, Jr., 53
Executive Vice President and Chief Marketing Officer since January 2003.

Linda Longo-Kazanova, 56
Vice President–Human Resources and Medical since May 2007. Prior to that, Senior Vice President, Human Resources and Business Optimization for Bell & Howell Company, later named ProQuest Company, from 2000.

Roger Nober, 44
Executive Vice President Law and Secretary since January 2007. Prior to that, partner of Steptoe & Johnson LLP, Washington, DC (law firm) from March 2006 and Chairman of the United States Surface Transportation Board from November 2002 – January 2006.

Peter J. Rickershauser, 60
Vice President–Network Development since May 1999.

Part II

Item 5. Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

BNSF’s common stock is listed on the New York Stock Exchange under the symbol “BNI.” Information as to the high and low sales prices of such stock for the two years ended December 31, 2008, and the frequency and amount of dividends declared on such stock during such periods, is set forth in Note 16 to the Consolidated Financial Statements. The approximate number of holders of record of the common stock at February 3, 2009, was 31,000.

Common Stock Repurchases
The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended December 31, 2008, (shares in thousands):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs[b]

October 1 – 31	601	$ 80.00	600	20,471
November 1 – 30	2,661	83.17	2,655	17,816
December 1 – 31	8	74.14	−	17,816
Total	3,270	$ 82.57	3,255
a  Total number of shares purchased includes approximately 15 thousand shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 2 thousand shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.
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

Item 6. Selected Financial Data

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for the Company (in millions, except per share data).

December 31,	2008	2007	2006	2005		2004

For the year ended:
Revenues	$18,018	$15,802	$14,985	$12,987		$10,946
Operating income	$3,912	$3,486	$3,521	$2,927	[a]	$1,709	[b]
Net income	$2,115	$1,829	$1,889	$1,534	[a]	$805	[b]
Basic earnings per share	$6.15	$5.19	$5.23	$4.13	[a]	$2.18	[b]
Average basic shares	343.8	352.5	361.0	371.8		370.0
Diluted earnings per share	$6.08	$5.10	$5.11	$4.02	[a]	$2.14	[b]
Average diluted shares	347.8	358.9	369.8	381.8		376.6
Dividends declared per common share	$1.44	$1.14	$0.90	$0.74		$0.64

At year end:
Total assets	$36,403	$33,583	$31,797	$30,436		$29,023
Long-term debt and commercial paper, including current portion	$9,555	$8,146	$7,385	$7,154		$6,516
Stockholders’ equity	$11,131	$11,144	$10,528	$9,638		$9,438
Net debt to total capitalization[c]	44.5%	41.2%	40.0%	42.3%		39.6%

For the year ended:
Total capital expenditures	$2,175	$2,248	$2,014	$1,750		$1,527
Depreciation and amortization	$1,397	$1,293	$1,176	$1,111		$1,035
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
b  2004 operating income, net income and earnings per share include a charge for a change in estimate of unasserted asbestos and environmental liabilities of $465 million pre-tax, $288 million net of tax, or $0.78 per basic share and $0.77 per diluted share.
c  Net debt is calculated as total debt (long-term debt and commercial paper plus long-term debt due within one year) less cash and cash equivalents, and total capitalization is calculated as the sum of net debt and total stockholders’ equity.

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

Additional operational information, including weekly intermodal and carload unit reports as submitted to the Association of American Railroads (AAR) and annual reports submitted to the Surface Transportation Board (STB), are available on the Company’s Web site at www.bnsf.com/investors.

Executive Summary

Fiscal Year 2008 — Financial Overview
•	The Company achieved earnings of $6.08 per share compared with 2007 earnings of $5.10 per share.

•	Freight revenues increased 14 percent to $17.5 billion, which included revenue increases in each of the Company’s four business groups.

•
The 14-percent increase in freight revenue includes 10-percent and 6-percent increases attributable to fuel surcharges and prices, respectively, partially offset by a decrease due to lower unit volumes.

•
Operating expenses of $14.1 billion for 2008 increased 15 percent compared with 2007, primarily driven by a $1.3 billion, or 39 percent, increase in fuel expenses principally as a result of higher fuel prices.

•	Operating income of $3.9 billion for 2008 increased 12 percent or $426 million from 2007.

•
Each year capital expenditures are a significant use of cash for BNSF. In 2008, BNSF decreased its cash capital expenditures to $2.18 billion from $2.25 billion in the prior year. BNSF’s capital commitments, which include both cash spent for capital and locomotive leases, increased approximately $260 million to $2.85 billion in 2008 due to the following: (i) the acquisition of additional new locomotives, which will enable the Company to take advantage of the significant fuel efficiency, other environmental benefits and the Economic Stimulus Act of 2008, and (ii) capital expenditures associated with significant flooding costs in the Midwest.

Capital Commitment Outlook for 2009
•	The Company’s planned capital commitment program for 2009 is approximately $2.7 billion, or about $150 million lower than 2008.

•	BNSF expects to spend $1.9 billion to refresh track, signal systems, structures and freight cars and to upgrade technologies.

•	The Company anticipates acquiring approximately 350 locomotives at a cost of about $675 million.

•	Because of the significant volume declines associated with the economy, the expansion portion of the 2009 capital program is minimal and consists of ongoing work on projects already started.

Results of Operations

Revenue Table
The following table presents BNSF’s revenue information by business group for the years ended December 31, 2008, 2007 and 2006.

Year ended December 31,	Revenues (in millions)			Cars / Units (in thousands)			Average Revenue Per Car / Unit
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Consumer products	$6,064	$5,664	$5,613	4,818	5,149	5,520	$1,259	$1,100	$1,017
Industrial products	4,028	3,684	3,589	1,598	1,664	1,686	2,521	2,214	2,129
Coal	3,970	3,279	2,916	2,516	2,472	2,458	1,578	1,326	1,186
Agricultural products	3,441	2,722	2,427	1,062	1,033	973	3,240	2,635	2,494
Total freight revenues	17,503	15,349	14,545	9,994	10,318	10,637	$1,751	$1,488	$1,367
Other revenues	515	453	440
Total operating revenues	$18,018	$15,802	$14,985

Expense Table
The following table presents BNSF’s expense information for the years ended December 31, 2008, 2007 and 2006 (in millions):

Year ended December 31,	2008	2007	2006

Fuel	$4,640	$3,327	$2,856
Compensation and benefits	3,884	3,773	3,816
Purchased services	2,136	2,023	1,906
Depreciation and amortization	1,397	1,293	1,176
Equipment rents	901	942	930
Materials and other	1,148	958	780
Total operating expenses	$14,106	$12,316	$11,464
Interest expense	$533	$511	$485
Other expense, net	$11	$18	$40
Income tax expense	$1,253	$1,128	$1,107

Year Ended December 31, 2008, Compared with Year Ended December 31, 2007
BNSF recorded net income for 2008 of $2,115 million, or $6.08 per share. In comparison, net income for 2007 was $1,829 million, or $5.10 per share.

Revenues
Freight
Freight revenues of $17,503 million for 2008 were $2,154 million, or 14 percent higher than 2007. Freight revenues reflected a 3-percent decrease in unit volumes. Freight revenues included an increase of approximately $1,460 million in fuel surcharges compared with the same 2007 period. Growth in prices and fuel surcharges drove average revenue per car/unit up 18 percent in 2008 to $1,751 from $1,488 in 2007.

Consumer Products
The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $6,064 million for 2008 were $400 million, or 7 percent greater than 2007. Revenue gains were driven by higher revenue per unit due to increased fuel surcharges and improved yields along with slightly higher domestic traffic, partially offset by lower international and automotive volumes caused by economic softness.

Industrial Products
Industrial Products’ freight business consists of the following five business areas: construction products, building products, petroleum products, chemicals and plastic products and food and beverages.

Industrial Products revenues increased $344 million, or 9 percent, to $4,028 million for 2008. The 14-percent increase in average revenue per car was mainly the result of higher fuel surcharges and improved yields. Units decreased 4 percent primarily due to a decline in building products resulting from weakness in the housing market, partially offset by increased construction product volumes.

Coal
BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $3,970 million for 2008 rose $691 million, or 21 percent, versus a year ago, due to improved yields, contractual economic escalators, increased fuel surcharges and higher unit volumes. Despite the flooding impact in the Powder River Basin and Midwest during May and June, 2008 was a record year for coal as volumes grew 2 percent. This was driven by continued strong demand for Powder River Basin coal, leading to organic growth of existing customers and new eastern U.S. conversions of power plants to burn Powder River Basin coal.

Agricultural Products
The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

Agricultural Products revenues of $3,441 million for 2008 were $719 million, or 26 percent higher than revenues for 2007. This increase was primarily due to improved yields, higher fuel surcharges and strong unit volume growth in ethanol, corn and soybeans.

Other Revenues
Other revenues increased $62 million, or 14 percent, to $515 million for 2008 compared to 2007. This increase was primarily due to an increase of $40 million, or 21 percent, to $230 million in BNSF Logistics revenues and an increase in demurrage charges. The increase in BNSF Logistics revenues was primarily driven by acquisition activities. BNSF Logistics is a wholly-owned, third-party logistics company.

Expenses
Total operating expenses for 2008 were $14,106 million, an increase of $1,790 million, or 15 percent over 2007.

Fuel
Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities. Substantially all fuel expense consists of fuel used in locomotives for transportation services. Fuel expense also includes non-locomotive fuel-related costs such as fuel used in vehicles (maintenance of way and other vehicles/equipment), fuel used in refrigerated cars, intermodal facilities’ fuel and fuel-based products used in servicing locomotives.

Fuel expenses of $4,640 million for 2008 were $1,313 million, or 39 percent higher than 2007. The increase in fuel expense was primarily due to an increase in the average all-in cost per gallon of locomotive diesel fuel, partially offset by a decline in consumption related to improved fuel efficiency and lower volumes. The average all-in cost per gallon of locomotive diesel fuel increased by 94 cents to $3.16, or $1,330 million, which is comprised of an increase in the average purchase price of 91 cents, or $1,294 million, and a decrease in the hedge benefit of 3 cents, or $36 million (2008 loss of $5 million less 2007 benefit of $31 million). Locomotive fuel consumption in 2008 decreased 27 million gallons to 1,415 million gallons when compared with consumption in 2007, resulting in a $60 million decrease in fuel expense. The remainder of the increase was primarily due to higher non-locomotive fuel prices.

Compensation and Benefits
Compensation and benefits includes expenses for BNSF employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $3,884 million, were $111 million, or 3 percent higher than 2007. Wage inflation and increased incentive compensation costs, which cover all non-union and about one quarter of union employees, were partially offset by improved productivity and lower pension costs. The average number of employees decreased 1 percent compared with 2007.

Purchased Services
Purchased services expense includes the following: ramping (lifting of containers onto and off of rail cars); drayage (highway movements to and from railway facilities); maintenance of locomotives, freight cars and equipment; transportation costs over other railroads; technology services outsourcing; professional services; and other contract services provided to BNSF. Purchased services expense also includes purchased transportation costs for BNSF Logistics. The expenses are driven by the rates established in the related contracts and the volume of services required.

Purchased services expenses of $2,136 million for 2008 were $113 million, or 6 percent higher than 2007. Approximately 30 percent of the increase was due to purchased transportation costs for BNSF Logistics, which increased about $30 million to $185 million for 2008. An increase of approximately $30 million in freight car and locomotive contract maintenance expense as well as an increase of approximately $15 million in haulage payments for transportation over other railroads also contributed to the increase.

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

Depreciation and amortization expenses of $1,397 million for 2008 were $104 million, or 8 percent higher than 2007. This increase was due to capital expenditures and updated depreciation studies (see discussion under the heading “Critical Accounting Estimates; Depreciation”).

Equipment Rents
Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses for 2008 of $901 million were $41 million, or 4 percent lower than 2007, due to lower volumes and improved car velocity.

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

Materials and other expenses of $1,148 million for 2008, which consisted of approximately $340 million of materials expense with the remainder consisting of numerous other items, were $190 million, or 20 percent higher than 2007. The increase was primarily due to (i) $125 million in higher environmental costs; (ii) a reduction in gains on land sales of about $20 million; (iii) higher derailment costs of about $20 million; and (iv) about $20 million higher property and other miscellaneous taxes.

Interest Expense
Interest expense of $533 million for 2008 was $22 million, or 4 percent higher than 2007. This increase was primarily the result of a higher average debt balance, partially offset by the interest associated with a favorable tax settlement.

Income Taxes
The effective rate in 2008 was 37.2 percent compared with 38.2 percent for the prior year. The decrease in the effective tax rate primarily reflects a favorable tax settlement.

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
Consumer Products
Consumer Products revenues of $5,664 million for 2007 were $51 million, or 1 percent higher than 2006. Higher revenue per unit due to improved yields and fuel surcharges was partially offset by lower volumes related to economic softness as well as reduced trans-pacific service of a large international customer.

Industrial Products
Industrial Products revenues increased $95 million, or 3 percent, to $3,684 million for 2007, while unit volumes declined 1 percent. The 4-percent increase in average revenue per car was mainly the result of price increases. Units decreased 1 percent primarily due to a decline in building products as a result of weakness in the housing market, partially offset by increased petroleum products and chemicals and plastics volumes.

Coal
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

Fuel
Fuel expenses of $3,327 million for 2007 were $471 million, or 16 percent higher than 2006. The increase in fuel expense was primarily due to an increase in the average all-in cost per gallon of locomotive diesel fuel, partially offset by a decline in consumption related to improved fuel efficiency. The average all-in cost per gallon of locomotive diesel fuel increased by 37 cents to $2.22, or $538 million, which is comprised of an increase in the average purchase price of 16 cents, or $228 million, and a decrease in the hedge benefit of 21 cents, or $310 million (2007 benefit of $31 million less 2006 benefit of $341 million). Locomotive fuel consumption in 2007 decreased 36 million gallons to 1,442 million gallons when compared with consumption in the same 2006 period, resulting in a $75 million decrease in fuel expense. The remainder of the increase was primarily due to higher non-locomotive fuel prices.

Compensation and Benefits
Compensation and benefits expenses of $3,773 million were $43 million, or 1 percent lower than 2006, on flat employee headcount. Wages and benefit increases were offset by lower incentive compensation costs and other cost controls.

Purchased Services
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

Equipment Rents
Equipment rents expenses for 2007 of $942 million were $12 million, or 1 percent higher than 2006, on a 3-percent decline in unit volumes. The variance represents an increase in locomotive lease expense, partially offset by a decrease in freight car equipment expense due to the impact of the Company’s privatization efforts, lower volumes and velocity improvements for freight car equipment.

Materials and Other
Materials and other expenses of $958 million for 2007, which consisted of approximately $320 million of materials expense with the remainder consisting of numerous other items, were $178 million, or 23 percent higher than 2006. The increase was primarily due to increases of approximately (i) $65 million and $16 million first quarter environmental and technology charge, respectively; (ii) $40 million in environmental remediation developments; (iii) $18 million due largely to rising costs for materials for locomotives, freight cars and track structure; and (iv) about $20 million in crew transportation costs principally due to increased fuel and insurance-related costs as well as increased usage due to adverse weather. In addition, a $22 million gain from a line sale to the State of New Mexico was recorded in 2006 (see discussion under the heading “Other Matters; New Mexico Department of Transportation”).

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

Operating Activities

2008
Net cash provided by operating activities was $3,977 million during 2008 compared with $3,492 million during 2007. The increase was primarily the result of an increase in earnings before depreciation and amortization expense.

2007
Net cash provided by operating activities was $3,492 million during 2007 compared with $3,189 million during 2006. The increase was primarily the result of an increase in earnings before depreciation and amortization expense, higher environmental accruals in 2007 and higher contributions to the pension plan in 2006.

Investing Activities

2008
Net cash used for investing activities was $3,073 million during 2008 compared with $2,415 million during 2007. The increase in cash used for investing activities primarily reflects an increase in equipment acquired in 2008 that was not sold and leased back in the same year as it was acquired, as was the case in the prior year. This was partially offset by a decrease in cash capital expenditures. Investing activities for the year included $2,175 million of capital expenditures, which were $73 million lower than 2007.

2007
Net cash used for investing activities was $2,415 million during 2007 compared with $2,167 million during 2006. Investing activities for the year included $2,248 million of capital expenditures, which were $234 million higher than 2006 primarily due to an increase in replacement capital expenditures related to track structure and terminal and line expansions.

A breakdown of cash capital expenditures during 2008, 2007 and 2006 is set forth in the following table (in millions):

Year ended December 31,	2008	2007	2006

Engineering:
Rail	$429	$376	$304
Ties	358	316	311
Surfacing	230	235	214
Other[a]	544	432	397
Total engineering	1,561	1,359	1,226
Mechanical	168	141	152
Other	133	105	121
Total replacement capital	1,862	1,605	1,499
Information services	83	75	65
New locomotive and freight car acquisitions	8	−	−
Terminal and line expansion	222	568	450
Total	$2,175	$2,248	$2,014
a	Other primarily includes signals, bridges, structures and other right of way improvements.

The table above does not include expenditures for equipment financed through operating or capital leases (principally related to rolling stock).

Financing Activities

2008
Net cash used for financing activities during 2008 was $601 million, primarily related to common stock repurchases of $1,147 million, including $60 million to satisfy tax withholding obligations for stock option exercises, and dividend payments of $471 million, which were partially offset by net debt borrowings of $772 million, excess tax benefits from equity compensation plans of $96 million, proceeds from stock options exercised of $91 million and proceeds from a facility financing obligation of $68 million.

Aggregate debt to mature in 2009, excluding commercial paper, is $456 million. BNSF’s ratio of net debt to total capitalization was 44.5 percent at December 31, 2008, compared with 41.2 percent at December 31, 2007. The Company’s adjusted net debt to total capitalization was 54.7 percent at December 31, 2008, compared with 53.4 percent at December 31, 2007. BNSF’s adjusted net debt to total capitalization is a non-GAAP measure and should be considered in addition to, but not as a substitute or preferable to, the information prepared in accordance with GAAP. However, management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.

The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

December 31,	2008	2007

Net debt to total capitalization[a]	44.5%	41.2%
Adjustment for long-term operating leases and other debt equivalents[b]	9.7	12.6
Adjustment for unfunded pension and retiree health and welfare liability	1.5	0.7
Adjustment for junior subordinated notes[c]	(1.0)	(1.1)
Adjusted net debt to total capitalization	54.7%	53.4%
a  Net debt to total capitalization is calculated as total debt (long-term debt and commercial paper plus long-term debt due within one year) less cash and cash equivalents divided by the sum of net debt and total stockholders’ equity.
b  Primarily represents an adjustment for the net present value of future operating lease commitments.
c  Junior subordinated notes are included in total debt on the respective Consolidated Balance Sheets; however, as they include certain equity characteristics, they have been assigned 50 percent equity credit for purposes of this calculation.

In November 2008, BNSF issued $500 million of 7.00 percent notes due February 1, 2014. The net proceeds from the sale of the notes are being used for general corporate purposes which may include, but are not limited to, working capital, capital expenditures, repurchase of common stock pursuant to the share repurchase program and repayment of short-term borrowings.

In March 2008, BNSF issued $650 million of 5.75 percent notes due March 15, 2018. The net proceeds from the sale of the notes are being used for general corporate purposes including, but not limited to, working capital, capital expenditures, funding debt which matured in 2008, repurchase of common stock pursuant to the share repurchase program and repayment of short-term borrowings.

At December 31, 2008, $500 million remained authorized to be issued by the Board of Directors through the Securities and Exchange Commission (SEC) debt shelf registration process.  In February 2009, the Board of Directors authorized an additional $1.0 billion of debt securities that may be issued through the SEC debt shelf registration process, for a total of $1.5 billion authorized to be issued.

In 2008, BNSF entered into a capital lease for approximately $158 million to finance locomotives and freight cars. The term of the lease is 20 years. Additionally, BNSF entered into capital leases totaling $100 million to finance maintenance of way and other vehicles/equipment with lease terms of three to seven years.

In 2005, the Company commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF will lease the facility from the third party for 20 years. Construction is expected to be completed by mid-2009 with an approximate cost of $160 million. As of December 31, 2008, BNSF has sold $109 million of completed improvements. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

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

In 2007, BNSF entered into several capital leases totaling approximately $325 million to finance locomotives and freight cars. The terms of the leases are between 15 and 20 years. Additionally, BNSF entered into capital leases totaling $119 million to finance maintenance of way and other vehicles/equipment with lease terms of three to seven years.

2006
Net cash used for financing activities during 2006 was $722 million, primarily related to common stock repurchases of $730 million and dividend payments of $310 million, which were partially offset by net debt borrowings of $116 million, proceeds from stock options exercised of $116 million and excess tax benefits from equity compensation plans of $95 million. Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, the excess tax benefits from equity compensation plans were classified in financing activities. However, as the Company adopted SFAS No. 123R prospectively, financial statements prior to January 1, 2006, include excess tax benefits as an operating activity.

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

In 2006, BNSF entered into several capital leases totaling $108 million to finance maintenance of way and other vehicles/equipment with lease terms of three to seven years.

Dividends
Common stock dividends declared were $1.44, $1.14 and $0.90 per share annually for 2008, 2007 and 2006, respectively. Dividends paid on common stock were $471 million, $380 million and $310 million during 2008, 2007 and 2006, respectively. On October 23, 2008, the Board declared a quarterly dividend of $0.40 per share on outstanding shares of common stock, payable January 2, 2009, to shareholders of record on December 12, 2008. On February 13, 2009, the Board declared a quarterly dividend of $0.40 per share on outstanding shares of common stock, payable April 1, 2009, to shareholders of record on March 11, 2009.

Share Repurchase Program
During 2008, 2007 and 2006, the Company repurchased approximately 12 million, 15 million and 18 million shares, respectively, of its common stock at average prices of $92.96 per share, $83.96 per share and $73.43 per share, respectively. Further information on this repurchase program is incorporated by reference from Note 15 to the Consolidated Financial Statements.

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

During 2008, BNSF agreed to acquire an additional 220 locomotives, bringing its total commitment to 1,245 new locomotives to be acquired by 2013. As of December 31, 2008, BNSF had taken delivery of 377 of the 1,245 locomotives, all of which were delivered in 2008.

Under an agreement entered into in 2006, as amended, BNSF has remaining railcar purchase obligations for 253 double-stack cars, 381 covered hopper cars, and 152 autorack cars through 2010.

The locomotives and freight cars under these agreements have been or are expected to be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases and debt issuances. The decision on the method used for a particular acquisition financing will depend on market conditions and other factors at that time.

The Company’s ratio of earnings to fixed charges was 5.04 and 4.62 times for the years ended December 31, 2008 and 2007, respectively. Additionally, the Company’s ratio of net cash provided by operating activities divided by total average debt was 46 percent and 44 percent for the years ended December 31, 2008 and 2007, respectively. The increase in the ratio of net cash provided by operating activities divided by total average debt was primarily due to increased earnings.

The following table summarizes the Company’s obligations under long-term debt and other contractual commitments at December 31, 2008 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt[a]	$8,312	$256	$812	$763	$6,481
Capital lease obligations	1,281	200	427	181	473
Interest payments[b]	8,590	544	1,075	953	6,018
Operating lease obligations[c]	6,980	620	1,247	1,062	4,051
Purchase obligations[d]	12,147	3,141	2,648	1,800	4,558
Other long-term liabilities reflected on the balance sheet under GAAP[e]	989	130	314	416	129
Total contractual obligations	$38,299	$4,891	$6,523	$5,175	$21,710
a  Excludes capital lease obligations.  BNSF has included maturities of $100 million of commercial paper in the 3-5 years column above. Also includes a net fair value interest rate hedge benefit of $73 million. See Note 9 to the Consolidated Financial Statements.
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
c  Gross payments due, which includes an interest component.
d  Includes short-line minimum usage commitments, asset maintenance and other purchase commitments.
e  Consists of employee separation payments as discussed in Note 11 to the Consolidated Financial Statements, actuarially estimated required payments from BNSF expected to be made over the next five years for the pension plans and the retiree health and welfare plan and estimated future cash flows for income tax liabilities and interest accrued related to unrecognized tax benefits as discussed in Note 5 to the Consolidated Financial Statements.

In the normal course of business, the Company enters into long-term contracts for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Credit Agreement
Commercial paper and the revolving credit agreement are discussed in Note 9 to the Consolidated Financial Statements. The $1.2 billion revolving credit agreement includes covenants and events of default typical for this type of facility, including a maximum debt-to-capital test and a $75 million cross-default provision. At December 31, 2008, there were no bank borrowings against the revolving credit agreements, and the Company was in compliance with its debt covenants. BNSF’s maximum debt-to-capital test provides approximately $6 billion of debt capacity above BNSF’s outstanding debt as of December 31, 2008, before an event of default would occur under these covenants. With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreement. A voluntary bankruptcy or insolvency would be considered an immediate termination event.

Market Conditions
In spite of the current volatility, the Company believes it will have access to the capital markets and external sources of funds through debt issuance, including secured and unsecured markets, commercial paper, leasing of assets and the sale of a portion of its accounts receivable, as required to maintain liquidity. Additionally, while the Company has seen a reduction in volumes in its economically sensitive business sectors such as housing and consumer, it has a diverse customer base.  The Company has not seen a material increase in aging or defaults but is monitoring several significant customers due to adverse credit-ratings. See further discussion of funding sources throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BNSF’s fuel and interest rate hedging programs, revolving credit facility and accounts receivable sales program involve relationships with high-quality counterparties with credit ratings of A or higher as of December 31, 2008. As a requirement of certain leasing arrangements, BNSF has approximately $359 million in deposits with various high-quality banks that will be used to make future capital lease payments. These banks had a credit rating of A or higher as of December 31, 2008. On an ongoing basis, BNSF monitors the credit ratings of its various counterparties.

Recently, BNSF’s pension plan has suffered losses associated with the general market downturn which may ultimately impact the timing and/or increase the amount of BNSF’s future cash contributions. BNSF’s plan investments are broadly diversified, and despite the recent downturn, BNSF does not anticipate this will have a significant impact on its ability to fund its future pension plan obligations.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable
The accounts receivable sales program of Santa Fe Receivables Corporation, as described in Note 6 to the Consolidated Financial Statements, includes thresholds for dilution, delinquency and write-off ratios that, if exceeded, allow the investors participating in this program, at their option, to cancel the program. These provisions include a maximum debt-to-capital test, which is the same as in the BNSF revolving credit agreements described above. BNSF’s maximum debt-to-capital test provides approximately $6 billion of debt capacity above BNSF’s outstanding debt as of December 31, 2008. At December 31, 2008, the Company’s capacity to sell undivided interests to investors under the accounts receivable sales program was $700 million, which was comprised of two $175 million, 364-day accounts receivable sales facilities and two $175 million, 3-year accounts receivable sales facilities. BNSF Railway extended the maturity date of one 364-day facility to November 2009 and extended the maturity date of the other 364-day facility to March 2009, at which time the Company expects to extend it to November 2009. The two 3-year facilities were entered into in November 2007 and will mature in November 2010. Outstanding undivided interests held by investors under the accounts receivable sales program were $50 million and $300 million at December 31, 2008 and December 31, 2007, respectively. Management expects to be able to either extend the commitment of the current investors under the 364-day facilities past November 2009 or to find additional investors in the accounts receivable sales program who will commit to purchase undivided interests after November 2009.

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

Guarantees
The Company acts as guarantor for certain debt and lease obligations. During the past several years, the Company has primarily utilized guarantees to allow third-party entities to obtain favorable terms to finance the construction of assets that will benefit the Company. Additionally, in the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. The Company does not expect performance under these guarantees or indemnities to have a material adverse effect on the Company’s liquidity in the foreseeable future (see Note 9 to the Consolidated Financial Statements for additional information).

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

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance. As of December 31, 2008, BNSF’s counterparties have credit ratings of A or higher.

Fuel
BNSF measures the fair value of fuel hedges from data provided by various external counterparties. The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps and costless collars. This methodology is a market approach, which under SFAS No. 157, Fair Value Measurements, utilizes Level 2 inputs as it uses market data for similar instruments in active markets. Certain of the Company’s fuel-hedge instruments are covered by an agreement which includes a provision such that the Company either receives or posts collateral if the position of the instruments exceeds a certain net asset or net liability threshold, respectively.  Further information on BNSF’s fuel hedging program is incorporated by reference from Note 3 to the Consolidated Financial Statements.

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

BNSF’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. This methodology is a market approach, which under SFAS No. 157 utilizes Level 2 inputs as it uses market data for similar instruments in active markets. Further information on BNSF’s interest hedging program is incorporated by reference from Note 3 to the Consolidated Financial Statements.

Employee and Labor Relations
A significant majority of BNSF Railway’s employees are union-represented. Final agreements have been reached in the most recent bargaining round covering 100 percent of BNSF’s unionized workforce. These agreements resolve all wage, work rule and benefit issues through December 31, 2009, and will remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of U.S. Presidential intervention) are exhausted.

Seattle Sound Transit
In December 2003, BNSF Railway Company entered into several agreements with Central Puget Sound Regional Transit Authority (Sound Transit), a government authority established by King, Pierce and Snohomish counties within the State of Washington. BNSF has agreed to sell to Sound Transit, under the threat of condemnation, four easements enabling Sound Transit to offer commuter rail service over existing BNSF track from Seattle to Everett.

Sound Transit agreed to pay BNSF approximately $260 million for four commuter easements to operate trains on the segment between Seattle and Everett and entered into agreements both for service on the commuter easements and joint use of track for commuter and freight purposes. The sale proceeds were received between 2003 and 2007 and will be recognized in income over the average life of the associated track structure (approximately 37 years).

New Mexico Department of Transportation
In the fourth quarter of 2005, BNSF Railway Company entered into agreements with the New Mexico Department of Transportation to sell the Company’s rail line and certain adjacent property between Belen, New Mexico and Trinidad, Colorado for $75 million, through a series of sales agreements, while retaining freight easement rights on the line. The Company recognized an impairment charge in 2005 related to this agreement of $71 million. To date, the Company has closed on two of the four line segments and recognized gains of $22 million. The third and fourth line segments are expected to close in 2009 and any related gain will be immaterial.  The impairment charge and the gains were recorded as a component of materials and other expense.

American Jobs Creation Act of 2004
In October 2004, the American Jobs Creation Act of 2004 was signed into law. Part of the legislation includes the repeal of a 4.3–cent tax per gallon of diesel fuel. The tax was gradually phased out in 2005 and 2006 and was completely phased out January 1, 2007. Based on actual fuel consumption, the repeal of the tax resulted in $32 million and $8 million in incremental savings for the years ended December 31, 2007 and 2006, respectively, with no impact to the year ended December 31, 2008.

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

Legal
The most significant estimates using management’s judgment for legal claims are made with respect to personal injury claims and environmental matters. These matters are discussed in more detail below.

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

BNSF assesses its unasserted liability exposure on an annual basis during the third quarter. BNSF determines its asbestos liability by estimating its exposed population, the number of claims likely to be filed, the number of claims that will likely require payment and the estimated cost per claim. Estimated filing and dismissal rates and average cost per claim are determined utilizing recent claim data and trends.

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

The most sensitive assumptions for this accrual are the estimated future filing rates and estimated average claim values. Asbestos claim filings are typically sporadic and may include large batches of claims solicited by law firms. To reflect these factors, BNSF used a multi-year calibration period (i.e., the average historical filing rate for the period 2004-2006) because it believed it would be most representative of its future claim experience. In addition, for non-malignant claims, the number of future claims to be filed against BNSF declines at a rate consistent with both mortality and age as there is a decreasing propensity to file a claim as the population ages. BNSF believes the average claim values by type of disease from the historical period 2005-2007 are most representative of future claim values. Non-malignant claims, which represent approximately 90 percent of the total number and 75 percent of the cost of estimated future asbestos claims, were priced by age of the projected claimants. Historically, the ultimate settlement value of these types of claims is most sensitive to the age of the claimant. A 10-percent increase or decrease in either the forecasted number of unasserted claims or the average claim values would result in an approximate $20 million increase or decrease in the liability recorded for unasserted asbestos claims.

Further discussion on asbestos is incorporated by reference from Note 10 to the Consolidated Financial Statements.

Other Personal Injury
BNSF estimates its other personal injury liability claims and expense quarterly based on the covered population, activity levels and trends in frequency and the costs of covered injuries. Estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that allegedly result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because the Company cannot estimate the range of reasonably possible loss due to other non-work related contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. BNSF has not experienced any significant adverse trends related to these types of claims in recent years.

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

BNSF estimates the ultimate cost of cleanup efforts at its known environmental sites on an annual basis during the third quarter. Ultimate cost estimates for environmental sites are based on historical payment patterns, current estimated percentage to closure ratios and benchmark patterns developed from data accumulated from industry and public sources, including the Environmental Protection Agency and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress. The most significant assumptions are as follows: (i) historical payment patterns of site development and (ii) variance from benchmark costs. A 10 percent change in any of these individual assumptions could result in an approximate increase or decrease of $20 million in BNSF’s estimated environmental liability.

Further discussion on environmental is incorporated by reference from Note 10 to the Consolidated Financial Statements.

Other Claims and Litigation
In addition to asbestos, other personal injury and environmental matters discussed above, BNSF and its subsidiaries are also parties to a number of other legal actions and claims, governmental proceedings and private civil lawsuits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements and claims relating to service under contract provisions or otherwise). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. Although the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Income Taxes
BNSF is subject to various federal, state and local income taxes in the taxing jurisdictions where the Company operates. BNSF accounts for income taxes by providing for taxes payable or refundable in the current year and for deferred tax assets and liabilities for future tax consequences of events that have been recognized in financial statements or tax returns.

BNSF recorded total income tax expense, including federal, state and other income taxes, of $1,253 million, $1,128 million and $1,107 million for the years ended December 31, 2008, 2007 and 2006, respectively. BNSF’s Consolidated Balance Sheets reflect $442 million and $290 million of net current deferred tax assets at December 31, 2008 and 2007, respectively. Also included in BNSF’s Consolidated Balance Sheets are $8,590 million and $8,484 million of net non-current deferred tax liabilities at December 31, 2008 and 2007, respectively. Classification of deferred tax assets and liabilities as current or non-current is determined by the financial statement classification of the asset or liability to which the temporary difference is related. If a temporary difference is not related to an asset or liability for financial reporting, it is classified according to the expected reversal date of the temporary difference.

Valuation allowances are established to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. BNSF has not recorded a valuation allowance, as it believes that the deferred tax assets will be fully realized in the future.

All federal income tax returns of BNSF are closed through 1999. Internal Revenue Service (IRS) examination of the years 2000 through 2005 for BNSF is completed, and the un-agreed issues are pending before IRS Appeals. It is anticipated that a settlement with the IRS for the years 2000 through 2005 may be reached within the next twelve months. BNSF is currently under examination for years 2006 and 2007.

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

A significant portion of the audit issues relate to state income tax issues with various taxing authorities and with the IRS related to whether certain asset valuations of donated property are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2008.

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

The Company has not significantly changed its methodology for calculating income tax expense for the years presented, and there are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or assumptions described above. Further information on federal and state income taxes and uncertain tax positions is incorporated by reference from Notes 2 and 5 to the Consolidated Financial Statements.

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

The amounts recorded in the Consolidated Statements of Income for the pension and the retiree health and welfare plans were as follows (in millions):

Year ended December 31,	2009 Estimate	2008	2007	2006

Net pension cost	$47	$31	$52	$68
Net retiree health and welfare cost	$12	$17	$17	$14

The increase in the 2009 net pension cost as compared to 2008 primarily reflects market losses on plan assets in 2008 and a 25 basis point decrease in the discount rate.

At December 31, 2008, BNSF had net losses, excluding prior service costs, of $834 million and $26 million related to the pension and retiree health and welfare benefits plans, respectively, which had been recognized as a component of AOCL under SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132R, as described in Note 13 to the Consolidated Financial Statements. These losses were comprised of gains and losses from changes in discount rates, actuarial assumptions and census data as well as market gains and losses and will be recognized as a component of net pension and retiree health and welfare costs over the next 17 and 14 years, respectively. The expected amortization of deferred losses is as follows:

	Deferred Losses to be Recognized (in millions)
Fiscal year	Pension	Retiree Health and Welfare Benefits

2009	$25	$1
2010	32	1
2011	40	1
2012	46	1
2013	52	1
Thereafter	597	10

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

From time to time, the Company will change pension and retiree health and welfare assumptions in response to current conditions and expected future experience. Significant assumptions for the past three years are as follows:

Assumptions Used to Determine Net Cost for Fiscal Years Ended December 31,	Pension Benefits			Retiree Health and Welfare Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.00%	5.50%	5.25%	6.00%	5.50%	5.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	–%	–%	–%
Assumed health care cost trend rate	–%	–%	–%	10.50%	10.00%	10.50%
Rate to which health care cost trend rate is expected to decline and remain	–%	–%	–%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	–	–	–	2016	2012	2012
Rate of compensation increase	3.80%	3.90%	3.90%	3.80%	3.90%	3.90%

Assumptions Used to Determine Benefit Obligations	Pension Benefits		Retiree Health and Welfare Benefits
	December 31, 2008[a]	September 30, 2007	December 31, 2008[a]	September 30, 2007

Discount rate	5.75%	6.00%	5.75%	6.00%
Assumed health care cost trend rate	–%	–%	9.75%	10.50%
Rate to which health care cost trend rate is expected to decline and remain	–%	–%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	–	–	2016	2016
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%
a  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132R, which prospectively eliminated the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008. See Note 13 to the Consolidated Financial Statements.

The expected return on plan assets reflects the expected long-term rates of return on those assets. The rate of compensation increase is determined based on historical experience. The health care cost trend rates reflect the expected future increases in health care costs.

At December 31, 2008, BNSF determined the discount rate by averaging the Mercer Yield Curve and the Moody’s Aa Corporate bond yield, with both measures adjusted to reflect the future estimated cash flows of the Company’s pension and retiree health and welfare plans. For all prior periods presented, BNSF determined the discount rate by adjusting the Moody’s Aa Corporate bond yield to reflect the difference between the duration of the future estimated cash flows of the Company’s pension and retiree health and welfare plans and the duration of the Moody’s Aa index. BNSF believes the Mercer Yield Curve is, in general, a better model to determine discount rates as it utilizes a much larger and more diverse population of highly rated bonds than the Moody’s Aa Corporate bond yield. However, given the volatility experienced in late 2008, the Company was concerned that some of the bonds included in the Mercer Yield Curve, such as financial institutions, may have higher yields because their market risk has not yet fully been reflected in their credit rating. Therefore, BNSF decided it most appropriate to average the Mercer Yield Curve with the Moody’s Aa Corporate bond yield, which has no financial institutions in its population.

The discount rate used for the 2009 calculation of net benefit cost decreased to 5.75 percent to reflect market conditions at the December 31, 2008, measurement date. The expected rate of return on plan assets remained consistent from 2008 to 2009, and the Company does not expect any near-term significant changes to the current investment allocation of assets. However, unforeseen changes in the investment markets or other external factors could prompt changes in these estimates in future years.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and rate of return on plan assets:

Sensitivity Analysis
Change in Net Benefit Cost
Hypothetical Discount Rate Change	Pension	Retiree Health and Welfare
50 basis point decrease	$5 million increase	$200 thousand decrease
50 basis point increase	$5 million decrease	$200 thousand increase

Hypothetical Rate of Return on Plan Assets Change	Pension
50 basis point decrease	$7 million increase
50 basis point increase	$7 million decrease

Based on its current assumptions and funding methodology, the Company is not required to make contributions to the BNSF Retirement Plan in 2009. However, the Company may elect to make voluntary contributions in 2009. The amount of any contribution will be influenced by many factors, including, but not limited to, market return on plan assets, funding assumptions, legislative funding relief, etc. The Company currently determines required funding by amortizing asset gains and losses over a period of two years. If the Company was required to fully fund the unfunded portion of its accumulated benefit obligation, which was $724 million at December 31, 2008, for these pension plans and $269 million for the retiree health and welfare plan, the Company’s management believes that it would have sufficient liquidity, and it could fund the balance without a significant impact to the Company’s financial position. Additionally, the Company expects to make benefit payments in 2009 of approximately $8 million and $24 million from its non-qualified defined benefit and retiree health and welfare plans, respectively.

In August of 2006, the President signed the Pension Protection Act of 2006 (PPA) into law. While the Act will have some effect on specific plan provisions in the Company’s retirement program, its primary effect will be to change the minimum funding requirements. The Company expects that the Act will accelerate the required funding of future contributions for the Company’s pension plans beginning with the 2010 fiscal year. Additionally, in December of 2008, the President signed the Worker, Retiree, and Employer Act of 2008 (WRE) into law. This Act, among other things, will delay some of the funding that would have otherwise been required over the next few years. Anticipated payments, including the impact of PPA and WRE, over the next five years are included in the Contractual Obligations table under the heading “Long-Term Debt and Other Obligations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company does not anticipate that this legislation will significantly impact its results of operations, financial condition or liquidity.

Further information on employee benefits is incorporated by reference from Note 13 to the Consolidated Financial Statements.

Depreciation
Due to the capital-intensive nature of the railroad industry, depreciation expense is a significant component of the Company’s operating expense. The Company recorded depreciation and amortization expenses of $1,397 million, $1,293 million and $1,176 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the Company had property and equipment, net balances of $30,847 million and $29,567 million, which included $9,912 million and $9,177 million, respectively, of accumulated depreciation.

The Company uses the group method of depreciation under which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. The Company conducts studies of depreciation rates and the required accumulated depreciation balance as required by the Surface Transportation Board (STB), which is generally every three years for equipment property and every six years for track structure and other roadway property. Changes in the estimated service lives of the assets and their related depreciation rates are implemented prospectively, and the difference between the calculated accumulated depreciation and the amount recorded is amortized over the average remaining service lives of the assets.

A study completed and implemented in April 2008 resulted in the Company adopting new depreciation rates for other roadway property, which includes items such as bridges, office buildings and facilities, telecommunication and information technology systems and machinery, that resulted in a net increase in 2008 depreciation expense of approximately $13 million and approximately $17 million on an ongoing annual basis. A study conducted in 2007 resulted in the Company adopting new depreciation rates for locomotives that resulted in a net increase in 2007 depreciation expense of $17 million and approximately $22 million on an ongoing annual basis, as calculated using the asset base at the time of the rate change. In 2006, the Company conducted a depreciation rate study of its equipment (excluding locomotives); the results of which did not materially impact the Company’s current or future results of operations. All rate studies are current under the STB’s requirements.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•
Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, continuing volatility in the capital or credit markets and other changes in the securities and capital markets, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF’s supplier base and in the industries and geographic areas that produce and consume freight, changes in demand due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, level of service failures that could lead customers to use competitors' services, changes in fuel prices and other key materials and disruptions in supply chains for these materials, increased customer bankruptcies, closures or slowdowns and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment;

•
Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; the availability of adequate insurance to cover the risks associated with operations; and

•
Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs in response to changes in demand and other factors, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, the ability to expand the capacity of the system, congestion on other railroads and capacity constraints affecting all links in the transportation chain that feed traffic and goods to BNSF’s systems, restrictions on development and expansion plans due to environmental concerns, constraints due to the nation’s aging infrastructure, disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances or changes in beliefs. In the event the Company does update any forward-looking statement, no inference should be made that the Company will make additional updates with respect to that statement, related matters, or any other forward-looking statements. Any corrections or revisions and other important assumptions and factors that could cause actual results to differ materially from forward-looking statements made by the Company may appear in the Company’s public filings with the SEC, which are accessible at www.sec.gov, and on the Company’s Web site at www.bnsf.com, and which investors are advised to consult.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

Year ended December 31,	2008	2007

Fuel-hedge (loss) benefit (including ineffective portion of unexpired hedges)	$(5)	$31
Interest rate hedge benefit (loss)	12	(3)
Total hedge benefit	7	28
Tax effect	(3)	(11)
Hedge benefit, net of tax	$4	$17

The Company’s fuel-hedge loss is due to decreases in average fuel prices subsequent to the initiation of various hedges and through their termination. The interest rate hedge benefit is the result of lower interest rates. The information presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Notes 3 and 9 to the Consolidated Financial Statements describe significant aspects of BNSF’s financial instrument activities that have a material market risk. Additionally, the Company uses fuel surcharges, which it believes substantially mitigates the risk of fuel price volatility.

Commodity Price Sensitivity
BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of December 31, 2008, are based on the front month settlement prices of West Texas Intermediate (WTI) crude oil. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel and WTI.

At December 31, 2008, BNSF had recorded a fuel-hedging liability of $472 million for fuel hedges covering 2009 through 2011.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending December 31, 2009, and the balance sheet impact from the hypothetical price changes on all open hedges, both based on the Company’s hedge position at December 31, 2008:

Sensitivity Analysis
Hedged Commodity Price Change	Fuel-Hedge Annual Pre-Tax Earnings Impact	Balance Sheet Impact of Change in Fuel-Hedge Fair Value

10-percent increase	$42 million increase	$108 million increase
10-percent decrease	$42 million decrease	$107 million decrease

Based on locomotive fuel consumption during the twelve-month period ended December 31, 2008, of 1,415 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a 10-percent increase or decrease in the commodity price per gallon would result in an approximate $404 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis. Additionally, the Company uses fuel surcharges, which it believes substantially mitigates the risk of fuel price volatility.

At December 31, 2008, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position. Further information on fuel hedges is incorporated by reference from Note 3 to the Consolidated Financial Statements.

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

At December 31, 2008, the fair value of BNSF’s debt, excluding capital leases and a net fair value interest rate hedge benefit of $73 million, was $8,323 million. Additionally, the Company had recorded an interest rate hedging liability of $108 million for cash flow hedges.

The following table is an estimate of the impact to earnings and the fair value of the total debt, excluding capital leases, and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2009, based on debt levels and outstanding hedges as of December 31, 2008:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Floating Rate Debt – Annual Pre-Tax Earnings Impact	Change in Fair Value
		Total Debt	[a]	Interest Rate Hedges

1-percent decrease	$10 million increase	$768 million increase		$35 million decrease
1-percent increase	$10 million decrease	$646 million decrease		$37 million increase
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

Consolidated Financial Statements

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, Management concluded that as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Burlington Northern Santa Fe Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Burlington Northern Santa Fe Corporation and its subsidiaries (the Company) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions.

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

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
February 12, 2009

Burlington Northern Santa Fe Corporation and Subsidiaries

Consolidated Statements of Income
In millions, except per share data
Year ended December 31,	2008	2007	2006

Revenues	$18,018	$15,802	$14,985
Operating expenses:
Fuel	4,640	3,327	2,856
Compensation and benefits	3,884	3,773	3,816
Purchased services	2,136	2,023	1,906
Depreciation and amortization	1,397	1,293	1,176
Equipment rents	901	942	930
Materials and other	1,148	958	780
Total operating expenses	14,106	12,316	11,464
Operating income	3,912	3,486	3,521
Interest expense	533	511	485
Other expense, net	11	18	40
Income before income taxes	3,368	2,957	2,996
Income tax expense	1,253	1,128	1,107
Net income	$2,115	$1,829	$1,889
Earnings per share:
Basic earnings per share	$6.15	$5.19	$5.23
Diluted earnings per share	$6.08	$5.10	$5.11
Average shares:
Basic	343.8	352.5	361.0
Dilutive effect of stock awards	4.0	6.4	8.8
Diluted	347.8	358.9	369.8
See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe Corporation and Subsidiaries

Consolidated Balance Sheets
Dollars in millions, shares in thousands
December 31,	2008	2007

Assets
Current assets:
Cash and cash equivalents	$633	$330
Accounts receivable, net	847	790
Materials and supplies	525	579
Current portion of deferred income taxes	442	290
Other current assets	218	192
Total current assets	2,665	2,181

Property and equipment, net	30,847	29,567
Other assets	2,891	1,835
Total assets	$36,403	$33,583

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$3,190	$2,824
Long-term debt due within one year	456	411
Total current liabilities	3,646	3,235

Long-term debt and commercial paper	9,099	7,735
Deferred income taxes	8,590	8,484
Pension and retiree health and welfare liability	1,047	444
Casualty and environmental liabilities	959	843
Employee separation costs	57	77
Other liabilities	1,874	1,621
Total liabilities	25,272	22,439
Commitments and contingencies (see Notes 3, 9 and 10)
Stockholders’ equity:
Common stock, $0.01 par value, 600,000 shares authorized; 541,346 shares and 537,330 shares issued, respectively	5	5
Additional paid-in-capital	7,631	7,348
Retained earnings	12,764	11,152
Treasury stock, at cost, 202,165 shares and 189,626 shares, respectively	(8,395)	(7,222)
Accumulated other comprehensive loss	(874)	(139)
Total stockholders’ equity	11,131	11,144
Total liabilities and stockholders’ equity	$36,403	$33,583
See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe Corporation and Subsidiaries

Consolidated Statements of Cash Flows
In millions
Year ended December 31,	2008	2007	2006

Operating Activities
Net income	$2,115	$1,829	$1,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,397	1,293	1,176
Deferred income taxes	417	280	316
Employee separation costs paid	(15)	(21)	(27)
Long-term casualty and environmental liabilities, net	150	26	(55)
Other, net	81	183	(43)
Changes in current assets and liabilities:
Accounts receivable, net	191	20	(127)
Change in accounts receivable sales program	(250)	–	–
Materials and supplies	54	(91)	(92)
Other current assets	(31)	12	99
Accounts payable and other current liabilities	(132)	(39)	53
Net cash provided by operating activities	3,977	3,492	3,189

Investing Activities
Capital expenditures	(2,175)	(2,248)	(2,014)
Construction costs for facility financing obligation	(64)	(37)	(14)
Acquisition of equipment pending financing	(941)	(745)	(1,223)
Proceeds from sale of assets financed	348	778	1,244
Other, net	(241)	(163)	(160)
Net cash used for investing activities	(3,073)	(2,415)	(2,167)

Financing Activities
Net (decrease) increase in commercial paper and bank borrowings	(161)	(584)	283
Proceeds from issuance of long-term debt	1,150	1,300	300
Payments on long-term debt	(217)	(482)	(467)
Dividends paid	(471)	(380)	(310)
Proceeds from stock options exercised	91	142	116
Purchase of BNSF common stock	(1,147)	(1,265)	(730)
Excess tax benefits from equity compensation plans	96	121	95
Proceeds from facility financing obligation	68	41	–
Other, net	(10)	(15)	(9)
Net cash used for financing activities	(601)	(1,122)	(722)
Increase (decrease) in cash and cash equivalents	303	(45)	300
Cash and cash equivalents:
Beginning of year	330	375	75
End of year	$633	$330	$375

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$538	$494	$462
Income taxes paid, net of refunds	$820	$680	$779
Non-cash asset financing	$258	$461	$109
See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Dollars in millions, shares in thousands, except per share data
	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Prepaid Forward Repurchase of Treasury Stock	Unearned Compensation	Accumulated Other Compre-hensive Loss	Total Stockholders’ Equity
Balance at December 31, 2005	527,289	(155,718)	$ 6,707	$ 8,175	$ (4,569)	$(600)	$(22)	$(53)	$9,638
Comprehensive income:
Net income			–	1,889	–	–	–	–	1,889
Minimum pension liability adjustment, net of tax expense of $24			–	–	–	–	–	40	40
Fuel/interest hedge mark-to-market, net of tax benefit of $117			–	–	–	–	–	(188)	(188)
Total comprehensive income			–	1,889	–	–	–	(148)	1,741
Adjustment to initially apply Statement of Financial Accounting Standards (SFAS No. 158, net of tax benefit of $48			–	–	–	–	–	(76)	(76)
Common stock dividends, $0.90 per share			–	(325)	–	–	–	–	(325)
Restricted stock and stock options expense			72	–	–	–	–	–	72
Restricted stock activity and related tax benefit of $15	28	(33)	16	–	(1)	–	–	–	15
Exercise of stock options and related tax benefit of $80	4,763	(376)	225	–	(29)	–	–	–	196
Adjustment upon adoption of SFAS No. 123R	–	–	(25)	–	–	–	22	–	(3)
Purchase of BNSF common stock	–	(9,860)	–	–	(730)	–	–	–	(730)
Prepaid forward repurchase of treasury stock	–	(8,218)	–	–	(600)	600	–	–	–
Balance at December 31, 2006	532,080	(174,205)	6,995	9,739	(5,929)	–	–	(277)	10,528
Comprehensive income:
Net income			–	1,829	–	–	–	–	1,829
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $76			–	–	–	–	–	122	122
Fuel/interest hedge mark-to-market, net of tax expense of $10			–	–	–	–	–	16	16
Total comprehensive income			–	1,829	–	–	–	138	1,967
Adjustment for the adoption of FASB Interpretation No. (FIN) 48			–	(13)	–	–	–	–	(13)
Common stock dividends, $1.14 per share			–	(403)	–	–	–	–	(403)
Restricted stock and stock options expense			66	–	–	–	–	–	66
Restricted stock activity and related tax benefit of $23	1	(48)	24	–	–	–	–	–	24
Exercise of stock options and related tax benefit of $98	5,249	(319)	268	–	(28)	–	–	–	240
Purchase of BNSF common stock	–	(15,054)	–	–	(1,265)	–	–	–	(1,265)
Balance at December 31, 2007	537,330	(189,626)	7,353	11,152	(7,222)	–	–	(139)	11,144
Net income			–	2,115	–	–	–	–	2,115
Change in unrecognized prior service credit and actuarial losses, net of tax benefit of $219			–	–	–	–	–	(353)	(353)
Fuel/interest hedge mark-to-market, net of tax benefit of $233			–	–	–	–	–	(377)	(377)
Unrealized loss on securities held by equity method investees, net of tax benefit of $3			–	–	–	–	–	(5)	(5)
Total comprehensive income			–	2,115	–	–	–	(735)	1,380
Adjustment to change the measurement date pursuant to SFAS No. 158, net of tax benefit of $3			–	(7)	–	–	–	2	(5)
Adjustment to initially apply SFAS No. 158 to equity method investees, net of tax benefit of $1			–	–	–	–	–	(2)	(2)
Common stock dividends, $1.44 per share			–	(496)	–	–	–	–	(496)
Restricted stock and stock options expense			69	–	–	–	–	–	69
Restricted stock activity and related tax benefit of $25	697	1	26	–	–	–	–	–	26
Exercise of stock options and related tax benefit of $71	3,319	(255)	188	–	(26)	–	–	–	162
Purchase of BNSF common stock	–	(12,285)	–	–	(1,147)	–	–	–	(1,147)
Balance at December 31, 2008	541,346	(202,165)	$ 7,636	$ 12,764	$ (8,395)	$–	$–	$(874)	$11,131
See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe Corporation (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF’s principal, wholly-owned subsidiary is BNSF Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America with approximately 32,000 route miles in 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 34 percent, 23 percent, 23 percent and 20 percent, respectively, of total freight revenues for the year ended December 31, 2008. These Consolidated Financial Statements include BNSF, BNSF Railway and other majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company).

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

Accounts Receivable, Net
Accounts receivable, net includes accounts receivable reduced by an allowance for bill adjustments and uncollectible accounts. The allowance for bill adjustments and uncollectible accounts is based on historical experience as well as any known trends or uncertainties related to customer billing and account collectibility. Additionally, accounts receivable, net is reduced by receivables sold under the Accounts Receivable sales program (see Note 6 to the Consolidated Financial Statements).

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

Property and Equipment, Net
Property and equipment are stated at cost and are depreciated and amortized on a straight-line basis over their estimated useful lives. The Company uses the group method of depreciation in which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. The Company conducts studies of depreciation rates and the required accumulated depreciation balance as required by the STB, which is generally every three years for equipment property and every six years for track structure and other roadway property. Changes in the estimated service lives of the assets and their related depreciation rates are implemented prospectively, and the difference between the calculated accumulated depreciation and the amount recorded is amortized over the average remaining service lives of the assets. Upon normal sale or retirement of certain depreciable railroad property, cost less net salvage value is charged to accumulated depreciation, and no gain or loss is recognized. The disposals of land and non-rail property as well as significant premature retirements are recorded as gains or losses at the time of their occurrence.

The Company self-constructs portions of its track structure and rebuilds certain classes of rolling stock. Expenditures that significantly increase asset values or extend useful lives are capitalized. In addition to direct labor and material, certain indirect costs, which relate to supportive functions, are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed.

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

Planned Major Maintenance Activities
The Company utilizes the deferral method of accounting for leased locomotive overhauls, which includes the refurbishment of the engine and related components. Accordingly, BNSF has established an asset for overhauls that have been performed. This asset, which is included in property and equipment, net in the Consolidated Balance Sheets, will be amortized to expense using the straight-line method until the next overhaul is performed or the end of the lease, whichever comes first, typically between six and eight years.

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

Uncertain Tax Positions
In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an $83 million increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $70 million, resulting in a decrease to the January 1, 2007, retained earnings balance of $13 million (for additional information see Note 5 to the Consolidated Financial Statements).

Stock-Based Compensation
The Company adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006. This statement requires BNSF to recognize the cost of employee services received in exchange for the Company’s equity instruments. Under SFAS No. 123R, BNSF is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. BNSF has elected to adopt SFAS No. 123R on a modified prospective basis. Since the adoption of this new guidance, there have been no significant changes in the quantity or types of instruments used in stock-based compensation programs, nor have there been any significant changes in the terms of existing stock-based compensation arrangements. The Company did, however, record a favorable cumulative adjustment for estimated forfeitures of $3 million, which, due to immateriality, was included as a reduction to compensation expense in the first quarter of 2006.

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

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements around fair value measurements.

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

The Company adopted SFAS No. 157 on January 1, 2008, and recorded no financial statement adjustments as a result of adoption. The Company has applied the provisions of the standard to its fuel and interest rate hedges (see Note 3 to the Consolidated Financial Statements).

However, the Company had not applied the provisions of the standard to its property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, nor to any business combinations or asset retirement obligations as of December 31, 2008. The Company has applied the provisions of the standard to these assets and liabilities, beginning January 1, 2009, as required by FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157. This adoption did not have a material impact on the Company’s results of operations, financial condition or liquidity.

Reclassifications
Certain comparative prior year amounts in the Consolidated Financial Statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported operating income or net income.

3. Hedging Activities

The Company uses derivative financial instruments to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate, long-term debt to floating-rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel and interest rate hedges are classified as operating activities in the Consolidated Statements of Cash Flows.

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance.

Fuel
Fuel costs represented 33 percent, 27 percent and 25 percent of total operating expenses during 2008, 2007 and 2006, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on locomotive fuel consumption (which represents substantially all fuel consumption) during 2008 and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $14 million of additional fuel expense on an annual basis. However, BNSF believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities
As of December 31, 2008, BNSF’s total fuel-hedging positions for 2009, 2010 and 2011 represent 22 percent, 18 percent and 13 percent, respectively, of the average annual locomotive fuel consumption over the past three years.  Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

Year ended December 31,	2008	2007	2006

Hedge benefit	$12	$30	$342
Ineffective portion of open hedges	(17)	1	(1)
Tax effect	2	(12)	(131)
Hedge (loss) benefit, net of tax	$(3)	$19	$210

The ineffective portion of unrealized gains and losses of open hedges are recorded in the Consolidated Statements of Income as a component of fuel expense.

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

December 31,	2008	2007

Short-term fuel-hedging asset	$–	$29
Long-term fuel-hedging asset	–	10
Short-term fuel-hedging liability	(279)	–
Long-term fuel-hedging liability	(193)	–
Ineffective portion of open hedges	17	–
Tax effect	174	(15)
Amount included in AOCL, net of tax	$(281)	$24
Settled fuel-hedging contracts receivable	$–	$6
Settled fuel-hedging contracts payable	$(38)	$–

Certain of the Company’s fuel-hedge instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the position of the instruments exceeds a certain net asset or net liability threshold, respectively. The aggregate fair value of all fuel-hedge instruments under these provisions were in a net liability position on December 31, 2008, of $131 million, for which the Company has posted collateral of $106 million. Additionally, the Company has posted collateral of $20 million as of December 31, 2008, related to fuel-hedging contracts payable, to be settled during the first quarter of 2009. The collateral is reflected as a reduction to either accounts payable and other current liabilities or other liabilities in the Consolidated Balance Sheets, depending on the expiration date of the related fuel hedges. The fuel-hedging liabilities presented in the table above do not reflect a reduction for the posted collateral.

The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps and costless collars. This methodology is a market approach, which under SFAS No. 157 utilizes Level 2 inputs as it uses market data for similar instruments in active markets.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges
During 2008, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 24.02 million gallons of fuel with an average swap price of $2.44 per gallon, all of which expired during the year. As of December 31, 2008, there were no HO hedge positions outstanding.

West Texas Intermediate (WTI) Crude Oil Hedges
In addition, BNSF enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended December 31, 2008, the sum of all such costs averaged approximately 74 cents per gallon.

During 2008, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 12.82 million barrels of fuel with an average swap price of $82.81 per barrel and costless collar agreements utilizing WTI to hedge the equivalent of approximately 5.89 million barrels of fuel with an average cap price of $112.52 per barrel and an average floor price of $103.81 per barrel. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of December 31, 2008.

	Quarter Ending
2009	March 31,	June 30,	September 30,	December 31,	Annual

WTI Swaps
Barrels hedged (in thousands)	1,125	1,215	1,240	1,425	5,005
Equivalent gallons hedged (in millions)	47.25	51.03	52.08	59.85	210.21
Average swap price (per barrel)	$74.22	$73.59	$75.09	$75.72	$74.71
Fair value (in millions)	$(28)	$(24)	$(23)	$(23)	$(98)

WTI Costless Collars
Barrels hedged (in thousands)	975	755	520	475	2,725
Equivalent gallons hedged (in millions)	40.95	31.71	21.84	19.95	114.45
Average cap price (per barrel)	$126.40	$127.01	$135.82	$135.46	$129.95
Average floor price (per barrel)	$116.20	$117.05	$125.55	$125.38	$119.82
Fair value (in millions)	$(66)	$(48)	$(36)	$(31)	$(181)

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual

WTI Swaps
Barrels hedged (in thousands)	1,210	1,110	1,125	1,235	4,680
Equivalent gallons hedged (in millions)	50.82	46.62	47.25	51.87	196.56
Average swap price (per barrel)	$85.05	$87.89	$87.82	$86.27	$86.71
Fair value (in millions)	$(28)	$(27)	$(25)	$(24)	$(104)

WTI Costless Collars
Barrels hedged (in thousands)	400	400	400	300	1,500
Equivalent gallons hedged (in millions)	16.80	16.80	16.80	12.60	63.00
Average cap price (per barrel)	$78.22	$79.80	$81.37	$82.95	$80.43
Average floor price (per barrel)	$72.55	$74.05	$75.38	$76.87	$74.57
Fair value (in millions)	$(5)	$(5)	$(5)	$(4)	$(19)

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual

WTI Swaps
Barrels hedged (in thousands)	870	880	885	935	3,570
Equivalent gallons hedged (in millions)	36.54	36.96	37.17	39.27	149.94
Average swap price (per barrel)	$87.12	$86.52	$86.80	$87.07	$86.88
Fair value (in millions)	$(17)	$(15)	$(15)	$(15)	$(62)

WTI Costless Collars
Barrels hedged (in thousands)	200	200	200	200	800
Equivalent gallons hedged (in millions)	8.40	8.40	8.40	8.40	33.60
Average cap price (per barrel)	$84.00	$84.70	$85.39	$86.10	$85.05
Average floor price (per barrel)	$77.75	$78.40	$79.05	$79.70	$78.73
Fair value (in millions)	$(2)	$(2)	$(2)	$(2)	$(8)

Summarized Comparative Prior Year Information
The following table provides summarized comparative information for fuel-hedge transactions outstanding as of December 31, 2007.

Year ending December 31,	2008	2009	2010

WTI Swaps
Barrels hedged (in thousands)	1,010	370	70
Equivalent gallons hedged (in millions)	42.42	15.54	2.94
Average swap price (per barrel)	$63.72	$65.08	$64.80
Fair value (in millions)	$29	$8	$2

Interest Rate
From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates by establishing rates in anticipation of both future debt issuances and the refinancing of leveraged leases, as well as converting a portion of its fixed-rate, long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy.

Total Interest Rate Hedging Program
All interest rate derivative transactions outstanding are reflected in the following table:

	December 31, 2008
	Maturity Date							Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total

Fair Value Hedges
Fixed to variable swaps (in millions)	$200	$250	$–	$–	$–	$400	$850	$77	[a]
Average fixed rate	6.13%	7.13%	–%	–%	–%	5.75%	6.24%
Average floating rate	2.47%	4.87%	–%	–%	–%	3.40%	3.61%

Cash Flow Hedges
Treasury locks (in millions)	$400	$–	$–	$–	$–	$–	$400	$(108)
Average rate	4.04%	–%	–%	–%	–%	–%	4.04%

a Fair value includes $4 million of accrued interest

BNSF’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. This methodology is a market approach, which under SFAS No. 157 utilizes Level 2 inputs as it uses market data for similar instruments in active markets. Unrealized mark to market gains and losses are not recorded in the Consolidated Statements of Income.

Summarized Comparative Prior Year Information

	December 31, 2007
	Maturity Date							Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total

Fair Value Hedges
Fixed to variable swaps (in millions)	$–	$200	$250	$–	$–	$–	$450	$6
Average fixed rate	–%	6.13%	7.13%	–%	–%	–%	6.68%
Average floating rate	–%	5.47%	7.86%	–%	–%	–%	6.80%

Cash Flow Hedges
Treasury locks (in millions)	$175	$–	$–	$–	$–	$–	$175	$(5)
Average rate	4.41%	–%	–%	–%	–%	–%	4.41%

Fair Value Interest Rate Hedges
The Company enters into interest rate swaps to convert fixed-rate, long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS No. 133. These fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective.

In March of 2008, the Company entered into four additional interest rate swaps having an aggregate notional amount of $400 million to convert fixed-rate, long-term debt to floating-rate debt. These swaps were entered into at the inception of new 10-year notes (see Note 9 to the Consolidated Financial Statements).

As of each of the years ended December 31, 2008 and 2007, BNSF had outstanding eleven and seven separate swaps, respectively, including the swaps described above, with an aggregate notional amount of $850 million and $450 million, respectively, in which it pays an average floating rate, which fluctuates quarterly, based on London Interbank Offered Rate (LIBOR). The average floating rate to be paid by BNSF as of December 31, 2008, was 3.61 percent, and the average fixed rate BNSF is to receive is 6.24 percent.

The amounts recorded in the Consolidated Statements of Income, as an increase to or reduction of interest expense, for interest rate fair value hedge transactions were as follows (in millions):

Year ended December 31,	2008	2007	2006

Hedge benefit (loss)	$12	$(3)	$(1)
Tax effect	(5)	1	–
Hedge benefit (loss), net of tax	$7	$(2)	$(1)

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of open hedges, with a corresponding adjustment to debt or accrued interest, were as follows (in millions):

December 31,	2008	2007

Short-term interest rate hedging asset	$5	$–
Long-term interest rate hedging asset	$72	$6

Cash Flow Interest Rate Hedges
In anticipation of a future debt issuance, the Company entered into five treasury locks during 2008 having an aggregate notional amount of $250 million, and an average locked-in rate of 4.18 percent, to fix a portion of the rate for a future 30-year unsecured debt issuance. The treasury locks are expected to be unwound during the second quarter of 2009 in conjunction with a debt issuance, and any gain or loss on the hedges will be amortized to interest expense over the life of the issued debt. These transactions are accounted for as cash flow hedges.

In anticipation of a future debt issuance, the Company entered into six treasury locks during 2008 having an aggregate notional amount of $150 million, and an average locked-in rate of 3.80 percent, to fix a portion of the rate for a future 10-year unsecured debt issuance. The treasury locks are expected to be unwound during the second quarter of 2009 in conjunction with a debt issuance, and any gain or loss on the hedges will be amortized to interest expense over the life of the issued debt. These transactions are accounted for as cash flow hedges.

In anticipation of a future debt issuance, the Company entered into nine treasury locks during 2008 and 2007, having an aggregate notional amount of $250 million, and an average locked-in rate of 4.24 percent, to fix a portion of the rate for a future 10-year unsecured debt issuance. The treasury locks were terminated in March 2008 in connection with the issuance of $650 million 10-year notes (see Note 9 to the Consolidated Financial Statements). Upon termination, BNSF paid $13 million to the counterparties, which will be amortized to interest expense over the life of the issued debt. These transactions are accounted for as cash flow hedges.

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

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of open and closed hedges, were as follows (in millions):

December 31,	2008	2007

Interest rate hedging liability – open hedges	$(108)	$(5)
Unrecognized gain on closed hedges	6	19
Tax effect	39	(5)
Unrecognized (loss) gain in AOCL, net of tax	$(63)	$9

4. Other Expense, Net

Other expense, net includes the following (in millions):

Year ended December 31,	2008	2007	2006

Accounts receivable sales fees	$12	$19	$23
Loss from participation in synthetic fuel partnership	−	5	9
Miscellaneous, net	(1)	(6)	8
Total	$11	$18	$40

The decrease in other expense, net was predominantly due to lower accounts receivable sales fees (see Note 6 to the Consolidated Financial Statements for additional information).

During the fourth quarter of 2004, BNSF Railway indirectly purchased a 4.17 percent ownership of a synthetic fuel partnership through a 50 percent interest in a limited liability company with an unrelated entity. The synthetic fuel partnership generated Section 29 synthetic fuel tax credits, which reduced the Company’s effective tax rate (see Note 5 to the Consolidated Financial Statements for additional information). In 2007 and 2006, BNSF Railway received a tax benefit from its participation in the partnership of approximately $7 million and $11 million, respectively, related to the fuel tax credits and the deduction of partnership operating losses. In 2007 and 2006, the Company recorded approximately $5 million and $9 million, respectively, of other expense, net related to the Company’s share of the partnership’s losses under the equity method of accounting. The partnership did not qualify for consolidation under FIN 46R, as BNSF Railway was not the primary beneficiary of the partnership. Under the tax law, the Section 29 synthetic fuel tax credits terminated on December 31, 2007; under the BNSF Railway’s purchase agreement, it did not have any additional exposure to loss from the synthetic fuel partnership after that date.

5. Income Taxes

Income tax expense was as follows (in millions):

Year ended December 31,	2008	2007	2006

Current:
Federal	$735	$741	$697
State	101	107	94
Total current	836	848	791

Deferred:
Federal	383	245	300
State	34	35	16
Total deferred	417	280	316
Total	$1,253	$1,128	$1,107

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

Year ended December 31,	2008	2007	2006

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.6	3.1	2.6
Tax law change	–	–	(0.2)
Synthetic fuel credits	–	(0.2)	(0.3)
Other, net	(0.4)	0.3	(0.2)
Effective tax rate	37.2%	38.2%	36.9%

The components of deferred tax assets and liabilities were as follows (in millions):

December 31,	2008	2007
Deferred tax liabilities:
Depreciation and amortization	$(9,522)	$(8,977)
Hedging	−	(26)
Other	(167)	(170)
Total deferred tax liabilities	(9,689)	(9,173)
Deferred tax assets:
Pension and retiree health and welfare benefits	431	184
Casualty and environmental	428	348
Hedging	207	−
Compensation and benefits	178	145
Employee separation costs	31	35
Other	266	267
Total deferred tax assets	1,541	979
Net deferred tax liability	$(8,148)	$(8,194)

Non-current deferred income tax liability	$(8,590)	$(8,484)
Current portion of deferred income taxes	442	290
Net deferred tax liability	$(8,148)	$(8,194)

All federal income tax returns of BNSF are closed through 1999. Internal Revenue Service (IRS) examination of the years 2000 through 2005 for BNSF is completed, and the un-agreed issues are pending before IRS Appeals. It is anticipated that a settlement with the IRS for the years 2000 through 2005 may be reached within the next twelve months. BNSF is currently under examination for years 2006 and 2007.

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

A significant portion of the audit issues relate to state income tax issues with various taxing authorities and with the IRS related to whether certain asset valuations of donated property are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2008.

Uncertain Tax Positions
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an $83 million increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $70 million, resulting in a decrease to the January 1, 2007, retained earnings balance of $13 million. The amount of unrecognized tax benefits at December 31, 2008, was $150 million, of which $73 million would impact the Company’s effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2008	2007

Beginning balance	$125	$87
Additions for tax positions related to current year	19	29
Additions for tax positions taken in prior years	9	12
Additions (reductions) for tax positions as a result of:
Settlements	2	–
Lapse of statute of limitations	(5)	(3)
Ending balance	$150	$125

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. The Company had recorded a liability of approximately $33 million and $41 million for the payment of interest and penalties for the years ended December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, the Company recognized a reduction of approximately $18 million and $7 million in interest and penalty expense, respectively. For the year ended December 31, 2006, the Company recognized approximately $5 million in interest and penalty expense.

6. Accounts Receivable, Net

BNSF Railway transfers a portion of its accounts receivable to Santa Fe Receivables Corporation (SFRC), a special purpose subsidiary. The sole purpose and activity of SFRC is to purchase receivables from BNSF Railway.  SFRC transfers an undivided interest in such receivables, with limited exceptions, to a master trust and causes the trust to issue an undivided interest in the receivables to investors (the A/R sales program). The undivided interests in the master trust may be in the form of certificates or purchased interests and are isolated from BNSF Railway which eliminates all of BNSF Railway’s control over the undivided interest. SFRC periodically incurs minor legal fees that are paid by BNSF Railway and are financed through short-term intercompany payables.

BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at December 31, 2008, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities. BNSF Railway extended the maturity date of one 364-day facility to November 2009 and extended the maturity date of the other 364-day facility to March 2009, at which time the Company expects to extend it to November 2009. The two 3-year facilities were entered into in November 2007 and will mature in November 2010. The ratings of the financial institutions providing the credit under the facilities are each rated Aa2/A+ or higher. Outstanding undivided interests held by investors under the A/R sales program were $50 million and $300 million at December 31, 2008 and 2007, respectively, with $12.5 million and $75 million in each facility, respectively. These undivided interests in receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. These undivided interests were supported by $889 million and $1,105 million of receivables transferred by SFRC to the master trust at December 31, 2008 and 2007, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Balance Sheets. The interest that continues to be held by SFRC of $839 million and $805 million at December 31, 2008 and 2007, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $50 million and $300 million at December 31, 2008 and 2007, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $19.5 billion, $16.8 billion and $15.8 billion in 2008, 2007 and 2006, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $12 million, $19 million and $23 million for the years ended December 31, 2008, 2007 and 2006, respectively. These costs fluctuate monthly with changes in prevailing interest rates as well as unused available commitments and were based on weighted average interest rates of 3.4 percent, 5.7 percent and 5.4 percent for the years ended December 31, 2008, 2007 and 2006, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold. BNSF Railway has historically experienced very low levels of dilution or delinquency and was well below the established threshold rates at December 31, 2008. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At December 31, 2008 and 2007, $13 million and $11 million, respectively, of accounts receivable were greater than 90 days old.

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At December 31, 2008 and 2007, $55 million and $36 million, respectively of such allowances had been recorded, of which $54 million and $34 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $1 million and $2 million at December 31, 2008 and 2007, respectively, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the years ended December 31, 2008 and 2007, $6 million and $4 million, respectively, of accounts receivable were written off. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes thresholds for dilution, delinquency and write-off ratios that, if exceeded, allow the investors participating in this program, at their option, to cancel the program. At December 31, 2008, BNSF Railway was in compliance with these provisions.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the weighted average annual depreciation rates (%) were as follows:

December 31,	2008	2007	2008 Depreciation Rates

Land	$1,751	$1,718	–%
Track structure	19,108	18,037	3.3%
Other roadway	12,924	12,370	2.6%
Locomotives	4,210	4,003	6.9%
Freight cars and other equipment	2,140	2,034	5.3%
Computer hardware, software and other	626	582	13.2%
Total cost	40,759	38,744
Less accumulated depreciation and amortization	(9,912)	(9,177)
Property and equipment, net	$30,847	$29,567

The Consolidated Balance Sheets at December 31, 2008 and 2007, included $1,648 million, net of $572 million of amortization and $1,507 million, net of $469 million of amortization, respectively, for property and equipment under capital leases, primarily for rolling stock.

The Company capitalized $17 million, $17 million and $14 million of interest for the years ended December 31, 2008, 2007 and 2006, respectively.

8. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

December 31,	2008	2007

Compensation and benefits payable	$610	$568
Hedge liabilities[a]	333	5
Accounts payable	290	296
Casualty and environmental liabilities	280	246
Rents and leases	276	303
Property tax liabilities	157	141
Customer incentives	141	145
Dividends payable	136	112
Accrued interest	135	138
Other	832	870
Total	$3,190	$2,824
a 2008 hedge liabilities include a reduction of $92 million for collateral paid (see Note 3 to the Consolidated Financial Statements for additional information).

9. Debt

Debt outstanding was as follows (in millions):

December 31,	2008[a]		2007[a]

Notes and debentures, due 2009 to 2097	$7,593	6.3%	$6,376	6.6%
Equipment obligations, due 2009 to 2016	244	6.7	297	6.7
Capitalized lease obligations, due 2009 to 2028	1,281	5.3	938	6.3
Mortgage bonds, due 2009 to 2047	97	6.0	102	6.1
Financing obligations, due 2009 to 2028	278	6.2	211	6.3
Commercial paper	100	4.7	261	5.5
Unamortized discount and other, net	(38)		(39)
Total	9,555		8,146
Less current portion of long-term debt	(456)	4.8%	(411)	7.2%
Long-term debt	$9,099		$7,735
a Amounts represent debt outstanding and weighted average effective interest rates for 2008 and 2007, respectively. Maturities are as of December 31, 2008.

Notes and debentures include a fair value adjustment increase for hedges of $73 million and an increase of $6 million at December 31, 2008 and 2007, respectively.

As of December 31, 2008, certain BNSF Railway properties and other assets were subject to liens securing $97 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The following table provides fair value information for the Company’s debt obligations including principal cash flows and related weighted average interest rates by contractual maturity dates. Weighted average variable rate for commercial paper is the current rate at December 31, 2008. The remaining weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2008.

	December 31, 2008
	Maturity Date								Total Including Capital Leases	Total Excluding Capital Leases	Fair Value Excluding Capital Leases
	2009	2010	2011		2012	2013		Thereafter

Fixed-rate debt (in millions)	$254	$345	$631		$451	$393		$6,458	$8,532	$7,251	$7,300
Average interest rate	6.7%	6.6%	6.6%		6.0%	5.0%		6.6%	6.5%
Variable-rate debt (in millions)	$202	$263	$–		$100	$–		$458	$1,023	$1,023	$1,023
Average interest rate	2.5%	4.3%	−	%	4.7%	−	%	4.1%	3.9%

BNSF has included maturities of $100 million of commercial paper in the 2012 column above.

The fair value of BNSF’s long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities. Capital leases have been excluded from the calculation of fair value for both 2008 and 2007. The carrying amount of commercial paper approximates fair value, and the average interest rate equals the current rate because of the short maturity of these instruments.

Notes and Debentures

2008
In November 2008, BNSF issued $500 million of 7.00 percent notes due February 1, 2014. The net proceeds from the sale of the notes are being used for general corporate purposes which may include, but are not limited to, working capital, capital expenditures, repurchase of common stock pursuant to the share repurchase program and repayment of short-term borrowings.

In March 2008, BNSF issued $650 million of 5.75 percent notes due March 15, 2018. The net proceeds from the sale of the notes are being used for general corporate purposes including, but not limited to, working capital, capital expenditures, funding debt which matured in 2008, repurchase of common stock pursuant to the share repurchase program and repayment of short-term borrowings.

At December 31, 2008, $500 million remained authorized to be issued by the Board of Directors through the Securities and Exchange Commission (SEC) debt shelf registration process.

2007
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

Capital Leases

2008
In 2008, BNSF entered into a capital lease for approximately $158 million to finance locomotives and freight cars. The term of the lease is 20 years. Additionally, BNSF entered into capital leases totaling $100 million to finance maintenance of way and other vehicles/equipment with lease terms of three to seven years.

2007
In 2007, BNSF entered into several capital leases totaling approximately $325 million to finance locomotives and freight cars. The terms of the leases are between 15 and 20 years. Additionally, BNSF entered into capital leases totaling $119 million to finance maintenance of way and other vehicles/equipment with lease terms of three to seven years.

2006
In 2006, BNSF entered into several capital leases totaling $108 million to finance maintenance of way and other vehicles/equipment with lease terms of three to seven years.

Financing Obligation
In 2005, the Company commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF will lease the facility from the third party for 20 years. Construction is expected to be completed by mid-2009 with an approximate cost of $160 million. As of December 31, 2008, BNSF has sold $109 million of completed improvements. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

Revolving Credit Facility and Commercial Paper
As of December 31, 2008, the Company had borrowing capacity of up to $1.2 billion under its long-term revolving bank credit facility, which expires September 2012. Annual facility fees are currently 0.08 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving bank credit facility. At December 31, 2008, the Company was in compliance with these covenants.

At December 31, 2008, there were no bank borrowings against the revolving credit agreement.

BNSF issues commercial paper from time to time that is supported by the revolving bank credit facility. Outstanding commercial paper balances reduce the amount of borrowings available under this agreement and are classified as long-term to the extent of its borrowing capacity under this facility.

The maturity value of commercial paper as of December 31, 2008, of approximately $150 million reduced the total capacity available under the revolving credit agreements to $1.05 billion. Commercial paper outstanding consisted of $50 million issued to a consolidated subsidiary of BNSF that was eliminated upon consolidation. Consolidated commercial paper outstanding, which had a maturity value of approximately $100 million, was classified as long-term debt in the Company’s Consolidated Balance Sheet.

Guarantees
As of December 31, 2008, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2008, were as follows (dollars in millions):

	Guarantees									Capitalized Obligations
	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount	[a]	Remaining Term (in years	)

Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$–		Termination of Ownership		$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$52		$74		$74		10		$29	[b]
Westside Intermodal Transportation Corporation	0.0%	$39		$58		$–		15		$30	[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$12		$18		$–		15		$9	[b]
Chevron Phillips Chemical Company, LP	0.0%	N/A	[d]	N/A	[d]	N/A	[d]	9		$12	[c]
Various lessors (Residual value guarantees)	0.0%	N/A		$271		$271		Various		$68	[c]
All other	0.0%	$5		$5		$2		Various		$–
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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that the Company could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. As of December 31, 2008, BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of December 31, 2008, the Company had recorded a $68 million asset and corresponding liability for the fair value of RVGs.

All Other
As of December 31, 2008, BNSF guaranteed $5 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $2 million of the $5 million of guarantees. These guarantees expire between 2011 and 2013.

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

10. Commitments and Contingencies

Lease Commitments
BNSF has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2008, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases	[a]

2009	$250	$620
2010	282	645
2011	219	602
2012	137	543
2013	98	519
Thereafter	614	4,051
Total	1,600	$6,980
Less amount representing interest	(319)
Present value of minimum lease payments	$1,281
a Excludes leases having non-cancelable lease terms of less than one year and per diem leases.

Lease rental expense for all operating leases, excluding per diem leases, was $686 million, $706 million and $665 million for the years ended December 31, 2008, 2007 and 2006, respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rentals were not significant.

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

BNSF assesses its unasserted liability exposure on an annual basis during the third quarter. BNSF determines its asbestos liability by estimating its exposed population, the number of claims likely to be filed, the number of claims that will likely require payment and the estimated cost per claim. Estimated filing and dismissal rates and average cost per claim are determined utilizing recent claim data and trends.

During the third quarters of 2008, 2007 and 2006, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In 2007, management recorded a decrease in expense of $17 million due to a statistically significant reduction in filing rate experience for non-malignant claims. In 2008 and 2006, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2009.

Throughout the year, BNSF monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	2008	2007	2006

Beginning balance	$270	$306	$326
Accruals	–	(17)	–
Payments	(19)	(19)	(20)
Ending balance at December 31,	$251	$270	$306

Of the obligation at December 31, 2008, $208 million was related to unasserted claims while $43 million was related to asserted claims. At both December 31, 2008 and 2007, $17 million was included in current liabilities, respectively. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	2008	2007

Claims unresolved at January 1,	1,781	1,975
Claims filed	494	376
Claims settled, dismissed or otherwise resolved	(442)	(570)
Claims unresolved at December 31,	1,833	1,781

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $230 million to $275 million. However, BNSF believes that the $251 million recorded at December 31, 2008, is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

Other Personal Injury
BNSF estimates its other personal injury liability claims and expense quarterly based on the covered population, activity levels and trends in frequency and the costs of covered injuries. Estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that allegedly result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because the Company cannot estimate the range of reasonably possible loss due to other non-work related contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. BNSF has not experienced any significant adverse trends related to these types of claims in recent years.

BNSF monitors quarterly actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	2008	2007	2006

Beginning balance	$439	$439	$422
Accruals	159	190	188
Payments	(156)	(190)	(171)
Ending balance at December 31,	$442	$439	$439

At December 31, 2008 and 2007, $183 million and $163 million were included in current liabilities, respectively. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	2008	2007

Claims unresolved at January 1,	3,322	3,130
Claims filed	4,313	3,894
Claims settled, dismissed or otherwise resolved	(4,286)	(3,702)
Claims unresolved at December 31,	3,349	3,322

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $555 million. However, BNSF believes that the $442 million recorded at December 31, 2008, is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company
The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. Beginning in 2004, BNSF IC entered into annual reinsurance pooling agreements with several other companies. The pooling agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure to the pool and assumes a proportionate share of the entire pool’s risk. Each year BNSF IC reviews the objectives and performance of the pool to determine its continued participation in the pool. The pooling agreements provide for certain protections against the risk of pool participants’ non-performance. On an on-going basis, BNSF and/or the pool manager reviews the credit-worthiness of each of the participants and does not believe its exposure to pool participants’ non-performance is material at this time. BNSF IC typically invests in third-party commercial paper, time deposits and money market accounts as well as in commercial paper issued by BNSF. At December 31, 2008, there was approximately $425 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $300 million at December 31, 2007.

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

During the third quarter of 2008, 2007 and 2006, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarter of 2008, 2007 and 2006, management recorded additional expense of approximately $13 million, $20 million and $5 million as of the June 30 measurement date, respectively. The Company plans to update its study again in the third quarter of 2009.

Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of December 31, 2008, is approximately $17 million.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 336 sites, including 21 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	2008	2007	2006

Beginning balance	$380	$318	$370
Accruals	251	126	20
Payments	(85)	(64)	(72)
Ending balance at December 31,	$546	$380	$318

At December 31, 2008 and 2007, $80 million and $66 million were included in current liabilities, respectively.

In the second quarter of 2008, the Company completed an analysis of its Montana sites to determine its legal exposure related to the potential effect of a Montana Supreme Court decision. The decision, which did not involve BNSF, held that restoration damages (damages equating to clean-up costs which are intended to return property to its original condition) may be awarded under certain circumstances even where such damages may exceed the property’s actual value. The legal situation in Montana, the recent increase in the number of claims against BNSF and others resulting from this decision, and the completion of the analysis caused BNSF to record additional pre-tax environmental expenses of $175 million, or $0.31 per diluted share in the second quarter of 2008 for environmental liabilities primarily related to the effect of the aforementioned Montana Supreme Court decision on certain of BNSF’s Montana sites.

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

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2008, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF Sites
	2008	2007

Number of sites at January 1,	346	375
Sites added during the period	19	16
Sites closed during the period	(29)	(45)
Number of sites at December 31,	336	346

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $395 million to $860 million. However, BNSF believes that the $546 million recorded at December 31, 2008, is the best estimate of the Company’s future obligation for environmental costs.

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

Other Claims and Litigation
In addition to asbestos, other personal injury and environmental matters discussed above, BNSF and its subsidiaries are also parties to a number of other legal actions and claims, governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements and claims relating to service under contract provisions or otherwise). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

11. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

	2008	2007	2006

Beginning balance at January 1,	$91	$107	$132
Accruals	3	5	2
Payments	(15)	(21)	(27)
Ending balance at December 31,	$79	$91	$107

Employee separation liabilities of $79 million were included in the Consolidated Balance Sheet at December 31, 2008, and principally represent the following: (i) $76 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) less than $1 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $3 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At December 31, 2008, $22 million of the remaining liabilities were included in current liabilities.

The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2009 and 2021. As of December 31, 2008, the Company had updated its estimate and recorded an additional liability of $3 million related to deferred benefits (see (i) above). The remaining costs for (ii) above are expected to be paid out between 2009 and approximately 2011, and the costs for (iii) are expected to be paid out between 2009 and approximately 2021 based on deferral elections made by the affected employees.

12. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 2.4 million, 2.2 million and 1.1 million for 2008, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share, because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132R, which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s Consolidated Balance Sheets. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. BNSF elected to apply the transition option under which a 15-month measurement was determined as of September 30, 2007 that covered the period until the fiscal year-end measurement was required on December 31, 2008. As a result, the Company recorded a $7 million decrease to retained earnings in January 2008.

Components of the net cost for these plans were as follows (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Year ended December 31,	2008	2007	2006	2008	2007	2006

Service cost	$25	$25	$25	$2	$2	$3
Interest cost	102	97	94	18	17	15
Expected return on plan assets	(112)	(105)	(97)	–	–	–
Amortization of net loss	16	35	46	5	6	3
Amortization of prior service credit	–	–	–	(8)	(8)	(7)
Net cost recognized	$31	$52	$68	$17	$17	$14

The projected benefit obligation is the present value of benefit earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following table shows the change in projected benefit obligation based on the respective measurement dates (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Change in Benefit Obligation	December 31, 2008[a]	September 30, 2007	December 31, 2008[a]	September 30, 2007

Benefit obligation at beginning of period	$1,763	$1,830	$304	$311
Service cost	32	25	3	2
Interest cost	127	97	22	17
Plan participants’ contributions	–	–	11	8
Actuarial loss (gain)	86	(59)	(36)	(3)
Medicare subsidy	–	–	2	2
Benefits paid	(168)	(130)	(37)	(33)
Projected benefit obligation at end of period	1,840	1,763	269	304
Component representing future salary increases	(82)	(57)	–	–
Accumulated benefit obligation at end of period	$1,758	$1,706	$269	$304
a  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132R, which prospectively eliminated the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008.  The measurement date for 2008 and 2007 is December 31, and September 30, respectively. As a result, 2008 includes 15 months worth of activity.

Both the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan had accumulated and projected benefit obligations in excess of plan assets at December 31, 2008, and September 30, 2007.

The following table shows the change in plan assets of the plans based on the respective measurement dates (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Change in Plan Assets	December 31, 2008[a]	September 30, 2007	December 31, 2008[a]	September 30, 2007

Fair value of plan assets at beginning of period	$1,588	$1,394	$–	$–
Actual return on plan assets	(395)	208	–	–
Employer contribution	9	116	24	23
Plan participants’ contributions	–	–	11	8
Medicare subsidy	–	–	2	2
Benefits paid	(168)	(130)	(37)	(33)
Fair value of plan assets at measurement date	$1,034	$1,588	$–	$–

Adjustment for fourth quarter contribution	n/a	$2	n/a	$5
a  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132R, which prospectively eliminated the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008.  The measurement date for 2008 and 2007 is December 31, and September 30, respectively. As a result, 2008 includes 15 months worth of activity.

The following table shows the funded status, defined as plan assets less the projected benefit obligation, as of December 31 (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2008	2007	2008	2007

Funded status (plan assets less projected benefit obligations)	$(806)	$(173)	$(269)	$(299)

Of the combined pension and retiree health and welfare benefits liability of $1,075 million and $472 million recognized as of December 31, 2008 and 2007, respectively, $28 million was included in other current liabilities as of both dates.

Actuarial gains and losses and prior service costs are recognized in the Consolidated Balance Sheets through an adjustment to AOCL. Beginning in 2007, the Company recognized actuarial gains and losses and prior service costs in AOCL as they arose. The following table shows the pre-tax change in AOCL attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Change in AOCL	2008	2007	2006	2008	2007	2006

Balance at January 1,	$233	$429	$417	$46	$48	$–
Decrease in minimum liability included in other comprehensive loss prior to adoption of SFAS No. 158	–	–	(64)	–	–	–
SFAS No. 158 adoption adjustment	–	–	76	–	–	48
SFAS No. 158 measurement date adjustment	(4)	–	–	1	–	–
Amortization of actuarial loss	(16)	(35)	–	(5)	(6)	–
Amortization of prior service credit	–	–	–	8	8	–
Actuarial loss (gain)	621	(161)	–	(36)	(4)	–
Balance at December 31,	$834	$233	$429	$14	$46	$48

The estimated net actuarial loss and prior service credit for these defined benefit pension plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is expected to be $25 million and less than $1 million, respectively. The estimated net actuarial loss and prior service credit for the retiree health and welfare benefit plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is expected to be $1 million and $6 million, respectively. Pre-tax amounts currently recognized in AOCL consist of the following (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2008	2007	2008	2007

Net actuarial loss	$834	$234	$26	$67
Prior service credit	−	(1)	(12)	(21)
Pre-tax amount recognized in AOCL at December 31,	834	233	14	46
After-tax amount recognized in AOCL at December 31,	$515	$143	$9	$28

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

The assumptions used in accounting for the BNSF plans were as follows:

Assumptions Used to Determine Net Cost for Fiscal Years Ended December 31,	Pension Benefits			Retiree Health and Welfare Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.00%	5.50%	5.25%	6.00%	5.50%	5.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	–%	–%	–%
Rate of compensation increase	3.80%	3.90%	3.90%	3.80%	3.90%	3.90%

Assumptions Used to Determine Benefit Obligations at the Measurement Date	Pension Benefits		Retiree Health and Welfare Benefits
	December 31, 2008	September 30, 2007	December 31, 2008	September 30, 2007

Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

The following table presents assumed health care cost trend rates:

December 31,	2008	2007	2006

Assumed health care cost trend rate for next year	9.75%	10.50%	10.00%
Rate to which health care cost trend rate is expected to decline and remain	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage- Point Increase	One Percentage- Point Decrease

Effect on total service and interest cost	$2	$(1)
Effect on postretirement benefit obligation	$20	$(17)

The BNSF Retirement Plan asset allocation at December 31, 2008, and September 30, 2007, and the target allocation for 2008 by asset category are as follows:

Plan Asset Allocation	Target Allocation	Percentage of Pension Plan Assets
	2008	December 31, 2008	September 30, 2007

Equity Securities	45 – 75%	55%	63%
Fixed Income Securities	20 – 40%	30	27
Real Estate	5 – 15%	15	10
Total		100%	100%

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

Based on its current assumptions and funding methodology, the Company is not required to make contributions to the BNSF Retirement Plan in 2009. However, the Company may elect to make voluntary contributions in 2009. The amount of any contribution will be influenced by many factors, including, but not limited to, market return on plan assets, funding assumptions, legislative funding relief, etc. The Company expects to make benefit payments in 2009 of approximately $8 million and $24 million from its non-qualified defined benefit and retiree health and welfare plans, respectively.

The following table shows expected benefit payments from its defined benefit pension plans and expected claim payments and Medicare Part D subsidy receipts for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments	[a]	Expected Retiree Health and Welfare Payments	Expected Medicare Subsidy

2009	$135		$24	$(3)
2010	135		25	(3)
2011	135		26	(3)
2012	135		26	(4)
2013	136		26	(4)
2014–2018	679		127	(22)
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Defined Contribution Plans
BNSF sponsors qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Non-union employees are eligible to receive an annual discretionary matching contribution of up to 30 percent of the first six percent of their contributions. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. BNSF’s 401(k) matching expense was $29 million, $21 million and $28 million in 2008, 2007 and 2006, respectively.

Other
Under collective bargaining agreements, BNSF participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $54 million, $46 million and $44 million, in 2008, 2007 and 2006, respectively (see Note 11 to the Consolidated Financial Statements for other deferred benefits payable to certain conductors, trainmen and locomotive engineers).

14. Stock-Based Compensation

On April 15, 1999, BNSF shareholders approved the Burlington Northern Santa Fe 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, April 21, 2004 and April 19, 2006, BNSF shareholders approved the amendments to the Burlington Northern Santa Fe 1999 Stock Incentive Plan, which authorized additional awards of 9 million, 6 million, 7 million and 11 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately 8 million common shares were available for future grant at December 31, 2008.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee directors’ stock plan and authorized 900,000 shares of BNSF common stock to be issued in connection with this plan. Approximately 430,000 common shares were available for future grant at December 31, 2008.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options granted for the periods presented:

Year ended December 31,	2008	2007	2006

Weighted average expected life (years)	4.7	4.6	4.5
Weighted average expected volatility	24.0%	24.0%	24.0%
Weighted average expected dividend yield	1.50%	1.15%	1.01%
Weighted average risk free interest rate	3.09%	4.31%	4.76%
Weighted average fair value per share at date of grant	$22.92	$21.91	$20.51

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

A summary of the status of stock options as of, and for the year ended December 31, 2008, is presented below (options in thousands, aggregate intrinsic value in millions):

Year ended December 31, 2008	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance at beginning of year	11,344	$48.22
Granted	1,795	105.06
Exercised	(3,319)	35.34
Cancelled	(152)	64.17
Balance at end of year	9,668	$62.95	5.63	$201

Options exercisable at year end	6,880	$49.30	4.38	$201

The total intrinsic value of options exercised was $207 million, $281 million and $222 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other Incentive Programs
BNSF has other long-term incentive programs that utilize restricted shares/units. A summary of the status of restricted shares/units and the weighted average grant date fair values as of, and for the year ended December 31, 2008, is presented below (shares in thousands):

Year ended December 31, 2008	Time Based		Performance Based Units		Performance Stock		BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program		Total
Balance at beginning of year	718	$61.83	1,016	$75.97	723	$72.25	639	$50.98	51	$59.73	3,147	$66.55
Granted	59	102.06	355	105.23	178	100.13	−	−	2	86.56	594	103.31
Vested	(307)	47.02	(282)	49.21	(143)	49.21	(575)	47.58	(33)	48.26	(1,340)	47.98
Forfeited	(13)	78.24	(33)	92.02	(146)	57.53	−	−	−	−	(192)	64.90
Balance at end of year	457	$76.49	1,056	$92.48	612	$89.24	64	$81.31	20	$81.34	2,209	$87.84

A summary of the weighted average grant date fair market values of the restricted share/units as of, and for the years ended December 31, 2007 and 2006, is presented below:

Grant Date Fair Market Value of Awards Granted	Time Based	Performance Based Units	Performance Stock	BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program

Year ended December 31, 2007	$86.38	$88.80	$88.77	$	−	$79.28
Year ended December 31, 2006	$79.88	$80.17	$80.17		$81.31	$81.31

A summary of the fair value of the restricted share/units vested during the years ended December 31, 2008, 2007 and 2006 is presented below:

Total Fair Value of Shares Vested (in millions)	Time Based	Performance Based Units	Performance Stock	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program	Total

Year ended December 31, 2008	$31	$30	$15	$51	$1	$128
Year ended December 31, 2007	$49	$21	$–	$18	$1	$89
Year ended December 31, 2006	$42	$–	$–	$25	$1	$68

Time-based awards are granted to senior managers within BNSF primarily as a retention tool and to encourage ownership in the Company. They generally vest over three years, although in some cases up to five years, and are contingent on continued salaried employment.

Performance-based units are granted to senior managers within BNSF to encourage ownership in the Company and to align management’s interest with those of its shareholders. Performance-based units generally vest over three years and are contingent on the achievement of certain predetermined corporate performance goals (e.g., return on invested capital (ROIC)) and continued salaried employment.

Additionally, eligible employees may also earn performance stock contingent upon achievement of higher ROIC goals and continued salaried employment.

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

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation cost, net of tax, recorded under the BNSF Stock Incentive Plans is shown in the following table (in millions):

	2008	2007	2006

Compensation cost	$69	$66	$72
Income tax benefit	(25)	(23)	(25)
Total	$44	$43	$47

Compensation cost capitalized	$6	$7	$6

At December 31, 2008, there was $101 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.37 years.

15. Common Stock and Preferred Capital Stock

Common Stock
BNSF is authorized to issue 600 million shares of common stock, $0.01 par value. At December 31, 2008, there were 339 million shares of common stock outstanding. Each holder of common stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of shareholders. Subject to the rights and preferences of any future issuances of preferred stock, each share of common stock is entitled to receive dividends as may be declared by the Board out of funds legally available and to share ratably in all assets available for distribution to shareholders upon dissolution or liquidation. No holder of common stock has any preemptive right to subscribe for any securities of BNSF.

Preferred Capital Stock
At December 31, 2008, BNSF had 50 million shares of Class A Preferred Stock, $0.01 par value and 25 million shares of Preferred Stock, $0.01 par value available for issuance. The Board has the authority to issue such stock in one or more series, to fix the number of shares and to fix the designations and the powers, rights and qualifications and restrictions of each series. As of December 31, 2008, no Class A Preferred Stock had been issued.

Share Repurchase Program
In February 2007, the Board authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the total of 180 million shares previously authorized in equal amounts in July 1997, December 1999, April 2000, September 2000, January 2003 and December 2005. During 2008, 2007 and 2006, the Company repurchased approximately 12 million, 15 million and 18 million, respectively, of its common stock at average prices of $92.96 per share, $83.96 per share and $73.43 per share, respectively. Total repurchases through December 31, 2008, were 192 million shares at a total average cost of $41.53 per share, leaving 18 million shares available for repurchase out of the 210 million shares presently authorized. Additionally, during 2008, the Company repurchased shares from employees at a cost of $60 million to satisfy tax withholding obligations on the vesting of restricted stock or the exercise of stock options.

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

16. Quarterly Financial Data—Unaudited

Dollars in millions, except per share data	Fourth	Third	Second	First

2008

Revenues	$4,373	$4,906	$4,478	$4,261
Operating income	$1,116	$1,207	$714	$875
Net income	$615	$695	$350	$455
Basic earnings per share	$1.81	$2.02	$1.01	$1.31
Diluted earnings per share	$1.79	$2.00	$1.00	$1.30
Dividends declared per share	$0.40	$0.40	$0.32	$0.32
Common stock price[a]:
High	$90.71	$107.36	$112.96	$94.53
Low	$70.91	$92.32	$92.79	$76.02

2007

Revenues	$4,245	$4,069	$3,843	$3,645
Operating income	$950	$1,001	$841	$694
Net income	$517	$530	$433	$349
Basic earnings per share	$1.48	$1.51	$1.22	$0.98
Diluted earnings per share	$1.46	$1.48	$1.20	$0.96
Dividends declared per share	$0.32	$0.32	$0.25	$0.25
Common stock price[a]:
High	$88.03	$93.04	$94.43	$85.05
Low	$81.54	$76.64	$80.41	$72.45
a Average of high and low reported daily stock price .

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included in Item 8.

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

Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the directors of BNSF will be provided under the heading “Item 1: Election of Directors; Nominees for Director” in BNSF’s proxy statement for its 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information concerning the executive officers of BNSF is included in Part I of this Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be provided under the heading “Communications and Other Matters; Section 16(a) Beneficial Ownership Reporting Compliance” in BNSF’s proxy statement for its 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information concerning the Directors and Governance Committee’s policy with regard to consideration of any director candidates recommended by shareholders will be provided under the heading “Communications and Other Matters; Procedures for Recommending Director Candidates” in BNSF’s proxy statement for its 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information concerning the Audit Committee and the Audit Committee Financial Expert will be provided under the heading “Governance of the Company; Board Committees; Audit Committee” in BNSF’s proxy statement for its 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

The Company has a Code of Conduct that applies to members of the Board of Directors, officers, and all salaried employees of BNSF and its wholly-owned subsidiaries. Only the Board of Directors may waive the application of the Code of Conduct to a director, executive officer, or the principal accounting officer or controller, and any such waiver will be promptly disclosed on the Company’s Web site. A copy of the Code of Conduct is available on the Company’s Web site at www.bnsf.com under the “Investors” link and then “Corporate Governance.”

Item 11. Executive Compensation

Information concerning the compensation of directors and executive officers of BNSF will be provided under the headings “Directors’ Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in BNSF’s proxy statement for its 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters

Certain information about BNSF’s equity compensation plans is set forth in the table below (number of shares in thousands) as of December 31, 2008:

Plan Category	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Available for Future Issuance

Equity compensation plans approved by shareholders	9,668	$62.95	8,123
Equity compensation plans not approved by shareholders	–	–	–
Total	9,668	$62.95	8,123

Information concerning the ownership of BNSF equity securities by certain beneficial owners and by management will be provided under the headings “Stock Ownership in the Company; Certain Beneficial Owners” and “Stock Ownership in the Company; Ownership of Management” in BNSF’s proxy statement for its 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence will be provided under the headings “Governance of the Company; Director Independence” and “Governance of the Company; Certain Relationships and Related Person Transactions” in BNSF’s proxy statement for its 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will be provided under the heading “Item 2: Appointment of Independent Auditor; Independent Auditor Fees” in BNSF’s proxy statement for its 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

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

Burlington Northern Santa Fe Corporation

	By:	/s/ Matthew K. Rose
Dated: February 13, 2009		Matthew K. Rose Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe Corporation and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose	Chairman, President and Chief Executive Officer
Matthew K. Rose	(Principal Executive Officer), and Director

/s/ Thomas N. Hund	Executive Vice President and Chief Financial Officer
Thomas N. Hund	(Principal Financial Officer)

/s/ Paul W. Bischler	Vice President and Controller
Paul W. Bischler	(Principal Accounting Officer)

/s/ Alan L. Boeckmann*	Director
Alan L. Boeckmann

/s/ Donald G. Cook*	Director
Donald G. Cook

/s/ Vilma S. Martinez*	Director
Vilma S. Martinez

/s/ Marc F. Racicot*	Director
Marc F. Racicot

/s/ Roy S. Roberts*	Director
Roy S. Roberts

/s/ Marc J. Shapiro*	Director
Marc J. Shapiro

/s/ J.C. Watts, Jr.*	Director
J.C. Watts, Jr.

S-1

Signature	Title

/s/ Robert H. West*	Director
Robert H. West

/s/ J. Steven Whisler*	Director
J. Steven Whisler

/s/ Edward E. Whitacre, Jr.*	Director
Edward E. Whitacre, Jr.

*	By:	/s/ Roger Nober
Dated: February 13, 2009		Roger Nober Executive Vice President Law and Secretary

S-2

Burlington Northern Santa Fe Corporation and Subsidiaries

Exhibit Index

Exhibit Number and Description		Incorporated by Reference (if applicable)
		Form	File Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1 Amended and Restated Certificate of Incorporation of Burlington Northern Santa Fe Corporation, dated December 21, 1994, as amended.	10-Q	8/13/1998	1-11535	3.1

	3.2 By-Laws of Burlington Northern Santa Fe Corporation, as amended and restated, dated December 11, 2008.	8-K	12/12/2008	1-11535	3.1

(4)	Instruments defining the rights of security holders, including indentures

	4.1 Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee.	S-3	2/8/1999	333-72013	4

	4.2 Form of BNSF’s 6 1/8% Notes Due March 15, 2009.	10-K	3/31/1999	1-11535	4.2

	4.3 Form of BNSF’s 6 3/4% Debentures Due March 15, 2029.	10-K	3/31/1999	1-11535	4.3

	4.4 Form of BNSF’s 6.70% Debentures Due August 1, 2028.	10-K	3/31/1999	1-11535	4.4

	4.5 Form of BNSF’s 8.125% Debentures Due April 15, 2020.	10-K	2/12/2001	1-11535	4.5

	4.6 Form of BNSF’s 7.95% Debentures Due August 15, 2030.	10-K	2/12/2001	1-11535	4.6

	4.7 Form of BNSF’s 6.75% Notes Due July 15, 2011.	10-Q	8/3/2001	1-11535	4.1

	4.8 Form of BNSF’s 5.90% Notes Due July 1, 2012.	10-Q	8/9/2002	1-11535	4.1

	4.9 Officers’ Certificate of Determination as to the terms of BNSF’s 4.875% Notes Due January 15, 2015, including Exhibit A thereto, the form of the Notes.	8-K	12/9/2004	1-11535	4.1

	4.10 Indenture, dated as of December 8, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	S-3 ASR	12/8/2005	333-130214	4.1

	4.11 Certificate of Trust of BNSF Funding Trust I, executed and filed by U.S. Bank Trust National Association, Linda Hurt and James Gallegos, as Trustees.	S-3 ASR	12/8/2005	333-130214	4.3

	4.12 Amended and Restated Declaration of Trust of BNSF Funding Trust I, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.4

	4.13 Guarantee Agreement between BNSF and U.S. Bank Trust National Association, as Guarantee Trustee, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.5

	4.14 First Supplemental Indenture, dated as of December 15, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	8-K	12/15/2005	1-11535	4.6

	4.15 Agreement as to Expenses and Liabilities dated as of December 15, 2005, between BNSF and BNSF Funding Trust I.	8-K	12/15/2005	1-11535	4.4 (Exhibit C)

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit

	4.16 Form of BNSF Funding Trust I’s 6.613% Trust Preferred Securities.	8-K	12/15/2005	1-11535	4.4 (Exhibit D)

	4.17 Officer’s Certificate of Determination as to the terms of BNSF’s 6.20% Debentures Due August 15, 2036, including the form of the Debentures.	10-Q	10/24/2006	1-11535	4.1

	4.18 First Supplemental Indenture, dated as of April 13, 2007, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Trust Company, N.A., as Trustee.	8-K	4/13/2007	1-11535	4.1

	4.19 Officer’s Certificate of Determination as to the terms of BNSF’s 5.65% Debentures due May 1, 2017 and 6.15% Debentures Due May 1, 2037, including the forms of the Debentures.	8-K	4/13/2007	1-11535	4.2

	4.20 Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/14/2008	1-11535	4.1

	4.21 Officer’s Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 18, 2018, including the form of the Notes.	8-K	3/14/2008	1-11535	4.2

	4.22 Third Supplemental Indenture, dated as of December 3, 2008, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/3/2008	1-11535	4.1

	4.23 Officer’s Certificate of Determination as to the terms of BNSF’s 7.00% Debentures due February 1, 2014.	8-K	12/3/2008	1-11535	4.2

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

(10)	Material Contracts

	10.1 Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan, as amended and restated February 13, 2008.*	10-K	2/15/2008	1-11535	10.1

	10.2 Form of Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan Director’s Restricted Stock Unit Award Agreement.*	8-K	5/23/2005	1-11535	10.1

	10.3 BNSF Railway Company Incentive Compensation Plan, as amended and restated February 12, 2009. * ‡

	10.4 Burlington Northern Santa Fe Corporation Deferred Compensation Plan, as amended and restated effective December 9, 2004.*	10-K	2/16/2007	1-11535	10.5

	10.5 Burlington Northern Santa Fe Corporation Senior Management Stock Deferral Plan, as amended and restated effective January 1, 2008.*	10-K	2/15/2008	1-11535	10.5

	Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	File Date	File No.	Exhibit

10.6 Burlington Northern Santa Fe Incentive Bonus Stock Program, as amended and restated effective September 14, 2005.*	8-K	9/19/2005	1-11535	10.1

10.7 Burlington Northern Santa Fe 1996 Stock Incentive Plan, as amended and restated December 11, 2008. * ‡

10.8 The Burlington Northern Santa Fe Supplemental Retirement Plan, as amended and restated effective January 1, 2005 and further amended through October 20, 2008. * ‡

10.9 Retirement Benefit Agreement between BNSF and Matthew K. Rose, as amended and restated September 21, 2006.*	10-Q	10/24/2006	1-11535	10.5

10.10 Retirement Benefit Agreement, dated January 16, 2003, between BNSF and John P. Lanigan.*	10-K	2/13/2004	1-11535	10.29

10.11 Special Cash Award Retention Agreement, dated October 9, 2008, between BNSF Railway Company and Peter J. Rickershauser.*	10-Q	10/24/2008	1-11535	10.1

10.12 Form of BNSF Change-in-Control Agreement, as amended and restated December 6, 2007 and effective December 31, 2007 (applicable to Messrs. Rose, Hund, Ice, Lanigan, and Nober and two other executive officers).*	10-K	2/15/2008	1-11535	10.12

10.13 Burlington Northern Santa Fe Corporation Supplemental Investment and Retirement Plan, as amended and restated effective January 1, 2005 as further amended November 4, 2008. * ‡

10.14 Burlington Northern Inc. Director’s Charitable Award Program as amended and restated, effective January 1, 2009. * ‡

10.15 Burlington Northern Santa Fe Salary Exchange Option Program, as amended and restated October 1, 2004.*	10-K	2/15/2005	1-11535	10.18

10.16 Burlington Northern Santa Fe 1999 Stock Incentive Plan, as amended and restated December 11, 2008. * ‡

10.17 Form of 1999 Stock Incentive Plan Stock Option Award Agreement.*	10-K	2/15/2008	1-11535	10.17

10.18 Form of 1999 Stock Incentive Plan Restricted Stock Unit Award Agreement.*	10-K	2/15/2008	1-11535	10.18

10.19 Form of 1999 Stock Incentive Plan Reload Stock Option Agreement.*	10-K	2/15/2008	1-11535	10.19

10.20 Form of 1999 Stock Incentive Plan Special Retention Restricted Stock Unit Award Agreement.*	10-K	2/15/2008	1-11535	10.20

10.21 Form of 1999 Stock Incentive Plan Performance-Based Restricted Stock Unit Award Agreement.*	10-K	2/15/2008	1-11535	10.21

10.22 Form of 1999 Stock Incentive Plan Performance Stock Award Agreement.*	10-K	2/15/2008	1-11535	10.22

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit

	10.23 Amended and Restated Benefits Protection Trust Agreement by and between Burlington Northern Santa Fe Corporation and Wachovia Bank, dated January 8, 2008.*	10-K	2/15/2008	1-11535	10.23

	10.24 Burlington Northern Santa Fe Directors’ Retirement Plan.*	10-K	4/1/1996	1-11535	10.27

	10.24.1 Termination of Burlington Northern Santa Fe Directors’ Retirement Plan, dated July 17, 2003.*	10-K	2/16/2007	1-11535	10.31.1

	10.25 Form of Indemnification Agreement dated as of September 17, 1998, entered into between BNSF and directors.*	10-K	3/31/1999	1-11535	10.37

	10.26 Form of Indemnification Agreement dated as of September 17, 1998, entered into between BNSF and certain officers, including Messrs. Rose, Hund, Ice, Lanigan, Nober and two other executive officers.*	10-K	3/31/1999	1-11535	10.38

	10.27 Burlington Northern Santa Fe 2005 Deferred Compensation Plan for Non- Employee Directors, as amended and restated December 11, 2008. * ‡

	10.28 Burlington Northern Santa Fe Deferred Compensation Plan for Directors, as amended and restated December 9, 2004.*	10-K	2/16/2007	1-11535	10.35

	10.29 Replacement Capital Covenant, dated as of December 15, 2005, by BNSF in favor of and for the benefit of each Covered Debtholder (as defined therein).	10-K	2/17/2006	1-11535	10.41

(12)	Statements re: Computation of Ratios

	12.1 Computation of Ratio of Earnings to Fixed Charges. ‡

(21)	Subsidiaries of the registrant

	21.1 Subsidiaries of BNSF. ‡

(23)	Consents of experts and counsel

	23.1 Consent of PricewaterhouseCoopers LLP. ‡

(24)	Power of Attorney

	24.1 Power of Attorney. ‡

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1 Principal Executive Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). ‡

	31.2 Principal Financial Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). ‡

(32)	Section 1350 Certifications

	32.1 Certification Pursuant to Rule 13a-14(b) and 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). ‡

(99)	Additional Exhibits

	99.1 Certification Pursuant to Section 303A.12 of the New York Stock Exchange Listed Company Manual. ‡

* Management contract or compensatory plan

‡ Filed herewith