Form 10-Q
period 2009-03-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2009-04-23
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                              Yes  [x]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
 (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [  ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”
and “smaller reporting company” in Rule 12b-2 of the Exchange Act.                                 Large accelerated filer  [x]  Accelerated filer  [  ]   Non-accelerated filer  [  ] Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                             Yes  [  ]  No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at April 14, 2009

Common stock, $.01 par value	339,557,745 shares

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

Three Months Ended March 31,	2009	2008
Revenues	$3,424	$4,261

Operating expenses:
Compensation and benefits	868	983
Fuel	614	1,045
Purchased services	478	525
Depreciation and amortization	370	341
Equipment rents	201	230
Materials and other	224	262
Total operating expenses	2,755	3,386
Operating income	669	875
Interest expense	198	134
Other expense, net	3	–

Income before taxes	468	741
Income tax expense	175	286
Net income	$293	$455

Earnings per share:
Basic earnings per share	$0.86	$1.31
Diluted earnings per share	$0.86	$1.30
Average shares:
Basic	339.3	346.3
Dilutive effect of stock awards	2.6	5.0
Diluted	341.9	351.3
Dividends declared per share	$0.40	$0.32

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, shares in thousands)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$610	$633
Accounts receivable, net	825	847
Materials and supplies	538	525
Current portion of deferred income taxes	472	442
Other current assets	277	218
Total current assets	2,722	2,665

Property and equipment, net	31,391	30,847
Other assets	2,850	2,891
Total assets	$36,963	$36,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,133	$3,190
Long-term debt due within one year	275	456
Total current liabilities	3,408	3,646

Long-term debt and commercial paper	9,416	9,099
Deferred income taxes	8,787	8,590
Pension and retiree health and welfare liability	1,049	1,047
Casualty and environmental liabilities	968	959
Employee separation costs	56	57
Other liabilities	1,865	1,874
Total liabilities	25,549	25,272
Commitments and contingencies (see Notes 2, 4 and 5)
Stockholders’ equity:
Common stock, $0.01 par value, 600,000 shares authorized; 541,969 shares and 541,346 shares issued, respectively	5	5
Additional paid-in capital	7,657	7,631
Retained earnings	12,921	12,764
Treasury stock, at cost, 202,433 shares and 202,165 shares, respectively	(8,410)	(8,395)
Accumulated other comprehensive loss	(759)	(874)
Total stockholders’ equity	11,414	11,131
Total liabilities and stockholders’ equity	$36,963	$36,403

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Three Months Ended March 31,	2009	2008
OPERATING ACTIVITIES
Net income	$293	$455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	370	341
Deferred income taxes	90	83
Employee separation costs paid	(4)	(4)
Long-term casualty and environmental liabilities, net	(1)	7
Other, net	53	5
Changes in current assets and liabilities:
Accounts receivable, net	78	(68)
Change in accounts receivables sales program	(50)	–
Materials and supplies	(13)	(60)
Other current assets	(99)	(108)
Accounts payable and other current liabilities	17	264
Net cash provided by operating activities	734	915
INVESTING ACTIVITIES
Capital expenditures	(462)	(468)
Construction costs for facility financing obligation	(13)	(4)
Acquisition of equipment pending financing	(286)	(173)
Proceeds from sale of assets financed	368	–
Other, net	2	(98)
Net cash used for investing activities	(391)	(743)
FINANCING ACTIVITIES
Net increase (decrease) in commercial paper and bank borrowings	6	(162)
Proceeds from issuance of long-term debt	–	650
Payments on long-term debt	(257)	(58)
Dividends paid	(136)	(112)
Proceeds from stock options exercised	8	35
Purchase of BNSF common stock	(4)	(373)
Excess tax benefits from equity compensation plans	4	31
Proceeds from facility financing obligation	15	18
Other, net	(2)	(6)
Net cash (used for) provided by financing activities	(366)	23
(Decrease) increase in cash and cash equivalents	(23)	195
Cash and cash equivalents:
Beginning of period	633	330
End of period	$610	$525
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$138	$130
Income taxes paid, net of refunds	$16	$77
Non-cash asset financing	$395	$25

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Shares in thousands, dollars in millions, except per share data)
(Unaudited)

	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2008	541,346	(202,165)	$7,636	$12,764	$(8,395)	$(874)	$11,131
Common stock dividends, $0.40 per share			–	(136)	–	–	(136)
Restricted stock activity and related tax expense of less than $1	23	1	2	–	–	–	2
Exercise of stock options and related tax benefit of $5	600	(202)	24	–	(11)	–	13
Purchase of BNSF common stock[a]	–	(67)	–	–	(4)	–	(4)
Comprehensive income:
Net income			–	293	–	–	293
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $2			–	–	–	3	3
Fuel/interest hedge mark-to-market and other items net of tax expense of $53			–	–	–	85	85
Recognized loss on derivative instruments discontinued hedges, net of tax benefit of $16			–	–	–	27	27
Total comprehensive income							408
Balance at March 31, 2009	541,969	(202,433)	$7,662	$12,921	$(8,410)	$(759)	$11,414

a Total-to-date share repurchases through March 31, 2009, under the Company’s share repurchase program, were 192 million shares at an average price of $41.53 per share, leaving 18 million shares available for repurchase out of the 210 million shares authorized.

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.      Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, including the financial statements and notes thereto. Burlington Northern Santa Fe Corporation (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated. BNSF was incorporated in Delaware on December 16, 1994.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of March 31, 2009, and the results of operations for the three month periods ended March 31, 2009 and 2008.

Certain comparative prior period amounts in the Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported operating income or net income.

2.      Hedging Activities

The Company uses derivative financial instruments to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A or higher as of March 31, 2009. The maximum amount of loss the Company would incur from credit risk based on the gross fair value of financial instruments in asset positions as of March 31, 2009 and December 31, 2008, was $66 million and $77 million, respectively. Other than as disclosed under the heading “Fuel; Total Fuel-Hedging Activities,” the Company’s hedge agreements do not include provisions requiring collateral. Certain of the Company’s hedge instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. As such, the Company’s net asset exposure to counterparty credit risk was $46 million and $53 million as of March 31, 2009 and December 31, 2008, respectively.

Additional disclosure related to derivative instruments is included in Note 9 to the Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements and collateral paid (in millions).

Fair Value of Derivative Instruments
Asset Derivatives
	Balance Sheet	March 31,		December 31,
	Location	2009		2008
Derivatives designated as hedging instruments under SFAS No. 133

Fuel Contracts	Other liabilities	$2	$	−
Interest Rate Contracts	Other current assets	2		5
Interest Rate Contracts	Other assets	62		72
Total Asset Derivatives designated as hedging instruments under SFAS No. 133		$66		$77
Liability Derivatives
	Balance Sheet	March 31,		December 31,
	Location	2009		2008
Derivatives designated as hedging instruments under SFAS No. 133
Fuel Contracts	Accounts payable and other current liabilities	$228		$279
Fuel Contracts	Other liabilities	172		193
Interest Rate Contracts	Accounts payable and other current liabilities	−		108
Total Liability Derivatives designated as hedging instruments under SFAS No. 133		$400		$580
Derivatives not designated as hedging instruments under SFAS No. 133
Interest Rate Contracts	Accounts payable and other current liabilities	$43	$	−
Total Liability Derivatives		$443		$580

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Effect of Derivative Instruments Gains and Losses for the Three Month Periods Ended March 31, 2009 and 2008

Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2009		2008
Interest Rate Contracts	Interest expense	$5	$	−
Total derivatives		$5	$	−

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
	2009	2008		2009	2008		2009		2008
Fuel Contracts	$(32))	$24	Fuel expense	$(106))	$10	Fuel expense	$1	$	−
Interest Rate Contracts	65	(8))	Interest expense	−	−	Interest expense	−		−
Total derivatives	$33	$16		$(106))	$10		$1	$	−

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of (Loss) Recognized in Income on Derivative	Amount of (Loss) Recognized in Income on Derivative
		2009	2008
Interest Rate Contracts	Interest expense	$(43))	$ −
Total derivatives		$(43))	$ −

a   No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Fuel

Fuel costs represented 22 percent and 31 percent of total operating expenses during the three month periods ended March 31, 2009 and 2008, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on locomotive fuel consumption (which represents substantially all fuel consumption) during the twelve-month period ended March 31, 2009, and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $14 million of additional fuel expense on an annual basis. However, BNSF believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

  Total Fuel-Hedging Activities

As of March 31, 2009, BNSF’s total fuel-hedging positions for the remainder of 2009, 2010, 2011, and 2012 covered approximately 22 percent, 19 percent, 14 percent, and less than 1 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Balance Sheets for settled fuel-hedge transactions were as follows (in millions):

	March 31,	December 31,
	2009	2008

Settled fuel-hedging contracts payable	$$ (106)	$$ (38)

Certain of the Company’s fuel-hedge instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). The aggregate fair value of all open fuel-hedge instruments under these provisions was in a net liability position on March 31, 2009 and December 31, 2008, of $100 million and $131 million, respectively, for which the Company posted collateral of $62 million and $106 million, respectively. Additional collateral of $36 million and $20 million was posted related to settled fuel-hedging contracts payable at March 31, 2009 and December 31, 2008, respectively. The collateral was reflected as a reduction to either accounts payable and other current liabilities or other liabilities in the Consolidated Balance Sheets, depending on the expiration date of the related fuel hedges. The settled fuel-hedge liabilities presented in the table above do not reflect a reduction for the posted collateral.

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of March 31, 2009, BNSF had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. Over the twelve months ended March 31, 2009, the sum of all such costs averaged approximately 24 cents per gallon.

During the first quarter of 2009, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 29.6 million gallons of fuel with an average swap price of $1.76 per gallon. The following table provides fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of March 31, 2009.

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual

HO Swaps
Gallons hedged (in millions)	2.60	3.80	2.60	2.80	11.80
Average swap price (per gallon)	$1.61	$1.62	$1.67	$1.74	$1.66
Fair value (in millions)	$–	$–	$–	$–	$–

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual

HO Swaps
Gallons hedged (in millions)	3.40	3.40	3.00	3.00	12.80
Average swap price (per gallon)	$1.77	$1.75	$1.80	$1.86	$1.79
Fair value (in millions)	$–	$–	$–	$–	$–

Quarter Ending
2012	March 31,

HO Swaps
Gallons hedged (in millions)	5.00
Average swap price (per gallon)	$1.92
Fair value (in millions)	$–

  West Texas Intermediate (WTI) Crude Oil Hedges

    In addition, BNSF enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended March 31, 2009, the sum of all such costs averaged approximately 70 cents per gallon.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

No additional WTI hedges were entered into during the first three months of 2009. The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of March 31, 2009.

	Quarter Ending
2009	June 30,	September 30,	December 31,	Total

WTI Swaps
Barrels hedged (in thousands)	1,215	1,240	1,425	3,880
Equivalent gallons hedged (in millions)	51.03	52.08	59.85	162.96
Average swap price (per barrel)	$73.59	$75.09	$75.72	$74.85
Fair value (in millions)	$(26)	$(25)	$(25)	$(76)

WTI Costless Collars
Barrels hedged (in thousands)	755	520	475	1,750
Equivalent gallons hedged (in millions)	31.71	21.84	19.95	73.50
Average cap price (per barrel)	$127.01	$135.82	$135.46	$131.92
Average floor price (per barrel)	$117.05	$125.55	$125.38	$121.84
Fair value (in millions)	$(49)	$(36)	$(32)	$(117)

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual

WTI Swaps
Barrels hedged (in thousands)	1,210	1,110	1,125	1,235	4,680
Equivalent gallons hedged (in millions)	50.82	46.62	47.25	51.87	196.56
Average swap price (per barrel)	$85.05	$87.89	$87.82	$86.27	$86.71
Fair value (in millions)	$(30)	$(28)	$(27)	$(25)	$(110)

WTI Costless Collars
Barrels hedged (in thousands)	400	400	400	300	1,500
Equivalent gallons hedged (in millions)	16.80	16.80	16.80	12.60	63.00
Average cap price (per barrel)	$78.22	$79.80	$81.37	$82.95	$80.43
Average floor price (per barrel)	$72.55	$74.05	$75.38	$76.87	$74.57
Fair value (in millions)	$(5)	$(5)	$(5)	$(4)	$(19)

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual

WTI Swaps
Barrels hedged (in thousands)	870	880	885	935	3,570
Equivalent gallons hedged (in millions)	36.54	36.96	37.17	39.27	149.94
Average swap price (per barrel)	$87.12	$86.52	$86.80	$87.07	$86.88
Fair value (in millions)	$(18)	$(16)	$(16)	$(16)	$(66)

WTI Costless Collars
Barrels hedged (in thousands)	200	200	200	200	800
Equivalent gallons hedged (in millions)	8.40	8.40	8.40	8.40	33.60
Average cap price (per barrel)	$84.00	$84.70	$85.39	$86.10	$85.05
Average floor price (per barrel)	$77.75	$78.40	$79.05	$79.70	$78.73
Fair value (in millions)	$(3)	$(3)	$(2)	$(2)	$(10)

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

Total Interest Rate Hedging Program

All interest rate hedge transactions outstanding are reflected in the following table:

	March 31, 2009
	Maturity Date							Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total
Fair Value Hedges

Fixed to variable swaps (in millions)	$–	$250	$–	$–	$–	$400	$650	$64	[a]
Average fixed rate	–%	7.13%	–%	–%	–%	5.75%	6.28%
Average floating rate	–%	4.19%	–%	–%	–%	2.72%	3.29%

a  Fair value includes $2 million of accrued interest.

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

As of March 31, 2009 and December 31, 2008, BNSF had entered into nine and eleven separate swaps, respectively, with an aggregate notional amount of $650 million and $850 million, respectively, in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF as of March 31, 2009, was 3.29 percent, and the average fixed rate BNSF is to receive was 6.28 percent.

 Cash Flow Interest Rate Hedges

In anticipation of a future debt issuance, the Company entered into five treasury locks during 2008 having an aggregate notional amount of $250 million, and an average locked-in rate of 4.18 percent, to fix a portion of the rate for a future 30-year unsecured debt issuance. The Company also entered into six treasury locks during 2008 having an aggregate notional amount of $150 million, and an average locked-in rate of 3.80 percent, to fix a portion of the rate for a future 10-year unsecured debt issuance. These transactions were previously accounted for as cash flow hedges. However, during the first quarter of 2009, the Company determined that it was no longer probable that it will issue debt according to the terms of the hedges. As such, hedge accounting could no longer be applied to the treasury locks, resulting in a loss of $43 million in the first quarter of 2009, which was the fair value of the treasury locks at March 31, 2009. This loss was recorded in interest expense. The treasury locks were terminated in early April and $33 million was paid to the counterparties, which was the fair value of the treasury locks at the date of termination. Therefore, a gain of $10 million will be recognized in the second quarter of 2009 as a reduction to interest expense.

AOCL included $7 million and $6 million of unrecognized gains on closed hedges as of March 31, 2009 and December 31, 2008, respectively. These amounts will be amortized to interest expense over the life of the corresponding issued debt.

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

    BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at March 31, 2009, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities. In April 2009, BNSF Railway extended the maturity date of one of the 364-day facilities so that both 364-day facilities now expire in November 2009. The two 3-year facilities were entered into in November 2007 and will mature in November 2010. The ratings of the financial institutions providing the credit under the facilities are each rated Aa3/A+ or higher. There were no outstanding undivided interests held by investors under the A/R sales program at March 31, 2009. Outstanding undivided interests held by investors under the A/R sales program were $50 million at December 31, 2008, with $12.5 million outstanding under each of the four facilities. These undivided interests in receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. As of March 31, 2009 and December 31, 2008, $831 million and $889 million, respectively, of receivables had been transferred by SFRC to the master trust. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $831 million and $839 million at March 31, 2009 and December 31, 2008, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $50 million outstanding undivided interests held by investors at December 31, 2008. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $3.9 billion and $4.5 billion for the three months ended March 31, 2009 and 2008, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $1 million and $3 million for the three months ended March 31, 2009 and 2008, respectively. These costs fluctuate monthly with changes in prevailing interest rates as well as unused available commitments and were based on weighted average interest rates of 2.9 percent and 4.3 percent for the three months ended March 31, 2009 and 2008, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold. BNSF Railway has historically experienced very low levels of dilution or delinquency and was well below the established threshold rates at March 31, 2009. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At March 31, 2009 and December 31, 2008, $15 million and $13 million, respectively, of such accounts receivable were greater than 90 days old.

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At March 31, 2009 and December 31, 2008, $53 million and $55 million, respectively, of such allowances had been recorded, of which $53 million and $54 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $1 million at December 31, 2008 had been recorded in other current liabilities because it relates to the outstanding undivided interests held by investors. During the three months ended March 31, 2009 and 2008, $2 million and less than $1 million, respectively, of accounts receivable were written off. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category.

    The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes thresholds for dilution, delinquency, and write-off ratios that, if exceeded, allow the investors participating in this program, at their option, to cancel the program. At March 31, 2009, BNSF Railway was in compliance with these provisions.

4.	Debt

Revolving Credit Facility and Commercial Paper

As of March 31, 2009, the Company had borrowing capacity of up to $1.2 billion under its long-term revolving bank credit facility, which expires in September 2012. Annual facility fees are currently 0.08 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings; (ii) money market rates offered at the option of the lenders; or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving bank credit facility. At March 31, 2009, the Company was in compliance with these covenants.

At March 31, 2009, there were no bank borrowings against the revolving credit agreement.

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

The maturity value of commercial paper as of March 31, 2009, of $157 million, reduced the total capacity available under the revolving credit agreement to $1,043 million. Commercial paper outstanding consisted of $50 million issued to a consolidated subsidiary of BNSF that was eliminated upon consolidation. Consolidated commercial paper outstanding, which had a maturity value of $107 million, was classified as long-term debt on the Company’s Consolidated Balance Sheets.

Notes and Debentures

In February 2009, the Board of Directors (the Board) authorized an additional $1 billion of debt securities that may be issued through the Securities and Exchange Commission (SEC) debt shelf registration process, for a total of $1.5 billion authorized to be issued as of March 31, 2009.

Capital Leases

During the first quarter of 2009, BNSF entered into a 12-year capital lease to finance $368 million of locomotives and freight cars. Additionally, BNSF entered into capital leases totaling $27 million to finance maintenance of way and other vehicles/equipment with lease terms of five to seven years.

Financing Obligation

In 2005, the Company commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF will lease the facility from the third party for 20 years. Construction is expected to be completed by mid-2009 with an approximate cost of $160 million. As of March 31, 2009, BNSF has sold $124 million of completed improvements. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

  Guarantees

As of March 31, 2009, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2009, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$52	$72	$72	9	$28	[b]
Westside Intermodal Transportation Corporation	0.0%	$39	$58	$–	14	$30	[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$12	$18	$–	14	$9	[b]
Chevron Phillips Chemical Company, LP	0.0%	N/Ad	N/Ad	N/Ad	9	$12	[c]
Various lessors (Residual value guarantees)	0.0%	N/A	$271	$271	Various	$69	[c]
All other	0.0%	$4	$5	$2	Various	$–
a Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
c Reflects FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, asset and corresponding liability for the fair value of these guarantees.
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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that the Company could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of March 31, 2009, the Company had recorded a $69 million asset and corresponding liability for the fair value of RVG.

All Other

As of March 31, 2009, BNSF guaranteed $4 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $2 million of the $4 million of guarantees. These guarantees expire between 2011 and 2013.

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended March 31,
	2009	2008
Beginning balance	$251	$270
Accruals	–	–
Payments	(4)	(4)
Ending balance at March 31,	$247	$266

Of the March 31, 2009 obligation, $204 million was related to unasserted claims while $43 million was related to asserted claims. At March 31, 2009, $17 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	Three Months Ended March 31,
	2009	2008
Claims unresolved at beginning of period	1,833	1,781
Claims filed	90	163
Claims settled, dismissed or otherwise resolved	(101)	(117)
Claims unresolved at March 31,	1,822	1,827

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $225 million to $270 million. However, BNSF believes that the $247 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended March 31,
	2009	2008
Beginning balance	$442	$439
Accruals	28	46
Payments	(29)	(31)
Ending balance at March 31,	$441	$454

At March 31, 2009, $183 million was included in current liabilities. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	Three Months Ended March 31,
	2009	2008
Claims unresolved at beginning of period	3,349	3,322
Claims filed	725	1,534
Claims settled, dismissed or otherwise resolved	(858)	(884)
Claims unresolved at March 31,	3,216	3,972

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $380 million to $550 million. However, BNSF believes that the $441 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. Beginning in 2004, BNSF IC entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants and does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in third-party commercial paper, time deposits and money market accounts as well as in commercial paper issued by BNSF. At March 31, 2009, there was approximately $412 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $425 million at December 31, 2008.

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

    Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of March 31, 2009, is approximately $16 million.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 335 sites, including 21 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2009	2008
Beginning balance	$546	$380
Accruals	31	15
Payments	(27)	(19)
Ending balance at March 31,	$550	$376

At March 31, 2009, $70 million was included in current liabilities.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at March 31, 2009, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF Sites
	Three Months Ended March 31,
	2009	2008
Number of sites at beginning of period	336	346
Sites added during the period	6	6
Sites closed during the period	(7)	(6)
Number of sites at March 31,	335	346

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $400 million to $865 million. However, BNSF believes that the $550 million recorded at March 31, 2009, is the best estimate of the Company’s future obligation for environmental costs.

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

Coal Rate Case Decision

    On February 17, 2009, the United States Surface Transportation Board (STB) issued a new decision in a rate dispute between Western Fuels Association, Inc. and Basin Electric Power Cooperative, Inc. (collectively, WFA) and BNSF Railway Company (BNSF Railway). (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. BNSF Railway Company, STB Docket No. 42088). The dispute relates to the reasonableness of rates BNSF Railway charges to WFA for the transportation of approximately 8 million tons of coal a year from Powder River Basin mines in Wyoming to the Laramie River Station Plant at Moba Junction, Wyoming. The STB previously ruled in this matter in 2007 that the challenged rates were not shown unreasonable.  During the pendency of the case, the STB issued new guidelines for reviewing the reasonableness of rates in cases such as this and then permitted WFA to submit new evidence. In its new 2009 decision, the STB found that these same challenged rates were not commercially reasonable. The STB ordered BNSF Railway to reimburse WFA for amounts previously collected above the new levels prescribed and to establish and maintain rates that do not exceed the maximum reasonable revenue-to-variable cost levels prescribed in the decision. The final amount of reparations has not yet been determined. The STB also prescribed maximum rates through 2024 at levels substantially below the rates previously set by BNSF Railway. In compliance with the STB’s decision, BNSF Railway published new rates to the Laramie River Station effective March 20, 2009, and WFA has challenged BNSF Railway’s methodology for implementing those rates before the STB. On March 4, 2009, BNSF Railway filed a petition for judicial review of the 2009 decision of the STB to the United States Court of Appeals for the District of Columbia Circuit (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. Surface Transportation Board and United States of America, Consolidated Docket Nos. 08-1167 and 09-1092).

    As a result of the STB's decision, BNSF recognized a loss of $105 million, or $0.19 per diluted share, in excess of amounts previously accrued.  Of the total loss, $96 million and $9 million were recorded as a reduction to freight revenues and an increase to interest expense, respectively.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

6.    Employee Separation Costs

Employee separation costs activity was as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008
Beginning balance at January 1,	$79	$91
Accruals	2	1
Payments	(4)	(4)
Ending balance at March 31,	$77	$88

           Employee separation liabilities of $77 million were included in the Consolidated Balance Sheet at March 31, 2009, and principally represent the following: (i) $75 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) less than $1 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $2 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At March 31, 2009, $21 million of the remaining liabilities was included in current liabilities.

    The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2009 and 2020. As of March 31, 2009, the Company had updated its estimate and recorded an additional liability of $2 million related to deferred benefits. The remaining costs for (ii) above are expected to be paid out between 2009 and approximately 2011, and the costs for (iii) above are expected be paid out between 2009 and 2021 based on deferral elections made by the affected employees.

7.    Employment Benefit Plans

Components of the net cost for the three months ended March 31, 2009 and 2008 were as follows (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Net Cost	2009	2008	2009	2008
Service cost	$7	$6	$–	$1
Interest cost	26	26	4	4
Expected return on plan assets	(27)	(28)	–	–
Amortization of net loss	6	4	–	1
Amortization of prior service credit	–	–	(1)	(2)
Net cost recognized	$12	$8	$3	$4

8.   Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 4.7 million and 2.0 million for the three months ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

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

The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended March 31,
	2009	2008
Net income	$293	$455
Other comprehensive income:
Change in unrecognized prior service credit and actuarial losses, net of tax (see Note 7)	3	2
Fuel/interest hedge mark-to-market and other items, net of tax (see Note 2)	85	4
Recognized loss on derivative instruments-discontinued hedges, net of tax (see Note 2)	27	–
Unrealized loss on securities held by equity method investees, net of tax	–	(1)
Total comprehensive income	$408	$460

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

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (the “Company”) as of March 31, 2009, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2009 and 2008, and the consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2009. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 2009 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/  PricewaterhouseCoopers LLP

Fort Worth, Texas
April 22, 2009

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

Company Overview

Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. BNSF’s primary operating subsidiary, BNSF Railway, operates one of the largest North American rail networks with about 32,000 route miles in 28 states and two Canadian provinces. Through its one operating transportation segment, BNSF Railway transports a wide range of products and commodities including Consumer Products, Coal, Industrial Products and Agricultural Products.

Additional operational information, including weekly intermodal and carload unit reports as submitted to the Association of American Railroads and annual reports submitted to the Surface Transportation Board, are available on the Company’s Web site at www.bnsf.com/investors.

Executive Summary

 Overview:

➢
Quarterly earnings were $0.86 per diluted share, which included a $0.19 per share loss related to an unfavorable coal rate case decision (see Note 5 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision”) and an $0.08 per share loss on interest rate hedges on debt no longer expected to be issued (see Note 2 to the Consolidated Financial Statements for additional information). First-quarter 2008 earnings were $1.30 per diluted share.

➢	Quarterly freight revenues of $3.31 billion were $831 million, or 20 percent lower than first-quarter 2008 freight revenues of $4.14 billion.

✓
The 20-percent decrease in freight revenues included a reduction in fuel surcharges of approximately $325 million and a $96 million loss in excess of amounts previously accrued related to the unfavorable coal rate case decision. The remaining variance was due to lower unit volumes as a result of the economic downturn, partially offset by improved yields.

➢
Operating expenses for the first quarter of 2009 were $2.76 billion, or 19 percent lower than first-quarter 2008 operating expenses of $3.39 billion. The $631 million decrease in operating expenses was driven by lower fuel prices, which decreased fuel expenses by about $300 million, decreased unit volumes and cost controls.

Capital Commitment Outlook for 2009

➢
The Company anticipates that capital commitments for 2009 will be approximately $2.6 billion, or $100 million lower than previously disclosed. This reduction reflects improved labor productivity of the Company’s engineering capital gangs as well as approximately $50 million in expansion and other spending.

Results of Operations

Three Months Ended March 31, 2009, Compared with Three Months Ended March 31, 2008

Revenues

The following table presents BNSF’s revenue information by business group for the three months ended March 31, 2009 and 2008.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2009	2008	2009	2008	2009	2008

Consumer Products	$1,051	$1,384	976	1,165	$1,077	$1,188
Coal	863	954	627	634	1,376	1,505
Industrial Products	719	939	298	403	2,413	2,330
Agricultural Products	679	866	227	284	2,991	3,049
Total Freight Revenues	3,312	4,143	2,128	2,486	$1,556	$1,667
Other Revenues	112	118
Total Operating Revenues	$3,424	$4,261

Freight revenues for the first quarter of 2009 were $3,312 million, down 20 percent compared with the same 2008 period, on a 14-percent decline in unit volumes resulting from the economic downturn. Average revenue per car/unit was down 7 percent in the first quarter of 2009 from the first quarter of 2008 primarily due to a decrease of approximately $325 million in fuel surcharges compared with the same 2008 period, as well as a $96 million loss in excess of amounts previously accrued related to an unfavorable coal rate case decision (see Note 5 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision”).

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $1,051 million for the first quarter of 2009 were $333 million, or 24 percent less than the first quarter of 2008. This reflects lower international intermodal, domestic intermodal and automotive volumes due to the economy and a decline in average revenue per unit due primarily to lower fuel surcharges.

Coal

BNSF is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues declined $91 million, or 10 percent, to $863 million for the first quarter of 2009 compared with the same 2008 period. Improved yields from renewed contracts and contractual inflation escalators on slightly lower unit volumes were more than offset by the $96 million loss in excess of amounts previously accrued related to the unfavorable coal rate case decision (see Note 5 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision”) and lower fuel surcharges.

Industrial Products

Industrial Products’ freight business consists of five business areas: construction products, building products, petroleum products, chemicals and plastic products and food and beverages.

Industrial Products revenues of $719 million for the first quarter of 2009 were $220 million, or 23 percent less than the first quarter of 2008 due to lower unit volumes, driven by lower demand for construction and building products, and decreased fuel surcharges, partially offset by improved yields.

Agricultural Products

The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

Agricultural Products revenues decreased $187 million, or 22 percent, to $679 million for the first quarter of 2009. This decrease was due mainly to reduced domestic loadings and international grain shipments and lower fuel surcharges, partially offset by improved yields.

Other Revenues

Other revenues decreased $6 million, or 5 percent, to $112 million for the first quarter of 2009. The decline was primarily due to a decrease in BNSF Logistics revenues. BNSF Logistics is a wholly-owned, third-party logistics company.

Expenses

Total operating expenses for the first quarter of 2009 were $2,755 million, a decrease of $631 million, or 19 percent, from the same period in 2008.

Compensation and benefits

Compensation and benefits includes expenses for BNSF employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $868 million in the first quarter of 2009 were $115 million, or 12 percent lower than the same prior year period. This decrease was primarily the result of lower volumes, cost controls, and reduced incentive compensation costs, which covers all non-union and about one quarter of union employees. The average number of employees decreased 5 percent compared to the first quarter of 2008.

Fuel

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities. Substantially all fuel expense consists of fuel used in locomotives for transportation services. Fuel expense also includes non-locomotive fuel-related costs such as, fuel used in vehicles (maintenance of way and other vehicles/equipment), fuel used in refrigerated cars, intermodal facilities’ fuel, and fuel-based products used in servicing locomotives.

Fuel expenses of $614 million for the first quarter of 2009 were $431 million, or 41 percent lower than the first quarter of 2008. The decrease in fuel expense was primarily due to a decrease in the average all-in cost per gallon of locomotive diesel fuel. The average all-in cost per gallon of locomotive diesel fuel decreased by $0.92 to $1.85, resulting in a $294 million decrease in expense. The decrease in the average all-in cost reflected a decrease in the average purchase price per gallon of $1.29, or a $409 million decrease in locomotive fuel expense, offset by an increase in the hedge loss of 36 cents per gallon, or $115 million (first quarter 2009 loss of $105 million less first quarter 2008 benefit of $10 million). Locomotive fuel consumption in the first quarter of 2009 decreased by 46 million gallons to 318 million gallons, when compared with consumption in the same 2008 period. The remainder of the decrease was primarily due to lower non-locomotive fuel prices.

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

Purchased service expenses of $478 million for the first quarter of 2009 were $47 million, or 9 percent lower than the first quarter of 2008. The decrease was due to variable expenses on lower volumes which led to reduced costs in ramping, drayage and equipment maintenance, as well as lower spending for professional and other services.

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

Depreciation and amortization expenses of $370 million for the first quarter of 2009 were $29 million, or 9 percent higher than the same period in 2008. This increase in depreciation expense was primarily due to capital expenditures and due to updated depreciation rates that went into effect in April 2008 for other roadway property, which includes items such as bridges, office buildings and facilities, telecommunication and information technology systems and machinery.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $201 million decreased $29 million, or 13 percent, compared to the first quarter of 2008 due to improved car velocity, lower volumes and the return of leased equipment.

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

Materials and other expenses of $224 million for the first quarter of 2009 were $38 million or 15 percent lower than the first quarter of 2008 due largely to lower derailment and personal injury costs, reduced volumes and cost controls, partially offset by increased environmental expenses.

Interest expense

Interest expense of $198 million for the first quarter of 2009 was $64 million, or 48 percent higher than the first quarter of 2008. This increase was primarily attributable to a $43 million loss for interest rate hedges on debt no longer expected to be issued (see Note 2 to the Consolidated Financial Statements), and the unfavorable coal rate case decision further increased interest expense by $9 million (see Note 5 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision”).

Income taxes

The effective tax rate for the three months ended March 31, 2009, was 37.4 percent compared with 38.6 percent for the same prior year period. The decrease in the effective tax rate is primarily related to the effect of enacted state tax legislation during the first quarter of 2009.

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

Operating Activities

Net cash provided by operating activities was $734 million for the three months ended March 31, 2009, compared with $915 million for the three months ended March 31, 2008. The decrease was primarily the result of a decrease in earnings before depreciation and amortization expense and changes in working capital, including $50 million related to decreased utilization of the Company’s accounts receivable sales program.

Investing Activities

Net cash used for investing activities was $391 million for the three months ended March 31, 2009, compared with $743 million for the three months ended March 31, 2008. The decrease in cash used for investing activities primarily related to proceeds from the sale of assets financed in the first quarter of 2009 that were acquired in 2008, as well as lower expansion capital. The following table presents a breakdown of cash capital expenditures for the three months ended March 31, 2009 and 2008 (in millions):

Three Months Ended March 31,	2009	2008
Engineering	$347	$298
Mechanical	37	36
Other	28	29
Total Replacement Capital	412	363
Information Services	19	23
Terminal and Line Expansion	31	82
Total	$462	$468

The table above does not include expenditures for equipment financed through operating leases (principally related to rolling stock).

Financing Activities

Three Months Ended March 31, 2009

Net cash used for financing activities during the first quarter of 2009 was $366 million, primarily related to net payments on long-term debt of $251 million and dividend payments of $136 million, partially offset by proceeds from a facility financing obligation of $15 million and proceeds from stock options exercised of $8 million

Aggregate debt due to mature within one year, excluding commercial paper, was $275 million. BNSF’s ratio of net debt to total capitalization was 44.3 percent at March 31, 2009, compared with 44.5 percent at December 31, 2008. The Company’s adjusted net debt to total capitalization was 54.2 percent at March 31, 2009, compared with 54.7 percent at December 31, 2008. BNSF’s adjusted net debt to total capitalization is a non-GAAP measure and should be considered in addition to, but not as a substitute for or preferable to, the information prepared in accordance with GAAP. However, management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.

The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

	March 31,	December 31,
	2009	2008
Net debt to total capitalization [a]	44.3%	44.5%
Adjustment for long-term operating leases and other debt equivalents [b]	9.4	9.7
Adjustment for unfunded pension and retiree health and welfare liability	1.5	1.5
Adjustment for junior subordinated notes [c]	(1.0)	(1.0)
Adjusted net debt to total capitalization	54.2%	54.7%
[a] Net debt to total capitalization is calculated as total debt (long-term debt and commercial paper plus long-term debt due within one year) less cash and cash equivalents divided by the sum of net debt and total stockholders’ equity.
[b] Primarily represents an adjustment for the net present value of future operating lease commitments.
[c] Junior subordinated notes are included in total debt on the respective Consolidated Balance Sheets; however, as they include certain equity characteristics, they have been assigned 50 percent equity credit for purposes of this calculation.

In February 2009, the Board authorized an additional $1 billion of debt securities that may be issued through the SEC debt shelf  registration process, for a total of $1.5 billion authorized to be issued as of March 31, 2009.

During the first quarter of 2009, BNSF entered into a 12-year capital lease to finance $368 million of locomotives and freight cars. Additionally, BNSF entered into capital leases totaling $27 million to finance maintenance of way and other vehicles/equipment with lease terms of five to seven years.

In 2005, the Company commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF will lease the facility from the third party for 20 years. Construction is expected to be completed by mid-2009 with an approximate cost of $160 million. As of March 31, 2009, BNSF has sold $124 million of completed improvements. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

Three Months Ended March 31, 2008

Net cash provided for financing activities during the first three months of 2008 was $23 million, primarily related to net debt borrowings of $430 million, proceeds from stock options exercised of $35 million, excess tax benefits from equity compensation plans of $31 million and proceeds from a facility financing obligation of $18 million, which were partially offset by common stock repurchases of $373 million, including $18 million to satisfy tax withholding obligations for stock option exercises, and dividend payments of $112 million.

During the first quarter of 2008, BNSF entered into capital leases totaling $25 million to finance maintenance of way and other vehicles/equipment with lease terms of three to seven years.

Dividends

Common stock dividends declared for the three months ended March 31, 2009 and 2008 were $0.40 and $0.32 per share, respectively. Dividends paid on common stock during the first quarter of 2009 and 2008 were $136 million and $112 million, respectively. On February 13, 2009, the Board declared a quarterly dividend of $0.40 per share on outstanding shares of common stock, payable April 1, 2009, to shareholders of record on March 11, 2009. On April 23, 2009, the Board declared a quarterly dividend of $0.40 per share on outstanding shares of common stock, payable July 1, 2009 to shareholders of record on June 10, 2009.

Share Repurchase Program

BNSF did not repurchase shares during the first quarter of 2009. Program-to-date repurchases through March 31, 2009, were 192 million shares at an average price of $41.53 per share, leaving 18 million shares available for repurchase out of the 210 million shares authorized. During the three months ended March 31, 2009, the Company acquired shares from employees at a cost of $4 million to satisfy tax withholding obligations.

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

In the first quarter of 2009, BNSF took delivery of 130 locomotives under a long-term commitment. At March 31, 2009, BNSF’s remaining commitment was to acquire 738 locomotives by 2013.

Under an agreement entered into in 2006, as amended, BNSF has remaining railcar purchase obligations for 253 double-stack cars, 48 covered hopper cars, and 101 autorack cars through 2010.

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

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation, as described in Note 3 to the Consolidated Financial Statements, includes thresholds for dilution, delinquency and write-off ratios that, if exceeded, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a maximum debt-to-capital test, which is the same as in BNSF’s revolving credit agreements. At March 31, 2009, BNSF Railway was in compliance with these provisions.

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

Other Matters

Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance. As of March 31, 2009, BNSF’s counterparties have credit ratings of A2/A or higher.

Fuel

BNSF measures the fair value of fuel hedges from data provided by various external counterparties. The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps and costless collars. This methodology is a market approach, which under SFAS No. 157 utilizes Level 2 inputs as it uses market data for similar instruments in active markets. Certain of the Company’s fuel-hedge instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. Further information on BNSF’s fuel hedging program is incorporated by reference from Note 2 to the Consolidated Financial Statements.

From April 1, 2009 through April 23, 2009, the Company entered into additional swaps utilizing New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO). The supporting tables below provide fuel hedge data for hedges entered into subsequent to the end of the first quarter period.

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	1.70	1.70	1.50	1.50	6.40
Average swap price (per gallon)	$1.78	$1.77	$1.83	$1.89	$1.81

	Quarter Ending
2012	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	4.50	-	-	-	4.50
Average swap price (per gallon)	$1.96	$-	$-	$-	$1.96

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

Employee and Labor Relations

    A significant majority of BNSF Railway’s employees are union-represented. Final agreements were reached in the most recent bargaining round covering 100 percent of BNSF’s unionized workforce. These agreements resolved all wage, work rule and benefit issues through December 31, 2009, and will remain in effect until new agreements are reached in the next bargaining round or the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of U.S. Presidential intervention) are exhausted.

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
•
Expectations as to the effect on the Company’s financial condition of claims, litigation, environmental and personal injury costs, commitments, contingent liabilities, and U.S. Surface Transportation Board and other governmental and regulatory investigations and proceedings;

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•               Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, continuing volatility in the capital or credit markets and other changes in the securities and capital markets, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF’s supplier base and in the industries and geographic areas that produce and consume freight, changes in demand due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, level of service failures that could lead customers to use competitors' services, changes in fuel prices and other key materials and disruptions in supply chains for these materials, increased customer bankruptcies, closures or slowdowns, and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment;

•               Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; the availability of adequate insurance to cover the risks associated with operations; and

    •               Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs in response to changes in demand and other factors, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, restrictions on development and expansion plans due to environmental concerns, constraints due to the nation’s aging infrastructure, disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

	Three Months Ended
	March 31,
	2009	2008
Fuel hedge (loss) benefit (including ineffective portion of unexpired hedges)	$(105)	$10
Interest rate hedge benefit	5	–
Interest rate derivative loss (see Note 2 to the Consolidated Financial Statements)	(43)	–
Total hedge and derivative (loss) benefit	(143)	10
Tax effect	55	(4)
Hedge and derivative (loss) benefit, net of tax	$(88)	$6

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

Commodity Price Sensitivity

BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of March 31, 2009, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO) or West Texas Intermediate (WTI) crude oil. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, HO and WTI.

At March 31, 2009, BNSF had recorded a fuel-hedging liability of $398 million for fuel hedges covering 2009 through 2012.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending March 31, 2010, and the balance sheet impact from the hypothetical price changes on all open hedges, both based on the Company’s hedge position at March 31, 2009:

Sensitivity Analysis
Hedged commodity price change	Fuel-hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel-hedge fair value
10-percent increase	$41 million increase	$96 million increase
10-percent decrease	$41 million decrease	$97 million decrease

Based on locomotive fuel consumption during the twelve-month period ending March 31, 2009, of 1,368 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a 10-percent increase or decrease in the commodity price per gallon would result in an approximate $347 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis. Additionally, the Company uses fuel surcharges, which it believes substantially mitigates the risk of fuel price volatility.

At March 31, 2009, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

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

At March 31, 2009, the fair value of BNSF’s debt, excluding capital leases and a net fair value interest rate hedge benefit of $62 million, was $7,880 million.

The following table is an estimate of the impact to earnings and the fair value of the total debt, excluding capital leases, and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending March 31, 2010, based on debt levels and outstanding hedges as of March 31, 2009:

Sensitivity Analysis
Hypothetical change in interest rates	Floating rate debt - Annual pre-tax earnings impact	Change in fair value
		Total debt[a]	Interest rate hedges
1-percent decrease	$8 million increase	$657 million increase	$31 million decrease
1-percent increase	$8 million decrease	$564 million decrease	$21 million increase
a Excludes the impact of interest rate hedges.

Further information on interest rate hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements. Information on the Company’s debt, which may be sensitive to interest rate fluctuations, is incorporated by reference from Note 4 to the Consolidated Financial Statements.

Item 4.    Controls and Procedures.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF’s  principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF's principal executive officer and principal financial officer have concluded that there have been no changes in BNSF's internal control over financial reporting that occurred during BNSF’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF's internal control over financial reporting.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

PART II OTHER INFORMATION

Item 1. Legal Proceedings

    On February 17, 2009, the United States Surface Transportation Board (STB) issued a new decision in a rate dispute between Western Fuels Association, Inc. and Basin Electric Power Cooperative, Inc. (collectively, WFA) and BNSF Railway Company (BNSF Railway). (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. BNSF Railway Company, STB Docket No. 42088). The dispute relates to the reasonableness of rates BNSF Railway charges to WFA for the transportation of approximately 8 million tons of coal a year from Powder River Basin mines in Wyoming to the Laramie River Station Plant at Moba Junction, Wyoming. The STB previously ruled in this matter in 2007 that the challenged rates were not shown unreasonable.  During the pendency of the case, the STB issued new guidelines for reviewing the reasonableness of rates in cases such as this and then permitted WFA to submit new evidence. In its new 2009 decision, the STB found that these same challenged rates were not commercially reasonable. The STB ordered BNSF Railway to reimburse WFA for amounts previously collected above the new levels prescribed and to establish and maintain rates that do not exceed the maximum reasonable revenue-to-variable cost levels prescribed in the decision. The final amount of reparations has not yet been determined. The STB also prescribed maximum rates through 2024 at levels substantially below the rates previously set by BNSF Railway. At the time it released its 2009 decision, the STB estimated the value to the shipper of reparations and the reduced rates would represent $345 million over the 20 year period. In compliance with the STB’s decision, BNSF Railway published new rates to the Laramie River Station effective March 20, 2009, and WFA has challenged BNSF Railway’s methodology for implementing those rates before the STB. On March 4, 2009, BNSF Railway filed a petition for judicial review of the 2009 decision of the STB to the United States Court of Appeals for the District of Columbia Circuit (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. Surface Transportation Board and United States of America, Consolidated Docket Nos. 08-1167 and 09-1092). The Company believes that the rates challenged by WFA were legally and commercially reasonable and that the STB decision is arbitrary and unsupported by substantial evidence, and otherwise not in accordance with law.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended March 31, 2009 (shares in thousands):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[b]
January 1 – 31	3	$71.01	-	17,816
February 1 – 28	-	$-	-	17,816
March 1 – 31	199	$55.35	-	17,816
Total	202	$55.60	-

a
Total number of shares purchased includes 202 thousand shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include 67 thousand shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Election of Eleven Directors

At the April 23, 2009, annual meeting of shareholders, the Company’s shareholders elected 11 directors, each for a one-year term.

The shareholders elected the Company’s 11 nominees to the 11 director positions by the vote shown below:

Nominees	Votes For	Votes Against	Abstentions
Alan L. Boeckmann	283,580,524	11,292,810	1,185,272
Donald G. Cook	291,735,836	3,104,207	1,218,563
Vilma S. Martinez	281,875,752	12,946,971	1,235,883
Marc F. Racicot	291,324,521	3,580,211	1,153,874
Roy S. Roberts	289,342,549	5,512,147	1,203,910
Matthew K. Rose	286,408,519	8,483,156	1,166,931
Marc J. Shapiro	288,423,975	6,402,847	1,231,784
J.C. Watts, Jr.	291,332,360	3,579,799	1,146,447
Robert H. West	289,819,339	4,985,830	1,253,437
J. Steven Whisler	289,537,319	5,268,395	1,252,892
Edward E. Whitacre, Jr.	289,470,425	5,288,254	1,299,927

Ratification of the Appointment of Independent Auditor

The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor in 2009 as follows:

-	For: 290,735,389
-	Against: 4,435,031
-	Abstentions: 888,186

Shareholder Proposal Regarding Say on Executive Pay

The shareholders voted against requiring a non-binding advisory vote to ratify compensation of named executive officers as follows:

-	For: 76,884,067
-	Against: 181,134,827
-	Abstentions: 3,671,966

Shareholder Proposal Regarding Special Shareholder Meetings

The shareholders voted against requiring the Board of Directors to amend the By-Laws and other governing document to give holders of ten percent of outstanding common stock the power to call special shareholder meetings as follows:

-	For: 75,701,589
-	Against: 184,322,785
-	Abstentions: 1,666,486

Shareholder Proposal Regarding Report on Political Contributions

The shareholders voted against requiring the Company to provide a report, updated semi-annually, disclosing policies and procedures for political contributions and expenditures made with corporate funds, and disclosing certain political contributions and expenditures not deductible under Section 162(e)(1)(B) of the Internal Revenue Code, as follows:

-      For:  57,555,785
   -     Against:  186,256,932
   -     Abstentions:  17,878,143

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated: April 23, 2009

S-1

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

Exhibit Index

Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Burlington Northern Santa Fe Corporation, dated December 21, 1994, as amended.	10-Q	8/13/1998	001-11535	3.1

3.2	By-Laws of Burlington Northern Santa Fe Corporation, as amended and restated, dated December 11, 2008.	8-K	12/12/08	001-11535	3.2

10.1	Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan, as amended and restated February 13, 2009. * **

12.1	Computation of Ratio of Earnings to Fixed Charges.**

15.1	Independent Registered Public Accounting Firm’s Awareness Letter.**

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).**

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