Form 10-Q
period 2009-06-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2009-07-24
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes  [  ]  No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at July 14, 2009
Common stock, $.01 par value	340,023,689 shares

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$3,316	$4,478	$6,740	$8,739

Operating expenses:
Compensation and benefits	824	951	1,692	1,934
Fuel	509	1,291	1,123	2,336
Purchased services	466	540	944	1,065
Depreciation and amortization	379	349	749	690
Equipment rents	196	223	397	453
Materials and other	145	410	369	672
Total operating expenses	2,519	3,764	5,274	7,150
Operating income	797	714	1,466	1,589
Interest expense	137	140	335	274
Other expense, net	1	5	4	5

Income before income taxes	659	569	1,127	1,310
Income tax expense	255	219	430	505
Net income	$404	$350	$697	$805

Earnings per share:
Basic earnings per share	$1.18	$1.01	$2.05	$2.32
Diluted earnings per share	$1.18	$1.00	$2.03	$2.29

Dividends declared per share	$0.40	$0.32	$0.80	$0.64

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, shares in thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$484	$633
Accounts receivable, net	815	847
Materials and supplies	534	525
Current portion of deferred income taxes	409	442
Other current assets	337	218
Total current assets	2,579	2,665

Property and equipment, net of accumulated depreciation of $10,214 and $9,912, respectively	31,744	30,847
Other assets	3,049	2,891
Total assets	$37,372	$36,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,880	$3,190
Long-term debt due within one year	555	456
Total current liabilities	3,435	3,646

Long-term debt	9,283	9,099
Deferred income taxes	8,992	8,590
Pension and retiree health and welfare liability	1,020	1,047
Casualty and environmental liabilities	949	959
Employee separation costs	65	57
Other liabilities	1,777	1,874
Total liabilities	25,521	25,272
Commitments and contingencies (see Notes 2, 4 and 5)
Stockholders’ equity:
Common stock, $0.01 par value, 600,000 shares authorized; 542,586 shares and 541,346 shares issued, respectively	5	5
Additional paid-in capital	7,676	7,631
Retained earnings	13,190	12,764
Treasury stock, at cost, 202,567 shares and 202,165 shares, respectively	(8,419)	(8,395)
Accumulated other comprehensive loss	(601)	(874)
Total stockholders’ equity	11,851	11,131
Total liabilities and stockholders’ equity	$37,372	$36,403

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Six Months Ended June 30,	2009	2008
OPERATING ACTIVITIES
Net income	$697	$805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	749	690
Deferred income taxes	258	132
Employee separation costs paid	(6)	(7)
Long-term casualty and environmental liabilities, net	(30)	191
Other, net	21	40
Changes in current assets and liabilities:
Accounts receivable, net	88	(36)
Change in accounts receivables sales program	(50)	–
Materials and supplies	(9)	(110)
Other current assets	(146)	(197)
Accounts payable and other current liabilities	(50)	148
Net cash provided by operating activities	1,522	1,656
INVESTING ACTIVITIES
Capital expenditures	(1,082)	(1,042)
Construction costs for facility financing obligation	(31)	(17)
Acquisition of equipment pending financing	(456)	(430)
Proceeds from sale of assets financed	368	190
Other, net	(96)	(110)
Net cash used for investing activities	(1,297)	(1,409)
FINANCING ACTIVITIES
Net increase in commercial paper and bank borrowings	167	44
Proceeds from issuance of long-term debt	–	650
Payments on long-term debt	(322)	(109)
Dividends paid	(273)	(223)
Proceeds from stock options exercised	12	79
Purchase of BNSF common stock	(12)	(642)
Excess tax benefits from equity compensation plans	6	82
Proceeds from facility financing obligation	51	29
Other, net	(3)	(6)
Net cash used for financing activities	(374)	(96)
(Decrease) increase in cash and cash equivalents	(149)	151
Cash and cash equivalents:
Beginning of period	633	330
End of period	$484	$481
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$296	$241
Income taxes paid, net of refunds	$118	$400
Non-cash asset financing	$433	$61

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Shares in thousands, dollars in millions, except per share data)
(Unaudited)

	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2008	541,346	(202,165)	$7,636	$12,764	$(8,395)	$(874)	$11,131
Common stock dividends, $0.80 per share			–	(271)	–	–	(271)
Restricted stock and stock options expense			16	–	–	–	16
Restricted stock activity and related tax expense of $3	493	1	(1)	–	–	–	(1)
Exercise of stock options and related tax benefit of $6	747	(206)	30	–	(12)	–	18
Purchase of BNSF common stocka	–	(197)	–	–	(12)	–	(12)
Comprehensive income:
Net income			–	697	–	–	697
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $4			–	–	–	6	6
Fuel/interest hedge mark-to-market and other items, net of tax expense of $147			–	–	–	240	240
Recognized loss on derivative instruments-discontinued hedges, net of tax benefit of $16			–	–	–	27	27
Total comprehensive income							970
Balance at June 30, 2009	542,586	(202,567)	$7,681	$13,190	$(8,419)	$(601)	$11,851

a Total-to-date share repurchases through June 30, 2009, under the Company’s share repurchase program, were 192 million shares at an average price of $41.53 per share, leaving 18 million shares available for repurchase out of the 210 million shares authorized.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of June 30, 2009, and the results of operations for the three and six month periods ended June 30, 2009 and 2008.

BNSF has evaluated subsequent events through July 23, 2009, which represents the date the Consolidated Financial Statements were issued.

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

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A or higher as of June 30, 2009. The maximum amount of loss the Company would incur from credit risk based on the gross fair value of financial instruments in asset positions as of June 30, 2009 and December 31, 2008, was $59 million and $77 million, respectively. Other than as disclosed under the heading “Fuel; Total Fuel-Hedging Activities,” the Company’s hedge agreements do not include provisions requiring collateral. Certain of the Company’s hedge instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. As such, the Company’s net asset exposure to counterparty credit risk was $46 million and $53 million as of June 30, 2009 and December 31, 2008, respectively.

Additional disclosure related to derivative instruments is included in Note 9 to the Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for derivative transactions were as follows (in millions). These amounts exclude $14 million and $106 million of collateral posted for certain fuel hedge contracts as of June 30, 2009 and December 31, 2008, respectively.

	June 30, 2009	December 31, 2008
Short-term hedge asset	$6	$5
Long-term hedge asset	40	72
Short-term hedge liability	(91)	(387)
Long-term hedge liability	(53)	(193)
Total derivatives	$(98)	$(503)

The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions).

Fair Value of Derivative Instruments

Asset Derivatives

	Balance Sheet	June 30,		December 31,
	Location	2009		2008
Derivatives designated as hedging instruments under SFAS No. 133
Fuel Contracts	Other current assets	$4	$	−
Interest Rate Contracts	Other current assets	4		5
Fuel Contracts	Other assets	13		−
Interest Rate Contracts	Other assets	32		72
Fuel Contracts	Accounts payable and other current liabilities	4		−
Fuel Contracts	Other liabilities	2		−
Total Asset Derivatives designated as hedging instruments under SFAS No. 133		$59		$77

Liability Derivatives

	Balance Sheet	June 30,		December 31,
	Location	2009		2008
Derivatives designated as hedging instruments under SFAS No. 133
Fuel Contracts	Other current assets	$2	$	−
Fuel Contracts	Other assets	5		−
Fuel Contracts	Accounts payable and other current liabilities	95		279
Interest Rate Contracts	Accounts payable and other current liabilities	−		108
Fuel Contracts	Other liabilities	55		193
Total Liability Derivatives designated as hedging instruments under SFAS No. 133		$157		$580

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Effect of Derivative Instruments Gains and Losses for the Three Month Periods Ended June 30, 2009 and 2008

Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2009	2008
Interest Rate Contracts	Interest expense	$5	$4
Total derivatives		$5	$4

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
	2009	2008		2009	2008		2009		2008
Fuel Contracts	$204	$96	Fuel expense	$(60)	$23	Fuel expense	$15	$	−
Total derivatives	$204	$96		$(60)	$23		$15	$	−

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2009		2008
Interest Rate Contracts	Interest expense	$10	$	−
Total derivatives		$10	$	−

a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Effect of Derivative Instruments Gains and Losses for the Six Month Periods Ended June 30, 2009 and 2008

Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2009	2008
Interest Rate Contracts	Interest expense	$10	$4
Total derivatives		$10	$4

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
	2009	2008		2009	2008		2009		2008
Fuel Contracts	$172	$120	Fuel expense	$(166)	$33	Fuel expense	$16	$	−
Interest Rate Contracts	65	(8)	Interest expense	−	−	Interest expense	−		−
Total derivatives	$237	$112		$(166)	$33		$16	$	−

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of (Loss) Recognized in Income on Derivative	Amount of (Loss) Recognized in Income on Derivative
		2009		2008
Interest Rate Contracts	Interest expense	$(32)	$	−
Total derivatives		$(32)	$	−

a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Fuel

Fuel costs represented 21 percent and 33 percent of total operating expenses during the six month periods ended June 30, 2009 and 2008, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on locomotive fuel consumption (which represents substantially all fuel consumption) during the twelve-month period ended June 30, 2009, and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $13 million of additional fuel expense on an annual basis. However, BNSF believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities

As of June 30, 2009, BNSF’s total fuel-hedging positions for the remainder of 2009, 2010, 2011, and 2012 covered approximately 21 percent, 19 percent, 14 percent, and 1 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Balance Sheets for settled fuel-hedge transactions were as follows (in millions):

	June 30,	December 31,
	2009	2008

Settled fuel-hedging contracts payable	$$ (60)	$$ (38)

Certain of the Company’s fuel-hedge instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). The aggregate fair value of all open fuel-hedge instruments under these provisions was in a net liability position on June 30, 2009 and December 31, 2008, of $55 million and $131 million, respectively, for which the Company posted collateral of $14 million and $106 million, respectively. Additional collateral of $19 million and $20 million was posted related to settled fuel-hedging contracts payable at June 30, 2009 and December 31, 2008, respectively. The collateral was reflected as a reduction to either accounts payable and other current liabilities or other liabilities in the Consolidated Balance Sheets, depending on the expiration date of the related fuel hedges. The settled fuel-hedge liabilities presented in the table above do not reflect a reduction for the posted collateral.

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of June 30, 2009, BNSF had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. Over the twelve months ended June 30, 2009, the sum of all such costs averaged approximately 21 cents per gallon.

During the first six months of 2009, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 59 million gallons of fuel with an average swap price of $1.91 per gallon. The following table provides fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of June 30, 2009.

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	4.00	6.15	4.00	4.20	18.35
Average swap price (per gallon)	$1.74	$1.76	$1.81	$1.87	$1.79
Fair value (in millions)	$1	$1	$1	$1	$4

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	6.70	6.70	6.00	6.00	25.40
Average swap price (per gallon)	$1.86	$1.85	$1.91	$1.97	$1.90
Fair value (in millions)	$2	$2	$2	$2	$8

Quarter Ending
2012	March 31,
HO Swaps
Gallons hedged (in millions)	15.20
Average swap price (per gallon)	$2.06
Fair value (in millions)	$4

West Texas Intermediate (WTI) Crude Oil Hedges

In addition, BNSF enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended June 30, 2009, the sum of all such costs averaged approximately 56 cents per gallon.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

During the first six months of 2009, the Company entered into fuel collar agreements utilizing WTI to hedge the equivalent of approximately 80 thousand barrels of fuel with an average call price of $79.86 per barrel and an average put price of $70.06 per barrel. The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of June 30, 2009.

	Quarter Ending
2009	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	1,240	1,425	2,665
Equivalent gallons hedged (in millions)	52.08	59.85	111.93
Average swap price (per barrel)	$75.09	$75.72	$75.43
Fair value (in millions)	$(5)	$(4)	$(9)

WTI Costless Collars
Barrels hedged (in thousands)	520	475	995
Equivalent gallons hedged (in millions)	21.84	19.95	41.79
Average cap price (per barrel)	$135.82	$135.46	$135.65
Average floor price (per barrel)	$125.55	$125.38	$125.47
Fair value (in millions)	$(28)	$(25)	$(53)

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	1,210	1,110	1,125	1,235	4,680
Equivalent gallons hedged (in millions)	50.82	46.62	47.25	51.87	196.56
Average swap price (per barrel)	$85.05	$87.89	$87.82	$86.27	$86.71
Fair value (in millions)	$(13)	$(14)	$(13)	$(11)	$(51)

WTI Costless Collars
Barrels hedged (in thousands)	420	420	420	320	1,580
Equivalent gallons hedged (in millions)	17.64	17.64	17.64	13.44	66.36
Average cap price (per barrel)	$78.23	$79.79	$81.33	$82.84	$80.40
Average floor price (per barrel)	$72.35	$73.84	$75.15	$76.54	$74.34
Fair value (in millions)	$(1)	$(1)	$(1)	$(1)	$(4)

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	870	880	885	935	3,570
Equivalent gallons hedged (in millions)	36.54	36.96	37.17	39.27	149.94
Average swap price (per barrel)	$87.12	$86.52	$86.80	$87.07	$86.88
Fair value (in millions)	$(8)	$(7)	$(7)	$(7)	$(29)

WTI Costless Collars
Barrels hedged (in thousands)	200	200	200	200	800
Equivalent gallons hedged (in millions)	8.40	8.40	8.40	8.40	33.60
Average cap price (per barrel)	$84.00	$84.70	$85.39	$86.10	$85.05
Average floor price (per barrel)	$77.75	$78.40	$79.05	$79.70	$78.73
Fair value (in millions)	$(1)	$(1)	$(1)	$(1)	$(4)

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

Total Interest Rate Hedging Program

All interest rate hedge transactions outstanding are reflected in the following table:

	June 30, 2009
	Maturity Date							Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total
Fair Value Hedges
Fixed to variable swaps (in millions)	$–	$250	$–	$–	$–	$400	$650	$36	a
Average fixed rate	–%	7.13%	–%	–%	–%	5.75%	6.28%
Average floating rate	–%	3.50%	–%	–%	–%	2.03%	2.60%

a  Fair value includes $4 million of accrued interest.

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

As of June 30, 2009 and December 31, 2008, BNSF had entered into nine and eleven separate swaps, respectively, with an aggregate notional amount of $650 million and $850 million, respectively, in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF as of June 30, 2009, was 2.60 percent, and the average fixed rate BNSF is to receive was 6.28 percent.

Cash Flow Interest Rate Hedges

In anticipation of a future debt issuance, the Company entered into five treasury locks during 2008 having an aggregate notional amount of $250 million, and an average locked-in rate of 4.18 percent, to fix a portion of the rate for a future 30-year unsecured debt issuance. The Company also entered into six treasury locks during 2008 having an aggregate notional amount of $150 million, and an average locked-in rate of 3.80 percent, to fix a portion of the rate for a future 10-year unsecured debt issuance. These transactions were previously accounted for as cash flow hedges. However, during the first quarter of 2009, the Company determined that it was no longer probable that it would issue debt according to the terms of the hedges. As such, hedge accounting could no longer be applied to the treasury locks. The treasury locks were terminated in early April and $32 million was paid to the counterparties, which was the fair value of the treasury locks at the date of termination. Therefore, a net $32 million loss was recognized during the first six months of 2009 as an increase to interest expense.

AOCL included $7 million and $6 million of unrecognized gains on closed hedges as of June 30, 2009 and December 31, 2008, respectively. These amounts will be amortized to interest expense over the life of the corresponding issued debt.

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

    BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at June 30, 2009, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities. In April 2009, BNSF Railway extended the maturity date of one of the 364-day facilities so that both 364-day facilities now mature in November 2009. The two 3-year facilities were entered into in November 2007 and will mature in November 2010. Each of the financial institutions providing credit under the facilities is rated Aa3/A+ or higher. There were no outstanding undivided interests held by investors under the A/R sales program at June 30, 2009. Outstanding undivided interests held by investors under the A/R sales program were $50 million at December 31, 2008, with $12.5 million outstanding under each of the four facilities. These undivided interests in receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. As of June 30, 2009 and December 31, 2008, $823 million and $878 million, respectively, of receivables had been transferred by SFRC to the master trust. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $823 million and $828 million at June 30, 2009 and December 31, 2008, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $50 million outstanding undivided interests held by investors at December 31, 2008. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $7.5 billion and $9.3 billion for the six months ended June 30, 2009 and 2008, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $1 million and $6 million for the six months ended June 30, 2009 and 2008, respectively. These costs fluctuate monthly with changes in prevailing interest rates as well as unused available commitments and were based on weighted average interest rates of 3.7 percent and 3.8 percent for the six months ended June 30, 2009 and 2008, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based on borrowing needs and upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold. BNSF Railway has historically experienced very low levels of dilution or delinquency and was well below the established threshold rates at June 30, 2009. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At June 30, 2009 and December 31, 2008, $19 million and $9 million, respectively, of such accounts receivable were greater than 90 days old.

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At June 30, 2009 and December 31, 2008, $36 million and $43 million, respectively, of such allowances had been recorded, of which $36 million and $42 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $1 million at December 31, 2008 had been recorded in other current liabilities because it relates to the outstanding undivided interests held by investors. During the six months ended June 30, 2009 and 2008, $6 million and $2 million, respectively, of accounts receivable were written off, net of recoveries. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category.

    The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes thresholds for dilution, delinquency, and write-off ratios that, if exceeded, allow the investors participating in this program, at their option, to cancel the program. At June 30, 2009, BNSF Railway was in compliance with these provisions.

4.	Debt

Revolving Credit Facility and Commercial Paper

As of June 30, 2009, the Company had borrowing capacity of up to $1.2 billion under its long-term revolving bank credit facility, which expires in September 2012. Annual facility fees are currently 0.08 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings; (ii) money market rates offered at the option of the lenders; or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving bank credit facility. At June 30, 2009, the Company was in compliance with these covenants.

At June 30, 2009, there were no bank borrowings against the revolving credit agreement.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF issues commercial paper from time to time that is supported by the revolving bank credit facility. Outstanding commercial paper balances reduce the amount of borrowings available under this agreement.  The classification of commercial paper is determined by the Company’s ability and intent to use long-term or short-term sources to settle the obligations. As of June 30, 2009, commercial paper balances were classified as long-term debt due within one year, as the Company is currently utilizing operating cash flows to settle the obligations.  Previously, the Company classified outstanding commercial paper as long-term debt.

The maturity value of commercial paper as of June 30, 2009, of $267 million, reduced the total capacity available under the revolving credit agreement to $933 million.

Notes and Debentures

In February 2009, the Board of Directors (the Board) authorized an additional $1 billion of debt securities that may be issued through the Securities and Exchange Commission (SEC) debt shelf registration process, for a total of $1.5 billion authorized to be issued as of June 30, 2009.

Capital Leases

During the first six months of 2009, BNSF entered into a 12-year capital lease to finance $368 million of locomotives and freight cars. Additionally, BNSF entered into capital leases totaling $65 million to finance maintenance of way and other vehicles/equipment with lease terms of five to seven years.

Financing Obligation

In 2005, the Company commenced the construction of an intermodal facility that it intended to sell to a third party and subsequently lease back. As of June 30, 2009, construction of the facility was substantially completed for a cost of approximately $160 million. All improvements have been sold to the third party and BNSF leased the facility from the third party for 20 years. This sale leaseback transaction was accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility were classified as investing activities, and the inflows from the associated financing proceeds were classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

Fair Value of Debt Instruments

    At June 30, 2009 and December 31, 2008, the fair value of BNSF’s debt, excluding capital leases and interest rate hedges, was $8,399 million and $8,323 million, respectively, while the book value was $8,213 million and $8,274 million, respectively. The fair value of BNSF’s debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities.  The book value of commercial paper approximates fair value due to its short maturity.

  Guarantees

As of June 30, 2009, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2009, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amounta	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$52	$72	$72	9	$27	b
Westside Intermodal Transportation Corporation	0.0%	$37	$55	$–	14	$30	b
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$12	$17	$–	14	$9	b
Chevron Phillips Chemical Company, LP	0.0%	N/Ad	N/Ad	N/Ad	8	$12	c
Various lessors (Residual value guarantees)	0.0%	N/A	$270	$270	Various	$68	c
All other	0.0%	$4	$4	$1	Various	$–
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

BNSF Railway has outstanding guarantees of $49 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC, and payments related to BNSF Railway’s guarantee of this obligation would only be called for upon default by the original debtor.

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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that the Company could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of June 30, 2009, the Company had recorded a $68 million asset and corresponding liability for the fair value of RVG.

All Other

As of June 30, 2009, BNSF guaranteed $4 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $1 million of the $4 million of guarantees. These guarantees expire between 2011 and 2013.

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Indemnities

In the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. In general, these clauses are customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Due to the uncertainty of whether events which would trigger the indemnification obligations would ever occur, the Company does not believe that these indemnity agreements will have a material adverse effect on the Company’s results of operations, financial position or liquidity. Additionally, the Company believes that, due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty and that the fair value of any such amount would be immaterial to the Consolidated Financial Statements. Agreements that contain unique circumstances, particularly agreements that contain guarantees that indemnify for another party’s acts are disclosed separately if appropriate. Unless separately disclosed above, no fair value liability related to indemnities has been recorded in the Consolidated Financial Statements.

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$247	$266	$251	$270
Accruals	–	–	–	–
Payments	(3)	(5)	(7)	(9)
Ending balance at June 30,	$244	$261	$244	$261

Of the June 30, 2009 obligation, $202 million was related to unasserted claims while $42 million was related to asserted claims. At June 30, 2009, $17 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Claims unresolved at beginning of period	1,822	1,827	1,833	1,781
Claims filed	57	109	147	272
Claims settled, dismissed or otherwise resolved	(129)	(136)	(230)	(253)
Claims unresolved at June 30,	1,750	1,800	1,750	1,800

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $220 million to $265 million. However, BNSF believes that the $244 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$441	$454	$442	$439
Accruals	26	56	54	102
Payments	(31)	(36)	(60)	(67)
Ending balance at June 30,	$436	$474	$436	$474

At June 30, 2009, $173 million was included in current liabilities. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Claims unresolved at beginning of period	3,216	3,972	3,349	3,322
Claims filed	732	913	1,457	2,447
Claims settled, dismissed or otherwise resolved	(793)	(944)	(1,651)	(1,828)
Claims unresolved at June 30,	3,155	3,941	3,155	3,941

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $545 million. However, BNSF believes that the $436 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. Beginning in 2004, BNSF IC entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants and does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in third-party commercial paper, time deposits and money market accounts as well as in commercial paper issued by BNSF. At June 30, 2009, there was approximately $473 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $425 million at December 31, 2008.

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

    Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of June 30, 2009, is approximately $14 million.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 318 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$550	$376	$546	$380
Accruals	(3)	182	28	197
Payments	(18)	(13)	(45)	(32)
Ending balance at June 30,	$529	$545	$529	$545

At June 30, 2009, $70 million was included in current liabilities.

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

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at June 30, 2009, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	Three Months Ended June 30,		Six Months Ended June 30,
BNSF Sites	2009	2008	2009	2008
Number of sites at beginning of period	335	346	336	346
Sites added during the period	3	6	9	12
Sites closed during the period	(20)	(2)	(27)	(8)
Number of sites at June 30,	318	350	318	350

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $380 million to $845 million. However, BNSF believes that the $529 million recorded at June 30, 2009, is the best estimate of the Company’s future obligation for environmental costs.

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

    As a result of the STB’s decision, in the first quarter of 2009 BNSF recognized a loss of $105 million, or $0.19 per diluted share, in excess of amounts previously accrued. Of the total loss, $96 million and $9 million were recorded as a reduction to freight revenues and an increase to interest expense, respectively.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

6.    Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Six Months Ended June 30,	2009	2008
Beginning balance at January 1,	$79	$91
Accruals	9	3
Payments	(6)	(7)
Ending balance at June 30,	$82	$87

    Employee separation liabilities of $82 million were included in the Consolidated Balance Sheet at June 30, 2009, and principally represent the following: (i) $80 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) less than $1 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $2 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At June 30, 2009, $17 million of the remaining liabilities was included in current liabilities.

    The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation. These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2009 and 2020. As of June 30, 2009, the Company had updated its estimate and recorded an additional liability of $9 million related to deferred benefits. The remaining costs for (ii) above are expected to be paid out between 2009 and approximately 2011, and the costs for (iii) above are expected be paid out between 2009 and 2021 based on deferral elections made by the affected employees.

7.    Employment Benefit Plans

Components of the net cost were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Cost	2009	2008	2009	2008
Service cost	$7	$6	$14	$12
Interest cost	25	25	51	51
Expected return on plan assets	(26)	(28)	(53)	(56)
Amortization of net loss	6	4	12	8
Net cost recognized	$12	$7	$24	$15

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Cost	2009	2008	2009	2008
Service cost	$1	$–	$1	$1
Interest cost	3	5	7	9
Amortization of net loss	1	1	1	2
Amortization of prior service credit	(2)	(2)	(3)	(4)
Net cost recognized	$3	$4	$6	$8

    In the second quarter of 2009, the Company made a voluntary contribution of $33 million to BNSF’s qualified pension plan. The Company is not required to make any contributions to BNSF’s qualified pension plan in the second half of 2009.

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

Weighted average stock options totaling 6.3 million and 5.5 million for the three and six months ended June 30, 2009, respectively, and 1.1 million and 1.6 million for the three and six months ended June 30, 2008, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

The Company adopted Financial Accounting Standards Board (FASB) Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 requires non-vested shares that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities, and therefore are included in computing earnings per share using the two-class method. The Company has retroactively applied the provisions of FSP EITF 03-6-1 to the financial information included herein, which resulted in a $2 million decrease in net income available to common stockholders for the three months ended June 30, 2009 and 2008, and a $2 million and $3 million decrease in net income available to common stockholders for the six months ended June 30, 2009 and 2008, respectively.

The following table is a reconciliation of net income available to common stockholders used in the basic and diluted EPS computations for the three months and six months ended June 30, 2009 and 2008 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Income Statement:
Net income	$404	$350	$697	$805
Net income allocated to participating securities	(2)	(2)	(2)	(3)
Net income available to common stockholders	$402	$348	$695	$802

Average Shares:
Basic	339.8	344.9	339.6	345.6
Diluted	341.9	349.2	341.9	350.2

Earnings Per Share:
Basic	$1.18	$1.01	$2.05	$2.32
Diluted	$1.18	$1.00	$2.03	$2.29

9.   Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, a component of Stockholders’ Equity within the Consolidated Balance Sheets, rather than net income on the Consolidated Statements of Income. Under existing accounting standards, other comprehensive income may include, among other things, unrecognized gains and losses and prior service cost related to pension and other postretirement benefit plans and accounting for derivative financial instruments, which qualify for cash flow hedge accounting.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$404	$350	$697	$805
Other comprehensive income:
Change in unrecognized prior service credit and actuarial losses, net of tax (see Note 7)	3	2	6	4
Fuel/interest hedge mark-to-market and other items, net of tax (see Note 2)	155	44	240	48
Recognized loss on derivative instruments-discontinued hedges, net of tax (see Note 2)	–	–	27	–
Unrealized gain on securities held by equity method investees, net of tax	–	1	–	–
Total comprehensive income	$562	$397	$970	$857

10.    Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.  SFAS 166 limits the circumstances in which financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  SFAS 166 also eliminates the concept of a qualifying special-purpose entity (QSPE), which will require companies to evaluate former QSPEs for consolidation.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R).  SFAS 167 amends existing guidance used to determine whether or not a company is required to consolidate a variable interest entity (VIE) and requires enhanced disclosures.  SFAS 167 eliminates quantitative-based assessments and will require companies to perform ongoing qualitative assessments to determine whether or not the VIE should be consolidated.

    Both SFAS 166 and SFAS 167 are effective for the Company on January 1, 2010. The Company is currently evaluating the impact of both pronouncements on its A/R sales facility and consolidated financial statements.

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

We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (the “Company”) as of June 30, 2009, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2009 and 2008, the consolidated statements of cash flows for each of the six-month periods ended June 30, 2009 and 2008 and the consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2009. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/  PricewaterhouseCoopers LLP

Fort Worth, Texas
July 23, 2009

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

Executive Summary

 Overview:

➢	Quarterly earnings were $1.18 per diluted share. Second-quarter 2008 earnings were $1.00 per diluted share, which included a $0.31 per share impact related to environmental matters in Montana.

➢	Quarterly freight revenues of $3.22 billion were $1.13 billion, or 26 percent, lower than second-quarter 2008 freight revenues of $4.35 billion.

✓
The 26-percent decrease in freight revenues included a reduction in fuel surcharges of about $600 million.  The decrease was also driven by lower unit volumes as a result of the economic downturn, partially offset by improved yields.

➢
Operating expenses of $2.52 billion for the second quarter of 2009 were $1.25 billion, or 33 percent, lower than second-quarter 2008 operating expenses of $3.76 billion.  The decrease in operating expenses was driven by lower fuel prices, strong cost controls and decreased unit volumes.

Results of Operations

Three Months Ended June 30, 2009, Compared with Three Months Ended June 30, 2008

Revenues Summary

The following table presents BNSF’s revenue information by business group for the three months ended June 30, 2009 and 2008.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2009	2008	2009	2008	2009	2008

Consumer Products	$1,038	$1,573	958	1,236	$1,084	$1,273
Coal	875	902	589	589	1,486	1,531
Industrial Products	686	1,046	282	422	2,433	2,479
Agricultural Products	618	828	212	262	2,915	3,160
Total Freight Revenues	3,217	4,349	2,041	2,509	$1,576	$1,733
Other Revenues	99	129
Total Operating Revenues	$3,316	$4,478

Fuel Surcharges

Freight revenues include both revenue for transportation services and fuel surcharges. BNSF’s fuel surcharge program is intended to recover its incremental fuel costs when fuel prices exceed a threshold fuel price. Fuel surcharges are calculated differently depending on the type of commodity transported. In certain commodities, fuel surcharge is calculated using a fuel price from a prior time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may significantly differ.

The following table presents fuel surcharge and fuel expense information for the three months ended June 30, 2009 and 2008 (in millions).

	2009	2008

Total fuel expense a	$509	$1,291
BNSF fuel surcharges	$229	$819

a  Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel hedges, which do not impact the fuel surcharge program.

Revenues

Freight revenues for the second quarter of 2009 were $3,217 million, down 26 percent compared with the same 2008 period, on a 19-percent decline in unit volumes resulting from the economic downturn. Average revenue per car/unit was down 9 percent in the second quarter of 2009 from the second quarter of 2008 due to a decrease in fuel surcharges.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $1,038 million for the second quarter of 2009 were $535 million, or 34 percent less than the second quarter of 2008.

This reflects lower international intermodal, domestic intermodal and automotive volumes due to the economy and a decline in average revenue per unit due primarily to lower fuel surcharges.

Coal

BNSF is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $875 million for the second quarter of 2009 declined $27 million, or 3 percent, compared with the same 2008 period due to lower fuel surcharges on flat unit volumes, partially offset by a $22 million favorable coal rate case decision during the second quarter of 2009.
         Industrial Products

Industrial Products’ freight business consists of five business areas: construction products, building products, petroleum products, chemicals and plastic products and food and beverages.

    Industrial Products revenues of $686 million for the second quarter of 2009 were $360 million, or 34 percent less than the second quarter of 2008 due to lower unit volumes, driven by lower demand for construction and building products, and decreased fuel surcharges, partially offset by improved yields.

Agricultural Products

The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

Agricultural Products revenues of $618 million for the second quarter of 2009 decreased $210 million, or 25 percent, compared with the same 2008 period. This decrease was due mainly to lower unit volumes primarily driven by reduced domestic loadings and international grain shipments and lower fuel surcharges, partially offset by improved yields.

Other Revenues

Other revenues decreased $30 million, or 23 percent, to $99 million for the second quarter of 2009. The decline was primarily due to a decrease in BNSF Logistics revenues, which is a wholly-owned, third-party logistics company, and a decrease in charges for demurrage and storage costs.

Expenses

Total operating expenses for the second quarter of 2009 were $2,519 million, a decrease of $1,245 million, or 33 percent, from the same period in 2008.

Compensation and benefits

Compensation and benefits includes expenses for BNSF employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $824 million in the second quarter of 2009 were $127 million, or 13 percent lower than the same prior year period. This decrease was primarily the result of lower volumes, cost controls, and reduced incentive compensation costs, which covers all non-union and about one quarter of union employees. The average number of employees decreased 9 percent compared to the second quarter of 2008.

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

Fuel expenses of $509 million for the second quarter of 2009 were $782 million, or 61 percent lower than the second quarter of 2008. The decrease in fuel expense was primarily due to a decrease in the average all-in cost per gallon of locomotive diesel fuel. The average all-in cost per gallon of locomotive diesel fuel decreased by $1.86 to $1.65, resulting in a $542 million decrease in expense. The decrease in the average all-in cost reflected a decrease in the average purchase price per gallon of $2.08, or a $610 million decrease in locomotive fuel expense, offset by an increase in the hedge loss of 22 cents per gallon, or $68 million (second quarter 2009 loss of $45 million less second quarter 2008 benefit of $23 million). Locomotive fuel consumption in the second quarter of 2009 decreased by 63 million gallons to 292 million gallons, when compared with consumption in the same 2008 period. The remainder of the decrease was primarily due to lower non-locomotive fuel prices.

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

Purchased service expenses of $466 million for the second quarter of 2009 were $74 million, or 14 percent lower than the second quarter of 2008. The decrease was due to variable expenses on lower volumes, which led to reduced costs in ramping, drayage, car repairs and other volume related costs.

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

Depreciation and amortization expenses of $379 million for the second quarter of 2009 were $30 million, or 9 percent higher than the same period in 2008. This increase in depreciation expense was primarily due to ongoing capital expenditures.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $196 million for the second quarter of 2009 were $27 million, or 12 percent lower than the second quarter of 2008 due to improved car velocity, lower volumes and the return of leased equipment.

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

Materials and other expenses of $145 million for the second quarter of 2009 were $265 million, or 65 percent lower than the second quarter of 2008 due largely to environmental matters in Montana during the second quarter of 2008 and lower derailment and personal injury costs, reduced volumes and cost controls.

Interest expense

Interest expense of $137 million for the second quarter of 2009 was $3 million, or 2 percent lower than the second quarter of 2008. This decrease was primarily attributable to a $10 million gain related to terminated treasury locks (see Note 2 to the Consolidated Financial Statements), partially offset by a higher average debt balance.

Income taxes

The effective tax rate for the three months ended June 30, 2009, was 38.7 percent compared with 38.5 percent for the same prior year period. The increase in the effective tax rate is primarily due to favorable prior period income tax adjustments recorded in the second quarter of 2008.

Six Months Ended June 30, 2009, Compared with Six Months Ended June 30, 2008

Revenues Summary

    The following table presents BNSF's revenue information by business group for the six months ended June 30, 2009 and 2008.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2009	2008	2009	2008	2009	2008

Consumer Products	$2,089	$2,957	1,934	2,401	$1,080	$1,232
Coal	1,738	1,856	1,216	1,223	1,429	1,518
Industrial Products	1,405	1,985	580	825	2,422	2,406
Agricultural Products	1,297	1,694	439	546	2,954	3,103
Total Freight Revenues	6,529	8,492	4,169	4,995	$1,566	$1,700
Other Revenues	211	247
Total Operating Revenues	$6,740	$8,739

Fuel Surcharges

The following table presents fuel surcharge and fuel expense information for the six months ended June 30, 2009 and 2008 (in millions).

	2009	2008

Total fuel expense a	$1,123	$2,336
BNSF fuel surcharges	$547	$1,463

a  Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel hedges, which do not impact the fuel surcharge program.

Revenues

Freight revenues for the first six months of 2009 were $6,529 million, down 23 percent compared with the same 2008 period, on a 17 percent decline in unit volumes resulting from the economic downturn. Average revenue per car/unit was down 8 percent in the first six months of 2009 from the first six months of 2008 due to a decrease in fuel surcharges, as well as a $96 million loss in excess of amounts previously accrued related to an unfavorable coal rate case decision (see Note 5 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision”).

Consumer Products

Consumer Products revenues of $2,089 million for the first six months of 2009 were $868 million, or 29 percent less than the first six months of 2008. This reflects lower international intermodal, domestic intermodal and automotive volumes due to the economy and a decline in average revenue per unit due primarily to lower fuel surcharges.

Coal

    Coal revenues of $1,738 million for the first six months of 2009 declined $118 million, or 6 percent, compared with the same 2008 period. Improved yields from renewed contracts, contractual inflation escalators on slightly lower unit volumes and a $22 million favorable coal rate case decision during the second quarter of 2009 were offset by the $96 million loss in excess of amounts previously accrued related to the unfavorable coal rate case decision during the first quarter of 2009 (see Note 5 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision”) and lower fuel surcharges.

Industrial Products

Industrial Products revenues of $1,405 million for the first six months of 2009 were $580 million, or 29 percent less than the first six months of 2008 due to lower unit volumes, driven by lower demand for construction and building products, and decreased fuel surcharges, partially offset by improved yields.

Agricultural Products

Agricultural Products revenues of $1,297 for the first six months of 2009 decreased $397 million, or 23 percent. This decrease was due mainly to reduced domestic loadings and international grain shipments and lower fuel surcharges, partially offset by improved yields.

Other Revenues

Other revenues decreased $36 million, or 15 percent, to $211 million for the first six months of 2009. The decline was primarily due to a decrease in BNSF Logistics revenues, which is a wholly-owned, third-party logistics company, and a decrease in charges for demurrage and storage costs.

Expenses

Total operating expenses for the first six months of 2009 were $5,274 million, a decrease of $1,876 million, or 26 percent, from the same period in 2008.

Compensation and benefits

Compensation and benefits expenses of $1,692 million in the first six months of 2009 were $242 million, or 13 percent lower than the same prior year period. This decrease was primarily the result of lower volumes, cost controls, and reduced incentive compensation costs, which covers all non-union and about one quarter of union employees. The average number of employees decreased 7 percent compared to the same 2008 period.

         Fuel

Fuel expenses of $1,123 million for the first six months of 2009 were $1,213 million, or 52 percent lower than the first six months of 2008. The decrease in fuel expense was primarily due to a decrease in the average all-in cost per gallon of locomotive diesel fuel. The average all-in cost per gallon of locomotive diesel fuel decreased by $1.39 to $1.75, resulting in an $844 million decrease in expense. The decrease in the average all-in cost reflected a decrease in the average purchase price per gallon of $1.68, or a $1,027 million decrease in locomotive fuel expense, offset by an increase in the hedge loss of 29 cents per gallon, or $183 million (first six months 2009 loss of $150 million less first six months 2008 benefit of $33 million). Locomotive fuel consumption for the first six months of 2009 decreased by 109 million gallons to 610 million gallons, when compared with consumption in the same 2008 period. The remainder of the decrease was primarily due to lower non-locomotive fuel prices.

Purchased services

Purchased service expenses of $944 million for the first six months of 2009 were $121 million, or 11 percent lower than the first six months of 2008. The decrease was due to variable expenses on lower volumes, which led to reduced costs in ramping, drayage, car repairs and other volume related costs.

Depreciation and amortization

Depreciation and amortization expenses of $749 million for the first six months of 2009 were $59 million, or 9 percent higher than the same period in 2008. This increase in depreciation expense was primarily due to capital expenditures and due to updated depreciation rates that went into effect in April 2008 for other roadway property, which includes items such as bridges, office buildings and facilities, telecommunication and information technology systems and machinery.

Equipment rents

Equipment rents expenses of $397 million for the first six months of 2009 were $56 million, or 12 percent lower than the first six months of 2008 due to improved car velocity, lower volumes and the return of leased equipment.

Materials and other

Materials and other expenses of $369 million for the first six months of 2009 were $303 million or 45 percent lower than the first six months of 2008 due largely to environmental matters in Montana during the second quarter of 2008 and lower derailment and personal injury costs, reduced volumes and cost controls.

Interest expense

Interest expense of $335 million for the first six months of 2009 was $61 million, or 22 percent higher than the first six months of 2008. This increase was primarily attributable to a net $32 million loss for terminated treasury locks (see Note 2 to the Consolidated Financial Statements), and the unfavorable coal rate case decision further increased interest expense by $9 million (see Note 5 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision”). The remainder of the increase was primarily due to a higher average debt balance.

Income taxes

The effective tax rate for the six months ended June 30, 2009, was 38.2 percent compared with 38.5 percent for the same prior year period. The decrease in the effective tax rate is primarily related to the effect of enacted state tax legislation during the first quarter of 2009.

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

Operating Activities

Net cash provided by operating activities was $1,522 million for the six months ended June 30, 2009, compared with $1,656 million for the six months ended June 30, 2008. The decrease was primarily the result of a decrease in earnings before depreciation and amortization expense and environmental related matters in Montana during the second quarter of 2008.

Investing Activities

Net cash used for investing activities was $1,297 million for the six months ended June 30, 2009, compared with $1,409 million for the six months ended June 30, 2008. The decrease in cash used for investing activities primarily related to proceeds from the sale of assets financed in the first quarter of 2009 that were acquired in 2008, partially offset by a $40 million increase in cash capital expenditures. The following table presents a breakdown of cash capital expenditures for the six months ended June 30, 2009 and 2008 (in millions):

Six Months Ended June 30,	2009	2008
Engineering	$864	$725
Mechanical	62	69
Other	58	52
Total Replacement Capital	984	846
Information Services	43	43
New Locomotive and Freight Car Acquisitions	–	8
Terminal and Line Expansion	55	145
Total	$1,082	$1,042

The table above does not include expenditures for equipment financed through operating leases (principally related to rolling stock).

Financing Activities

Six Months Ended June 30, 2009

Net cash used for financing activities during the first six months of 2009 was $374 million, primarily related to payments on long-term debt of $322 million and dividend payments of $273 million, partially offset by proceeds from a facility financing obligation of $51 million and an increase in commercial paper and bank borrowings of $167 million.

Aggregate debt due to mature within one year was $555 million. BNSF’s ratio of net debt to total capitalization was 44.1 percent at June 30, 2009, compared with 44.5 percent at December 31, 2008. The Company’s adjusted net debt to total capitalization was 53.6 percent at June 30, 2009, compared with 54.7 percent at December 31, 2008. BNSF’s adjusted net debt to total capitalization is a non-GAAP measure and should be considered in addition to, but not as a substitute for or preferable to, the information prepared in accordance with GAAP. However, management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.

The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

	June 30,	December 31,
	2009	2008
Net debt to total capitalization a	44.1%	44.5%
Adjustment for long-term operating leases and other debt equivalents b	9.1	9.7
Adjustment for unfunded pension and retiree health and welfare liability	1.4	1.5
Adjustment for junior subordinated notes c	(1.0)	(1.0)
Adjusted net debt to total capitalization	53.6%	54.7%
a Net debt to total capitalization is calculated as total debt (long-term debt plus long-term debt due within one year) less cash and cash equivalents divided by the sum of net debt and total stockholders’ equity.
b Primarily represents an adjustment for the net present value of future operating lease commitments.
c Junior subordinated notes are included in total debt on the respective Consolidated Balance Sheets; however, as they include certain equity characteristics, they have been assigned 50 percent equity credit for purposes of this calculation.

In February 2009, the Board authorized an additional $1 billion of debt securities that may be issued through the SEC debt shelf  registration process, for a total of $1.5 billion authorized to be issued as of June 30, 2009.

During the first six months of 2009, BNSF entered into a 12-year capital lease to finance $368 million of locomotives and freight cars. Additionally, BNSF entered into capital leases totaling $65 million to finance maintenance of way and other vehicles/equipment with lease terms of five to seven years.

In 2005, the Company commenced the construction of an intermodal facility that it intended to sell to a third party and subsequently lease back. As of June 30, 2009, construction of the facility was substantially completed for a cost of approximately $160 million. All improvements have been sold to the third party and BNSF leased the facility from the third party for 20 years. This sale leaseback transaction was accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility were classified as investing activities, and the inflows from the associated financing proceeds were classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

In July 2009, BNSF Railway entered into a $75 million secured borrowing agreement to finance locomotives and railcars over the next 18 years.

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

Dividends

Common stock dividends declared for the six months ended June 30, 2009 and 2008 were $0.80 and $0.64 per share, respectively. Dividends paid on common stock during the first six months of 2009 and 2008 were $273 million and $223 million, respectively. On April 23, 2009, the Board declared a quarterly dividend of $0.40 per share on outstanding shares of common stock, payable July 1, 2009 to shareholders of record on June 10, 2009. On July 23, 2009, the Board declared a quarterly dividend of $0.40 per share on outstanding shares of common stock, payable October 1, 2009 to shareholders of record on September 10, 2009.

Share Repurchase Program

BNSF did not repurchase shares during the first six months of 2009. Program-to-date repurchases through June 30, 2009, were 192 million shares at an average price of $41.53 per share, leaving 18 million shares available for repurchase out of the 210 million shares authorized. During the six months ended June 30, 2009, the Company acquired shares from employees at a cost of $12 million to satisfy tax withholding obligations.

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

In the second quarter of 2009, BNSF took delivery of 70 locomotives under a long-term commitment. At June 30, 2009, BNSF’s remaining commitment was to acquire 668 locomotives by 2013.

In connection with a transaction entered into in 2006, as amended, BNSF has remaining railcar purchase obligations for 837 covered hopper cars and 23 autorack cars through 2010.

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

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

The accounts receivable sales program of Santa Fe Receivables Corporation, as described in Note 3 to the Consolidated Financial Statements, includes thresholds for dilution, delinquency and write-off ratios that, if exceeded, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a maximum debt-to-capital test, which is the same as in BNSF’s revolving credit agreements. At June 30, 2009, BNSF Railway was in compliance with these provisions.

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

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance. As of June 30, 2009, BNSF’s counterparties have credit ratings of A2/A or higher.

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

From July 1, 2009 through July 23, 2009, the Company entered into additional swaps utilizing New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO). The supporting tables below provide fuel hedge data for hedges entered into subsequent to the end of the second quarter period.

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	1.00	1.20	1.10	1.20	4.50
Average swap price (per gallon)	$1.88	$1.90	$1.95	$2.03	$1.94

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	1.60	1.60	1.50	1.50	6.20
Average swap price (per gallon)	$2.09	$2.08	$2.14	$2.20	$2.13

	Quarter Ending
2012	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	2.00	2.00	–	–	4.00
Average swap price (per gallon)	$2.22	$2.18	$–	$–	$2.20

From July 1, 2009 through July 23, 2009, the Company entered into additional swap agreements utilizing West Texas Intermediate (WTI) crude oil. The supporting tables below provide fuel hedge data for hedges entered into subsequent to the end of the second quarter period.

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	25	20	20	20	85
Equivalent gallons hedged (in millions)	1.05	0.84	0.84	0.84	3.57
Average swap price (per barrel)	$72.75	$73.50	$74.25	$74.85	$73.77

	Quarter Ending
2012	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	50	45	–	–	95
Equivalent gallons hedged (in millions)	2.10	1.89	–	–	3.99
Average swap price (per barrel)	$75.75	$76.25	$–	$–	$75.99

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

•   Expectations as to operating results, such as revenues and earnings per share;

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•    Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, continuing volatility in the capital or credit markets including changes affecting the timely availability of and the cost of capital, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF’s supplier base and in the industries and geographic areas that produce and consume freight, changes in demand due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, level of service failures that could lead customers to use competitors' services, changes in fuel prices and other key materials and disruptions in supply chains for these materials, increased customer bankruptcies, closures or slowdowns, and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment;

•    Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; the availability of adequate insurance to cover the risks associated with operations; and

    •    Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs in response to changes in demand and other factors, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, operational and other difficulties in implementing positive train control technology, restrictions on development and expansion plans due to environmental concerns, constraints due to the nation’s aging infrastructure, disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

Three Months Ended June 30,	2009	2008
Fuel hedge (loss) benefit (including ineffective portion of unexpired hedges)	$(45)	$23
Interest rate hedge benefit	5	4
Interest rate derivative gain	10	–
Total hedge and derivative (loss) benefit	(30)	27
Tax effect	11	(10)
Hedge and derivative (loss) benefit, net of tax	$(19)	$17

Six Months Ended June 30,	2009	2008
Fuel hedge (loss) benefit (including ineffective portion of unexpired hedges)	$(150)	$33
Interest rate hedge benefit	10	4
Interest rate derivative loss	(32)	–
Total hedge and derivative (loss) benefit	(172)	37
Tax effect	66	(14)
Hedge and derivative (loss) benefit, net of tax	$(106)	$23

The Company’s fuel-hedge loss is due to decreases in average fuel prices subsequent to the initiation of various hedges and through their termination. The interest rate hedge benefit is the result of lower interest rates. The interest rate derivative gain and loss is related to terminated treasury locks (see Note 2 to the Consolidated Financial Statements). The information presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Notes 2 and 4 to the Consolidated Financial Statements describes significant aspects of BNSF’s financial instrument activities that have a material market risk. Additionally, the Company uses fuel surcharges, which it believes substantially mitigates the risk of fuel price volatility.

Commodity Price Sensitivity

BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of June 30, 2009, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO) or West Texas Intermediate (WTI) crude oil. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, HO and WTI.

At June 30, 2009, BNSF had recorded a net fuel-hedging liability of $134 million for fuel hedges covering 2009 through 2012.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending June 30, 2010, and the balance sheet impact from the hypothetical price changes on all open hedges, both based on the Company’s hedge position at June 30, 2009:

Sensitivity Analysis
Hedged commodity price change	Fuel-hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel-hedge fair value
10-percent increase	$48 million increase	$124 million increase
10-percent decrease	$51 million decrease	$124 million decrease

Based on locomotive fuel consumption during the twelve-month period ending June 30, 2009, of 1,306 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a 10-percent increase or decrease in the commodity price per gallon would result in an approximate $267 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis. Additionally, the Company uses fuel surcharges, which it believes substantially mitigates the risk of fuel price volatility.

At June 30, 2009, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.

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

At June 30, 2009, the fair value of BNSF’s debt, excluding capital leases and a net fair value interest rate hedge benefit of $32 million, was $8,399 million.

The following table is an estimate of the impact to earnings and the fair value of the total debt, excluding capital leases, and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending June 30, 2010, based on debt levels and outstanding hedges as of June 30, 2009:

Sensitivity Analysis
Hypothetical change in interest rates	Floating rate debt - Annual pre-tax earnings impact	Change in fair value
		Total debta	Interest rate hedges
1-percent decrease	$9 million increase	$706 million increase	$35 million increase
1-percent increase	$9 million decrease	$606 million decrease	$32 million decrease
a Excludes the impact of interest rate hedges.

Further information on interest rate hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements. Information on the Company’s debt, which may be sensitive to interest rate fluctuations, is incorporated by reference from Note 4 to the Consolidated Financial Statements.

Item 4.    Controls and Procedures.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF’s principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF's principal executive officer and principal financial officer have concluded that there have been no changes in BNSF's internal control over financial reporting that occurred during BNSF’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF's internal control over financial reporting.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

PART II OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended June 30, 2009 (shares in thousands):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchaseda	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programsb	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programsb
April 1 – 30	-	$-	-	17,816
May 1 – 31	1	$70.80	-	17,816
June 1 – 30	2	$75.80	-	17,816
Total	3	$72.83	-

a
Total number of shares purchased includes three thousand shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include 130 thousand shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Dated: July 23, 2009

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

101
The following financial information from Burlington Northern Santa Fe Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language) includes:  (i) the Consolidated Statements of Income for each of the three-month and six-month periods ended June 30, 2009 and 2008, (ii) the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, (iii) the Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2009 and 2008, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the six-month period ended June 30, 2009, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

Certain instruments defining the rights of the holders of long-term debt of the Company and of its subsidiaries, involving a total amount of indebtedness not in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
__________________

* Filed herewith

E-1