Form 10-Q
period 2009-09-30
BURLINGTON NORTHERN SANTA FE CORP
filed 2009-10-23
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes  [x]  No  [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                Yes  [x]  No  [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.                    Large accelerated filer  [x]  Accelerated filer  [  ]  Non-accelerated filer  [  ]  Smaller reporting company  [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  [  ]  No  [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares
Outstanding at
Class	October 13, 2009
Common stock, $.01 par value	340,435,006 shares

PART I
FINANCIAL INFORMATION
Item 1.      Financial Statements.
BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$3,595	$4,906	$10,335	$13,645

Operating expenses:
Compensation and benefits	872	1,013	2,564	2,947
Fuel	606	1,349	1,729	3,685
Purchased services	453	537	1,396	1,600
Depreciation and amortization	386	349	1,135	1,039
Equipment rents	194	229	591	682
Materials and other	183	222	553	896

Total operating expenses	2,694	3,699	7,968	10,849

Operating income	901	1,207	2,367	2,796
Interest expense	127	122	462	396
Other expense, net	1	6	5	11

Income before income taxes	773	1,079	1,900	2,389
Income tax expense	285	384	715	889

Net income	$488	$695	$1,185	$1,500

Earnings per share:
Basic earnings per share	$1.43	$2.01	$3.48	$4.33
Diluted earnings per share	$1.42	$1.99	$3.45	$4.28

Dividends declared per share	$0.40	$0.40	$1.20	$1.04

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, shares in thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,161	$633
Accounts receivable, net	853	847
Materials and supplies	523	525
Current portion of deferred income taxes	454	442
Other current assets	286	218

Total current assets	3,277	2,665

Property and equipment, net of accumulated depreciation of $10,453 and $9,912, respectively	32,135	30,847
Other assets	3,141	2,891

Total assets	$38,553	$36,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,848	$3,190
Long-term debt due within one year	323	456

Total current liabilities	3,171	3,646

Long-term debt	10,062	9,099
Deferred income taxes	9,235	8,590
Pension and retiree health and welfare liability	1,020	1,047
Casualty and environmental liabilities	963	959
Employee separation costs	55	57
Other liabilities	1,792	1,874

Total liabilities	26,298	25,272

Commitments and contingencies (see Notes 2, 4 and 5)
Stockholders’ equity:
Common stock, $0.01 par value, 600,000 shares authorized; 543,062 shares and 541,346 shares issued, respectively	5	5
Additional paid-in capital	7,721	7,631
Retained earnings	13,541	12,764
Treasury stock, at cost, 202,640 shares and 202,165 shares, respectively	(8,424)	(8,395)
Accumulated other comprehensive loss	(588)	(874)

Total stockholders’ equity	12,255	11,131

Total liabilities and stockholders’ equity	$38,553	$36,403

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Nine Months Ended September 30,	2009	2008
OPERATING ACTIVITIES
Net income	$1,185	$1,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,135	1,039
Deferred income taxes	458	248
Employee separation costs paid	(10)	(11)
Long-term casualty and environmental liabilities, net	(31)	181
Other, net	26	50
Changes in current assets and liabilities:
Accounts receivable, net	50	(108)
Change in accounts receivables sales program	(50)	278
Materials and supplies	2	(47)
Other current assets	(91)	(142)
Accounts payable and other current liabilities	(36)	315

Net cash provided by operating activities	2,638	3,303

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,669)	(1,704)
Acquisition of equipment	(615)	(676)
Proceeds from sale of equipment financed	368	190
Construction costs for facility financing obligation	(36)	(38)
Other, net	(167)	(153)

Net cash used for investing activities	(2,119)	(2,381)

FINANCING ACTIVITIES
Net decrease in commercial paper and bank borrowings	(100)	(261)
Proceeds from issuance of long-term debt	825	650
Payments on long-term debt	(373)	(174)
Dividends paid	(409)	(334)
Proceeds from stock options exercised	26	87
Purchase of BNSF common stock	(15)	(878)
Excess tax benefits from equity compensation plans	18	90
Proceeds from facility financing obligation	51	50
Other, net	(14)	(6)

Net cash provided by (used for) financing activities	9	(776)

Increase in cash and cash equivalents	528	146
Cash and cash equivalents:
Beginning of period	633	330

End of period	$1,161	$476

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$463	$406
Income taxes paid, net of refunds	$170	$565
Non-cash asset financing	$464	$79

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Shares in thousands, dollars in millions, except per share data)
(Unaudited)

			Common Stock			Accumulated Other	Total
	Common	Treasury	and Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Shares	Capital	Earnings	Stock	Loss	Equity
Balance at December 31, 2008	541,346	(202,165)	$7,636	$12,764	$(8,395)	$(874)	$11,131
Common stock dividends, $1.20 per share			–	(408)	–	–	(408)
Restricted stock and stock options expense			32	–	–	–	32
Restricted stock activity and related tax expense of $1	506	1	1	–	–	–	1
Exercise of stock options and related tax benefit of $17	1,210	(243)	57	–	(14)	–	43
Purchase of BNSF common stock[a]	–	(233)	–	–	(15)	–	(15)
Comprehensive income:
Net income			–	1,185	–	–	1,185
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $6			–	–	–	9	9
Change in fuel/interest hedge mark-to-market and other items, net of tax expense of $155			–	–	–	249	249
Recognized loss on derivative instruments-discontinued hedges, net of tax benefit of $16			–	–	–	27	27
Change in unrealized loss on securities held by equity method investees, net of tax expense of $1			–	–	–	1	1

Total comprehensive income							1,471

Balance at September 30, 2009	543,062	(202,640)	$7,726	$13,541	$(8,424)	$(588)	$12,255

a Total-to-date share repurchases through September 30, 2009, under the Company’s share repurchase program, were 192 million shares at an average price of $41.53 per share, leaving 18 million shares available for repurchase out of the 210 million shares authorized.
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
          The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of September 30, 2009, and the results of operations for the three and nine month periods ended September 30, 2009 and 2008.
          BNSF has evaluated subsequent events through October 23, 2009, which represents the date the Consolidated Financial Statements were issued.
          Certain comparative prior period amounts in the Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported operating income or net income.
Adoption of New Accounting Pronouncement
          In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative accounting guidance which established the FASB Accounting Standards Codification (Codification or ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities and stated that all guidance contained in the Codification carries an equal level of authority. The authoritative accounting guidance recognized that rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative Generally Accepted Accounting Principles (GAAP) for SEC registrants. The Company adopted the provisions of the authoritative accounting guidance for the interim reporting period ended September 30, 2009, the adoption of which did not have a material effect on the Company’s consolidated financial statements.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
2.   Hedging Activities
          The Company uses derivative financial instruments to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by authoritative accounting guidance related to derivatives and hedging, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.
          BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A or higher as of September 30, 2009. The maximum amount of loss the Company could incur from credit risk based on the gross fair value of derivative instruments in asset positions as of September 30, 2009 and December 31, 2008, was $63 million and $77 million, respectively. Other than as disclosed under the heading “Fuel; Total Fuel-Hedging Activities,” the Company’s hedge agreements do not include provisions requiring collateral. Certain of the Company’s hedge instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. As such, the Company’s net asset exposure to counterparty credit risk was $51 million and $53 million as of September 30, 2009 and December 31, 2008, respectively.
          Additional disclosure related to derivative instruments is included in Note 9 to the Consolidated Financial Statements.
          The amounts recorded in the Consolidated Balance Sheets for derivative transactions were as follows (in millions). These amounts exclude $8 million and $106 million of collateral posted for certain fuel hedge contracts as of September 30, 2009 and December 31, 2008, respectively.

	September 30,	December 31,
	2009	2008
Short-term hedge asset	$6	$5
Long-term hedge asset	47	72
Short-term hedge liability	(79)	(387)
Long-term hedge liability	(45)	(193)

Total derivatives	$(71)	$(503)

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
          The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions).

Fair Value of Derivative Instruments

Asset Derivatives
	Balance Sheet	September 30,	December 31,
	Location	2009	2008
Derivatives designated as hedging instruments under ASC 815-20
Fuel Contracts	Other current assets	$4	$–
Interest Rate Contracts	Other current assets	4	5
Fuel Contracts	Other assets	12	–
Interest Rate Contracts	Other assets	41	72
Fuel Contracts	Accounts payable and other current liabilities	2	–

Total Asset Derivatives designated as hedging instruments under ASC 815-20		$63	$77

Liability Derivatives
	Balance Sheet	September 30,	December 31,
	Location	2009	2008
Derivatives designated as hedging instruments under ASC 815-20

Fuel Contracts	Other current assets	$2	$–

Fuel Contracts	Other assets	6	–
Fuel Contracts	Accounts payable and other current liabilities	81	279
Interest Rate Contracts	Accounts payable and other current liabilities	–	108
Fuel Contracts	Other liabilities	45	193

Total Liability Derivatives designated as hedging instruments under ASC 815-20		$134	$580

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
The Effect of Derivative Instruments Gains and Losses
for the Three Month Periods Ended September 30, 2009 and 2008

Derivatives in	Location of
ASC 815-20	Gain	Amount of Gain
Fair Value	Recognized in	Recognized
Hedging	Income on	in Income
Relationships	Derivatives	on Derivatives
		2009	2008
Interest Rate Contracts	Interest expense	$6	$4

Total derivatives		$6	$4

							Amount of Gain
							or (Loss)
			Location of			Location of	Recognized in Income
			Gain or			Gain or	on Derivatives
Derivatives in	Amount of Gain or		(Loss)	Amount of Gain or		(Loss)	(Ineffective Portion
ASC 815-20	(Loss) Recognized		Recognized	(Loss) Recognized		Recognized	and Amount
Cash Flow	in OCI on		from	from AOCL		in Income	Excluded from
Hedging	Derivatives		AOCL into	into Income		on	Effectiveness
Relationships	(Effective Portion)		Income	(Effective Portion)		Derivatives	Testing)[a]
	2009	2008		2009	2008		2009	2008
Fuel Contracts	$(20)	$(136)	Fuel expense	$(38)	$17	Fuel expense	$3	$(6)
Interest Rate Contracts	1	8	Interest expense	(1)	–	Interest expense	–	–

Total derivatives	$(19)	$(128)		$(39)	$17		$3	$(6)

a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
The Effect of Derivative Instruments Gains and Losses
for the Nine Month Periods Ended September 30, 2009 and 2008

Derivatives in	Location of
ASC 815-20	Gain	Amount of Gain
Fair Value	Recognized in	Recognized
Hedging	Income on	in Income
Relationships	Derivatives	on Derivatives
		2009	2008
Interest Rate Contracts	Interest expense	$16	$8

Total derivatives		$16	$8

							Amount of Gain
							or (Loss)
			Location of			Location of	Recognized in Income
			Gain or			Gain or	on Derivatives
Derivatives in	Amount of Gain or		(Loss)	Amount of Gain or		(Loss)	(Ineffective Portion
ASC 815-20	(Loss) Recognized		Recognized	(Loss) Recognized		Recognized	and Amount
Cash Flow	in OCI on		from	from AOCL		in Income	Excluded from
Hedging	Derivatives		AOCL into	into Income		on	Effectiveness
Relationships	(Effective Portion)		Income	(Effective Portion)		Derivatives	Testing)[a]
	2009	2008		2009	2008		2009	2008
Fuel Contracts	$152	$(16)	Fuel expense	$(204)	$50	Fuel expense	$19	$(6)
Interest Rate Contracts	66	–	Interest expense	(1)	–	Interest expense	–	–

Total derivatives	$218	$(16)		$(205)	$50		$19	$(6)

Derivatives
Not	Location of
Designated as	(Loss)
Hedging	Recognized	Amount of (Loss)
Instruments	in	Recognized
under	Income on	in Income
ASC 815-20	Derivatives	on Derivatives
		2009	2008
Interest Rate Contracts	Interest expense	$(32)	$–

Total derivatives		$(32)	$–

a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
          Fuel
          Fuel costs represented 22 percent and 34 percent of total operating expenses during the nine month periods ended September 30, 2009 and 2008, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on locomotive fuel consumption (which represents substantially all fuel consumption) during the twelve-month period ended September 30, 2009, and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $12 million of additional fuel expense on an annual basis. However, BNSF believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.
Total Fuel-Hedging Activities
          As of September 30, 2009, BNSF’s total fuel-hedging positions for the remainder of 2009, 2010, 2011, and 2012 covered approximately 22 percent, 20 percent, 16 percent, and 3 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.
          The amounts recorded in the Consolidated Balance Sheets for settled fuel-hedge transactions were as follows (in millions):

	September 30,	December 31,
	2009	2008

Settled fuel-hedging contracts payable	$(38)	$(38)

          Certain of the Company’s fuel-hedge instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). The aggregate fair value of all open fuel-hedge instruments under these provisions was in a net liability position on September 30, 2009 and December 31, 2008, of $43 million and $131 million, respectively, for which the Company posted collateral of $8 million and $106 million, respectively. Additional collateral of $15 million and $20 million was posted related to settled fuel-hedging contracts payable at September 30, 2009 and December 31, 2008, respectively. The collateral was reflected as a reduction to either accounts payable and other current liabilities or other liabilities in the Consolidated Balance Sheets, depending on the expiration date of the related fuel hedges. The settled fuel-hedge liabilities presented in the table above do not reflect a reduction for the posted collateral.
          The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps and costless collars. This methodology is a market approach, which under authoritative accounting guidance related to fair value measurements utilizes Level 2 inputs as it uses market data for similar instruments in active markets.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

     New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges
          As of September 30, 2009, BNSF had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. Over the twelve months ended September 30, 2009, the sum of all such costs averaged approximately 17 cents per gallon.
          During the first nine months of 2009, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 77.35 million gallons of fuel with an average swap price of $1.95 per gallon. The following table provides fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of September 30, 2009.

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	5.60	8.35	6.10	6.50	26.55
Average swap price (per gallon)	$1.79	$1.81	$1.87	$1.93	$1.85
Fair value (in millions)	$–	$1	$1	$1	$3

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	8.30	8.30	7.50	7.50	31.60
Average swap price (per gallon)	$1.91	$1.89	$1.95	$2.01	$1.94
Fair value (in millions)	$2	$2	$1	$1	$6

	Quarter Ending
2012	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	17.20	2.00	–	–	19.20
Average swap price (per gallon)	$2.08	$2.18	$–	$–	$2.09
Fair value (in millions)	$2	$–	$–	$–	$2

     West Texas Intermediate (WTI) Crude Oil Hedges
          In addition, BNSF enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended September 30, 2009, the sum of all such costs averaged approximately 43 cents per gallon.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

          During the first nine months of 2009, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 890 thousand barrels of fuel with an average swap price of $76.44 per barrel and costless collar agreements utilizing WTI to hedge the equivalent of approximately 80 thousand barrels of fuel with an average call price of $79.86 per barrel and an average put price of $70.06 per barrel. The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of September 30, 2009.

Quarter Ending
2009	December 31,
WTI Swaps
Barrels hedged (in thousands)	1,425
Equivalent gallons hedged (in millions)	59.85
Average swap price (per barrel)	$75.72
Fair value (in millions)	$(7)

WTI Costless Collars
Barrels hedged (in thousands)	475
Equivalent gallons hedged (in millions)	19.95
Average cap price (per barrel)	$135.46
Average floor price (per barrel)	$125.38
Fair value (in millions)	$(25)

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	1,210	1,110	1,125	1,235	4,680
Equivalent gallons hedged (in millions)	50.82	46.62	47.25	51.87	196.56
Average swap price (per barrel)	$85.05	$87.89	$87.82	$86.27	$86.71
Fair value (in millions)	$(15)	$(15)	$(14)	$(12)	$(56)

WTI Costless Collars
Barrels hedged (in thousands)	420	420	420	320	1,580
Equivalent gallons hedged (in millions)	17.64	17.64	17.64	13.44	66.36
Average cap price (per barrel)	$78.23	$79.79	$81.33	$82.84	$80.40
Average floor price (per barrel)	$72.35	$73.84	$75.15	$76.54	$74.34
Fair value (in millions)	$(1)	$(1)	$(1)	$(1)	$(4)

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	995	1,000	1,005	1,055	4,055
Equivalent gallons hedged (in millions)	41.79	42.00	42.21	44.31	170.31
Average swap price (per barrel)	$85.59	$85.20	$85.52	$85.88	$85.55
Fair value (in millions)	$(8)	$(8)	$(7)	$(8)	$(31)

WTI Costless Collars
Barrels hedged (in thousands)	200	200	200	200	800
Equivalent gallons hedged (in millions)	8.40	8.40	8.40	8.40	33.60
Average cap price (per barrel)	$84.00	$84.70	$85.39	$86.10	$85.05
Average floor price (per barrel)	$77.75	$78.40	$79.05	$79.70	$78.73
Fair value (in millions)	$(1)	$(1)	$(1)	$(1)	$(4)

	Quarter Ending
2012	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	205	200	–	–	405
Equivalent gallons hedged (in millions)	8.61	8.40	–	–	17.01
Average swap price (per barrel)	$76.95	$77.52	$–	$–	$77.23
Fair value (in millions)	$–	$–	$–	$–	$–

     NYMEX #2 Heating Oil Refining Spread Hedges
          During the first nine months of 2009, the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 250 thousand barrels of fuel with an average swap price of $8.06 per barrel. HO-WTI is the difference in price between HO and WTI; therefore, a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The following table provides fuel-hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of September 30, 2009.

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual
HO-WTI Swaps
Barrels hedged (in thousands)	115	90	45	–	250
Equivalent gallons hedged (in millions)	4.83	3.78	1.89	–	10.50
Average swap price (per barrel)	$7.70	$7.95	$9.20	$–	$8.06
Fair value (in millions)	$–	$–	$–	$–	$–

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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Total Interest Rate Hedging Program
          All interest rate hedge transactions outstanding are reflected in the following table:

	September 30, 2009
	Maturity Date							Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value

Fair Value Hedges
Fixed to variable swaps (in millions)	$–	$250	$–	$–	$–	$400	$650	$45	[a]
Average fixed rate	–%	7.13%	–%	–%	–%	5.75%	6.28%
Average floating rate	–%	3.17%	–%	–%	–%	1.70%	2.27%

a  Fair value includes $4 million of accrued interest.
          BNSF’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions which are provided by the counterparties to these agreements. BNSF reviews these estimates for reasonableness. This methodology is a market approach, which under authoritative accounting guidance related to fair value measurements utilizes Level 2 inputs as it uses market data for similar instruments in active markets.
     Fair Value Interest Rate Hedges
          The Company enters into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under authoritative accounting guidance related to derivatives and hedging. These fair value hedges qualify for the short-cut method of recognition; therefore, no portion of these swaps is treated as ineffective.
          The gain or loss on the fair value hedges as well as the offsetting loss or gain on the hedged items (fixed-rate debt) attributable to the hedged risk are recorded in current earnings. The Company includes the gain or loss on the fixed-rate debt in the same line item - interest expense - as the offsetting loss or gain on the related interest rate swaps as follows (in millions):

	Gain (Loss) on Interest Rate Swaps				Gain (Loss) on Fixed-rate Debt
	Three Months		Nine Months		Three Months		Nine Months
Income Statement	Ended		Ended		Ended		Ended
Classification	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Interest expense	$9	$7	$(32)	$(3)	$(9)	$(7)	$32	$3
          As of September 30, 2009 and December 31, 2008, BNSF had entered into nine and eleven separate swaps, respectively, with an aggregate notional amount of $650 million and $850 million, respectively, in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF as of September 30, 2009, was 2.27 percent, and the average fixed rate BNSF is to receive was 6.28 percent.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
     Cash Flow Interest Rate Hedges
          In September 2009, the Company entered into a treasury lock having a notional amount of $500 million and a locked-in rate of 3.46 percent, to fix a portion of the rate for a 10-year unsecured debt issuance. The treasury lock was terminated in connection with the issuance of $750 million 10-year notes (see Note 4 to the Consolidated Financial Statements). Upon termination, BNSF received approximately $600 thousand from the counterparty, which will be amortized as a reduction to interest expense over the life of the issued debt. This transaction was accounted for as a cash flow hedge. As of September 30, 2009, no cash flow hedges were outstanding.
          In anticipation of a future debt issuance, the Company entered into five treasury locks during 2008 having an aggregate notional amount of $250 million, and an average locked-in rate of 4.18 percent, to fix a portion of the rate for a future 30-year unsecured debt issuance. The Company also entered into six treasury locks during 2008 having an aggregate notional amount of $150 million, and an average locked-in rate of 3.80 percent, to fix a portion of the rate for a future 10-year unsecured debt issuance. These transactions were previously accounted for as cash flow hedges. However, during the first quarter of 2009, the Company determined that it was no longer probable that it would issue debt according to the terms of the hedges. As such, hedge accounting could no longer be applied to the treasury locks. The treasury locks were terminated in early April and $32 million was paid to the counterparties, which was the fair value of the treasury locks at the date of termination. Therefore, a net $32 million loss was recognized as an increase to interest expense.
          AOCL included $8 million and $6 million of unrecognized gains on closed hedges as of September 30, 2009 and December 31, 2008, respectively. These amounts will be amortized to interest expense over the life of the corresponding issued debt.
3.   Accounts Receivable, Net
          BNSF Railway sells a portion of its accounts receivable to Santa Fe Receivables Corporation (SFRC), a special purpose subsidiary. The sole purpose and activity of SFRC is to purchase receivables from BNSF Railway. SFRC transfers an undivided interest in such receivables, with limited exceptions, to a master trust and causes the trust to issue an undivided interest in the receivables to investors (the A/R sales program). The undivided interests in the master trust may be in the form of certificates or purchased interests and are isolated from BNSF Railway which eliminates all of BNSF Railway’s control over the undivided interest. SFRC periodically incurs minor legal fees that are paid by BNSF Railway and are financed through short-term intercompany payables.
          BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at September 30, 2009, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities. Both 364-day facilities will mature in November 2009 and are expected to be renewed. The two 3-year facilities will mature in November 2010. Each of the financial institutions providing credit for the facilities is rated Aa3/A+ or higher. There was no outstanding interest held by investors under the A/R sales program at September 30, 2009. Outstanding undivided interests held by investors under the A/R sales program were $50 million at December 31, 2008, with $12.5 million outstanding under each of the four facilities. These undivided interests in receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. As of September 30, 2009 and December 31, 2008, an interest in $864 million and $878 million, respectively, of receivables had been transferred by SFRC to the master trust. When SFRC transfers the interest in these receivables to the master trust, it retains an undivided interest in the receivables, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $864 million and $828 million at September 30, 2009 and December 31, 2008, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $50 million of outstanding undivided interests held by investors at December 31, 2008. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
          BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $11.2 billion and $14.5 billion for the nine months ended September 30, 2009 and 2008, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $2 million and $9 million for the nine months ended September 30, 2009 and 2008, respectively. These costs fluctuate monthly with changes in prevailing interest rates as well as unused available commitments and include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.
          The amount of accounts receivable sold by BNSF Railway fluctuates based on borrowing needs and upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold. BNSF Railway has historically experienced very low levels of dilution or delinquency and was below the established reserve threshold at September 30, 2009. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.
          Receivables eligible under the A/R sales program do not include receivables over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At September 30, 2009 and December 31, 2008, $15 million and $9 million, respectively, of such accounts receivable were greater than 90 days old.
          BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At September 30, 2009 and December 31, 2008, $31 million and $43 million, respectively, of such allowances had been recorded, of which $31 million and $42 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $1 million at December 31, 2008 had been recorded in other current liabilities because it related to the outstanding undivided interests held by investors. During the nine months ended September 30, 2009 and 2008, $6 million and $5 million, respectively, of accounts receivable were written off, net of recoveries. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category.
          The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes thresholds for dilution, delinquency, and write-off ratios that, if exceeded, allow the investors participating in this program, at their option, to cancel the program. At September 30, 2009, BNSF Railway was in compliance with these provisions.
          See Note 10 to the Consolidated Financial Statements for information about recent accounting pronouncements that will have an impact on the A/R sales program upon adoption.
4.   Debt
Revolving Credit Facility and Commercial Paper
          As of September 30, 2009, the Company had borrowing capacity of up to $1.2 billion under its long-term revolving bank credit facility, which expires in September 2012. Annual facility fees are currently 0.08 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings; (ii) money market rates offered at the option of the lenders; or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving bank credit facility. At September 30, 2009, the Company was in compliance with these covenants.
          At September 30, 2009, there were no bank borrowings against the revolving credit agreement.
          BNSF issues commercial paper from time to time that is supported by the revolving bank credit facility. Outstanding commercial paper balances reduce the amount of borrowings available under this agreement. The classification of commercial paper is determined by the Company’s ability and intent to use long-term or short-term funding sources to settle the obligations at maturity. At December 31, 2008, the Company classified outstanding commercial paper as long-term debt.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

          No commercial paper was outstanding as of September 30, 2009.
Notes and Debentures
          In September 2009, BNSF issued $750 million of 4.7 percent notes due October 1, 2019. The net proceeds from the sale of the notes are being used for general corporate purposes which may include, but are not limited to, working capital, capital expenditures, repurchase of common stock pursuant to the share repurchase program, and repayment of outstanding indebtedness.
          At September 30, 2009, $750 million remained authorized by the Board of Directors to be issued through a SEC debt shelf registration statement.
Equipment Obligation
          In July 2009, BNSF Railway entered into an 18-year equipment obligation totaling $75 million to finance locomotives and railcars.
Capital Leases
          During the first nine months of 2009, BNSF entered into a 12-year capital lease to finance $368 million of locomotives and freight cars. Additionally, BNSF entered into capital leases totaling $96 million to finance maintenance of way and other vehicles and equipment with lease terms of three to seven years.
Financing Obligation
          In 2005, the Company commenced the construction of an intermodal facility that it intended to sell to a third party and subsequently lease back. As of September 30, 2009, construction of the facility was completed for a cost of approximately $160 million. All improvements have been sold to the third party and BNSF leased the facility from the third party for 20 years. This sale leaseback transaction was accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility were classified as investing activities, and the inflows from the associated financing proceeds were classified as financing activities in the Company’s Consolidated Statements of Cash Flows.
Fair Value of Debt Instruments
          At September 30, 2009 and December 31, 2008, the fair value of BNSF’s debt, excluding capital leases and interest rate hedges, was $9,578 million and $8,323 million, respectively, while the book value was $8,772 million and $8,274 million, respectively. The fair value of BNSF’s debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities. The book value of commercial paper approximates fair value due to its short maturity.
Guarantees
          As of September 30, 2009, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
          Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2009, were as follows (dollars in millions):

	Guarantees
	BNSF	Principal		Maximum		Maximum		Remaining
	Ownership	Amount		Future		Recourse		Term	Capitalized
	Percentage	Guaranteed		Payments		Amount[a]		(in years)	Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$–		Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$48		$67		$67		9	$27	[b]
Westside Intermodal Transportation Corporation	0.0%	$37		$55		$–		14	$29	[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$12		$17		$–		14	$9	[b]
Chevron Phillips Chemical Company, LP	0.0%	N/A	[d]	N/A	[d]	N/A	[d]	8	$11	[c]
Various lessors (Residual value guarantees)	0.0%	N/A		$270		$270		Various	$68	[c]
All other	0.0%	$4		$4		$1		Various	$–

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.
c	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.
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
     Kansas City Terminal Intermodal Transportation Corporation
          BNSF Railway and another major railroad jointly and severally guarantee $48 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC, accounts for its interest using the equity method of accounting and would be required to fund a portion of the remaining obligation upon default by the original debtor.
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
     Residual Value Guarantees (RVG)
          In the normal course of business, the Company enters into leases in which it guarantees the residual value of certain leased equipment. Some of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If the Company elects not to exercise these options, it may be required to pay the lessor an amount not exceeding the RVG. The amount of any payment is contingent upon the actual residual value of the leased equipment. Some of these leases also require the lessor to pay the Company any surplus if the actual residual value of the leased equipment is over the RVG. These guarantees will expire between 2010 and 2011.
          The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that the Company could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of September 30, 2009, the Company had recorded a $68 million asset and corresponding liability for the fair value of RVG.
     All Other
          As of September 30, 2009, BNSF guaranteed $4 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $1 million of the $4 million of guarantees. These guarantees expire between 2011 and 2013.
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
          During the third quarter of 2009 and 2008, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In the third quarters of 2009 and 2008, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2010.
          Throughout the year, BNSF monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.
          The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Beginning balance	$244	$261	$251	$270
Accruals	–	–	–	–
Payments	(3)	(5)	(10)	(14)

Ending balance at September 30,	$241	$256	$241	$256

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
          Of the September 30, 2009 obligation, $199 million was related to unasserted claims while $42 million was related to asserted claims. At September 30, 2009, $17 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for asbestos-related claims.
          The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Claims unresolved at beginning of period	1,750	1,800	1,833	1,781
Claims filed	89	143	236	415
Claims settled, dismissed or otherwise resolved	(96)	(83)	(326)	(336)

Claims unresolved at September 30,	1,743	1,860	1,743	1,860

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
          Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $217 million to $262 million. However, BNSF believes that the $241 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.
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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
          The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Beginning balance	$436	$474	$442	$439
Accruals	22	34	76	136
Payments	(28)	(37)	(88)	(104)

Ending balance at September 30,	$430	$471	$430	$471

          At September 30, 2009, $153 million was included in current liabilities. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.
          The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Claims unresolved at beginning of period	3,155	3,941	3,349	3,322
Claims filed	1,175	994	2,632	3,441
Claims settled, dismissed or otherwise resolved	(834)	(861)	(2,485)	(2,689)

Claims unresolved at September 30,	3,496	4,074	3,496	4,074

          Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $530 million. However, BNSF believes that the $430 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.
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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
     BNSF Insurance Company
          The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. Beginning in 2004, BNSF IC entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants, and BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in third-party commercial paper, time deposits and money market accounts as well as in commercial paper issued by BNSF. At September 30, 2009, there was $484 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $425 million at December 31, 2008.
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
          BNSF estimates the ultimate cost of cleanup efforts at its known environmental sites on an annual basis during the third quarter. Ultimate cost estimates for environmental sites are based on historical payment patterns, current estimated percentage to closure ratios and benchmark patterns developed from data accumulated from industry and public sources, including the Environmental Protection Agency and other governmental agencies. These factors incorporate into the estimates experience gained from cleanup efforts at other similar sites.
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

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
          During the third quarters of 2009 and 2008, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2009 and 2008, management recorded additional expense of approximately $25 million and $13 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2010.
          Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of September 30, 2009, was approximately $14 million.
          BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 316 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.
          The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Beginning balance	$529	$545	$546	$380
Accruals	32	26	60	223
Payments	(24)	(28)	(69)	(60)

Ending balance at September 30,	$537	$543	$537	$543

          At September 30, 2009, $75 million was included in current liabilities.
          In the second quarter of 2008, the Company completed an analysis of its Montana sites to determine its legal exposure related to the potential effect of a Montana Supreme Court decision. The decision, which did not involve BNSF, held that restoration damages (damages equating to clean-up costs which are intended to return property to its original condition) may be awarded under certain circumstances even where such damages may exceed the property’s actual value. The legal situation in Montana, the increase in the number of claims against BNSF and others resulting from this decision, and the completion of the analysis caused BNSF to record additional pre-tax environmental expenses of $175 million, or $0.31 per diluted share in the second quarter of 2008 for environmental liabilities primarily related to the effect of the aforementioned Montana Supreme Court decision on certain of BNSF’s Montana sites.
          BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at September 30, 2009, will be paid over the next ten years, and no individual site is considered to be material.
          The following table summarizes the environmental sites:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
BNSF Sites	2009	2008	2009	2008
Number of sites at beginning of period	318	350	336	346
Sites added during the period	–	4	9	16
Sites closed during the period	(2)	(14)	(29)	(22)

Number of sites at September 30,	316	340	316	340

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
          Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $390 million to $850 million. However, BNSF believes that the $537 million recorded at September 30, 2009, is the best estimate of the Company’s future obligation for environmental costs.
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
     Coal Rate Case Decision
          On February 17, 2009, the United States Surface Transportation Board (STB) issued a new decision in a rate dispute between Western Fuels Association, Inc. and Basin Electric Power Cooperative, Inc. (collectively, WFA) and BNSF Railway Company (BNSF Railway). (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. BNSF Railway Company, STB Docket No. 42088). The dispute relates to the reasonableness of rates BNSF Railway charges to WFA for the transportation of approximately 8 million tons of coal a year from Powder River Basin mines in Wyoming to the Laramie River Station Plant at Moba Junction, Wyoming. The STB previously ruled in this matter in 2007 that the challenged rates were not shown unreasonable. During the pendency of the case, the STB issued new guidelines for reviewing the reasonableness of rates in cases such as this and then permitted WFA to submit new evidence. In its new 2009 decision, the STB found that these same challenged rates were not commercially reasonable. The STB ordered BNSF Railway to reimburse WFA for amounts previously collected above the new levels prescribed for prior periods. The STB also prescribed maximum rates through 2024 at levels substantially below the rates previously set by BNSF Railway. In compliance with the STB’s decision, BNSF Railway published new rates to the Laramie River Station effective March 20, 2009. WFA challenged BNSF Railway’s methodology for implementing those rates before the STB and on July 27, 2009, the STB issued a decision that largely adopted the methodology advocated for by BNSF Railway. The final amount of approximately $120 million in reparations, which includes interest, was submitted by WFA to the STB with BNSF Railway’s concurrence. The STB approved the final amount of reparations on October 22, 2009, with the Company to pay the reparations within 30 days. On March 4, 2009, BNSF Railway filed a petition for judicial review of the 2009 decision of the STB to the United States Court of Appeals for the District of Columbia Circuit (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. Surface Transportation Board and United States of America, Consolidated Docket Nos. 08-1167 and 09-1092), and briefing is underway.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
          In accordance with the final amount of reparations, during the third quarter of 2009 BNSF recorded an adjustment to amounts previously accrued in the first quarter of 2009, resulting in a gain of $31 million, or $0.06 per diluted share, of which $30 million and $1 million were recorded as an increase to freight revenues and a reduction to interest expense, respectively. As such, the net impact in the first nine months of 2009 resulting from the STB’s decision was a loss of $74 million, or $0.13 per diluted share, in excess of amounts previously accrued. Of the total loss, $66 million and $8 million were recorded as a reduction to freight revenues and an increase to interest expense, respectively.
6.     Employee Separation Costs
          Employee separation costs activity was as follows (in millions):

Nine Months Ended September 30,	2009	2008
Beginning balance at January 1,	$79	$91
Accruals	12	3
Payments	(10)	(11)

Ending balance at September 30,	$81	$83

          Employee separation liabilities of $81 million were included in the Consolidated Balance Sheet at September 30, 2009, and principally represent the following: (i) $79 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) less than $1 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $2 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At September 30, 2009, $26 million of the remaining liabilities was included in current liabilities.
          The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation. These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2009 and 2020. As of September 30, 2009, the Company had updated its estimate and recorded an additional liability of $12 million related to deferred benefits. The remaining costs for (ii) above are expected to be paid out between 2009 and approximately 2011, and the costs for (iii) above are expected be paid out between 2009 and 2021 based on deferral elections made by the affected employees.
7.     Employment Benefit Plans
          Components of the net cost were as follows (in millions):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Cost	2009	2008	2009	2008
Service cost	$7	$7	$21	$19
Interest cost	25	25	76	76
Expected return on plan assets	(27)	(28)	(80)	(84)
Amortization of net loss	7	4	19	12

Net cost recognized	$12	$8	$36	$23

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Retiree Health and Welfare Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Cost	2009	2008	2009	2008
Service cost	$1	$1	$2	$2
Interest cost	4	4	11	13
Amortization of net loss	–	1	1	3
Amortization of prior service credit	(1)	(1)	(4)	(5)

Net cost recognized	$4	$5	$10	$13

          In the second quarter of 2009, the Company made a voluntary contribution of $33 million to BNSF’s qualified pension plan. The Company is not required to make any additional contributions to BNSF’s qualified pension plan in 2009.
8.     Earnings Per Share
          Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.
          Weighted average stock options totaling 4.4 million and 5.1 million for the three and nine months ended September 30, 2009, respectively, and 1.8 million and 1.6 million for the three and nine months ended September 30, 2008, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.
          The Company adopted authoritative accounting guidance which requires non-vested shares that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities, and therefore be included in computing earnings per share using the two-class method. The Company has retrospectively applied the provisions to the financial information included herein, which resulted in a reduction in earnings per diluted share of $0.01 and $0.02 for the three months and nine months ended in September 30, 2008, respectively.
          The following table is a reconciliation of net income available to common stockholders used in the basic and diluted EPS computations for the three months and nine months ended September 30, 2009 and 2008 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Income Statement:
Net income	$488	$695	$1,185	$1,500
Net income allocated to participating securities	(2)	(3)	(4)	(6)

Net income available to common stockholders	$486	$692	$1,181	$1,494

Average Shares:
Basic	340.2	343.5	339.8	344.9
Diluted	342.7	347.2	342.2	349.2

Earnings Per Share:
Basic	$1.43	$2.01	$3.48	$4.33
Diluted	$1.42	$1.99	$3.45	$4.28

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
9.     Comprehensive Income
          Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, a component of Stockholders’ Equity within the Consolidated Balance Sheets, rather than net income on the Consolidated Statements of Income. Under existing accounting standards, other comprehensive income may include, among other things, unrecognized gains and losses and prior service credit related to pension and other postretirement benefit plans and accounting for derivative financial instruments, which qualify for cash flow hedge accounting.
          The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$488	$695	$1,185	$1,500
Other comprehensive income:
Change in unrecognized prior service credit and actuarial losses, net of tax (see Note 7)	3	2	9	6
Change in fuel/interest hedge mark-to-market and other items, net of tax (see Note 2)	9	(85)	249	(37)
Recognized loss on derivative instruments-discontinued hedges, net of tax (see Note 2)	–	–	27	–
Change in unrealized loss on securities held by equity method investees, net of tax	1	(1)	1	(1)

Total comprehensive income	$501	$611	$1,471	$1,468

          The following table provides the components of accumulated other comprehensive loss (in millions):

	September 30,	December 31,
	2009	2008
Unrecognized prior service credit and actuarial losses, net of tax (see Note 7)	$(514)	$(523)
Fuel/interest hedge mark-to-market and other items, net of tax (see Note 2)	(68)	(344)
Unrealized loss on securities held by equity method investees, net of tax	(6)	(7)

Total Accumulated other comprehensive loss	$(588)	$(874)

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
10.    Accounting Pronouncements
          In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. SFAS 166 limits the circumstances in which financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 also eliminates the concept of a qualifying special-purpose entity (QSPE), which will require companies to evaluate former QSPEs for consolidation.
          In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends existing guidance used to determine whether or not a company is required to consolidate a variable interest entity (VIE) and requires enhanced disclosures. SFAS No. 167 eliminates quantitative-based assessments and will require companies to perform ongoing qualitative assessments to determine whether or not the VIE should be consolidated.
          Both SFAS 166 and SFAS 167 are effective for the Company on January 1, 2010.
          As discussed in Note 3, the Company’s A/R sales program involves a master trust that issues an undivided interest in receivables to investors. The A/R sales master trust is not currently consolidated in the Company’s financial statements and the undivided interest in receivables that have been sold to investors is derecognized. These new pronouncements will require the Company to consolidate the A/R sales master trust and to no longer derecognize the undivided interest sold to investors effective January 1, 2010. As a result, the Company’s Consolidated Balance Sheets will reflect an increase in accounts receivable, net and an increase in current liabilities for the amount of undivided interest sold to investors and any related cash flow impacts will be included in Financing Activities rather than Operating Activities in the Consolidated Statements of Cash Flows. There was no outstanding interest held by investors under the A/R sales program at September 30, 2009. Outstanding undivided interests held by investors under the A/R sales program was $50 million at December 31, 2008.
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
We have reviewed the accompanying consolidated balance sheet of Burlington Northern Santa Fe Corporation and its subsidiaries (“the Company”) as of September 30, 2009, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008, consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008 and consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2009. These interim financial statements are the responsibility of the Company’s management.
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
October 23, 2009

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
Executive Summary
Overview:
➢	Quarterly earnings were $1.42 per diluted share, which included a $0.06 per share impact related to a favorable coal rate case adjustment. Third-quarter 2008 earnings were $1.99 per diluted share.

➢
Quarterly freight revenues of $3.49 billion were $1.28 billion, or 27 percent lower than third-quarter 2008 revenues of $4.77 billion, and include a $30 million favorable coal rate case accrual adjustment. The 27-percent decrease in revenues included a decrease in fuel surcharges of $725 million. The remaining variance was due to 17 percent lower unit volumes as a result of the economic downturn, partially offset by improved yields.

➢
Operating expenses of $2.69 billion for the third quarter of 2009 were $1.01 billion, or 27 percent lower than third-quarter 2008 operating expenses of $3.70 billion. About half of the reduction in operating expenses was due to lower fuel prices, with the remainder due to strong cost controls and decreased unit volumes.

Results of Operations
    Three Months Ended September 30, 2009, Compared with Three Months Ended September 30, 2008
        Revenues Summary
          The following table presents BNSF’s revenue information by business group for the three months ended September 30, 2009 and 2008.

	Revenues		Cars / Units		Average Revenue
	(in millions)		(in thousands)		Per Car / Unit
	2009	2008	2009	2008	2009	2008

Consumer Products	$1,087	$1,686	978	1,254	$1,111	$1,344
Coal	940	1,047	604	645	1,556	1,623
Industrial Products	747	1,124	308	420	2,425	2,676
Agricultural Products	715	909	247	271	2,895	3,354

Total Freight Revenues	3,489	4,766	2,137	2,590	$1,633	$1,840

Other Revenues	106	140

Total Operating Revenues	$3,595	$4,906

     Fuel Surcharges
          Freight revenues include both revenue for transportation services and fuel surcharges. BNSF’s fuel surcharge program is intended to recover its incremental fuel costs when fuel prices exceed a threshold fuel price. Fuel surcharges are calculated differently depending on the type of commodity transported. In certain commodities, fuel surcharge is calculated using a fuel price from a time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may significantly differ.
          The following table presents fuel surcharge and fuel expense information for the three months ended September 30, 2009 and 2008 (in millions).

	2009	2008

Total fuel expense [a]	$606	$1,349
BNSF fuel surcharges	$312	$1,037

a Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel hedges, which do not impact the fuel surcharge program.
     Revenues
          Freight revenues for the third quarter of 2009 were $3,489 million, 27 percent lower than the same 2008 period, on a 17-percent decline in unit volumes resulting from the economic downturn. Average revenue per car/unit was 11 percent lower in the third quarter of 2009 than the third quarter of 2008 primarily due to a decrease in fuel surcharges.

       Consumer Products

          The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

          Consumer Products revenues of $1,087 million for the third quarter of 2009 were $599 million, or 36 percent less than the third quarter of 2008. This reflects lower international intermodal, domestic intermodal and automotive volumes due to the economy and lower average revenue per unit due primarily to decreased fuel surcharges.

       Coal
          BNSF is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originate from the Powder River Basin of Wyoming and Montana.
          Coal revenues of $940 million for the third quarter of 2009 declined $107 million, or 10 percent, compared with the same 2008 period due to decreased fuel surcharges and lower unit volumes driven by soft demand due to economic conditions and mild summer weather, partially offset by a $30 million favorable adjustment to amounts previously accrued related to an unfavorable coal rate case decision in the first quarter of 2009 (see Note 5 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision”) and improved yields.
       Industrial Products

          The Industrial Products’ freight business consists of five business areas: construction products, building products, petroleum products, chemicals & plastic products and food & beverages.

          Industrial Products revenues of $747 million for the third quarter of 2009 were $377 million, or 34 percent less than the third quarter of 2008 due to lower unit volumes, driven by lower demand for construction and building products, and decreased fuel surcharges, partially offset by improved yields.

Agricultural Products

          The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

          Agricultural Products revenues of $715 million for the third quarter of 2009 decreased $194 million, or 21 percent, compared with the same 2008 period. This decrease was due mainly to lower fuel surcharges, as well as lower unit volumes predominately due to reduced domestic loadings and international grain shipments.

       Other Revenues
          Other revenues decreased $34 million, or 24 percent, to $106 million for the third quarter of 2009. The decline was primarily due to a decrease in revenues from BNSF Logistics, which is a wholly-owned, third-party logistics company, and a decrease in charges for storage costs.

     Expenses
          Total operating expenses for the third quarter of 2009 were $2,694 million, a decrease of $1,005 million, or 27 percent, from the same period in 2008.
       Compensation and benefits
          Compensation and benefits includes expenses for BNSF employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.
          Compensation and benefits expenses of $872 million in the third quarter of 2009 were $141 million, or 14 percent lower than the same prior year period. This reduction was primarily the result of decreased volumes, effective cost controls, as well as lower incentive compensation costs, which cover all non-union and about one quarter of union employees. The average number of employees decreased 9 percent compared to the third quarter of 2008.
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
          Fuel expenses of $606 million for the third quarter of 2009 were $743 million, or 55 percent lower than the third quarter of 2008. The decrease in fuel expense was primarily due to a decrease in the average all-in cost per gallon of locomotive diesel fuel. The average all-in cost per gallon of locomotive diesel fuel decreased by $1.73 to $1.99, resulting in a $500 million decrease in expense. The decrease in the average all-in cost reflected a decrease in the average purchase price per gallon of $1.88, or a $546 million decrease in locomotive fuel expense, offset by an increase in the hedge loss of 15 cents per gallon, or $46 million (third quarter 2009 loss of $35 million less third quarter 2008 benefit of $11 million). Locomotive fuel consumption in the third quarter of 2009 decreased by 59 million gallons to 290 million gallons, when compared with consumption in the same 2008 period, resulting in a decrease in expense of $221 million. The remainder of the decrease was primarily due to lower non-locomotive fuel prices.
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
          Purchased service expenses of $453 million for the third quarter of 2009 were $84 million, or 16 percent lower than the third quarter of 2008. Variable expenses on lower volumes led to decreased costs in ramping, drayage, locomotive maintenance, car repairs and other volume-related costs.
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
          Depreciation and amortization expenses of $386 million for the third quarter of 2009 were $37 million, or 11 percent higher than the same period in 2008. This increase in depreciation expense was primarily due to ongoing capital expenditures.

       Equipment rents
          Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.
          Equipment rents expenses of $194 million for the third quarter of 2009 were $35 million, or 15 percent lower than the third quarter of 2008. Improved car velocity, lower volumes and the return of leased equipment all contributed to the decrease.
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
          Materials and other expenses of $183 million for the third quarter of 2009 were $39 million, or 18 percent lower than the third quarter of 2008 due largely to lower derailment and personal injury costs, reduced volumes and effective cost controls.
       Interest expense
          Interest expense of $127 million for the third quarter of 2009 was $5 million, or 4 percent higher than the third quarter of 2008. This increase was primarily attributable to a higher average debt balance, partially offset by a decrease to interest expense of $1 million related to a favorable coal rate case adjustment (see Note 5 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision”) in the third quarter of 2009. Favorable tax settlements impacted interest expense for both of the third quarters ended September 30, 2009 and 2008.
       Income taxes
          The effective tax rate for the three months ended September 30, 2009, was 36.9 percent compared with 35.6 percent for the same prior year period. Favorable tax settlements impacted both of the third quarters ended September 30, 2009 and 2008.
   Nine Months Ended September 30, 2009, Compared with Nine Months Ended September 30, 2008
     Revenues Summary
          The following table presents BNSF’s revenue information by business group for the nine months ended September 30, 2009 and 2008.

	Revenues		Cars / Units		Average Revenue
	(in millions)		(in thousands)		Per Car / Unit
	2009	2008	2009	2008	2009	2008

Consumer Products	$3,176	$4,643	2,912	3,655	$1,091	$1,270
Coal	2,678	2,903	1,820	1,868	1,471	1,554
Industrial Products	2,152	3,109	888	1,245	2,423	2,497
Agricultural Products	2,012	2,603	686	817	2,933	3,186

Total Freight Revenues	10,018	13,258	6,306	7,585	$1,589	$1,748

Other Revenues	317	387

Total Operating Revenues	$10,335	$13,645

     Fuel Surcharges
          The following table presents fuel surcharge and fuel expense information for the nine months ended September 30, 2009 and 2008 (in millions).

	2009	2008

Total fuel expense [a]	$1,729	$3,685
BNSF fuel surcharges	$859	$2,500

a Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel hedges, which do not impact the fuel surcharge program.
     Revenues
          Freight revenues for the first nine months of 2009 were $10,018 million, 24 percent lower than the same 2008 period, on a 17-percent decline in unit volumes resulting from the economic downturn. Average revenue per car/unit was 9 percent lower in the first nine months of 2009 than the first nine months of 2008 primarily due to a decrease in fuel surcharges.
       Consumer Products
          Consumer Products revenues of $3,176 million for the first nine months of 2009 were $1,467 million, or 32 percent less than the first nine months of 2008. This reflects lower international intermodal, domestic intermodal and automotive volumes due to the economy and a reduction in average revenue per unit due primarily to lower fuel surcharges.
       Coal
          Coal revenues of $2,678 million for the first nine months of 2009 declined $225 million, or 8 percent, compared with the same 2008 period. The decline was due to decreased fuel surcharges, lower unit volumes and a $66 million loss in excess of amounts previously accrued related to the unfavorable coal rate case decision during the first quarter of 2009 (see Note 5 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision.”) These declines were partially offset by improved yields from renewed contracts and a $22 million favorable coal rate case decision during the second quarter of 2009.
       Industrial Products
          Industrial Products revenues of $2,152 million for the first nine months of 2009 were $957 million, or 31 percent less than the first nine months of 2008 due to lower unit volumes, driven primarily by decreased demand for construction and building products, and lower fuel surcharges, partially offset by improved yields.
       Agricultural Products
          Agricultural Products revenues of $2,012 for the first nine months of 2009 decreased $591 million, or 23 percent. This decrease was due mainly to lower fuel surcharges, as well as lower unit volumes predominately due to reduced domestic loadings and international grain shipments, partially offset by improved yields.
       Other Revenues
          Other revenues decreased $70 million, or 18 percent, to $317 million for the first nine months of 2009. The decline was primarily due to a decrease in revenues from BNSF Logistics, which is a wholly-owned, third-party logistics company, and a decrease in charges for storage costs.

     Expenses
          Total operating expenses for the first nine months of 2009 were $7,968 million, a decrease of $2,881 million, or 27 percent, from the same period in 2008.
       Compensation and benefits
          Compensation and benefits expenses of $2,564 million in the first nine months of 2009 were $383 million, or 13 percent lower than the same prior year period. This reduction was primarily the result of decreased volumes, effective cost controls, as well as lower incentive compensation costs, which cover all non-union and about one quarter of union employees. The average number of employees decreased 8 percent compared to the same 2008 period.
     Fuel
          Fuel expenses of $1,729 million for the first nine months of 2009 were $1,956 million, or 53 percent lower than the first nine months of 2008. The decrease in fuel expense was primarily due to a decrease in the average all-in cost per gallon of locomotive diesel fuel. The average all-in cost per gallon of locomotive diesel fuel decreased by $1.50 to $1.83, resulting in a $1,340 million decrease in expense. The decrease in the average all-in cost reflected a decrease in the average purchase price per gallon of $1.75, or a $1,569 million decrease in locomotive fuel expense, offset by an increase in the hedge loss of 25 cents per gallon, or $229 million (first nine months 2009 loss of $185 million less first nine months 2008 benefit of $44 million). Locomotive fuel consumption for the first nine months of 2009 decreased by 168 million gallons to 900 million gallons, when compared with consumption in the same 2008 period, resulting in a decrease in expense of $566 million. The remainder of the decrease was primarily due to lower non-locomotive fuel prices.
     Purchased services
          Purchased service expenses of $1,396 million for the first nine months of 2009 were $204 million, or 13 percent lower than the first nine months of 2008. Variable expenses on lower volumes led to decreased costs in ramping, drayage, car repairs and other volume related costs.
     Depreciation and amortization
          Depreciation and amortization expenses of $1,135 million for the first nine months of 2009 were $96 million, or 9 percent higher than the same period in 2008. This increase in depreciation expense was primarily due to capital expenditures and due to updated depreciation rates that went into effect in April 2008 for other roadway property, which includes items such as bridges, office buildings and facilities, telecommunication and information technology systems and machinery.
     Equipment rents
          Equipment rents expenses of $591 million for the first nine months of 2009 were $91 million, or 13 percent lower than the first nine months of 2008. Improved car velocity, lower volumes and the return of leased equipment all contributed to the decrease.
     Materials and other
          Materials and other expenses of $553 million for the first nine months of 2009 were $343 million or 38 percent lower than the first nine months of 2008 due largely to expenses in connection with environmental matters in Montana during the second quarter of 2008, lower derailment and personal injury costs, reduced volumes and effective cost controls.

     Interest expense
          Interest expense of $462 million for the first nine months of 2009 was $66 million, or 17 percent higher than the first nine months of 2008. This increase was primarily attributable to a net $32 million loss for terminated treasury locks (see Note 2 to the Consolidated Financial Statements). The unfavorable coal rate case decision further increased interest expense by $8 million (see Note 5 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision”). The remainder of the increase was primarily due to a higher average debt balance. Favorable tax settlements impacted interest expense for both of the nine month periods ended September 30, 2009 and 2008.
     Income taxes
          The effective tax rate for the nine months ended September 30, 2009, was 37.6 percent compared with 37.2 percent for the same prior year period. Favorable tax settlements impacted both of the nine month periods ended September 30, 2009 and 2008.
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
     Operating Activities
          Net cash provided by operating activities was $2,638 million for the nine months ended September 30, 2009, compared with $3,303 million for the nine months ended September 30, 2008. The decrease was primarily the result of a decrease in earnings before depreciation and amortization expense, environmental related matters in Montana during the second quarter of 2008 and changes in working capital.
     Investing Activities
          Net cash used for investing activities was $2,119 million for the nine months ended September 30, 2009, compared with $2,381 million for the nine months ended September 30, 2008. The decrease in cash used for investing activities is related to higher proceeds from the sale of equipment financed, in addition to a $96 million decrease in capital expenditures. The following table presents a breakdown of capital expenditures for the nine months ended September 30, 2009 and 2008 (in millions):

Nine Months Ended September 30,	2009	2008
Engineering	$1,358	$1,220
Mechanical	86	116
Other	88	87

Total replacement capital	1,532	1,423
Information services	59	71
Terminal and line expansion	78	210

Total capital expenditures excluding equipment	$1,669	$1,704

Acquisition of equipment	$615	$676

          Acquisition of equipment includes the acquisition of locomotives, freight cars and other equipment, some or all of which may be sold and leased back by the Company through either an operating or capital lease. The cash received from any such sale-leaseback transaction is included in proceeds from sale of equipment financed in the Consolidated Statements of Cash Flows.

Financing Activities
Nine Months Ended September 30, 2009
          Net cash provided by financing activities during the first nine months of 2009 was $9 million, primarily related to net debt borrowings of $352 million, proceeds from a facility financing obligation of $51 million, proceeds from stock options exercised of $26 million and excess tax benefits from equity compensation plans of $18 million, partially offset by dividend payments of $409 and common stock repurchases to satisfy tax withholding obligations for stock option exercises of $15 million.
          Aggregate debt due to mature within one year was $323 million. BNSF’s ratio of net debt to total capitalization was 42.9 percent at September 30, 2009, compared with 44.5 percent at December 31, 2008. The Company’s adjusted net debt to total capitalization was 52.4 percent at September 30, 2009, compared with 54.7 percent at December 31, 2008. BNSF’s adjusted net debt to total capitalization is a non-GAAP measure and should be considered in addition to, but not as a substitute for or preferable to, the information prepared in accordance with GAAP. However, management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.
          The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

	September 30,	December 31,
	2009	2008
Net debt to total capitalization [a]	42.9%	44.5%
Adjustment for long-term operating leases and other debt equivalents [b]	9.1	9.7
Adjustment for unfunded pension and retiree health and welfare liability	1.4	1.5
Adjustment for junior subordinated notes [c]	(1.0)	(1.0)

Adjusted net debt to total capitalization	52.4%	54.7%

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

          In September 2009, BNSF issued $750 million of 4.7 percent notes due October 1, 2019. The net proceeds from the sale of the notes are being used for general corporate purposes which may include, but are not limited to, working capital, capital expenditures, repurchase of common stock pursuant to the share repurchase program, and repayment of outstanding indebtedness.
          At September 30, 2009, $750 million remained authorized by the Board of Directors to be issued through a SEC debt shelf registration statement.
          In July 2009, BNSF Railway entered into an 18-year equipment obligation totaling $75 million to finance locomotives and railcars.
          During the first nine months of 2009, BNSF entered into a 12-year capital lease to finance $368 million of locomotives and freight cars. Additionally, BNSF entered into capital leases totaling $96 million to finance maintenance of way and other vehicles and equipment with lease terms of three to seven years.
          In 2005, the Company commenced the construction of an intermodal facility that it intended to sell to a third party and subsequently lease back. As of September 30, 2009, construction of the facility was completed for a cost of approximately $160 million. All improvements have been sold to the third party and BNSF leased the facility from the third party for 20 years. This sale leaseback transaction was accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility were classified as investing activities, and the inflows from the associated financing proceeds were classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

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
Dividends
          Common stock dividends declared for the nine months ended September 30, 2009 and 2008 were $1.20 and $1.04 per share, respectively. Dividends paid on common stock during the first nine months of 2009 and 2008 were $409 million and $334 million, respectively. On July 23, 2009, the Board declared a quarterly dividend of $0.40 per share on outstanding shares of common stock, payable October 1, 2009 to shareholders of record on September 10, 2009. On October 22, 2009, the Board declared a quarterly dividend of $0.40 per share on outstanding shares of common stock, payable January 4, 2010 to shareholders of record on December 14, 2009.
Share Repurchase Program
          BNSF did not repurchase shares related to its share repurchase program during the first nine months of 2009. Program-to-date repurchases through September 30, 2009, were 192 million shares at an average price of $41.53 per share, leaving 18 million shares available for repurchase out of the 210 million shares authorized. During the nine months ended September 30, 2009, the Company acquired shares from employees at a cost of $15 million to satisfy tax withholding obligations.
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
          In the third quarter of 2009, BNSF took delivery of 73 locomotives under a long-term commitment. At September 30, 2009, BNSF’s remaining commitment was to acquire 595 locomotives by 2013.
          In connection with a transaction entered into in 2006, as amended, BNSF has remaining railcar purchase obligations for 837 covered hopper cars through 2010.
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

Off-Balance Sheet Arrangements
Sale of Accounts Receivable
          The accounts receivable sales program of Santa Fe Receivables Corporation, as described in Note 3 to the Consolidated Financial Statements, includes thresholds for dilution, delinquency and write-off ratios that, if exceeded, would allow the investors participating in this program, at their option, to cancel the program. These provisions include a maximum debt-to-capital test, which is the same as in BNSF’s revolving credit agreements. At September 30, 2009, BNSF Railway was in compliance with these provisions.
          The accounts receivable sales program provides efficient financing at a competitive interest rate as compared with traditional borrowing arrangements and provides diversification of funding sources. Since the funding is collateralized by BNSF receivables, the risk of exposure is only as great as the risk of default on these receivables (see Note 3 to the Consolidated Financial Statements for additional information). See Note 10 to the Consolidated Financial Statements for information about recent accounting pronouncements that will have an impact on the A/R sales program upon adoption.
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
Other Matters
Hedging Activities
          The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by authoritative accounting guidance related to derivatives and hedging, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.
          BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance. As of September 30, 2009, BNSF’s counterparties have credit ratings of A2/A or higher.
Fuel
          BNSF measures the fair value of fuel hedges from data provided by various external counterparties. The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps and costless collars. This methodology is a market approach, which under authoritative accounting guidance related to fair value measurements utilizes Level 2 inputs as it uses market data for similar instruments in active markets. Certain of the Company’s fuel-hedge instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. Further information on BNSF’s fuel hedging program is incorporated by reference from Note 2 to the Consolidated Financial Statements.

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
          BNSF’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. This methodology is a market approach, which under authoritative accounting guidance related to fair value measurements utilizes Level 2 inputs as it uses market data for similar instruments in active markets. Further information on BNSF’s interest hedging program is incorporated by reference from Note 2 to the Consolidated Financial Statements.
Employee and Labor Relations
          A significant majority of BNSF Railway’s employees are union-represented. Final agreements were reached in the most recent bargaining round covering 100 percent of BNSF’s unionized workforce. These agreements resolved all wage, work rule and benefit issues through December 31, 2009, and will remain in effect until new agreements are reached in the next bargaining round or the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of U.S. Presidential intervention) are exhausted. The next bargaining round will begin November 1, 2009.
Accounting Pronouncements
          See Note 10 to the Consolidated Financial Statements for information about recent accounting pronouncements that will have an impact on BNSF.
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

•
Expectations as to the effect on the Company’s financial condition of claims, litigation, environmental and personal injury costs, commitments, contingent liabilities, U.S. Surface Transportation Board and other governmental and regulatory investigations and proceedings, and changes in the economic laws and regulations applicable to the rail industry;

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
          Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

          •    Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, volatility in the capital or credit markets including changes affecting the timely availability and cost of capital, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF’s supplier base and in the industries and geographic areas that produce and consume freight, changes in demand due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, level of service failures that could lead customers to use competitors’ services, changes in fuel prices and other key materials and disruptions in supply chains for these materials, increased customer bankruptcies, closures or slowdowns, and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment;
          •   Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, other more general legislative actions, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; the availability of adequate insurance to cover the risks associated with operations; and
          •   Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs in response to changes in demand and other factors, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, operational and other difficulties in implementing positive train control technology, restrictions on development and expansion plans due to environmental concerns, constraints due to the nation’s aging infrastructure, disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

Three Months Ended September 30,	2009	2008
Fuel hedge (loss) benefit (including ineffective portion of unexpired hedges)	$(35)	$11
Interest rate hedge benefit	5	4

Total hedge and derivative (loss) benefit	(30)	15
Tax effect	11	(6)

Hedge and derivative (loss) benefit, net of tax	$(19)	$9

Nine Months Ended September 30,	2009	2008
Fuel hedge (loss) benefit (including ineffective portion of unexpired hedges)	$(185)	$44
Interest rate hedge benefit	15	8
Interest rate derivative loss	(32)	–

Total hedge and derivative (loss) benefit	(202)	52
Tax effect	77	(20)

Hedge and derivative (loss) benefit, net of tax	$(125)	$32

          The Company’s fuel-hedge loss was due to decreases in average fuel prices subsequent to the initiation of various hedges and through their termination. The interest rate hedge benefit was the result of lower interest rates. The interest rate derivative loss was related to terminated treasury locks (see Note 2 to the Consolidated Financial Statements). The information presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Notes 2 and 4 to the Consolidated Financial Statements describes significant aspects of BNSF’s financial instrument activities that have a material market risk. Additionally, the Company uses fuel surcharges, which it believes substantially mitigates the risk of fuel price volatility.
     Commodity Price Sensitivity
          BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of September 30, 2009, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO), West Texas Intermediate (WTI) crude oil, or the HO refining spread (HO-WTI), which is the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, HO and WTI.
          At September 30, 2009, BNSF had recorded a net fuel-hedging liability of $116 million for fuel hedges covering 2009 through 2012.

          The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending September 30, 2010, and the balance sheet impact from the hypothetical price changes on all open hedges, both based on the Company’s hedge position at September 30, 2009:

Sensitivity Analysis

Hedged commodity	Fuel-hedge annual pre-tax	Balance Sheet impact of change
price change	earnings impact	in fuel-hedge fair value
10-percent increase	$45 million increase	$114 million increase
10-percent decrease	$52 million decrease	$113 million decrease

          Based on locomotive fuel consumption during the twelve-month period ending September 30, 2009, of 1,247 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a 10-percent increase or decrease in the commodity price per gallon would result in an approximate $203 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis. Additionally, the Company uses fuel surcharges, which it believes substantially mitigates the risk of fuel price volatility.
          At September 30, 2009, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position. Further information on fuel hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements.
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
          At September 30, 2009, the fair value of BNSF’s debt, excluding capital leases and a net fair value interest rate hedge benefit of $41 million, was $9,578 million.
          The following table is an estimate of the impact to earnings and the fair value of the total debt, excluding capital leases, and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending September 30, 2010, based on debt levels and outstanding hedges as of September 30, 2009:

Sensitivity Analysis

Floating rate debt -
Hypothetical change	Annual pre-tax earnings	Change in fair value
in interest rates	impact	Total debt[a]	Interest rate hedges

1-percent decrease	$7 million increase	$869 million increase	$35 million increase
1-percent increase	$7 million decrease	$745 million decrease	$32 million decrease

a Excludes the impact of interest rate hedges.
          Further information on interest rate hedges is incorporated by reference from Note 2 to the Consolidated Financial Statements. Information on the Company’s debt, which may be sensitive to interest rate fluctuations, is incorporated by reference from Note 4 to the Consolidated Financial Statements.

Item 4. Controls and Procedures.
          Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF’s principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As discussed below, management effected changes in BNSF’s internal control over financial reporting that occurred during BNSF’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF’s internal control over financial reporting. There were no other changes in BNSF’s internal control over financial reporting that occurred during BNSF’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF’s internal control over financial reporting.
          In July 2009, the Company implemented a new Enterprise Resource Planning (ERP) system. The implementation of this new ERP system involved changes to the Company’s procedures for internal control over financial reporting. The Company followed a system implementation life cycle process that required pre-implementation planning, design and testing. The Company conducted post-implementation monitoring, testing and process modifications to ensure the effectiveness of internal control over financial reporting. The Company does not believe that this ERP system implementation had an adverse effect on the Company’s internal control over financial reporting.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
PART II OTHER INFORMATION
Item 1. Legal Proceedings
          Reference is made to the Company’s Form 10-Q for the quarter ending March 31, 2009, with respect to the February 17, 2009 decision of the United States Surface Transportation Board (STB) in Western Fuels Association, Inc. and Basin Electric Power Cooperative v. BNSF Railway Company, STB Docket No. 42088), and BNSF Railway Company’s appeal of this STB decision to the United States Court of Appeals for the District of Columbia Circuit (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. Surface Transportation Board and United States of America, Consolidated Docket Nos. 08-1167 and 09-1092). For information relating to these matters, see Note 5, Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Common Stock Repurchases
          The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended September 30, 2009 (shares in thousands):

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased[a]	Per Share	or Programs[b]	Programs[b]
July 1 – 31	34	$77.67	–	17,816
August 1 – 31	3	$83.41	–	17,816
September 1 – 30	–	$–	–	17,816

Total	37	$78.17	–

a	Total number of shares purchased includes 37 thousand shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include 36 thousand shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.

b	On July 17, 1997, the Board initially authorized and the Company announced the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. On December 9, 1999, April 20, 2000, September 21, 2000, January 16, 2003, December 8, 2005 and February 14, 2007, the Board authorized and the Company announced extensions of the BNSF share repurchase program, adding 30 million shares at each date for a total of 210 million shares authorized. The share repurchase program does not have an expiration date.
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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Dated: October 23, 2009

S-1

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES
Exhibit Index

		Incorporated by Reference
		(if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Burlington Northern Santa Fe Corporation, dated December 21, 1994, as amended.	10-Q	8/13/1998	001-11535	3.1

3.2	By-Laws of Burlington Northern Santa Fe Corporation, as amended and restated, dated December 11, 2008.	8-K	12/12/2008	001-11535	3.2

4.1	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and The Bank of New York Trust Company, N.A., as Trustee, including the form of BNSF’s 4.700% Notes due October 1, 2019.	8-K	09/24/2009	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due October 1, 2019.	8-K	09/24/2009	001-11535	4.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

15.1	Independent Registered Public Accounting Firm’s Awareness Letter.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101
The following financial information from Burlington Northern Santa Fe Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income for each of the three-month and nine-month periods ended September 30, 2009 and 2008, (ii) the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, (iii) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2009 and 2008, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the nine-month period ended September 30, 2009, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

Certain instruments defining the rights of the holders of long-term debt of the Company and of its subsidiaries, involving a total amount of indebtedness not in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

* Filed herewith
E-1