Form 10-K
period 2009-12-31
BURLINGTON NORTHERN SANTA FE CORP
filed 2010-02-11
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [x] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.	Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	[ ]

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $24.794 billion on June 30, 2009. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 341,243,913 shares outstanding as of February 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

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

BNSF is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. At December 31, 2009, BNSF and its subsidiaries had approximately 35,000 employees. The rail operations of BNSF Railway Company (BNSF Railway), the principal operating subsidiary, comprise one of the largest railroad systems in North America.

Berkshire Hathaway Inc., a Delaware corporation (Berkshire), R Acquisition Company, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Berkshire (Merger Sub), and the Company have entered into a definitive Agreement and Plan of Merger (the Merger Agreement) dated as of November 2, 2009. Pursuant to the Merger Agreement and subject to the conditions set forth therein, the Company will merge with and into Merger Sub (the Merger) with Merger Sub surviving as an indirect wholly owned subsidiary of Berkshire. The Merger is subject to the approval of (i) the holders of at least 66-2/3% of the issued and outstanding shares of Company common stock not owned by Berkshire or any of its affiliates or associates and (ii) the holders of a majority of the issued and outstanding shares of Company common stock, as well as to the satisfaction or waiver of other conditions as provided in the Merger Agreement. The Merger is expected to be completed on February 12, 2010. Further information on the proposed Merger is incorporated by reference from Note 1 to the Consolidated Financial Statements.

BNSF’s internet address is www.bnsf.com. Through this internet Web site (under the “Investors” link), BNSF makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the SEC). Filings on Forms 3, 4 and 5 are also available on this Web site as is BNSF’s annual proxy statement. BNSF makes available on its Web site other previously filed SEC reports, registration statements and exhibits via a link to the SEC’s Web site at www.sec.gov. The following documents are also made available on the Company’s Web site:

•	Code of Conduct for Directors, Officers and Salaried Employees;

•	Code of Business Conduct and Ethics for Scheduled Employees;

•	Corporate Governance Guidelines; and

•	Charters of the Audit, Compensation and Development and Directors and Corporate Governance Committees.

Further discussion of the Company’s business, including equipment and business sectors, is incorporated by reference from Item 2, “Properties.”

Item 1A. Risk Factors

Changes in government policy could negatively impact demand for the Company’s services, impair its ability to price its services or increase its costs or liability exposure.
Changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws or regulation of carbon dioxide emissions could reduce the demand for coal and revenues from the coal transportation services provided by BNSF Railway. Also, United States and foreign government agriculture tariffs or subsidies could affect the demand for grain. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas, including rates, services and access to facilities could adversely impact the Company’s ability to determine prices for rail services and significantly affect the revenues, costs and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, a reduction in profitability could hinder the Company’s ability to maintain, improve or expand its rail network, facilities and equipment. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues.

The Company’s success depends on its ability to continue to comply with the significant federal, state and local governmental regulations to which it is subject.
The Company is subject to a significant amount of governmental laws and regulation with respect to its rates and practices, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative and/or regulatory framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. Federal legislation enacted in 2008 mandates the implementation of positive train control technology by December 31, 2015, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation hazardous materials are transported. This type of technology is new and deploying it across BNSF Railway’s system and other railroads may pose significant operating and implementation risks and will require significant capital expenditures.

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
The Company operates in a highly competitive business environment. Depending on the specific market, the Company faces intermodal, intramodal, product and geographic competition. This competition from other railroads and motor carriers, as well as barges, ships and pipelines in certain markets, may be reflected in pricing, market share, level of services, reliability and other factors. For example, the Company believes that high service truck lines, due to their ability to deliver non-bulk products on an expedited basis, have had and will continue to have an adverse effect on the Company’s ability to compete for deliveries of non-bulk, time-sensitive freight. While the Company must build or acquire and maintain its rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any material increase in the capacity and quality of these alternative methods or the passage of legislation granting greater latitude to motor carriers with respect to size and weight restrictions could have an adverse effect on the Company’s results of operations, financial condition or liquidity. In addition, a failure to provide the level of service required by the Company’s customers could result in loss of business to competitors. Changes in the ports used by ocean carriers or the use of all-water routes from the Pacific Rim to the East Coast or other changes in the supply chain could also have an adverse effect on the Company’s volumes and revenues.

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

Negative changes in general economic conditions could lead to disruptions in the credit markets, increase credit risks and could adversely affect the Company’s financial condition or liquidity.
Challenging economic conditions may not only affect revenues due to reduced demand for many goods and commodities, but could result in payment delays, increased credit risk and possible bankruptcies of customers. Railroads are capital-intensive and must finance a portion of the building and maintenance of infrastructure as well as locomotives and other rail equipment. Economic slowdowns and related credit market disruptions may adversely affect the Company’s cost structure, its timely access to capital to meet financing needs and costs of its financings. The Company could also face increased counterparty risk for its cash investments and its hedge arrangements. Adverse economic conditions could also affect the Company’s costs for insurance or its ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. Declines in the securities and credit markets could also affect the Company’s pension fund and railroad retirement tax rates, which in turn could increase funding requirements.

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
The Company’s success is dependent on its ability to operate its railroad system efficiently. Severe weather and natural disasters, such as tornados, flooding and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. In addition, damages to or loss of use of significant aspects of the Company’s infrastructure due to natural or man-made disruptions could have an adverse effect on the Company’s operating results, financial condition or liquidity for an extended period of time until repairs or replacements could be made. Additionally, during natural disasters, the Company’s workforce may be unavailable, which could result in further delays. Extreme swings in weather could also negatively affect the performance of locomotives and rolling stock.

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
Terrorist attacks and any government response to those types of attacks and war or risk of war may adversely affect the Company’s results of operations, financial condition or liquidity. The Company’s rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on the Company’s operating results and financial condition by causing unpredictable operating or financial conditions, including disruptions of BNSF Railway or connecting rail lines, loss of critical customers or partners, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically, the coverage available may not adequately compensate it for certain types of incidents and certain coverages may not be available to the Company in the future.

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
The Company is subject to various personal injury claims by third parties and employees, including claims by employees who worked around asbestos until 1985, when its use at BNSF was substantially eliminated. Personal injury claims by BNSF Railway employees are subject to the Federal Employees’ Liability Act (FELA), rather than state workers’ compensation laws. The Company believes that the FELA system, which includes unscheduled awards and a reliance on the jury system, can contribute to increased expenses. Future events, such as increases in the number of claims that are filed, developments in legislative and judicial standards and the costs of settling claims, could result in an adverse effect on the Company’s operating results, financial condition and liquidity.

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

The unavailability of qualified personnel could adversely affect the Company’s operations.
Changes in demographics, training requirements and the unavailability of qualified personnel, particularly engineers and trainmen, could negatively impact the Company’s ability to meet demand for rail service. Recruiting and retaining qualified personnel, particularly those with expertise in the railroad industry, are vital to operations. Although the Company has adequate personnel for the current business environment, unpredictable increases in demand for rail services may exacerbate the risk of not having sufficient numbers of trained personnel, which could have a negative impact on operational efficiency and otherwise have a material adverse effect on the Company’s operating results, financial condition or liquidity.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America with approximately 32,000 route miles of track, excluding multiple main tracks, yard tracks and sidings, approximately 23,000 miles of which are owned route miles, including easements, in 28 states and two Canadian provinces as of December 31, 2009. Approximately 9,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks.

As of December 31, 2009, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 10,000 route miles operated under trackage rights. At December 31, 2009, approximately 26,000 miles of BNSF Railway’s track consisted of 112-pound per yard or heavier rail, including approximately 20,000 track miles of 131-pound per yard or heavier rail.

Equipment Configuration
BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock and other equipment as of the dates shown below. During 2009, BNSF continued phasing out intermodal equipment (domestic chassis, domestic containers and trailers) due to an increase in customers providing their own equipment for services versus BNSF maintaining a rail-controlled fleet. Certain prior period amounts have been adjusted to conform to current year presentation.

At December 31,	2009	2008	2007

Locomotives	6,759	6,510	6,400

Freight cars:
Covered hopper	33,878	35,381	36,439
Gondola	13,559	14,485	13,690
Open hopper	11,028	11,046	11,428
Flat	10,179	10,073	10,470
Box	5,493	6,145	7,948
Refrigerator	3,653	3,944	4,196
Auto rack	709	618	416
Tank	433	447	427
Other	397	416	324
Total freight cars	79,329	82,555	85,338

Domestic chassis	6,034	11,336	11,714
Domestic containers	775	3,246	3,253
Trailers	−	1,195	1,200
Maintenance of way and other	4,637	4,499	4,232
Commuter passenger cars	164	163	163

Average age from date of manufacture–locomotive fleet (years)a	16	15	15
Average age from date of manufacture–freight car fleet (years)a	19	18	18
aThese averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance
Capital Expenditures
The extent of BNSF Railway’s replacement and capacity program is outlined in the following table:

Year ended December 31,	2010 Estimate	2009	2008	2007

Track miles of rail laida	881	956	972	994
Cross ties inserted (thousands)a	3,124	3,310	3,167	3,126
Track resurfaced (miles)	14,385	15,456	13,005	11,687
aIncludes both replacement capital and expansion projects, which are primarily capitalized.

A breakdown of the Company’s cash capital expenditures for the three years ended December 31, 2009, is incorporated by reference from a table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Liquidity and Capital Resources; Investing Activities.”

BNSF’s planned 2010 capital commitments are incorporated by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Executive Summary; Capital Commitment Outlook for 2010.”

Locomotive Maintenance
As of December 31, 2009, General Electric Company and Electro-Motive Diesel, Inc. performed locomotive maintenance and overhauls for BNSF Railway at its facilities under various maintenance agreements that covered approximately 4,000 locomotives.

Property and Facilities
BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 31 major intermodal hubs located across the system. BNSF Railway’s largest intermodal facilities in terms of 2009 volume were as follows:

Intermodal Facilities	Lifts

Hobart Yard (Los Angeles, California)	921,000
Logistics Park (Chicago, Illinois)	707,000
Corwith Yard (Chicago, Illinois)	655,000
Alliance (Fort Worth, Texas)	468,000
Willow Springs (Illinois)	463,000
San Bernardino (California)	418,000
Cicero (Illinois)	392,000
Argentine (Kansas City, Kansas)	278,000
Stockton (California)	247,000
Memphis (Tennessee)	231,000

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

BNSF Railway’s largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal, intermodal and coal cars) are shown below:

Classification Yards	Daily Average Cars Processed

Argentine (Kansas City, Kansas)	1,717
Galesburg (Illinois)	1,458
Northtown (Minnesota)	1,167
Barstow (California)	1,120
Tulsa (Oklahoma)	1,083

As of December 31, 2009, certain BNSF Railway properties and other assets were subject to liens securing $94 million of mortgage debt. Certain locomotives, rolling stock and facilities of BNSF Railway were subject to equipment leases and financing obligations, as referred to in Notes 9 and 10 to the Consolidated Financial Statements.

Productivity
Productivity, as measured by thousand gross ton miles per employee, is shown in the table below. Gross ton miles is defined as the product of the number of loaded and empty miles traveled and the combined weight of the car and contents.

Year ended December 31,	2009	2008	2007

Thousand gross ton miles divided by average number of employees	26,339	27,360	27,058

A discussion of Employees and Labor Relations is incorporated by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Other Matters; Employee and Labor Relations.”

Business Mix
In serving the Midwest, Pacific Northwest and the Western, Southwestern and Southeastern regions and ports of the country, BNSF transports, through one operating transportation services segment, a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Over half of the freight revenues of the Company are covered by contractual agreements of varying durations,while the balance is subject to common carrier, published prices or quotations offered by the Company. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. The following map illustrates the Company’s primary routes, including trackage rights, which allow BNSF to access major cities and ports in the western and southern United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF has also entered into marketing agreements with CSX Transportation, Canadian National Railway Company and Kansas City Southern Railway Company, expanding the marketing reach for each railroad and their customers.

BNSF Lines and Trackage Rights
Regional Connections
Intermodal Haulage Arrangement

Consumer Products:
The Consumer Products’ freight business provided approximately 32 percent of freight revenues in 2009 and consisted of the following business sectors:

•
International Intermodal — International business consists primarily of container traffic from steamship companies such as Mediterranean Shipping Company S.A., Orient Overseas Container Line (OOCL) and Hyundai Merchant Marine Co., Ltd. International Intermodal accounted for approximately 43 percent of total Consumer Products revenues.

•	Domestic Intermodal — Domestic Intermodal generated approximately 49 percent of total Consumer Products revenues. The Domestic Intermodal sector is comprised of the following business areas:

•
Truckload/Intermodal Marketing Companies — The Truckload business area is comprised of full truckload carriers such as J.B. Hunt Transportation, Schneider National and Swift Transportation. The Intermodal Marketing Companies business area is comprised of various shippers’ agents and consolidators.

•
Expedited Truckload/Less-than-Truckload — This business area is comprised of less-than-truckload carriers and parcel carriers such as United Parcel Service and YRC Worldwide. It also includes expedited truckload carriers such as U.S. Xpress Enterprises, Transport Corporation of America and Marten Transport Ltd.

•
Automotive — The transportation of both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest provided about 8 percent of total Consumer Products revenues. Asian and European automobile companies account for approximately 83 percent of Automotive revenue.

Coal:
In 2009, the transportation of coal contributed about 26 percent of freight revenues. BNSF is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originated from the Powder River Basin of Wyoming and Montana. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central, Southeast, Mountain and Pacific Northwest regions of the United States. BNSF also transports coal from the Powder River Basin to markets in Canada, the eastern United States and Asian markets. Demand for Powder River Basin coal has increased substantially over time due to its relatively low sulfur content, abundant reserves, relatively inexpensive mine production and competitive-delivered cost to power plants.

Other BNSF coal shipments originate principally in Colorado, New Mexico and North Dakota. These shipments move to electrical generating stations and industrial plants in the Mountain and North Central regions of the United States and to Mexico.

Industrial Products:
The Industrial Products’ freight business provided approximately 21 percent of BNSF’s freight revenues in 2009 and consisted of the following five business areas:

•
Construction Products — The Construction Products sector represented approximately 31 percent of total Industrial Products revenues in 2009. This sector serves virtually all of the commodities included in, or resulting from, the production of steel along with mineral commodities such as clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Industrial taconite, an iron ore derivative produced in northern Minnesota, scrap steel and coal coke are BNSF’s primary input products transported. Finished steel products range from structural beams and steel coils to wire and nails. BNSF links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams and coiled rod for the construction industry. Industrial minerals include mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, are moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in oil and natural gas drilling, the manufacturing of glass and in foundry applications.

•
Building Products — This sector generated approximately 25 percent of total 2009 Industrial Products revenues and includes primary forest product commodities such as lumber, plywood, oriented strand board, particleboard, paper products, pulpmill feedstocks, wood pulp and sawlogs. Also included in this sector are government, machinery and waste traffic. Commodities from this diverse group primarily originate from the Pacific Northwest, Western Canada, upper Midwest and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper and industrial packaging. Shipments of waste, ranging from municipal waste to contaminated soil, are transported to landfills and reclamation centers across the country. The government and machinery business includes aircraft parts, agricultural and construction machinery, military equipment and large industrial machinery.

•
Petroleum Products — Commodities included in the Petroleum Products sector are liquefied petroleum gas (LPG), diesel fuels, asphalt, alcohol, solvents, petroleum coke, lubes, oils, waxes and carbon black. This group made up 20 percent of total Industrial Products revenues for 2009. Product use varies based on commodity and includes the use of LPG for heating purposes, diesel fuel and lubes to run heavy machinery and asphalt for road projects and roofing. Products within this group originate and terminate throughout the BNSF network, with the largest areas of activities being the Texas Gulf, Pacific Northwest, California, Montana and Illinois.

•
Chemicals and Plastic Products — The Chemicals and Plastic Products sector represented approximately 16 percent of total 2009 Industrial Products revenues. This group is composed of industrial chemicals and plastics commodities. These commodities include caustic soda, chlorine, industrial gases, acids, polyethylene, polypropylene and polyvinyl chloride. Industrial chemicals and plastics resins are used by the automotive, housing and packaging industries, as well as for feedstocks, to produce other chemicals and plastic products. These commodities originate primarily in the Gulf Coast region for shipment mainly into domestic markets.

•
Food and Beverages — Food and Beverages represented approximately 8 percent of total 2009 Industrial Products revenues. This group consists of beverages, canned goods and perishable food items. Other consumer goods such as cotton, salt, rubber and tires and miscellaneous boxcar shipments are also included in this business area.

Agricultural Products:
The transportation of Agricultural Products provided approximately 21 percent of 2009 freight revenues. These products include wheat, corn, bulk foods, soybeans, oil seeds and meals, feeds, barley, oats and rye, flour and mill products, milo, oils, specialty grains, malt, ethanol and fertilizer. The BNSF system is strategically located to serve the grain-producing regions of the Midwest and Great Plains. The Company continues to develop and operate a shuttle network for grain and grain products, which allows more efficient use of equipment and improved cycle times. In addition to serving most grain-producing areas, BNSF serves a variety of terminal, storage, feeding and food-processing locations. Furthermore, BNSF has direct access to major export markets via the Pacific Northwest, western Great Lakes, Texas Gulf and Mexican gateways.

Freight Statistics
The following table sets forth certain freight statistics relating to rail operations for the periods indicated.

Year ended December 31,	2009	2008	2007

Revenue ton miles (millions)a	593,573	664,384	657,572
Freight revenue per thousand revenue ton miles	$22.89	$26.34	$23.34
Average length of haul (miles)	1,108	1,090	1,079
aRevenue ton miles is defined as the product of the number of loaded miles traveled and the weight of the contents.

Revenues, cars/units and average revenue per car/unit information for the three years ended December 31, 2009, is incorporated by reference from a table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Results of Operations; Revenue Table.”

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

Railroad Retirement
Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway’s contributions under the Railroad Retirement System have been higher than those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II) and other benefits. For 2009, the Railroad Retirement System required a 19.75 percent contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65 percent contribution on similar wage bases.

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

Based on weekly reporting by the Association of American Railroads, BNSF’s share of the western United States rail traffic in 2009 was approximately 49 percent.

Employee and Labor Relations
A significant majority of BNSF Railway’s employees are union-represented. Final agreements have been reached in the most recent bargaining round covering 100 percent of BNSF’s unionized workforce. These agreements resolved all wage, work rule, and health and welfare issues through December 31, 2009, and will remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of U.S. presidential intervention) are exhausted. Negotiations for the new bargaining round began November 1, 2009.

In the new bargaining round, an agreement covering wage and work rules issues was reached with the Brotherhood of Locomotive Engineers and Trainmen (BLET), representing nearly 7,000 BNSF engineers, which covers the period from January 1, 2010 through December 31, 2014. Also in the new bargaining round, BNSF has joined industry-wide (or “national”) bargaining with all unions on health and welfare issues and with all unions except BLET on wage and work rule issues.

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

Burlington Northern Santa Fe Corporation and its Board of Directors, and in some cases Berkshire and R Acquisition Company, LLC, are named as defendants in putative class action lawsuits brought by alleged Burlington Northern Santa Fe Corporation stockholders challenging the merger described in Part 1, Item 1 of this Form 10-K. Four stockholder actions were filed in Tarrant County, Texas (the first of which was filed November 3, 2009), three actions were filed in Dallas County, Texas (the first of which was filed November 4, 2009), and five actions were filed in Delaware Chancery Court (the first of which was filed November 5, 2009). The Tarrant County, Texas actions have been consolidated as In re: Burlington Northern Santa Fe Corporation Shareholder Class Action Litigation, Cause No. 348-241465-09. The Dallas County, Texas actions were consolidated under the action styled Employees Retirement System of the City of New Orleans v. Burlington Northern Santa Fe Corporation, et al., Cause No. 09-14950 and have been abated. Plaintiffs in the Dallas County actions have taken steps seeking to refile or transfer the actions to Tarrant County. The Delaware actions have been consolidated as In re: Burlington Northern Santa Fe Shareholders Litigation, C.A. No. 5043-VCL.

The stockholder actions variously allege that Burlington Northern Santa Fe Corporation’s directors have breached their fiduciary duties based on allegations that (i) the consideration being offered is unfair and inadequate, (ii) Burlington Northern Santa Fe Corporation’s directors did not adequately seek to maximize stockholder value through open bidding or market check mechanisms, (iii) the “no shop” clause and termination fee are onerous devices designed to discourage a superior offer, (iv) Burlington Northern Santa Fe Corporation’s earnings forecasts were manipulated to drive its stock price down and thus make the proposed transaction appear more favorable to stockholders than it truly is, and/or (v) Burlington Northern Santa Fe Corporation’s disclosures relating to the proposed transaction have been, or will be, inadequate and materially misleading. Certain of the stockholder actions also allege that Berkshire aided and abetted the alleged breaches by Burlington Northern Santa Fe Corporation’s directors. The stockholder actions seek various remedies, including enjoining the transaction from being consummated in accordance with the agreed-upon terms.

On January 18, 2010, the parties to the litigation entered into a memorandum of understanding (the memorandum of understanding) providing for a settlement of the litigation, subject to the approval of the Delaware Chancery Court. Pursuant to the memorandum of understanding, the plaintiffs have withdrawn their application for preliminary injunctive relief, which was previously scheduled to be heard in the Delaware Chancery Court on February 3, 2010, and the defendants, while denying all allegations of wrongdoing and denying that the disclosures in the proxy statement/prospectus were inadequate, provided the supplemental disclosures set forth in the Current Report on Form 8-K that was filed on January 20, 2010.

The Company believes these claims are without merit and, if the proposed settlement is not approved, will vigorously defend any further proceedings seeking to prosecute these claims. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

Information concerning certain pending tax-related administrative or adjudicative state proceedings or appeals is incorporated by reference from Note 5 to the Consolidated Financial Statements, and information concerning other claims and litigation is incorporated by reference from Note 10 to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted by BNSF to a vote of its securities holders during the fourth quarter of 2009.

Executive Officers of the Registrant
Listed below are the names, ages and positions of all executive officers of BNSF and their business experience during the past five years. Executive officers hold office until their successors are elected or appointed, or until their earlier death, retirement, resignation or removal.

Matthew K. Rose, 50
Chairman, President and Chief Executive Officer of BNSF since March 2002.

Thomas N. Hund, 56
Executive Vice President and Chief Financial Officer since January 2001.

Carl R. Ice, 53
Executive Vice President and Chief Operations Officer since January 2001.

John P. Lanigan, Jr., 54
Executive Vice President and Chief Marketing Officer since January 2003.

Linda Longo-Kazanova, 57
Vice President–Human Resources and Medical since May 2007. Prior to that, Senior Vice President, Human Resources and Business Optimization for Bell & Howell Company, later named ProQuest Company, from 2000.

Roger Nober, 45
Executive Vice President Law and Secretary since January 2007. Prior to that, partner of Steptoe & Johnson LLP, Washington, DC (law firm) from March 2006 and Chairman of the United States Surface Transportation Board from November 2002 – January 2006.

Part II

Item 5. Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

BNSF’s common stock is listed on the New York Stock Exchange under the symbol “BNI.” Information as to the high and low sales prices of such stock for the two years ended December 31, 2009, and the frequency and amount of dividends declared on such stock during such periods, is set forth in Note 18 to the Consolidated Financial Statements. The approximate number of holders of record of the common stock at February 1, 2010, was 29,000.

Common Stock Repurchases
The following table presents repurchases by the Company of its common stock for each of the three months for the quarter ended December 31, 2009, (shares in thousands):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchaseda	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programsb	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programsb

October 1 – 31	3	$77.70	−	17,816
November 1 – 30	15	98.04	−	17,816
December 1 – 31	7	98.64	−	17,816
Total	25	$ 95.61	−
a  Total number of shares purchased represents approximately 25 thousand shares where employees delivered already owned shares or used an attestation procedure to satisfy the exercise price of stock options or the withholding of tax payments. Total number of shares purchased does not include approximately 13 thousand shares acquired from employees to satisfy tax withholding obligations that arose on the vesting of restricted stock or the exercise of stock options.

b  On July 17, 1997, the Board initially authorized and the Company announced the repurchase of up to 30 million shares of the Company’s common stock from time to time in the open market. On December 9, 1999, April 20, 2000, September 21, 2000, January 16, 2003, December 8, 2005 and February 14, 2007, the Board authorized and the Company announced extensions of the BNSF share repurchase program, adding 30 million shares at each date for a total of 210 million shares authorized. No share repurchases were made under the program in 2009.

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

December 31,	2009		2008	2007	2006	2005

For the year ended:
Revenues	$14,016	a	$18,018	$15,802	$14,985	$12,987
Operating income	$3,262	a	$3,912	$3,486	$3,521	$2,927	c
Net income	$1,721	a	$2,115	$1,829	$1,889	$1,534	c
Basic earnings per shareb	$5.04	a	$6.13	$5.15	$5.19	$4.09	c
Average basic shares	340.0		343.8	352.5	361.0	371.8
Diluted earnings per shareb	$5.01	a	$6.06	$5.06	$5.07	$3.98	c
Average diluted shares	342.5		347.8	358.9	369.8	381.8
Dividends declared per common share	$1.60		$1.44	$1.14	$0.90	$0.74

At year end:
Total assets	$38,675		$36,403	$33,583	$31,797	$30,436
Long-term debt, including current portion	$10,335		$9,555	$8,146	$7,385	$7,154
Stockholders’ equity	$12,798		$11,131	$11,144	$10,528	$9,638
Net debt to total capitalizationd	41.5%		44.5%	41.2%	40.0%	42.3%

For the year ended:
Total capital expenditures excluding equipmente	$1,991		$2,167	$2,248	$2,014	$1,750
Depreciation and amortization	$1,537		$1,397	$1,293	$1,176	$1,111
a  2009 revenues and operating income include an unfavorable coal rate case decision of $66 million, which impacted net income by $46 million, or $0.13 per basic and diluted share. See Note 10 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision.”

b The retrospective application of new authoritative accounting guidance in 2009 reduced both basic and diluted earnings per share by $0.02 for the year ended December 31, 2008 and $0.04 for each of the years ended December  31, 2007, December 31, 2006 and December 31, 2005. See Note 12 to the Consolidated Financial Statements for further information.

c  2005 operating income, net income and earnings per share include an impairment charge related to an agreement to sell certain line segments to the State of New Mexico in the future of $71 million pre-tax, $44 million net of tax, or $0.12 per basic and diluted share. See discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "New Mexico Department of Transportation."

d  Net debt is calculated as total debt (long-term debt plus long-term debt due within one year) less cash and cash equivalents, and total capitalization is calculated as the sum of net debt and total stockholders’ equity.

e  Certain comparative prior period amounts have been adjusted to conform to the current period presentation.

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

Executive Summary
Fiscal Year 2009 — Financial Overview

•	The Company achieved earnings of $5.01 per share compared with 2008 earnings of $6.06 per share.

•	Freight revenues decreased 22 percent to $13.6 billion.

•	The 22-percent decrease in freight revenue was attributable to decreases in unit volumes and fuel surcharges, partially offset by improved yields.

•
Operating expenses of $10.8 billion for 2009 decreased 24 percent compared with 2008, primarily driven by a $2.3 billion, or 49-percent decrease in fuel expense resulting from lower fuel prices and lower consumption.

•	Operating income of $3.3 billion for 2009 decreased 17 percent or $650 million from 2008.

•
Each year capital expenditures excluding equipment are a significant use of cash for BNSF. In 2009, BNSF decreased its cash capital expenditures excluding equipment to $1.99 billion from $2.17 billion in the prior year primarily due to decreased terminal and line expansion. BNSF’s capital commitments, which include both cash spent for capital and locomotive leases, decreased approximately $200 million to $2.64 billion in 2009 due to a decrease in expansion projects and reduced spending on capital improvements.

Capital Commitment Outlook for 2010

•	The Company’s planned capital commitment program for 2010 is approximately $2.4 billion, or about $240 million lower than 2009 primarily due to fewer expected locomotive acquisitions in 2010.

•	BNSF expects to spend about $2.1 billion for track, signal systems, structures and freight cars, and to upgrade technologies, including the unfunded federal mandate for positive train control.

•	The Company anticipates acquiring approximately 170 locomotives at a cost of about $320 million.

Proposed Merger with Berkshire Hathaway Inc.

•	See Note 1 to the Consolidated Financial Statements.

Results of Operations
Revenues Summary
The following table presents BNSF’s revenue information by business group for the years ended December 31, 2009, 2008 and 2007.

Year ended	Revenues (in millions)			Cars / Units (in thousands)			Average Revenue Per Car / Unit
December 31,	2009	2008	2007	2009	2008	2007	2009	2008	2007

Consumer products	$4,316	$6,064	$5,664	3,911	4,818	5,149	$1,104	$1,259	$1,100
Coal	3,564	3,970	3,279	2,390	2,516	2,472	1,491	1,578	1,326
Industrial products	2,874	4,028	3,684	1,172	1,598	1,664	2,452	2,521	2,214
Agricultural products	2,834	3,441	2,722	945	1,062	1,033	2,999	3,240	2,635
Total freight revenues	13,588	17,503	15,349	8,418	9,994	10,318	$1,614	$1,751	$1,488
Other revenues	428	515	453
Total operating revenues	$14,016	$18,018	$15,802

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

The following table presents fuel surcharge and fuel expense information for the years ended December 31, 2009, 2008 and 2007 (in millions).

	2009	2008	2007

Total fuel expense a	$2,372	$4,640	$3,327
BNSF fuel surcharges	$1,226	$3,255	$1,786
a  Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel hedges, which do not impact the fuel surcharge program.

Expense Table
The following table presents BNSF’s expense information for the years ended December 31, 2009, 2008 and 2007 (in millions):

Year ended December 31,	2009	2008	2007

Compensation and benefits	$3,481	$3,884	$3,773
Fuel	2,372	4,640	3,327
Purchased services	1,873	2,133	2,023
Depreciation and amortization	1,537	1,397	1,293
Equipment rents	777	901	942
Materials and other	714	1,151	958
Total operating expenses	$10,754	$14,106	$12,316

Interest expense	$613	$533	$511
Other expense, net	$8	$11	$18
Income tax expense	$920	$1,253	$1,128

Year Ended December 31, 2009, Compared with Year Ended December 31, 2008
BNSF recorded net income for 2009 of $1,721 million, or $5.01 per share. In comparison, net income for 2008 was $2,115 million, or $6.06 per share.

Revenues
Freight
Freight revenues of $13,588 million for 2009 were $3,915 million, or 22 percent lower than 2008. Freight revenues reflected a 16-percent decrease in unit volumes resulting from the economic downturn. Freight revenues included a decrease of $2,029 million in fuel surcharges compared with the same 2008 period.  Decreased fuel surcharges were the primary driver of the 8-percent decrease in revenue per car/unit in 2009.

Consumer Products
The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $4,316 million for 2009 were $1,748 million, or 29 percent lower than 2008. The decrease in revenue was driven by lower international intermodal, domestic intermodal and automotive volumes primarily due to the economy and lower revenue per unit driven by decreased fuel surcharges.

Coal
BNSF is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $3,564 million for 2009 declined $406 million, or 10 percent, versus a year ago, due to decreased fuel surcharges, lower unit volumes and a $66 million loss in excess of amounts previously accrued related to the unfavorable coal rate case decision during the first quarter of 2009 (see Note 10 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision.”) These declines were partially offset by improved yields and approximately $30 million for contract settlements and adjustments with specific customers.

Industrial Products
The Industrial Products’ freight business consists of the following five business areas: construction products, building products, petroleum products, chemicals & plastic products and food & beverages.

Industrial Products revenues of $2,874 million for 2009 decreased $1,154 million, or 29 percent, due to lower unit volumes, driven primarily by decreased demand for construction and building products, and lower fuel surcharges, partially offset by improved yields.

Agricultural Products
The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

Agricultural Products revenues of $2,834 million for 2009 were $607 million, or 18 percent lower than revenues for 2008. This decrease was due mainly to lower fuel surcharges, as well as lower unit volumes predominately due to reduced domestic loadings and international grain shipments, partially offset by improved yields.

Other Revenues
Other revenues decreased $87 million, or 17 percent, to $428 million for 2009 compared to 2008. This decrease was primarily due to a decrease in BNSF Logistics volume-related revenues, which is a wholly-owned, third-party logistics company, and a decrease in charges for storage costs and demurrage.

Expenses
Total operating expenses for 2009 were $10,754 million, a decrease of $3,352 million, or 24 percent versus 2008.

Compensation and Benefits
Compensation and benefits includes expenses for BNSF employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $3,481 million were $403 million, or 10 percent lower than 2008. This reduction was primarily the result of decreased unit volumes, effective cost controls, as well as lower incentive compensation costs, which cover nearly all non-union and about one quarter of union employees. The average number of employees decreased 9 percent compared with 2008.

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

Fuel expenses of $2,372 million for 2009 were $2,268 million, or 49 percent lower than 2008. The decrease in fuel expense was primarily due to a decrease in the average all-in cost per gallon of locomotive diesel fuel. The average all-in cost per gallon of locomotive diesel fuel decreased by $1.27 to $1.89, or $1,520 million. The decrease in the average all-in cost reflected a decrease in the average purchase price per gallon of $1.43, or a $1,710 million decrease in locomotive fuel expense, offset by an increase in the hedge loss of 16 cents per gallon, or $190 million (2009 loss of $195 million less 2008 loss of $5 million). Locomotive fuel consumption in 2009 decreased 217 million gallons to 1,198 million gallons when compared with consumption in 2008, resulting in a $684 million decrease in fuel expense. The remainder of the decrease was primarily due to lower non-locomotive fuel prices.

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

Purchased services expenses of $1,873 million for 2009 were $260 million, or 12 percent lower than 2008. Variable expenses on lower volumes led to decreased costs in ramping, drayage, car repairs and other volume-related costs, including those of BNSF Logistics.

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

Depreciation and amortization expenses of $1,537 million for 2009 were $140 million, or 10 percent higher than 2008. This increase in depreciation expense was primarily due to capital expenditures.

Equipment Rents
Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses for 2009 of $777 million were $124 million, or 14 percent lower than 2008. Improved car velocity, lower volumes and the return of leased equipment all contributed to the decrease.

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

Materials and other expenses of $714 million for 2009 were $437 million, or 38 percent lower than 2008, due largely to expenses in connection with environmental matters in Montana during the second quarter of 2008, lower derailment and personal injury costs, reduced volumes and effective cost controls.

Interest Expense
Interest expense of $613 million for 2009 was $80 million, or 15 percent higher than 2008. This increase was primarily attributable to a net $32 million loss for terminated treasury locks (see Note 3 to the Consolidated Financial Statements). The unfavorable coal rate case decision further increased interest expense by $8 million (see Note 10 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision”). The remainder of the increase was primarily due to a higher average debt balance. Favorable tax settlements impacted interest expense for both 2009 and 2008.

Income Taxes
The effective rate in 2009 was 34.8 percent compared with 37.2 percent for the prior year. The decrease was primarily related to a tax benefit related to the fourth-quarter donation of a portion of a line segment located in Washington State. There were also favorable tax settlements for both 2009 and 2008.

Year Ended December 31, 2008, Compared with Year Ended December 31, 2007
BNSF recorded net income for 2008 of $2,115 million, or $6.06 per share. In comparison, net income for 2007 was $1,829 million, or $5.06 per share.

Revenues
Freight
Freight revenues of $17,503 million for 2008 were $2,154 million, or 14 percent higher than 2007. Freight revenues reflected a 3-percent decrease in unit volumes. Freight revenues included an increase of $1,469 million in fuel surcharges compared with the same 2007 period. Growth in prices and fuel surcharges drove average revenue per car/unit up 18 percent in 2008 to $1,751 from $1,488 in 2007.

Consumer Products
Consumer Products revenues of $6,064 million for 2008 were $400 million, or 7 percent greater than 2007. Revenue gains were driven by higher revenue per unit due to increased fuel surcharges and improved yields along with slightly higher domestic traffic, partially offset by lower international and automotive volumes caused by economic softness.

Coal
Coal revenues of $3,970 million for 2008 rose $691 million, or 21 percent, versus a year ago, due to improved yields, contractual inflation escalators, increased fuel surcharges and higher unit volumes. Despite the flooding impact in the Powder River Basin and Midwest during May and June, 2008 was a record year for coal as volumes grew 2 percent. This was driven by continued strong demand for Powder River Basin coal, leading to organic growth of existing customers and new eastern U.S. conversions of power plants to burn Powder River Basin coal.

Industrial Products
Industrial Products revenues increased $344 million, or 9 percent, to $4,028 million for 2008. The 14-percent increase in average revenue per car was mainly the result of higher fuel surcharges and improved yields. Units decreased 4 percent primarily due to a decline in building products resulting from weakness in the housing market, partially offset by increased construction product volumes.

Agricultural Products
Agricultural Products revenues of $3,441 million for 2008 were $719 million, or 26 percent higher than revenues for 2007. This increase was primarily due to improved yields, higher fuel surcharges and strong unit volume growth in ethanol, corn and soybeans.

Other Revenues
Other revenues increased $62 million, or 14 percent, to $515 million for 2008 compared to 2007. This increase was primarily due to an increase in BNSF Logistics revenues and an increase in demurrage charges. The increase in BNSF Logistics revenues was primarily driven by acquisition activities.

Expenses
Total operating expenses for 2008 were $14,106 million, an increase of $1,790 million, or 15 percent over 2007.

Compensation and Benefits
Compensation and benefits expenses of $3,884 million, were $111 million, or 3 percent higher than 2007. Wage inflation and increased incentive compensation costs, which cover all non-union and about one quarter of union employees, were partially offset by improved productivity and lower pension costs. The average number of employees decreased 1 percent compared with 2007.

Fuel
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

Purchased Services
Purchased services expenses of $2,133 million for 2008 were $110 million, or 5 percent higher than 2007. Approximately 30 percent of the increase was due to purchased transportation costs for BNSF Logistics. An increase of approximately $30 million in freight car and locomotive contract maintenance expense as well as an increase of approximately $15 million in haulage payments for transportation over other railroads also contributed to the increase.

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

Materials and Other
Materials and other expenses of $1,151 million for 2008, which consisted of approximately $330 million of materials expense with the remainder consisting of numerous other items, were $193 million, or 20 percent higher than 2007. The increase was primarily due to (i) $125 million in higher environmental costs; (ii) a reduction in gains on land sales of about $20 million; (iii) higher derailment costs of about $20 million; and (iv) about $20 million higher property and other miscellaneous taxes.

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

Operating Activities
2009
Net cash provided by operating activities was $3,413 million during 2009 compared with $3,977 million during 2008. The decrease was primarily the result of an increase in contributions to the pension plans of $257 million (see Note 13 to the Consolidated Financial Statements for further information) and payment of reparations in the amount of $120 million related to the unfavorable coal rate case decision during 2009 (see Note 10 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision.”)

2008
Net cash provided by operating activities was $3,977 million during 2008 compared with $3,492 million during 2007. The increase was primarily the result of an increase in earnings before depreciation and amortization expense.

Investing Activities
2009
Net cash used for investing activities was $2,637 million during 2009 compared with $3,073 million during 2008. The decrease in cash used for investing activities was principally due to decreased acquisition of equipment of $216 million and a $176 million decrease in capital expenditures excluding equipment.

2008
Net cash used for investing activities was $3,073 million during 2008 compared with $2,415 million during 2007. The increase in cash used for investing activities primarily reflects an increase in equipment acquired in 2008 that was not sold and leased back in the same year. This was partially offset by a decrease in capital expenditures excluding equipment.

A breakdown of capital expenditures during 2009, 2008 and 2007 is set forth in the following table (in millions):

Year ended December 31,	2009	2008	2007

Engineering:
Rail	$416	$429	$376
Ties	391	358	316
Surfacing	252	230	235
Othera	546	544	432
Total engineering	1,605	1,561	1,359
Mechanical	107	168	141
Other	110	133	105
Total replacement capital	1,822	1,862	1,605
Information services	83	83	75
Terminal and line expansion	86	222	568
Total capital expenditures excluding equipment	$1,991	$2,167	$2,248

Acquisition of equipment	$733	$949	$745
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

Financing Activities
2009
Net cash used for financing activities during 2009 was $140 million, primarily related to dividend payments of $546 million and common stock repurchases to satisfy tax withholding obligations for stock option exercises of $16 million, partially offset by net debt borrowings of $296 million, proceeds from stock options exercised of $59 million, proceeds from a facility financing obligation of $51 million and excess tax benefits from equity compensation plans of $29 million.

Aggregate debt to mature in 2010 is $644 million. BNSF’s ratio of net debt to total capitalization was 41.5 percent at December 31, 2009, compared with 44.5 percent at December 31, 2008. The Company’s adjusted net debt to total capitalization was 50.5 percent at December 31, 2009, compared with 54.7 percent at December 31, 2008. BNSF’s adjusted net debt to total capitalization is a non-GAAP measure and should be considered in addition to, but not as a substitute or preferable to, the information prepared in accordance with GAAP. However, management believes that adjusted net debt to total capitalization provides meaningful additional information about the ability of BNSF to service long-term debt and other fixed obligations and to fund future growth.

The following table presents a reconciliation of the calculation of adjusted net debt to total capitalization percentage:

December 31,	2009	2008

Net debt to total capitalizationa	41.5%	44.5%
Adjustment for long-term operating leases and other debt equivalentsb	8.9	9.7
Adjustment for unfunded pension and retiree health and welfare liability	1.1	1.5
Adjustment for junior subordinated notesc	(1.0)	(1.0)
Adjusted net debt to total capitalization	50.5%	54.7%
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

In September 2009, BNSF issued $750 million of 4.70 percent notes due October 1, 2019. The net proceeds from the sale of the notes were used for general corporate purposes including, but not limited to, working capital, capital expenditures and repayment of outstanding indebtedness.

At December 31, 2009, $750 million remained authorized to be issued by the Board of Directors (the Board) through the Securities and Exchange Commission (SEC) debt shelf registration process.

In July 2009, BNSF Railway entered into an 18-year equipment obligation totaling $75 million to finance locomotives and railcars.

In 2009, BNSF Railway entered into a 12-year capital lease to finance $368 million of locomotives and freight cars. Additionally, BNSF Railway entered into capital leases totaling $146 million to finance maintenance of way and other vehicles and equipment with lease terms of three to seven years.

In 2005, the Company commenced the construction of an intermodal facility that it intended to sell to a third party and subsequently lease back. In 2009, construction of the facility was completed for a cost of approximately $160 million. All improvements have been sold to the third party and BNSF leased the facility from the third party for 20 years. This sale leaseback transaction was accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility were classified as investing activities, and the inflows from the associated financing proceeds were classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

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

In November 2008, BNSF issued $500 million of 7.00 percent notes due February 1, 2014. The net proceeds from the sale of the notes were used for general corporate purposes including, but are not limited to, working capital, capital expenditures, repurchase of common stock pursuant to the share repurchase program and repayment of short-term borrowings.

In March 2008, BNSF issued $650 million of 5.75 percent notes due March 15, 2018. The net proceeds from the sale of the notes were used for general corporate purposes including, but not limited to, working capital, capital expenditures, funding debt which matured in 2008, repurchase of common stock pursuant to the share repurchase program and repayment of short-term borrowings.

In 2008, BNSF Railway entered into a capital lease for approximately $158 million to finance locomotives and freight cars. The term of the lease is 20 years. Additionally, BNSF Railway entered into capital leases totaling $100 million to finance maintenance of way and other vehicles and equipment with lease terms of three to seven years.

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

In April 2007, BNSF issued $650 million of 5.65 percent debentures and $650 million of 6.15 percent debentures due May 1, 2017 and May 1, 2037, respectively. The net proceeds from the sale of the debentures were used for general corporate purposes including, but not limited to, working capital, capital expenditures, funding the maturity of debt which matured in 2007, the repayment of commercial paper and the repurchase of common stock.

In 2007, BNSF Railway entered into several capital leases totaling approximately $325 million to finance locomotives and freight cars. The terms of the leases are between 15 and 20 years. Additionally, BNSF Railway entered into capital leases totaling $119 million to finance maintenance of way and other vehicles and equipment with lease terms of three to seven years.

Dividends
Common stock dividends declared were $1.60, $1.44 and $1.14 per share annually for 2009, 2008 and 2007, respectively. Dividends paid on common stock were $546 million, $471 million and $380 million during 2009, 2008 and 2007, respectively. On October 22, 2009, the Board declared a quarterly dividend of $0.40 per share on outstanding shares of common stock, payable January 4, 2010 to shareholders of record on December 14, 2009. On January 25, 2010, the Board declared a conditional cash dividend on outstanding shares of common stock to shareholders of record on February 4, 2010. The dividend is expected to be paid on the closing date of the Merger and is contingent upon and subject to the satisfaction or waiver of all closing conditions set for in the Merger Agreement executed in connection with the Merger. If all of the closing conditions to the Merger are satisfied or waived, the dividend will be paid in an amount per share equal to (1) the number of calendar days between (and including) December 15, 2009 and the closing date of the Merger multiplied by (2) $0.0044, rounded to the nearest $0.01 per share. See Note 1 to the Consolidated Financial Statements for additional information related to the Merger.

Share Repurchase Program
BNSF did not repurchase shares related to its share repurchase program during 2009. During 2008 and 2007, the Company repurchased approximately 12 million and 15 million, respectively, of its common stock at average prices of $92.96 per share and $83.96 per share, respectively. Further information on this repurchase program is incorporated by reference from Note 15 to the Consolidated Financial Statements.

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

In 2009 BNSF took delivery of 331 locomotives under a long-term commitment. At December 31, 2009, BNSF’s remaining commitment was to acquire 537 locomotives by 2013.

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

The Company’s ratio of earnings to fixed charges was 3.91 and 5.04 times for the years ended December 31, 2009 and 2008, respectively. Additionally, the Company’s ratio of net cash provided by operating activities divided by total average debt was 34 percent and 46 percent for the years ended December 31, 2009 and 2008, respectively. The decrease in the ratio of net cash provided by operating activities divided by total average debt was primarily due to decreased earnings and a higher average debt balance.

The following table summarizes the Company’s obligations under long-term debt and other contractual commitments at December 31, 2009 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years

Long-term debta	$8,783	$366	$798	$866	$6,753
Capital lease obligations	1,589	278	384	218	709
Interest paymentsb	8,650	626	1,141	1,005	5,878
Operating lease obligationsc	6,325	613	1,143	1,016	3,553
Purchase obligationsd	16,945	3,847	4,786	2,506	5,806
Other long-term liabilities reflected on the balance sheet under GAAPe	843	86	334	318	105
Total contractual obligations	$43,135	$5,816	$8,586	$5,929	$22,804
a  Excludes capital lease obligations. Includes a net fair value interest rate hedge benefit of $26 million. See Note 9 to the Consolidated Financial Statements.

b  Interest payments relate to fixed-rate long-term debt and capital lease obligations and exclude the impact of any interest-rate hedging activities. See Note 3 to the Consolidated Financial Statements for additional information.

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

Credit Agreement
Commercial paper and the revolving credit agreement are discussed in Note 9 to the Consolidated Financial Statements. The $1.2 billion revolving credit agreement includes covenants and events of default typical for this type of facility, including a maximum debt-to-capital test and a $75 million cross-default provision. At December 31, 2009, there were no bank borrowings against the revolving credit agreements, and the Company was in compliance with its debt covenants. BNSF’s maximum debt-to-capital test provides approximately $8 billion of debt capacity above BNSF’s outstanding debt as of December 31, 2009, before an event of default would occur under these covenants. With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreement. A voluntary bankruptcy or insolvency would be considered an immediate termination event.

Off-Balance Sheet Arrangements
Sale of Accounts Receivable
The accounts receivable sales program of Santa Fe Receivables Corporation, as described in Note 6 to the Consolidated Financial Statements, includes thresholds for dilution, delinquency and write-off ratios that, if exceeded, allow the investors participating in this program, at their option, to cancel the program. These provisions include a maximum debt-to-capital test, which is the same as in the BNSF revolving credit agreements described above. BNSF’s maximum debt-to-capital test provides approximately $8 billion of debt capacity above BNSF’s outstanding debt as of December 31, 2009. At December 31, 2009, the Company’s capacity to sell undivided interests to investors under the accounts receivable sales program was $700 million, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities. In November 2009, BNSF Railway extended the commitment termination date of the two, 364-day facilities to November 2010. The two 3-year facilities were entered into in November 2007 and have a commitment termination date of November 2010. There was no outstanding undivided interest held by investors as of December 31, 2009. Outstanding undivided interests held by investors under the accounts receivable sales program were $50 million at December 31, 2008.

The amount of undivided interests in the accounts receivable sold by BNSF Railway to investors fluctuates based on borrowing needs and upon the availability of receivables and is directly affected by changing business volumes and credit risks, which may, from time to time, reduce the effective capacity of the program to less than the $700 million. At December 31, 2009, the effective capacity under the accounts receivable sales program was $611 million.

The accounts receivable sales program provides efficient financing at a competitive interest rate as compared with traditional borrowing arrangements and provides diversification of funding sources. See Note 6 to the Consolidated Financial Statements for additional information and Note 16 to the Consolidated Financial Statements for information about recent accounting pronouncements that will have an impact on the accounts receivable sales program upon adoption.

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

Other Matters
Hedging Activities
The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company does not use derivative financial instruments for trading or speculative purposes. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by authoritative accounting guidance related to derivatives and hedging, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel and interest rate hedges are classified as operating activities in the Consolidated Statements of Cash Flows.

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance. As of December 31, 2009, BNSF’s counterparties have credit ratings of A2/A or higher.

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

From January 1, 2010, through February 11, 2010, the Company entered into additional swaps utilizing New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO). The supporting tables below provide fuel hedge data for hedges entered into subsequent to December 31, 2009.

	Quarter Ending
2010	March 31,		June 30,	September 30,	December 31,	Annual

HO Swaps
Gallons hedged (in millions)		−	1.68	2.52	2.52	6.72
Average swap price (per gallon)	$	−	$2.00	$2.04	$2.12	$2.06

From January 1, 2010, through February 11, 2010, the Company entered into additional costless collar agreements utilizing West Texas Intermediate (WTI) crude oil. The supporting table below provides fuel hedge data for hedges entered into subsequent to December 31, 2009.

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual

WTI Costless Collars
Barrels hedged (in thousands)	75	75	75	75	300
Equivalent gallons hedged (in millions)	3.15	3.15	3.15	3.15	12.60
Average cap price (per barrel)	$89.63	$90.51	$91.27	$92.03	$90.86
Average floor price (per barrel)	$70.35	$71.25	$72.08	$73.02	$71.68

From January 1, 2010, through February 11, 2010, the Company entered into additional swaps utilizing the HO refining spread (HO-WTI). The supporting tables below provide fuel hedge data for hedges entered into subsequent to December 31, 2009.

	Quarter Ending
2010	March 31,		June 30,	September 30,	December 31,	Annual

HO-WTI Swaps
Barrels hedged (in thousands)		−	85	85	85	255
Equivalent gallons hedged (in millions)		−	3.57	3.57	3.57	10.71
Average swap price (per barrel)	$	−	$7.32	$8.14	$9.85	$8.44

	Quarter Ending
2011	March 31,	June 30,	September 30,		December 31,		Annual

HO-WTI Swaps
Barrels hedged (in thousands)	175	85		−		−	260
Equivalent gallons hedged (in millions)	7.35	3.57		−		−	10.92
Average swap price (per barrel)	$10.50	$9.52	$	−	$	−	$10.18

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

Seattle Sound Transit
In December 2003, BNSF Railway entered into several agreements with Central Puget Sound Regional Transit Authority (Sound Transit), a government authority established by King, Pierce and Snohomish counties within the State of Washington. BNSF has agreed to sell to Sound Transit, under the threat of condemnation, four easements enabling Sound Transit to offer commuter rail service over existing BNSF track from Seattle to Everett. Sound Transit agreed to pay BNSF approximately $260 million for four commuter easements to operate trains on the segment between Seattle and Everett and entered into agreements both for service on the commuter easements and joint use of track for commuter and freight purposes. The sale proceeds were received between 2003 and 2007 and will be recognized in income over the average life of the associated track structure (approximately 37 years).

New Mexico Department of Transportation
In the fourth quarter of 2005, BNSF Railway Company entered into agreements with the New Mexico Department of Transportation to sell the Company’s rail line and certain adjacent property between Belen, New Mexico and Trinidad, Colorado for $75 million, through a series of sales agreements, while retaining freight easement rights on the line. The Company recognized an impairment charge in 2005 related to this agreement of $71 million. To date, the Company has received all funds and closed on two line segments, recognizing gains of $22 million. The impairment charge and the gains were recorded as a component of materials and other expense.

Donation
In the fourth quarter of 2009, BNSF Railway donated a portion of a line segment located in the State of Washington, resulting in a tax benefit of $0.25 per diluted share.

Gain on Land Sale
On January 11, 2010, BNSF transferred operations which completed the sale of a line segment in the State of Washington, which will result in a gain of $74 million in the first quarter of 2010. The gain will be reported in the Consolidated Statement of Income in materials and other.

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

The most sensitive assumptions for this accrual are the expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. A 10-percent increase or decrease in either the expected average cost per claim or the frequency rate for claims with payment would result in an approximate $37 million increase or decrease in BNSF’s recorded other personal injury reserves.

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

BNSF estimates the ultimate cost of cleanup efforts at its known environmental sites on an annual basis during the third quarter. Ultimate cost estimates for environmental sites are based on historical payment patterns, current estimated percentage to closure ratios and benchmark patterns developed from data accumulated from industry and public sources, including the Environmental Protection Agency and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress. The most significant assumptions are as follows: (i) historical payment patterns of site development and (ii) variance from benchmark costs. A 10 percent change in any of these individual assumptions could result in an approximate increase or decrease of approximately $25 million in BNSF’s estimated environmental liability.

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

Further discussion on other claims and litigation is incorporated by reference from Note 10 to the Consolidated Financial Statements.

Income Taxes
BNSF is subject to various federal, state and local income taxes in the taxing jurisdictions where the Company operates. BNSF accounts for income taxes by providing for taxes payable or refundable in the current year and for deferred tax assets and liabilities for future tax consequences of events that have been recognized in financial statements or tax returns.

BNSF recorded total income tax expense, including federal, state and other income taxes, of $920 million, $1,253 million and $1,128 million for the years ended December 31, 2009, 2008 and 2007, respectively. BNSF’s Consolidated Balance Sheets reflect $290 million and $442 million of net current deferred tax assets at December 31, 2009 and 2008, respectively. Also included in BNSF’s Consolidated Balance Sheets are $9,322 million and $8,590 million of net non-current deferred tax liabilities at December 31, 2009 and 2008, respectively. Classification of deferred tax assets and liabilities as current or non-current is determined by the financial statement classification of the asset or liability to which the temporary difference is related. If a temporary difference is not related to an asset or liability for financial reporting, it is classified according to the expected reversal date of the temporary difference.

Valuation allowances are established to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. BNSF has not recorded a valuation allowance, as it believes that the deferred tax assets will be fully realized in the future.

All federal income tax returns of BNSF are closed through 1999. Internal Revenue Service (IRS) examination of the years 2000 through 2007 for BNSF is completed, and the un-agreed issues for 2000 through 2007 are pending before IRS Appeals. It is anticipated that a settlement with the IRS for the years 2000 through 2005 may be reached within the next twelve months. BNSF is currently under examination for year 2008.

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

A significant portion of the audit issues relate to state income tax issues with various taxing authorities and with the IRS related to whether certain valuations of donated property are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2009.

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

The amounts recorded in the Consolidated Statements of Income for the pension and the retiree health and welfare plans were as follows (in millions):

Year ended December 31,	2010 Estimate	2009	2008	2007

Net pension cost	$45	$47	$31	$52
Net retiree health and welfare cost	$13	$13	$17	$17

At December 31, 2009, BNSF had net losses, excluding prior service credits, of $792 million and $25 million related to the pension and retiree health and welfare benefits plans, respectively, which had been recognized as a component of AOCL under authoritative accounting guidance, as described in Note 13 to the Consolidated Financial Statements. These losses were comprised of gains and losses from changes in discount rates, actuarial assumptions and census data as well as market gains and losses and will be recognized as a component of net pension and retiree health and welfare costs over the next 17 and 14 years, respectively. The expected amortization of deferred losses is as follows:

	Deferred Losses to be Recognized (in millions)
Fiscal year	Pension	Retiree Health and Welfare Benefits

2010	$32	$1
2011	37	1
2012	41	1
2013	44	1
2014	39	1
Thereafter	446	8

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

From time to time, the Company will change pension and retiree health and welfare assumptions in response to current conditions and expected future experience. Significant assumptions for the past three years are as follows:

Assumptions Used to Determine Net Cost	Pension Benefits			Retiree Health and Welfare Benefits
for Fiscal Years Ended December 31,	2009	2008	2007	2009	2008	2007

Discount rate	5.75%	6.00%	5.50%	5.75%	6.00%	5.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	–%	–%	–%
Assumed health care cost trend rate	–%	–%	–%	9.75%	10.50%	10.00%
Rate to which health care cost trend rate is expected to decline and remain	–%	–%	–%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	–	–	–	2016	2016	2012
Rate of compensation increase	3.80%	3.80%	3.90%	3.80%	3.80%	3.90%

Assumptions Used to Determine Benefit	Pension Benefits		Retiree Health and Welfare Benefits
Obligations at December 31,	2009	2008	2009	2008

Discount rate	5.75%	5.75%	5.75%	5.75%
Assumed health care cost trend rate	–%	–%	9.00%	9.75%
Rate to which health care cost trend rate is expected to decline and remain	–%	–%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	–	–	2016	2016
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

At December 31, 2009, BNSF determined the discount rate by utilizing the Mercer Yield Curve applied to the future estimated cash flows of the Company’s pension and retiree health and welfare plans. At December 31, 2008, BNSF determined the discount rate by averaging the Mercer Yield Curve and the Moody’s Aa Corporate bond yield, with the latter measure adjusted to reflect the future estimated cash flows of the Company’s pension and retiree health and welfare plans. BNSF believes the Mercer Yield Curve is, in general, a better model to determine discount rates as it utilizes a much larger and more diverse population of highly rated bonds than the Moody’s Aa Corporate bond yield. However, given the volatility experienced in late 2008, the Company was concerned that some of the bonds included in the Mercer Yield Curve, such as financial institutions, may have higher yields because their market risk had not yet fully been reflected in their credit rating. Therefore, BNSF decided it most appropriate to average the Mercer Yield Curve with the Moody’s Aa Corporate bond yield, which had no financial institutions in its population. The discount rate used for the 2010 calculation of net benefit cost remained at 5.75 percent which reflects market conditions at the December 31, 2009, measurement date.

The expected long-term rate of return is the return the Company anticipates earning, net of plan expenses, over the period that benefits are paid. It reflects the rate of return on present investments and on expected contributions. In determining the expected long-term rate of return, BNSF considered the following: (i) forward looking capital market forecasts; (ii) historical returns for individual asset classes; and (iii) the impact of active portfolio management. The expected rate of return on plan assets remained consistent from 2009 to 2010, and the Company does not expect any near-term significant changes to the current investment allocation of assets. However, unforeseen changes in the investment markets or other external factors could prompt changes in these estimates in future years.

The rate of compensation increase is determined based on historical experience. The health care cost trend rates reflect the expected future increases in health care costs.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and rate of return on plan assets:

Sensitivity Analysis
Change in Net Benefit Cost
Hypothetical Discount Rate Change	Pension	Retiree Health and Welfare
50 basis point decrease	$6 million increase	$200 thousand decrease
50 basis point increase	$6 million decrease	$100 thousand increase

Hypothetical Rate of Return on Plan Assets Change	Pension
50 basis point decrease	$7 million increase
50 basis point increase	$7 million decrease

The Company is not required to make contributions to the BNSF Retirement Plan in 2010. The Company currently determines required funding by amortizing asset gains and losses over a period of two years. If the Company was required to fully fund the unfunded portion of its accumulated benefit obligation, which was $492 million at December 31, 2009, for these pension plans and $266 million for the retiree health and welfare plan, the Company’s management believes that it would have sufficient liquidity, and it could fund the balance without a significant impact to the Company’s financial position. Additionally, the Company expects to make benefit payments in 2010 of approximately $8 million and $23 million from its non-qualified defined benefit and retiree health and welfare plans, respectively.

In August of 2006, the President signed the Pension Protection Act of 2006 (PPA) into law. While the Act had some effect on specific plan provisions in the Company’s retirement program, its primary effect was to change the minimum funding requirements. The Act will accelerate the required funding of future contributions for the Company’s pension plans beginning with the 2010 fiscal year. Additionally, in December of 2008, the President signed the Worker, Retiree, and Employer Act of 2008 (WRE) into law. This Act, among other things, will delay some of the funding that would have otherwise been required over the next few years. Anticipated payments, including the impact of PPA and WRE, over the next five years are included in the Contractual Obligations table under the heading “Long-Term Debt and Other Obligations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company does not anticipate that this legislation will significantly impact its results of operations, financial condition or liquidity.

Further information on employee benefits is incorporated by reference from Note 13 to the Consolidated Financial Statements.

Depreciation
Due to the capital-intensive nature of the railroad industry, depreciation expense is a significant component of the Company’s operating expense. The Company recorded depreciation and amortization expenses of $1,537 million, $1,397 million and $1,293 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, the Company had property and equipment, net balances of $32,294 million and $30,847 million, which included $10,736 million and $9,912 million, respectively, of accumulated depreciation.

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

A study completed and implemented in April 2008 resulted in the Company adopting new depreciation rates for other roadway property, which includes items such as bridges, office buildings and facilities, telecommunication and information technology systems and machinery, that resulted in a net increase in 2008 depreciation expense of approximately $13 million and approximately $18 million on an ongoing annual basis. A study conducted in 2007 resulted in the Company adopting new depreciation rates for locomotives that resulted in a net increase in 2007 depreciation expense of $17 million and approximately $22 million on an ongoing annual basis, as calculated using the asset base at the time of the rate change. All rate studies are current under the STB’s requirements.

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

•	Expectations as to operating results, such as revenues and earnings;

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

•
Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, other more general legislative actions, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; the availability of adequate insurance to cover the risks associated with operations; and

•
Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs in response to changes in demand and other factors, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, operational and other difficulties in implementing positive train control technology, restrictions on development and expansion plans due to environmental concerns, constraints due to the nation’s aging infrastructure, disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

Year ended December 31,	2009	2008

Fuel-hedge loss (including ineffective portion of unexpired hedges)	$(195)	$(5)
Interest rate hedge benefit	22	12
Interest rate derivative loss	(32)	−
Total hedge (loss) benefit	(205)	7
Tax effect	79	(3)
Hedge (loss) benefit, net of tax	$(126)	$4

The Company’s fuel-hedge loss is due to decreases in average fuel prices subsequent to the initiation of various hedges and through their termination. The interest rate hedge benefit is the result of lower interest rates. The interest rate derivative loss is related to terminated treasury locks (see Note 3 to the Consolidated Financial Statements). The information presented in Notes 3 and 9 to the Consolidated Financial Statements describe significant aspects of BNSF’s financial instrument activities that have a material market risk. Additionally, the Company uses fuel surcharges, which it believes substantially mitigates the risk of fuel price volatility.

Commodity Price Sensitivity
BNSF engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of December 31, 2009, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO), West Texas Intermediate (WTI) crude oil, or the HO refining spread (HO-WTI), which is the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, HO and WTI.

At December 31, 2009, BNSF had recorded a net fuel-hedging asset of $23 million for fuel hedges covering 2010 through 2012.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending December 31, 2010, and the balance sheet impact from the hypothetical price changes on all open hedges, both based on the Company’s hedge position at December 31, 2009:

Sensitivity Analysis
Hedged Commodity Price Change	Fuel-Hedge Annual Pre-Tax Earnings Impact	Balance Sheet Impact of Change in Fuel-Hedge Fair Value

10-percent increase	$54 million increase	$112 million increase
10-percent decrease	$51 million decrease	$108 million decrease

Based on locomotive fuel consumption during the twelve-month period ended December 31, 2009, of 1,198 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a 10-percent increase or decrease in the commodity price per gallon would result in an approximate $199 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis. Additionally, the Company uses fuel surcharges, which it believes substantially mitigates the risk of fuel price volatility.

At December 31, 2009, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position. Further information on fuel hedges is incorporated by reference from Note 3 to the Consolidated Financial Statements.

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

At December 31, 2009, the fair value of BNSF’s debt, excluding capital leases and a net fair value interest rate hedge benefit of $26 million, was $9,416 million.

The following table is an estimate of the impact to earnings and the fair value of total debt, excluding capital leases, and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2010, based on debt levels and outstanding hedges as of December 31, 2009:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Floating Rate Debt – Annual Pre-Tax Earnings Impact	Change in Fair Value
		Total Debt	a	Interest Rate Hedges

1-percent decrease	$7 million increase	$825 million increase		$32 million increase
1-percent increase	$7 million decrease	$715 million decrease		$30 million decrease
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
The management of Burlington Northern Santa Fe Corporation (BNSF) is responsible for establishing and maintaining adequate internal control over financial reporting. BNSF’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of BNSF’s financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.

Management of BNSF assessed the effectiveness of BNSF’s internal control over financial reporting as of December 31, 2009. In making this assessment, management of BNSF used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management of BNSF concluded that as of December 31, 2009, BNSF’s internal control over financial reporting was effective based on those criteria.

The effectiveness of BNSF’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, BNSF’s independent registered public accounting firm, as stated in their report, which appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Burlington Northern Santa Fe Corporation
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Burlington Northern Santa Fe Corporation and its subsidiaries (the Company) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
February 11, 2010

Burlington Northern Santa Fe Corporation and Subsidiaries

Consolidated Statements of Income
In millions, except per share data

Year ended December 31,	2009	2008	2007

Revenues	$14,016	$18,018	$15,802
Operating expenses:
Compensation and benefits	3,481	3,884	3,773
Fuel	2,372	4,640	3,327
Purchased services	1,873	2,133	2,023
Depreciation and amortization	1,537	1,397	1,293
Equipment rents	777	901	942
Materials and other	714	1,151	958
Total operating expenses	10,754	14,106	12,316
Operating income	3,262	3,912	3,486
Interest expense	613	533	511
Other expense, net	8	11	18
Income before income taxes	2,641	3,368	2,957
Income tax expense	920	1,253	1,128
Net income	$1,721	$2,115	$1,829
Earnings per share:
Basic earnings per share	$5.04	$6.13	$5.15
Diluted earnings per share	$5.01	$6.06	$5.06
See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe Corporation and Subsidiaries

Consolidated Balance Sheets
Dollars in millions, shares in thousands

December 31,	2009	2008

Assets
Current assets:
Cash and cash equivalents	$1,269	$633
Accounts receivable, net	787	847
Materials and supplies	633	525
Current portion of deferred income taxes	290	442
Other current assets	277	218
Total current assets	3,256	2,665

Property and equipment, net of accumulated depreciation of $10,736 and $9,912, respectively	32,294	30,847
Other assets	3,125	2,891
Total assets	$38,675	$36,403

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$2,695	$3,190
Long-term debt due within one year	644	456
Total current liabilities	3,339	3,646

Long-term debt	9,691	9,099
Deferred income taxes	9,322	8,590
Casualty and environmental liabilities	899	959
Pension and retiree health and welfare liability	783	1,047
Other liabilities	1,843	1,931
Total liabilities	25,877	25,272
Commitments and contingencies (see Notes 3, 9 and 10)
Stockholders’ equity:
Common stock, $0.01 par value, 600,000 shares authorized; 543,416 shares and 541,346 shares issued, respectively	5	5
Additional paid-in-capital	7,776	7,631
Retained earnings	13,941	12,764
Treasury stock, at cost, 202,677 shares and 202,165 shares, respectively	(8,428)	(8,395)
Accumulated other comprehensive loss	(496)	(874)
Total stockholders’ equity	12,798	11,131
Total liabilities and stockholders’ equity	$38,675	$36,403
See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe Corporation and Subsidiaries

Consolidated Statements of Cash Flows
In millions

Year ended December 31,	2009	2008	2007

Operating Activities
Net income	$1,721	$2,115	$1,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,537	1,397	1,293
Deferred income taxes	612	417	280
Long-term casualty and environmental liabilities, net	(90)	150	26
Other, net	(210)	66	162
Changes in current assets and liabilities:
Accounts receivable, net	116	191	20
Change in accounts receivable sales program	(50)	(250)	–
Materials and supplies	(108)	54	(91)
Other current assets	(38)	(31)	12
Accounts payable and other current liabilities	(77)	(132)	(39)
Net cash provided by operating activities	3,413	3,977	3,492

Investing Activities
Capital expenditures excluding equipment	(1,991)	(2,167)	(2,248)
Acquisition of equipment	(733)	(949)	(745)
Proceeds from sale of equipment financed	368	348	778
Construction costs for facility financing obligation	(37)	(64)	(37)
Other, net	(244)	(241)	(163)
Net cash used for investing activities	(2,637)	(3,073)	(2,415)

Financing Activities
Net decrease in commercial paper and bank borrowings	(100)	(161)	(584)
Proceeds from issuance of long-term debt	825	1,150	1,300
Payments on long-term debt	(429)	(217)	(482)
Dividends paid	(546)	(471)	(380)
Proceeds from stock options exercised	59	91	142
Purchase of BNSF common stock	(16)	(1,147)	(1,265)
Excess tax benefits from equity compensation plans	29	96	121
Proceeds from facility financing obligation	51	68	41
Other, net	(13)	(10)	(15)
Net cash used for financing activities	(140)	(601)	(1,122)
Increase (decrease) in cash and cash equivalents	636	303	(45)
Cash and cash equivalents:
Beginning of year	633	330	375
End of year	$1,269	$633	$330

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$587	$538	$494
Income taxes paid, net of refunds	$264	$820	$680
Non-cash asset financing	$514	$258	$461
See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Dollars in millions, shares in thousands, except per share data

	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2006	532,080	(174,205)	$6,995	$9,739	$(5,929)	$(277)	$10,528
Comprehensive income:
Net income			–	1,829	–	–	1,829
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $76			–	–	–	122	122
Change in fuel/interest hedge mark-to-market, net of tax expense of $10			–	–	–	16	16
Total comprehensive income			–	1,829	–	138	1,967
Adjustment for the adoption of authoritative accounting guidance related to accounting for uncertainty in income taxes			–	(13)	–	–	(13)
Common stock dividends, $1.14 per share			–	(403)	–	–	(403)
Restricted stock and stock options expense			66	–	–	–	66
Restricted stock activity and related tax benefit of $23	1	(48)	24	–	–	–	24
Exercise of stock options and related tax benefit of $98	5,249	(319)	268	–	(28)	–	240
Purchase of BNSF common stock	–	(15,054)	–	–	(1,265)	–	(1,265)
Balance at December 31, 2007	537,330	(189,626)	7,353	11,152	(7,222)	(139)	11,144
Comprehensive income:
Net income			–	2,115	–	–	2,115
Change in unrecognized prior service credit and actuarial losses, net of tax benefit of $219			–	–	–	(353)	(353)
Change in fuel/interest hedge mark-to-market, net of tax benefit of $233			–	–	–	(377)	(377)
Change in other comprehensive income of equity method investees			–	–	–	(5)	(5)
Total comprehensive income			–	2,115	–	(735)	1,380
Adjustment to change the measurement date pursuant to adoption of authoritative accounting guidance related to defined benefit pension and other postretirement plans, net of tax benefit of $3			–	(7)	–	2	(5)
Adjustment to initially apply authoritative accounting guidance related to defined benefit pension and other postretirement plans to equity method investees			–	–	–	(2)	(2)
Common stock dividends, $1.44 per share			–	(496)	–	–	(496)
Restricted stock and stock options expense			69	–	–	–	69
Restricted stock activity and related tax benefit of $25	697	1	26	–	–	–	26
Exercise of stock options and related tax benefit of $71	3,319	(255)	188	–	(26)	–	162
Purchase of BNSF common stock	–	(12,285)	–	–	(1,147)	–	(1,147)
Balance at December 31, 2008	541,346	(202,165)	7,636	12,764	(8,395)	(874)	11,131
Comprehensive income:
Net income			–	1,721	–	–	1,721
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $13			–	–	–	24	24
Change in fuel/interest hedge mark-to-market, net of tax expense of $203			–	–	–	327	327
Recognized loss on derivative instruments-discontinued hedges, net of tax benefit of $16			–	–	–	27	27
Total comprehensive income			–	1,721	–	378	2,099
Common stock dividends, $1.60 per share			–	(544)	–	–	(544)
Restricted stock and stock options expense			38	–	–	–	38
Restricted stock activity	43	1	2	–	–	–	2
Exercise of stock options and related tax benefit of $29	2,027	(267)	105	–	(17)	–	88
Purchase of BNSF common stock	–	(246)	–	–	(16)	–	(16)
Balance at December 31, 2009	543,416	(202,677)	$7,781	$13,941	$(8,428)	$(496)	$12,798
See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe Corporation (BNSF or the Company) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF’s principal, wholly-owned subsidiary is BNSF Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America with approximately 32,000 route miles in 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Coal, Industrial Products and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 32 percent, 26 percent, 21 percent and 21 percent, respectively, of total freight revenues for the year ended December 31, 2009. These Consolidated Financial Statements include BNSF, BNSF Railway and other majority-owned subsidiaries, all of which are separate legal entities.

Proposed Merger
Berkshire Hathaway Inc., a Delaware corporation (Berkshire), R Acquisition Company, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Berkshire (Merger Sub), and the Company have entered into a definitive Agreement and Plan of Merger (the Merger Agreement) dated as of November 2, 2009. Pursuant to the Merger Agreement and subject to the conditions set forth therein, the Company will merge with and into Merger Sub (the Merger) with Merger Sub surviving as an indirect wholly owned subsidiary of Berkshire. Merger Sub will change its name to Burlington Northern Santa Fe, LLC upon completion of the Merger.

Under the Merger Agreement, approximately 60% of the total merger consideration payable by Berkshire to BNSF stockholders will be in the form of cash and approximately 40% will be in the form of Berkshire common stock. Fractional shares of Berkshire Class A common stock will not be issued in the Merger. Instead, shares of Berkshire Class B common stock will be issued in lieu of any fractional shares of Berkshire Class A common stock, and cash will be paid in lieu of any fractional shares of Berkshire Class B common stock.

On February 11, 2010, the Merger Agreement was adopted by the necessary votes of BNSF stockholders. The Merger is expected to close on February 12, 2010.

2. Significant Accounting Policies

Adoption of Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative accounting guidance which established the FASB Accounting Standards Codification (Codification or ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities and stated that all guidance contained in the Codification carries an equal level of authority. The authoritative accounting guidance recognized that rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative Generally Accepted Accounting Principles (GAAP) for SEC registrants. The Company adopted the provisions of the authoritative accounting guidance on July 1, 2009, the adoption of which did not have a material effect on the Company’s consolidated financial statements.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of BNSF, including its principal subsidiary BNSF Railway. All significant intercompany accounts and transactions have been eliminated. The Company evaluates its less than majority-owned investments for consolidation pursuant to authoritative accounting guidance related to the consolidation of variable interest entities.

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

Planned Major Maintenance Activities
The Company utilizes the deferral method of accounting for leased locomotive overhauls, which includes the refurbishment of the engine and related components. Accordingly, BNSF has established an asset for overhauls that have been performed. This asset, which is included in property and equipment, net in the Consolidated Balance Sheets, is amortized to expense using the straight-line method until the next overhaul is performed or the end of the lease, whichever comes first, typically between six and eight years.

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

Income Taxes
Deferred tax assets and liabilities are measured using the tax rates that apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized or paid. Changes in the Company’s estimates regarding the statutory tax rate to be applied to the reversal of deferred tax assets and liabilities could materially affect the effective tax rate. Valuation allowances are established to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. BNSF has not recorded a valuation allowance, as it believes that the deferred tax assets will be fully realized in the future. Investment tax credits are accounted for using the flow-through method.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Stock-Based Compensation
The Company recognizes the compensation expense related to the cost of employee services received in exchange for company equity interests over the award’s vesting period based on the award’s fair value at the date of grant.

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

Fair Value Measurements
In September 2006, the FASB issued authoritative accounting guidance which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements around fair value measurements.

The authoritative accounting guidance specifies a three-level hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures.

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

The authoritative accounting guidance requires companies to maximize the use of observable inputs (Level 1 and Level 2), when available, and to minimize the use of unobservable inputs (Level 3) when determining fair value.

The Company adopted the authoritative accounting guidance for financial assets and liabilities on January 1, 2008, and recorded no financial statement adjustments as a result of adoption. The Company has applied the provisions of the standard to its fuel and interest rate hedges (see Note 3 to the Consolidated Financial Statements).

Beginning January 1, 2009, the Company applied the provisions of the standard to its property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, and to any business combinations or asset retirement obligations as required by authoritative accounting guidance. This adoption did not have a material impact on the Company’s results of operations, financial condition or liquidity.

Subsequent Events
BNSF has evaluated subsequent events through February 11, 2010, which represents the date the Consolidated Financial Statements were issued.

Proposed Merger
See Note 1 to the Consolidated Financial Statements for information related to the proposed Merger with Berkshire.

Gain on Land Sale
On January 11, 2010, BNSF transferred operations which completed the sale of a line segment in the State of Washington, which will result in a gain of $74 million in the first quarter of 2010. The gain will be reported in the Consolidated Statement of Income in materials and other.

Reclassifications
Certain comparative prior year amounts in the Consolidated Financial Statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported operating income or net income.

3. Hedging Activities

The Company uses derivative financial instruments to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate, long-term debt to floating-rate debt. The Company does not use derivative financial instruments for trading or speculative purposes. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by authoritative accounting guidance related to derivatives and hedging, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A or higher as of December 31, 2009. The maximum amount of loss the Company could incur from credit risk based on the gross fair value of derivative instruments in asset positions as of December 31, 2009 and 2008, was $104 million and $77 million, respectively. Other than as disclosed under the heading “Fuel; Total Fuel-Hedging Activities,” the Company’s hedge agreements do not include provisions requiring collateral. Certain of the Company’s hedge instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. As such, the Company’s net asset exposure to counterparty credit risk was $90 million and $53 million as of December 31, 2009 and 2008, respectively.

Additional disclosures related to derivative instruments are included in Note 8 and Note 9 to the Consolidated Financial Statements.

The amounts recorded in the Consolidated Balance Sheets for derivative transactions were as follows (in millions). These amounts exclude $106 million of collateral posted for certain fuel hedge contracts as of December 31, 2008.

Year ended December 31,	2009	2008

Short-term hedge asset	$34	$5
Long-term hedge asset	57	72
Short-term hedge liability	(25)	(387)
Long-term hedge liability	(12)	(193)
Total derivatives	$54	$(503)

The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions).

Fair Value of Derivative Instruments

Asset Derivatives
				Balance Sheet
December 31,	2009	2008		Location

Derivatives designated as hedging instruments under ASC 815-20
Fuel Contracts	$20	$	−	Other current assets
Interest Rate Contracts	14		5	Other current assets
Fuel Contracts	40		−	Other assets
Interest Rate Contracts	17		72	Other assets
Fuel Contracts	10		−	Accounts payable and other current liabilities
Fuel Contracts	3		−	Other liabilities
Total Asset Derivatives designated as hedging instruments under ASC 815-20	$104		$77

Liability Derivatives
			Balance Sheet
December 31,	2009	2008	Location

Derivatives designated as hedging instruments under ASC 815-20
Fuel Contracts	$35	$279	Accounts payable and other current liabilities
Interest Rate Contracts	−	108	Accounts payable and other current liabilities
Fuel Contracts	15	193	Other liabilities
Total Liability Derivatives designated as hedging instruments under ASC 815-20	$50	$580

The Effect of Derivative Instruments Gains and Losses for the Twelve Month Periods Ended December 31, 2009, 2008 and 2007

Derivatives in ASC 815-20 Fair Value Hedging Relationships	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		2009	2008	2007
Interest Rate Contracts	Interest expense	$23	$12	$(3)
Total derivatives		$23	$12	$(3)

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
	2009	2008	2007		2009	2008	2007		2009	2008	2007
Fuel Contracts	$268	$(499)	$58	Fuel expense	$(227)	$12	$30	Fuel expense	$32	$(17)	$1
Interest Rate Contracts	66	(116)	1	Interest expense	(1)	−	2	Interest expense	−	−	−
Total derivatives	$334	$(615)	$59		$(228)	$12	$32		$32	$(17)	$1

Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of (Loss) Recognized in Income on Derivatives	Amount of (Loss) Recognized in Income on Derivatives
		2009	2008		2007
Interest Rate Contracts	Interest expense	$(32)	$	−	$	−
Total derivatives		$(32)	$	−	$	−
a    No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Fuel
Fuel costs represented 22 percent, 33 percent and 27 percent of total operating expenses during 2009, 2008 and 2007, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on locomotive fuel consumption (which represents substantially all fuel consumption) during 2009 and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $12 million of additional fuel expense on an annual basis. However, BNSF believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities
As of December 31, 2009, BNSF’s total fuel-hedging positions for 2010, 2011 and 2012 represent 21 percent, 17 percent and 3 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Balance Sheets for settled fuel-hedge transactions were as follows (in millions):

December 31,	2009	2008

Settled fuel-hedging contracts payable	$(23)	$(38)

Certain of the Company’s fuel-hedge instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). The aggregate fair value of all open fuel-hedge instruments under these provisions was in a net liability position on December 31, 2009, of $18 million, which was below the collateral threshold. As such, there was no posted collateral outstanding at December 31, 2009. As of December 31, 2008, the aggregate fair value of all open fuel-hedge instruments under these provisions was in a net liability position of $131 million for which the Company posted collateral of $106 million. Additional collateral of $20 million was posted related to settled fuel-hedging contracts payable at December 31, 2008. The collateral was reflected as a reduction to either accounts payable and other current liabilities or other liabilities in the Consolidated Balance Sheet, depending on the expiration date of the related fuel hedges. The settled fuel-hedge liabilities presented in the table above do not reflect a reduction for the posted collateral.

The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps and costless collars. This methodology is a market approach, which under authoritative accounting guidance related to fair value measurements utilizes Level 2 inputs as it uses market data for similar instruments in active markets.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges
As of December 31, 2009, BNSF had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF’s diesel fuel. Over the twelve months ended December 31, 2009, the sum of all such costs averaged approximately 9 cents per gallon.

During 2009, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 77.35 million gallons of fuel with an average swap price of $1.95 per gallon. The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of December 31, 2009.

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual

HO Swaps
Gallons hedged (in millions)	5.60	8.35	6.10	6.50	26.55
Average swap price (per gallon)	$1.79	$1.81	$1.87	$1.93	$1.85
Fair value (in millions)	$2	$3	$2	$2	$9

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual

HO Swaps
Gallons hedged (in millions)	8.30	8.30	7.50	7.50	31.60
Average swap price (per gallon)	$1.91	$1.89	$1.95	$2.01	$1.94
Fair value (in millions)	$3	$3	$3	$3	$12

	Quarter Ending
2012	March 31,	June 30,		September 30,		December 31,		Annual

HO Swaps
Gallons hedged (in millions)	17.20		2.00		−		−	19.20
Average swap price (per gallon)	$2.08		$2.18	$	−	$	−	$2.09
Fair value (in millions)	$5	$	−	$	−	$	−	$5

West Texas Intermediate (WTI) Crude Oil Hedges
In addition, BNSF enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF’s diesel fuel, including refining costs. Over the twelve months ended December 31, 2009, the sum of all such costs averaged approximately 29 cents per gallon.

During 2009, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 890 thousand barrels of fuel with an average swap price of $76.44 per barrel and costless collar agreements utilizing WTI to hedge the equivalent of approximately 80 thousand barrels of fuel with an average cap price of $79.86 per barrel and an average floor price of $70.06 per barrel. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of December 31, 2009.

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual

WTI Swaps
Barrels hedged (in thousands)	1,210	1,110	1,125	1,235	4,680
Equivalent gallons hedged (in millions)	50.82	46.62	47.25	51.87	196.56
Average swap price (per barrel)	$85.05	$87.89	$87.82	$86.27	$86.71
Fair value (in millions)	$(6)	$(7)	$(5)	$(2)	$(20)

WTI Costless Collars
Barrels hedged (in thousands)	420	420	420	320	1,580
Equivalent gallons hedged (in millions)	17.64	17.64	17.64	13.44	66.36
Average cap price (per barrel)	$78.23	$79.79	$81.33	$82.84	$80.40
Average floor price (per barrel)	$72.35	$73.84	$75.15	$76.54	$74.34
Fair value (in millions)	$1	$2	$2	$1	$6

	Quarter Ending
2011	March 31,		June 30,	September 30,	December 31,	Annual

WTI Swaps
Barrels hedged (in thousands)		995	1,000	1,005	1,055	4,055
Equivalent gallons hedged (in millions)		41.79	42.00	42.21	44.31	170.31
Average swap price (per barrel)		$85.59	$85.20	$85.52	$85.88	$85.55
Fair value (in millions)	$	−	$1	$1	$1	$3

WTI Costless Collars
Barrels hedged (in thousands)		200	200	200	200	800
Equivalent gallons hedged (in millions)		8.40	8.40	8.40	8.40	33.60
Average cap price (per barrel)		$84.00	$84.70	$85.39	$86.10	$85.05
Average floor price (per barrel)		$77.75	$78.40	$79.05	$79.70	$78.73
Fair value (in millions)		$1	$1	$1	$1	$4

	Quarter Ending
2012	March 31,	June 30,	September 30,		December 31,		Annual

WTI Swaps
Barrels hedged (in thousands)	205	200		−		−	405
Equivalent gallons hedged (in millions)	8.61	8.40		−		−	17.01
Average swap price (per barrel)	$76.95	$77.52	$	−	$	−	$77.23
Fair value (in millions)	$2	$2	$	−	$	−	$4

NYMEX #2 Heating Oil Refining Spread Hedges
During 2009, the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 800 thousand barrels of fuel with an average swap price of $8.92 per barrel. HO-WTI is the difference in price between HO and WTI; therefore, a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The following table provides fuel-hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of December 31, 2009.

	Quarter Ending
2010	March 31,		June 30,		September 30,		December 31,		Annual

HO-WTI Swaps
Barrels hedged (in thousands)		215		180		135		100		630
Equivalent gallons hedged (in millions)		9.03		7.56		5.67		4.20		26.46
Average swap price (per barrel)		$7.82		$7.64		$8.61		$10.03		$8.29
Fair value (in millions)	$	−	$	−	$	−	$	−	$	−

	Quarter Ending
2011	March 31,		June 30,		September 30,		December 31,		Annual

HO-WTI Swaps
Barrels hedged (in thousands)		−		−		85		85		170
Equivalent gallons hedged (in millions)		−		−		3.57		3.57		7.14
Average swap price (per barrel)	$	−	$	−		$10.49		$12.03		$11.26
Fair value (in millions)	$	−	$	−	$	−	$	−	$	−

Summarized Comparative Prior Year Information
The following table provides summarized comparative information for fuel-hedge transactions outstanding as of December 31, 2008.

Year ending December 31,	2009	2010	2011

WTI Swaps
Barrels hedged (in thousands)	5,005	4,680	3,570
Equivalent gallons hedged (in millions)	210.21	196.56	149.94
Average swap price (per barrel)	$74.71	$86.71	$86.88
Fair value (in millions)	$(98)	$(104)	$(62)
WTI Costless Collars
Barrels hedged (in thousands)	2,725	1,500	800
Equivalent gallons hedged (in millions)	114.45	63.00	33.60
Average cap price (per barrel)	$129.95	$80.43	$85.05
Average floor price (per barrel)	$119.82	$74.57	$78.73
Fair value (in millions)	$(181)	$(19)	$(8)

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

Total Interest Rate Hedging Program
All interest rate hedge transactions outstanding are reflected in the following table:

	December 31, 2009
	Maturity Date							Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total

Fair Value Hedges
Fixed to variable swaps (in millions)	$250	$–	$–	$–	$–	$400	$650	$31	a
Average fixed rate	7.13%	–%	–%	–%	–%	5.75%	6.28%
Average floating rate	3.13%	–%	–%	–%	–%	1.66%	2.22%
a  Fair value includes $5 million of accrued interest.

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

Summarized Comparative Prior Year Information
The following table provides summarized comparative information for interest rate-hedge transactions outstanding as of December 31, 2008.

	December 31, 2008
	Maturity Date							Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total

Fair Value Hedges
Fixed to variable swaps (in millions)	$200	$250	$–	$–	$–	$400	$850	$77	a
Average fixed rate	6.13%	7.13%	–%	–%	–%	5.75%	6.24%
Average floating rate	2.47%	4.87%	–%	–%	–%	3.40%	3.61%

Cash Flow Hedges
Treasury locks (in millions)	$400	$–	$–	$–	$–	$–	$400	$(108)
Average rate	4.04%	–%	–%	–%	–%	–%	4.04%
a  Fair value includes $4 million of accrued interest.

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

The gain or loss on the fair value hedges as well as the offsetting loss or gain on the hedged items (fixed-rate debt) attributable to the hedged risk are recorded in current earnings. The Company included the gain or loss on the fixed-rate debt in the same line item − interest expense − as the offsetting loss or gain on the related interest rate swaps, which is presented in the following table for the years ended December 31 (in millions):

	Gain (Loss) on Interest Rate Swaps			Gain (Loss) on Fixed-rate Debt
Income Statement Classification	2009	2008	2007	2009	2008	2007

Interest expense	$(47)	$67	$12	$47	$(67)	$(12)

As of each of the years ended December 31, 2009 and 2008, BNSF had nine and eleven outstanding swaps, respectively, with an aggregate notional amount of $650 million and $850 million, respectively, in which it pays an average floating rate, which fluctuates quarterly, based on London Interbank Offered Rate (LIBOR). The average floating rate to be paid by BNSF as of December 31, 2009, was 2.22 percent, and the average fixed rate BNSF is to receive is 6.28 percent.

In March of 2008, the Company entered into four interest rate swaps having an aggregate notional amount of $400 million to convert fixed-rate, long-term debt to floating-rate debt. These swaps were entered into at the inception of new 10-year notes (see Note 9 to the Consolidated Financial Statements).

Cash Flow Interest Rate Hedges
In September 2009, the Company entered into a treasury lock having a notional amount of $500 million and a locked-in rate of 3.46 percent, to fix a portion of the rate for a 10-year unsecured debt issuance. The treasury lock was terminated in connection with the issuance of $750 million 10-year notes (see Note 9 to the Consolidated Financial Statements). Upon termination, BNSF received approximately $600 thousand from the counterparty, which will be amortized as a reduction to interest expense over the life of the issued debt. This transaction was accounted for as a cash flow hedge. As of December 31, 2009, no cash flow hedges were outstanding.

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

AOCL included $8 million and $6 million of unrecognized gains on closed hedges as of December 31, 2009 and 2008, respectively. These amounts will be amortized to interest expense over the life of the corresponding issued debt.

4. Other Expense, Net

Other expense, net includes the following (in millions):

Year ended December 31,	2009	2008	2007

Accounts receivable sales fees	$3	$12	$19
Loss from participation in synthetic fuel partnership	−	−	5
Miscellaneous, net	5	(1)	(6)
Total	$8	$11	$18

The decrease in other expense, net was predominantly due to lower accounts receivable sales fees (see Note 6 to the Consolidated Financial Statements for additional information), partially offset by lower interest and investment income.

During the fourth quarter of 2004, BNSF Railway indirectly purchased a 4.17 percent ownership of a synthetic fuel partnership through a 50 percent interest in a limited liability company with an unrelated entity. The synthetic fuel partnership generated Section 29 synthetic fuel tax credits, which reduced the Company’s effective tax rate (see Note 5 to the Consolidated Financial Statements for additional information). In 2007, BNSF Railway received a tax benefit from its participation in the partnership of approximately $7 million related to the fuel tax credits and the deduction of partnership operating losses. In 2007, the Company recorded approximately $5 million of other expense, net related to the Company’s share of the partnership’s losses under the equity method of accounting. The partnership did not qualify for consolidation under authoritative accounting guidance related to the consolidation of variable interest entities, as BNSF Railway was not the primary beneficiary of the partnership. Under the tax law, the Section 29 synthetic fuel tax credits terminated on December 31, 2007; under the BNSF Railway’s purchase agreement, it did not have any additional exposure to loss from the synthetic fuel partnership after that date.

5. Income Taxes

Income tax expense was as follows (in millions):

Year ended December 31,	2009	2008	2007

Current:
Federal	$282	$735	$741
State	26	101	107
Total current	308	836	848

Deferred:
Federal	535	383	245
State	77	34	35
Total deferred	612	417	280
Total	$920	$1,253	$1,128

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

Year ended December 31,	2009	2008	2007

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.5	2.6	3.1
Property donations	(3.0)	–	–
Synthetic fuel credits	–	–	(0.2)
Other, net	0.3	(0.4)	0.3
Effective tax rate	34.8%	37.2%	38.2%

The components of deferred tax assets and liabilities were as follows (in millions):

December 31,	2009	2008
Deferred tax liabilities:
Depreciation and amortization	$(9,939)	$(9,522)
Hedging	(12)	−
Other	(173)	(167)
Total deferred tax liabilities	(10,124)	(9,689)
Deferred tax assets:
Casualty and environmental	398	428
Pension and retiree health and welfare benefits	328	431
Compensation and benefits	141	178
Hedging	−	207
Other	225	297
Total deferred tax assets	1,092	1,541
Net deferred tax liability	$(9,032)	$(8,148)

Non-current deferred income tax liability	$(9,322)	$(8,590)
Current portion of deferred income taxes	290	442
Net deferred tax liability	$(9,032)	$(8,148)

All federal income tax returns of BNSF are closed through 1999. Internal Revenue Service (IRS) examination of the years 2000 through 2007 for BNSF is completed, and the un-agreed issues for 2000 through 2007 are pending before IRS Appeals. It is anticipated that a settlement with the IRS for the years 2000 through 2005 may be reached within the next twelve months. BNSF is currently under examination for year 2008.

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

A significant portion of the audit issues relate to state income tax issues with various taxing authorities and with the IRS related to whether certain valuations of donated property are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2009.

Uncertain Tax Positions
The amount of unrecognized tax benefits at December 31, 2009, 2008 and 2007, was $166 million, $150 million and $125 million, respectively. The amount of unrecognized tax benefits at December 31, 2009, that would affect the Company’s effective tax rate if recognized was $97 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2009	2008	2007

Beginning balance	$150	$125	$87
Additions for tax positions related to current year	49	19	29
(Reductions) additions for tax positions taken in prior years	(8)	9	12
(Reductions) additions for tax positions as a result of:
Settlements	(13)	2	−
Lapse of statute of limitations	(12)	(5)	(3)
Ending balance	$166	$150	$125

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. The Company had recorded a liability of approximately $23 million and $33 million for the payment of interest and penalties for the years ended December 31, 2009 and 2008, respectively. For the years ended December 31, 2009, 2008 and 2007, the Company recognized a reduction of approximately $8 million, $18 million and $7 million in interest and penalty expense, respectively.

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

BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at December 31, 2009, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities. In November 2009, BNSF Railway extended the commitment termination date of the two 364-day facilities to November 2010. The two 3-year facilities were entered into in November 2007 and have a commitment termination date in November 2010. Each of the financial institutions providing credit for the facilities is rated Aa3/A+ or higher. There was no outstanding undivided interest held by investors at December 31, 2009. Outstanding undivided interests held by investors under the A/R sales program were $50 million at December 31, 2008, with $12.5 million allocated to each facility. The undivided interests in receivables held by investors are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. As of December 31, 2009 and 2008, an interest in $801 million and $878 million, respectively, of receivables had been transferred by SFRC to the master trust. When SFRC transfers the interest in these receivables to the master trust, it retains an undivided interest in the receivables, which is included in accounts receivable in the Company’s Consolidated Balance Sheets. The interest that continued to be held by SFRC of $801 million and $828 million at December 31, 2009 and 2008, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $50 million of outstanding undivided interests held by investors at December 31, 2008. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $15.2 billion, $19.5 billion and $16.8 billion in 2009, 2008 and 2007, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $3 million, $12 million and $19 million for the years ended December 31, 2009, 2008 and 2007, respectively. These costs fluctuate monthly with changes in prevailing interest rates as well as unused available commitments and include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of undivided interests in the accounts receivable sold by BNSF Railway to investors fluctuates based on borrowing needs and upon the availability of receivables and is directly affected by changing business volumes and credit risks, which may, from time to time, reduce the effective capacity of the program to less than the $700 million. At December 31, 2009, the effective capacity under the A/R sales program was $611 million. Additionally, if the combined dilution and delinquency percentages exceed an established threshold, there would be an impact on the amount of undivided interest that BNSF Railway could sell. BNSF Railway has historically experienced very low levels of dilution or delinquency and was below the established reserve threshold at December 31, 2009. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of undivided interests BNSF Railway could sell.

Receivables eligible under the A/R sales program do not include receivables over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At December 31, 2009 and 2008, $11 million and $9 million, respectively, of such accounts receivable were greater than 90 days old.

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At December 31, 2009 and 2008, $31 million and $43 million, respectively of such allowances had been recorded, of which $31 million and $42 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $1 million at December 31, 2008, had been recorded in accounts payable and other current liabilities because it relates to the outstanding undivided interests held by investors. During the years ended December 31, 2009 and 2008, $16 million and $15 million, respectively, of accounts receivable were written off, net of recoveries. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC until after the creditors have been paid and SFRC and the master trust have been terminated. The A/R sales program includes thresholds for dilution, delinquency and write-off ratios that, if exceeded, allow the investors participating in this program, at their option, to cancel the program. At December 31, 2009, BNSF Railway was in compliance with these provisions.

See Note 16 to the Consolidated Financial Statements for information about recent accounting pronouncements that will have an impact on the A/R sales program upon adoption.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the weighted average annual depreciation rates (%) were as follows:

December 31,	2009	2008	2009 Depreciation Rates

Land	$1,803	$1,751	–%
Track structure	20,281	19,108	3.5%
Other roadway	13,245	12,924	2.6%
Locomotives	4,759	4,210	7.2%
Freight cars and other equipment	2,246	2,140	5.1%
Computer hardware, software and other	696	626	12.3%
Total cost	43,030	40,759
Less accumulated depreciation and amortization	(10,736)	(9,912)
Property and equipment, net	$32,294	$30,847

The Consolidated Balance Sheets at December 31, 2009 and 2008, included $1,876 million, net of $772 million of amortization and $1,648 million, net of $572 million of amortization, respectively, for property and equipment under capital leases, primarily for rolling stock.

The Company capitalized $18 million, $17 million and $17 million of interest for the years ended December 31, 2009, 2008 and 2007, respectively.

8. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

December 31,	2009	2008

Compensation and benefits payable	$512	$610
Rents and leases	283	276
Casualty and environmental liabilities	250	280
Accounts payable	244	290
Property tax liabilities	177	157
Accrued interest	177	135
Dividends payable	137	136
Customer incentives	125	141
Hedge liabilitiesa	48	333
Other	742	832
Total	$2,695	$3,190
a 2008 hedge liabilities include a reduction of $92 million for collateral paid (see Note 3 to the Consolidated Financial Statements for additional information).

9. Debt

Debt outstanding was as follows (in millions):

December 31,	2009a		2008a

Notes and debentures, due 2010 to 2097	$8,095	6.0%	$7,593	6.3%
Equipment obligations, due 2010 to 2027	271	6.2	244	6.7
Capitalized lease obligations, due 2010 to 2028	1,589	5.5	1,281	5.3
Mortgage bonds, due 2010 to 2047	94	5.9	97	6.0
Financing obligations, due 2010 to 2028	323	6.2	278	6.2
Commercial paper	−	−	100	4.7
Unamortized discount and other, net	(37)		(38)
Total	10,335		9,555
Less current portion of long-term debt	(644)	5.1%	(456)	4.8%
Long-term debt	$9,691		$9,099
a Amounts represent debt outstanding and weighted average effective interest rates for 2009 and 2008, respectively. Maturities are as of December 31, 2009.

Notes and debentures include a fair value adjustment increase for hedges of $26 million and $73 million at December 31, 2009 and 2008, respectively.

As of December 31, 2009, certain BNSF Railway properties and other assets were subject to liens securing $94 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The following table provides fair value information for the Company’s debt obligations including principal cash flows and related weighted average interest rates by contractual maturity dates. The Company had no outstanding commercial paper at December 31, 2009. The remaining weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2009.

	December 31, 2009
	Maturity Date														Total Including Capital Leases	Total Excluding Capital Leases	Fair Value Excluding Capital Leases
	2010	2011			2012			2013			2014			Thereafter

Fixed-rate debt (in millions)	$385		$673			$509			$446			$638		$7,008	$9,659	$8,070	$8,740
Average interest rate	6.4%		6.5%			5.9%			5.1%			6.8%		6.4%	6.4%
Variable-rate debt (in millions)	$259	$	−		$	−		$	−		$	−		$417	$676	$676	$676
Average interest rate	3.4%		−	%		−	%		−	%		−	%	5.4%	4.6%

As of December 31, 2008, the fair value excluding capital leases of fixed-rate debt and variable-rate debt was $7,300 million and $1,023 million, respectively.

The fair value of BNSF’s long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities. Capital leases have been excluded from the calculation of fair value for both 2009 and 2008.

Notes and Debentures
2009
In September 2009, BNSF issued $750 million of 4.70 percent notes due October 1, 2019. The net proceeds from the sale of the notes were used for general corporate purposes including, but not limited to, working capital, capital expenditures and repayment of outstanding indebtedness.

At December 31, 2009, $750 million remained authorized to be issued by the Board of Directors (the Board) through the Securities and Exchange Commission (SEC) debt shelf registration process.

2008
In November 2008, BNSF issued $500 million of 7.00 percent notes due February 1, 2014. The net proceeds from the sale of the notes were used for general corporate purposes including, but not limited to, working capital, capital expenditures, repurchase of common stock pursuant to the share repurchase program and repayment of short-term borrowings.

In March 2008, BNSF issued $650 million of 5.75 percent notes due March 15, 2018. The net proceeds from the sale of the notes were used for general corporate purposes including, but not limited to, working capital, capital expenditures, funding debt which matured in 2008, repurchase of common stock pursuant to the share repurchase program and repayment of short-term borrowings.

2007
In April 2007, BNSF issued $650 million of 5.65 percent debentures and $650 million of 6.15 percent debentures due May 1, 2017 and May 1, 2037, respectively. The net proceeds from the sale of the debentures were used for general corporate purposes including, but not limited to, working capital, capital expenditures, funding debt which matured in 2007, the repayment of commercial paper and the repurchase of common stock.

Equipment Obligation
2009
In July 2009, BNSF Railway entered into an 18-year equipment obligation totaling $75 million to finance locomotives and railcars.

Capital Leases
2009
In 2009, BNSF Railway entered into a 12-year capital lease to finance $368 million of locomotives and freight cars. Additionally, BNSF Railway entered into capital leases totaling $146 million to finance maintenance of way and other vehicles and equipment with lease terms of three to seven years.

2008
In 2008, BNSF Railway entered into a capital lease for approximately $158 million to finance locomotives and freight cars. The term of the lease is 20 years. Additionally, BNSF Railway entered into capital leases totaling $100 million to finance maintenance of way and other vehicles and equipment with lease terms of three to seven years.

2007
In 2007, BNSF Railway entered into several capital leases totaling approximately $325 million to finance locomotives and freight cars. The terms of the leases are between 15 and 20 years. Additionally, BNSF Railway entered into capital leases totaling $119 million to finance maintenance of way and other vehicles and equipment with lease terms of three to seven years.

Financing Obligation
In 2005, the Company commenced the construction of an intermodal facility that it intended to sell to a third party and subsequently lease back. In 2009, construction of the facility was completed for a cost of approximately $160 million. All improvements have been sold to the third party and BNSF leased the facility from the third party for 20 years. This sale leaseback transaction was accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility were classified as investing activities, and the inflows from the associated financing proceeds were classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

Revolving Credit Facility and Commercial Paper
As of December 31, 2009, the Company had borrowing capacity of up to $1.2 billion under its long-term revolving bank credit facility, which expires September 2012. Annual facility fees are currently 0.08 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving bank credit facility. At December 31, 2009, the Company was in compliance with these covenants.

At December 31, 2009, there were no bank borrowings against the revolving credit facility.

BNSF issues commercial paper from time to time that is supported by the revolving bank credit facility. Outstanding commercial paper reduces the amount of borrowing capacity available under the facility. The classification of commercial paper is determined by the Company’s ability and intent to use long-term or short-term funding sources to settle the obligations at maturity. At December 31, 2008, the Company classified outstanding commercial paper as long-term debt.

There was no commercial paper outstanding at December 31, 2009; therefore, the total borrowing capacity available under the revolving bank credit facility was $1.2 billion.

Due to the proposed Merger, the Company sought a waiver of the change of control provision included in the revolving credit facility. In December 2009, the banks participating in the facility provided unanimous consent for the waiver and amended the revolving credit facility agreement to allow the use of an LLC legal structure. See Note 1 to the Consolidated Financial Statements for additional information related to the proposed Merger.

Guarantees
As of December 31, 2009, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2009, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount	a	Remaining Term (in years	)	Capitalized Obligations

Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$–		Termination of Ownership		$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$48		$67		$67		9		$27	b
Westside Intermodal Transportation Corporation	0.0%	$37		$54		$–		14		$29	b
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$12		$17		$–		14		$9	b
Chevron Phillips Chemical Company, LP	0.0%	N/A	d	N/A	d	N/A	d	8		$11	c
Various lessors (Residual value guarantees)	0.0%	N/A		$270		$270		Various		$68	c
All other	0.0%	$3		$4		$1		Various		$–
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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that the Company could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. As of December 31, 2009, BNSF does not anticipate such a large reduction in the fair market value of the leased equipment. As of December 31, 2009, the Company had recorded a $68 million asset and corresponding liability for the fair value of RVG.

All Other
As of December 31, 2009, BNSF guaranteed $3 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $1 million of the $3 million of guarantees. These guarantees expire between 2011 and 2013.

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

10. Commitments and Contingencies

Lease Commitments
BNSF has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2009, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases	a

2010	$349	$613
2011	285	602
2012	215	541
2013	169	517
2014	138	499
Thereafter	922	3,553
Total	2,078	$6,325
Less amount representing interest	(489)
Present value of minimum lease payments	$1,589
aExcludes leases having non-cancelable lease terms of less than one year and per diem leases.
Lease rental expense for all operating leases, excluding per diem leases, was $644 million, $689 million and $706 million for the years ended December 31, 2009, 2008 and 2007, respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rentals were not significant.

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

During the third quarters of 2009, 2008 and 2007, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In 2007, management recorded a decrease in expense of $17 million due to a statistically significant reduction in filing rate experience for non-malignant claims. In 2009 and 2008, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2010.

Throughout the year, BNSF monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	2009	2008	2007

Beginning balance	$251	$270	$306
Accruals	–	–	(17)
Payments	(15)	(19)	(19)
Ending balance at December 31,	$236	$251	$270

Of the obligation at December 31, 2009, $198 million was related to unasserted claims while $38 million was related to asserted claims. At December 31, 2009 and 2008, $16 million and $17 million was included in current liabilities, respectively. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF:

	2009	2008

Claims unresolved at January 1,	1,833	1,781
Claims filed	290	494
Claims settled, dismissed or otherwise resolved	(512)	(442)
Claims unresolved at December 31,	1,611	1,833

Based on BNSF’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985), which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF specific data that was the basis for the study. BNSF projects that approximately 55, 75 and 90 percent of the future unasserted asbestos claims will be filed within the next 10, 15 and 25 years, respectively.

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $212 million to $257 million. However, BNSF believes that the $236 million recorded at December 31, 2009, is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	2009	2008	2007

Beginning balance	$442	$439	$439
Accruals	73	159	190
Payments	(119)	(156)	(190)
Ending balance at December 31,	$396	$442	$439

At December 31, 2009 and 2008, $144 million and $183 million were included in current liabilities, respectively. BNSF’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF:

	2009	2008

Claims unresolved at January 1,	3,349	3,322
Claims filed	3,460	4,313
Claims settled, dismissed or otherwise resolved	(3,437)	(4,286)
Claims unresolved at December 31,	3,372	3,349

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $345 million to $495 million. However, BNSF believes that the $396 million recorded at December 31, 2009, is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company
The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. Beginning in 2004, BNSF IC entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in third-party commercial paper, time deposits and money market accounts as well as in commercial paper issued by BNSF. At December 31, 2009, there was approximately $485 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $425 million at December 31, 2008.

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

During the third quarter of 2009, 2008 and 2007, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarter of 2009, 2008 and 2007, management recorded additional expense of approximately $25 million, $13 million and $20 million as of the June 30 measurement date, respectively. The Company plans to update its study again in the third quarter of 2010.

Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of December 31, 2009, is approximately $13 million.

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 320 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	2009	2008	2007

Beginning balance	$546	$380	$318
Accruals	64	251	126
Payments	(93)	(85)	(64)
Ending balance at December 31,	$517	$546	$380

At December 31, 2009 and 2008, $90 million and $80 million were included in current liabilities, respectively.

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

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2009, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF Sites
	2009	2008

Number of sites at January 1,	336	346
Sites added during the period	13	19
Sites closed during the period	(29)	(29)
Number of sites at December 31,	320	336

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $370 million to $830 million. However, BNSF believes that the $517 million recorded at December 31, 2009, is the best estimate of the Company’s future obligation for environmental costs.

Although the final outcome of these environmental matters cannot be predicted with certainty, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, the occurrence of a number of these items in the same period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

Coal Rate Case Decision
On February 17, 2009, the United States Surface Transportation Board (STB) issued a new decision in a rate dispute between Western Fuels Association, Inc. and Basin Electric Power Cooperative, Inc. (collectively, WFA) and BNSF Railway Company (BNSF Railway). (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. BNSF Railway Company, STB Docket No. 42088). The dispute relates to the reasonableness of rates BNSF Railway charges to WFA for the transportation of approximately 8 million tons of coal a year from Powder River Basin mines in Wyoming to the Laramie River Station Plant at Moba Junction, Wyoming. The STB previously ruled in this matter in 2007 that the challenged rates were not shown unreasonable. During the pendency of the case, the STB issued new guidelines for reviewing the reasonableness of rates in cases such as this and then permitted WFA to submit new evidence. In its new 2009 decision, the STB found that these same challenged rates were not commercially reasonable. The STB ordered BNSF Railway to reimburse WFA for amounts previously collected above the new levels prescribed for prior periods. The STB also prescribed maximum rates through 2024 at levels substantially below the rates previously set by BNSF Railway. In compliance with the STB’s decision, BNSF Railway published new rates to the Laramie River Station effective March 20, 2009. WFA challenged BNSF Railway’s methodology for implementing those rates before the STB and on July 27, 2009, the STB issued a decision that largely adopted the methodology advocated for by BNSF Railway. The final amount of approximately $120 million in reparations, which includes interest, was submitted by WFA to the STB with BNSF Railway’s concurrence. The STB approved the final amount of reparations. BNSF Railway paid the reparations during the fourth quarter of 2009.

The net impact in 2009 resulting from the STB’s decision was a loss of $74 million, or $0.13 per diluted share, in excess of amounts previously accrued. Of the total loss, $66 million and $8 million were recorded as a reduction to freight revenues and an increase to interest expense, respectively.

Litigation Arising From Proposed Merger
Burlington Northern Santa Fe Corporation and its Board of Directors, and in some cases Berkshire and R Acquisition Company, LLC, are named as defendants in putative class action lawsuits brought by alleged Burlington Northern Santa Fe Corporation stockholders challenging the merger described in Part 1, Item 1 of this Form 10-K. Four stockholder actions were filed in Tarrant County, Texas (the first of which was filed November 3, 2009), three actions were filed in Dallas County, Texas (the first of which was filed November 4, 2009), and five actions were filed in Delaware Chancery Court (the first of which was filed November 5, 2009). The Tarrant County, Texas actions have been consolidated as In re: Burlington Northern Santa Fe Corporation Shareholder Class Action Litigation, Cause No. 348-241465-09. The Dallas County, Texas actions were consolidated under the action styled Employees Retirement System of the City of New Orleans v. Burlington Northern Santa Fe Corporation, et al., Cause No. 09-14950 and have been abated. Plaintiffs in the Dallas County actions have taken steps seeking to refile or transfer the actions to Tarrant County. The Delaware actions have been consolidated as In re: Burlington Northern Santa Fe Shareholders Litigation, C.A. No. 5043-VCL.

The stockholder actions variously allege that Burlington Northern Santa Fe Corporation’s directors have breached their fiduciary duties based on allegations that (i) the consideration being offered is unfair and inadequate, (ii) Burlington Northern Santa Fe Corporation’s directors did not adequately seek to maximize stockholder value through open bidding or market check mechanisms, (iii) the “no shop” clause and termination fee are onerous devices designed to discourage a superior offer, (iv) Burlington Northern Santa Fe Corporation’s earnings forecasts were manipulated to drive its stock price down and thus make the proposed transaction appear more favorable to stockholders than it truly is, and/or (v) Burlington Northern Santa Fe Corporation’s disclosures relating to the proposed transaction have been, or will be, inadequate and materially misleading. Certain of the stockholder actions also allege that Berkshire aided and abetted the alleged breaches by Burlington Northern Santa Fe Corporation’s directors. The stockholder actions seek various remedies, including enjoining the transaction from being consummated in accordance with the agreed-upon terms.

On January 18, 2010, the parties to the litigation entered into a memorandum of understanding (the memorandum of understanding) providing for a settlement of the litigation, subject to the approval of the Delaware Chancery Court. Pursuant to the memorandum of understanding, the plaintiffs have withdrawn their application for preliminary injunctive relief, which was previously scheduled to be heard in the Delaware Chancery Court on February 3, 2010, and the defendants, while denying all allegations of wrongdoing and denying that the disclosures in the proxy statement/prospectus were inadequate, provided the supplemental disclosures set forth in the Current Report on Form 8-K that was filed on January 20, 2010.

The Company believes these claims are without merit and, if the proposed settlement is not approved, will vigorously defend any further proceedings seeking to prosecute these claims. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

11. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

	2009	2008	2007

Beginning balance at January 1,	$79	$91	$107
Accruals	15	3	5
Payments	(17)	(15)	(21)
Ending balance at December 31,	$77	$79	$91

Employee separation liabilities of $77 million were included in the Consolidated Balance Sheet at December 31, 2009, and principally represent the following: (i) $75 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (ii) $2 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At December 31, 2009, $27 million of the remaining liabilities were included in current liabilities.

The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation. These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2010 and 2020. As of December 31, 2009, the Company had updated its estimate and recorded an additional liability of $15 million related to deferred benefits (see (i) above). The remaining costs for the non-union employee severance costs (ii) are expected to be paid out between 2010 and approximately 2021 based on deferral elections made by the affected employees.

12. Earnings Per Share

Basic earnings per share is based on the weighted average number of the Company’s common shares outstanding for the periods shown below. Diluted earnings per share is based on basic earnings per share adjusted for the effect of potential common shares outstanding that were dilutive during the period, arising from employee stock awards and incremental shares calculated using the treasury stock method.

Weighted average stock options totaling 4.3 million, 2.4 million and 2.2 million for 2009, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share, because the options’ exercise price exceeded the average market price of the Company’s stock for those periods.

The Company adopted authoritative accounting guidance which requires non-vested shares that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities, and therefore be included in computing earnings per share using the two-class method. The Company has retrospectively applied the provisions to the financial information included herein, which resulted in a reduction in both basic earnings per share and diluted earnings per share of $0.02 and $0.04 for the years ended December 31, 2008 and 2007, respectively.

The following table is a reconciliation of net income available to common stockholders used in the basic and diluted EPS computations (in millions, except per share amounts):

Year ended December 31,	2009	2008	2007

Income Statement:
Net income	$1,721	$2,115	$1,829
Net income allocated to participating securities	(6)	(9)	(13)
Net income available to common stockholders	$1,715	$2,106	$1,816

Average Shares:
Basic	340.0	343.8	352.5
Diluted	342.5	347.8	358.9

Earnings Per Share:
Basic	$5.04	$6.13	$5.15
Diluted	$5.01	$6.06	$5.06

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

In September 2006, the FASB issued authoritative accounting guidance related to employers’ accounting for defined benefit pension and other postretirement plans, which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s Consolidated Balance Sheets. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008. This authoritative accounting guidance provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. BNSF elected to apply the transition option under which a 15-month measurement was determined as of September 30, 2007 that covered the period until the fiscal year-end measurement was required on December 31, 2008. As a result, the Company recorded a $7 million decrease to retained earnings in January 2008.

Components of the net cost for these plans were as follows (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Year ended December 31,	2009	2008	2007	2009	2008	2007

Service cost	$28	$25	$25	$3	$2	$2
Interest cost	102	102	97	15	18	17
Expected return on plan assets	(107)	(112)	(105)	–	–	–
Amortization of net loss	24	16	35	1	5	6
Amortization of prior service credit	–	–	–	(6)	(8)	(8)
Net cost recognized	$47	$31	$52	$13	$17	$17

The projected benefit obligation is the present value of benefit earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following table shows the change in projected benefit obligation based on the respective measurement dates (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Change in Benefit Obligation	2009	2008	a	2009	2008	a

Benefit obligation at beginning of period	$1,840		$1,763	$269		$304
Service cost	28		32	3		3
Interest cost	102		127	15		22
Plan participants’ contributions	–		–	9		11
Actuarial loss (gain)	35		86	–		(36)
Medicare subsidy	–		–	2		2
Benefits paid	(141)		(168)	(32)		(37)
Projected benefit obligation at end of period	1,864		1,840	266		269
Component representing future salary increases	(53)		(82)	–		–
Accumulated benefit obligation at end of period	$1,811		$1,758	$266		$269
a  In accordance with the transition to new authoritative accounting guidance, the beginning balance in 2009 and 2008 was December 31, 2008, and September 30, 2007, respectively; therefore, 2008 includes 15 months of activity.

Both the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan had accumulated and projected benefit obligations in excess of plan assets at December 31, 2009 and 2008.

The following table shows the change in plan assets of the plans based on the respective measurement dates (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Change in Plan Assets	2009	2008	a	2009	2008	a

Fair value of plan assets at beginning of period	$1,034		$1,588	$–	$–
Actual return on plan assets	160		(395)	–	–
Employer contributionsb	266		9	21	24
Plan participants’ contributions	–		–	9	11
Medicare subsidy	–		–	2	2
Benefits paid	(141)		(168)	(32)	(37)
Fair value of plan assets at measurement date	$1,319		$1,034	$–	$–
a  In accordance with the transition to new authoritative accounting guidance, the beginning balance in 2009 and 2008 was December 31, 2008, and September 30, 2007, respectively; therefore, 2008 includes 15 months of activity.

b Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status, defined as plan assets less the projected benefit obligation, as of December 31 (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2009	2008	2009	2008

Funded status (plan assets less projected benefit obligations)	$(545)	$(806)	$(266)	$(269)

Of the combined pension and retiree health and welfare benefits liability of $811 million and $1,075 million recognized as of December 31, 2009 and 2008, respectively, $28 million was included in other current liabilities as of both dates.

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to AOCL. Beginning in 2007, the Company recognized actuarial gains and losses and prior service credits in AOCL as they arose. The following table shows the pre-tax change in AOCL attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Change in AOCL	2009	2008	2007	2009	2008	2007

Balance at January 1,	$834	$233	$429	$14	$46	$48
Measurement date adjustment pursuant to adoption of authoritative accounting guidance issued September 2006	–	(4)	–	–	1	–
Amortization of actuarial loss	(24)	(16)	(35)	(1)	(5)	(6)
Amortization of prior service credit	–	–	–	6	8	8
Actuarial (gain) loss	(18)	621	(161)	–	(36)	(4)
Balance at December 31,	$792	$834	$233	$19	$14	$46

The estimated net actuarial loss for these defined benefit pension plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is expected to be $32 million. The estimated net actuarial loss and prior service credit for the retiree health and welfare benefit plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is expected to be $1 million and $4 million, respectively. Pre-tax amounts currently recognized in AOCL consist of the following (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2009	2008	2009	2008

Net actuarial loss	$792	$834	$25	$26
Prior service credit	−	−	(6)	(12)
Pre-tax amount recognized in AOCL at December 31,	792	834	19	14
After-tax amount recognized in AOCL at December 31,	$489	$515	$11	$9

The assumptions used in accounting for the BNSF plans were as follows:

Assumptions Used to Determine Net Cost for Fiscal Years Ended December 31,	Pension Benefits			Retiree Health and Welfare Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	5.75%	6.00%	5.50%	5.75%	6.00%	5.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	–%	–%	–%
Rate of compensation increase	3.80%	3.80%	3.90%	3.80%	3.80%	3.90%

Assumptions Used to Determine Benefit Obligations at December 31,	Pension Benefits		Retiree Health and Welfare Benefits
	2009	2008	2009	2008

Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

At December 31, 2009, BNSF determined the discount rate by utilizing the Mercer Yield Curve applied to the future estimated cash flows of the Company’s pension and retiree health and welfare plans. At December 31, 2008, BNSF determined the discount rate by averaging the Mercer Yield Curve and the Moody’s Aa Corporate bond yield, with the latter measure adjusted to reflect the future estimated cash flows of the Company’s pension and retiree health and welfare plans. BNSF believes the Mercer Yield Curve is, in general, a better model to determine discount rates as it utilizes a much larger and more diverse population of highly rated bonds than the Moody’s Aa Corporate bond yield. However, given the volatility experienced in late 2008, the Company was concerned that some of the bonds included in the Mercer Yield Curve, such as financial institutions, may have higher yields because their market risk had not yet fully been reflected in their credit rating. Therefore, BNSF decided it most appropriate to average the Mercer Yield Curve with the Moody’s Aa Corporate bond yield, which had no financial institutions in its population. The discount rate used for the 2010 calculation of net benefit cost remained at 5.75 percent which reflects market conditions at the December 31, 2009, measurement date.

The expected long-term rate of return is the return the Company anticipates earning, net of plan expenses, over the period that benefits are paid. It reflects the rate of return on present investments and on expected contributions. In determining the expected long-term rate of return, BNSF considered the following: (i) forward looking capital market forecasts; (ii) historical returns for individual asset classes; and (iii) the impact of active portfolio management. The expected rate of return on plan assets remained consistent from 2009 to 2010, and the Company does not expect any near-term significant changes to the current investment allocation of assets. However, unforeseen changes in the investment markets or other external factors could prompt changes in these estimates in future years.

The following table presents assumed health care cost trend rates:

December 31,	2009	2008	2007

Assumed health care cost trend rate for next year	9.00%	9.75%	10.50%
Rate to which health care cost trend rate is expected to decline and remain	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage- Point Increase	One Percentage- Point Decrease

Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$20	$(17)

The BNSF Retirement Plan asset allocation at December 31, 2009 and 2008, and the target allocation for 2009 by asset category are as follows:

	Target Allocation	Percentage of Pension Plan Assets
Plan Asset Allocation	2009	2009	2008
Equity Securities	45 – 75%	62%	55%
Fixed Income Securities	20 – 40%	30	30
Real Estate	5 – 15%	8	15
Total		100%	100%

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

Assets are primarily managed by external Investment Managers each with a specific asset class mandate as directed by management. There are currently at least two Investment Managers in each of the above asset classes.

Concentration in a single security or credit issuer is generally limited to 5% of each Investment Manager’s portfolio (excluding U.S. government and agencies, authorized commingled funds, and other manager specific exceptions as authorized by management). Real estate investment trust investments may not exceed 10% of any equity manager’s portfolio.

The Fixed Income allocation may include Core, Core “Plus”, and/or Long Duration portfolios.  “Plus” strategies (higher risk investments such as high yield, emerging markets, and non-dollar denominated securities) are limited to 30% of the Core Plus portfolio value.

Real Estate is generally accessed through direct investment in one or more commingled funds with reasonable diversification by property type and geographic location.

Derivative investments are permitted under certain circumstances.

Investments are stated at fair value. The various types of investments are valued as follows: (i) Equity securities are valued at the last trade price at primary exchange close time on the last business day of the year (Level 1 input). If the last trade price is not available, values are based on bid, ask/offer quotes from contracted pricing vendors, brokers, or investment managers (Level 3 input). (ii) Corporate debt securities, government debt securities, and collateralized obligations and mortgage backed securities are valued based on institutional bid evaluations from contracted vendors. Where available, vendors use observable market-based data to evaluate prices (Level 2 input). This also applies to U.S. Treasury securities included in cash and cash equivalents. If observable market-based data is not available, unobservable inputs such as extrapolated data, proprietary models, and indicative quotes are used to arrive at estimated prices representing the price a dealer would pay for the security (Level 3 input). (iii) Shares of real estate commingled funds are valued at the quarterly net asset value of units held at year end. Net asset value is based on independent appraisals obtained at least annually for each property and is considered a Level 3 input as the funds impose ongoing limitations on the availability of share redemptions. (iv) Registered investment companies are valued at the daily net asset value of shares held at year end. Net asset value is considered a Level 1 input if redemptions at this value are available to all shareholders without restriction. Net asset value is considered a Level 2 input if the fund may restrict share redemptions under limited circumstances. Net asset value is considered a Level 3 input if shares could not be redeemed on the reporting date and net asset value can not be corroborated by trading activity.

The following table summarizes the Plan’s investments as of December 31, 2009, based on the inputs used to value them (in millions):

Asset Category	Total as of December 31, 2009	Level 1 Inputs a	Level 2 Inputs a		Level 3 Inputs a
Equity securities:
U. S.	$443	$443	$	−	$	−
International	336	336		−		−
Corporate debt securities	157	−		157		−
Government debt securities	114	−		114		−
Real estate	103	−		−		103
Collateralized obligations and mortgage backed securities (MBS)	78	−		77		1
Cash and cash equivalents	48	38		10		−
Registered investment companies	34	23		11		−
Total b	$1,313	$840		$369		$104
a  See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.

b  Excludes $6 million accrued for dividend and interest receivable.

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2009 (in millions):

Level 3 Inputs	Total	U.S. Equity Securities		Corporate Debt Securities		Real Estate	Collateralized Obligations & MBS	Cash and Cash Equivalentsa		Registered Investment Companies
Balance as of December 31, 2008	$162		$1		$6	$151	$4		$(2)		$2
Actual return on plan assets:
Relating to assets still held at reporting date	(39)		−		2	(42)	(1)		2		−
Relating to assets sold during the period	(5)		(1)		−	(2)	−		(2)		−
Purchases, sales and settlements	(8)		−		(3)	(4)	(1)		2		(2)
Transfers out of Level 3	(6)		−		(5)	−	(1)		−		−
Balance as of December 31, 2009	$104	$	−	$	−	$103	$1	$	−	$	−
a Balance at December 31, 2008, represents a temporary deficit in a securities lending program. As of December 31, 2009, the Company no longer participates in the program.

The Company is not required to make contributions to the BNSF Retirement Plan in 2010. The Company expects to make benefit payments in 2010 of $8 million from its non-qualified defined benefit plan.

The following table shows expected benefit payments from its defined benefit pension plans and expected claim payments and Medicare Part D subsidy receipts for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments	a	Expected Retiree Health and Welfare Payments	Expected Medicare Subsidy

2010	$137		$23	$(2)
2011	138		24	(3)
2012	139		24	(3)
2013	139		24	(3)
2014	141		24	(3)
2015–2019	702		118	(17)
aPrimarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Defined Contribution Plans
BNSF sponsors qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Non-union employees are eligible to receive an annual discretionary matching contribution of up to 30 percent of the first six percent of their contributions. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. BNSF’s 401(k) matching expense was $22 million, $29 million and $21 million in 2009, 2008 and 2007, respectively.

Other
Under collective bargaining agreements, BNSF participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $54 million, $54 million and $46 million, in 2009, 2008 and 2007, respectively (see Note 11 to the Consolidated Financial Statements for other deferred benefits payable to certain conductors, trainmen and locomotive engineers).

14. Stock-Based Compensation

On April 15, 1999, BNSF shareholders approved the Burlington Northern Santa Fe 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, April 21, 2004 and April 19, 2006, BNSF shareholders approved the amendments to the Burlington Northern Santa Fe 1999 Stock Incentive Plan, which authorized additional awards of 9 million, 6 million, 7 million and 11 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately 5 million common shares were available for future grant at December 31, 2009.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee directors’ stock plan and authorized 900,000 shares of BNSF common stock to be issued in connection with this plan. Approximately 403,000 common shares were available for future grant at December 31, 2009.

Upon completion of the proposed Merger, no further grants of BNSF stock will be made under the BNSF stock-based compensation plans. See Note 1 to the Consolidated Financial Statements for information related to the proposed Merger.

Stock Options
Under BNSF’s stock plans, options were granted to directors, officers and salaried employees at the fair market value of BNSF’s common stock on the date of grant. Stock option grants generally vest ratably over three years and expire within ten years after the date of grant. Shares issued upon exercise of options may be issued from treasury shares or from authorized but unissued shares.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options granted for the periods presented:

Year ended December 31,	2009	2008	2007

Weighted average expected life (years)	4.8	4.7	4.6
Weighted average expected volatility	29.6%	24.0%	24.0%
Weighted average expected dividend yield	1.96%	1.50%	1.15%
Weighted average risk free interest rate	2.15%	3.09%	4.31%
Weighted average fair value per share at date of grant	$15.09	$22.92	$21.91

Expected volatilities are based on historical volatility of BNSF’s stock, implied volatilities from traded options on BNSF’s stock and other factors. The Company uses historical experience with exercise and post-vesting employment termination behavior to determine the options’ expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.

A summary of the status of stock options as of, and for the year ended December 31, 2009, is presented below (options in thousands, aggregate intrinsic value in millions):

Year ended December 31, 2009	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance at beginning of year	9,668	$62.95
Granted	2,556	64.63
Exercised	(2,027)	37.27
Cancelled	(177)	81.54
Balance at end of year	10,020	$68.24	6.16	$316

Options exercisable at year end	6,334	$62.35	4.65	$235

The total intrinsic value of options exercised was $87 million, $207 million and $281 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Other Incentive Programs
BNSF had other long-term incentive programs that utilize restricted shares/units. A summary of the status of restricted shares/units and the weighted average grant date fair values as of, and for the year ended December 31, 2009, is presented below (shares in thousands):

Year ended December 31, 2009	Time Based		Performance Based Units		Performance Stock		BNSF Incentive Bonus Stock Program			BNSF Discounted Stock Purchase Program		Total

Balance at beginning of year	457	$76.49	1,056	$92.48	612	$89.24	64		$81.31	20	$81.34	2,209	$87.84
Granted	58	66.67	558	64.97	279	59.75	−		−	23	66.25	918	63.52
Vested	(233)	75.74	(209)	80.17	(54)	80.17	(64)		81.31	(12)	81.32	(572)	78.52
Forfeited	(6)	84.77	(40)	88.18	(171)	81.26	−		−	−	−	(217)	82.62
Balance at end of year	276	$74.89	1,365	$83.24	666	$79.67	−	$	−	31	$70.41	2,338	$81.06

A summary of the weighted average grant date fair market values of the restricted share/units as of, and for the years ended December 31, 2008 and 2007, is presented below:

Grant Date Fair Market Value of Awards Granted	Time Based	Performance Based Units	Performance Stock	BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program
Year ended December 31, 2008	$102.06	$105.23	$100.13	$	−	$86.56
Year ended December 31, 2007	$86.38	$88.80	$88.77	$	−	$79.28

A summary of the fair value of the restricted share/units vested during the years ended December 31, 2009, 2008 and 2007 is presented below:

Total Fair Value of Shares Vested (in millions)	Time Based	Performance Based Units	Performance Stock	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program	Total

Year ended December 31, 2009	$15	$14	$4	$4	$1	$38
Year ended December 31, 2008	$31	$30	$15	$51	$1	$128
Year ended December 31, 2007	$49	$21	$–	$18	$1	$89

Time-based awards were granted to senior managers within BNSF primarily as a retention tool and to encourage ownership in BNSF. They generally vest over three years, although in some cases up to five years, and are contingent on continued salaried employment.

Performance-based units were granted to senior managers within BNSF to encourage ownership in BNSF and to align management’s interest with those of its shareholders. Performance-based units generally vest over three years and are contingent on the achievement of certain predetermined corporate performance goals (e.g., return on invested capital (ROIC)) and continued salaried employment.

Additionally, eligible employees could earn performance stock contingent upon achievement of higher ROIC goals and continued salaried employment.

Certain employees were eligible to exchange through the Burlington Northern Santa Fe Incentive Bonus Stock Program the cash payment of their bonus for grants of restricted stock. In September 2005, the program was amended so that exchanges of cash bonus payments for awards of restricted stock were no longer permitted after February 2006.

Certain other salaried employees were eligible to participate in the BNSF Discounted Stock Purchase Program and use their bonus to purchase shares of BNSF common stock at a discount from the market price. These shares immediately vest but are restricted for a three-year period. This program was terminated in December 2009.

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation cost, net of tax, recorded under the BNSF Stock Incentive Plans is shown in the following table (in millions):

	2009	2008	2007

Compensation cost	$41	$69	$66
Income tax benefit	(15)	(25)	(23)
Total	$26	$44	$43

Compensation cost capitalized	$6	$6	$7

At December 31, 2009, there was $89 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.58 years.

Upon completion of the proposed Merger, each outstanding stock option or share award of BNSF common stock will be converted into an option or restricted stock unit of Berkshire Class B Common Stock, in accordance with a formula to convert such awards.

15. Common Stock and Preferred Capital Stock

Common Stock
BNSF is authorized to issue 600 million shares of common stock, $0.01 par value. At December 31, 2009, there were 341 million shares of common stock outstanding. Each holder of common stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of shareholders. Subject to the rights and preferences of any future issuances of preferred stock, each share of common stock is entitled to receive dividends as may be declared by the Board out of funds legally available and to share ratably in all assets available for distribution to shareholders upon dissolution or liquidation. No holder of common stock has any preemptive right to subscribe for any securities of BNSF. Upon completion of the proposed Merger, shares of Burlington Northern Santa Fe Corporation common stock will no longer be available for issuance. See Note 1 to the Consolidated Financial Statements for information related to the proposed Merger.

Preferred Capital Stock
At December 31, 2009, BNSF had 50 million shares of Class A Preferred Stock, $0.01 par value and 25 million shares of preferred stock, $0.01 par value available for issuance. The Board has the authority to issue such stock in one or more series, to fix the number of shares and to fix the designations and the powers, rights and qualifications and restrictions of each series. As of December 31, 2009, no shares of Class A Preferred Stock had been issued. Upon completion of the proposed Merger, shares of Class A Preferred Stock will no longer be available for issuance. See Note 1 to the Consolidated Financial Statements for information related to the proposed Merger.

Share Repurchase Program
In February 2007, the Board authorized the extension of the current BNSF share repurchase program, adding 30 million shares to the total of 180 million shares previously authorized in equal amounts in July 1997, December 1999, April 2000, September 2000, January 2003 and December 2005. The Company did not repurchase shares related to its share repurchase program during 2009. During 2008 and 2007, the Company repurchased approximately 12 million and 15 million shares, respectively, of its common stock at average prices of $92.96 per share and $83.96 per share, respectively. Total repurchases through December 31, 2009, were 192 million shares at a total average cost of $41.53 per share, leaving 18 million shares available for repurchase out of the 210 million shares presently authorized. During 2009 and apart from the share repurchase program, the Company repurchased shares from employees at a cost of $16 million to satisfy tax withholding obligations on the vesting of restricted stock or the exercise of stock options. Upon completion of the proposed Merger, the share repurchase program will be terminated. See Note 1 to the Consolidated Financial Statements for information related to the proposed Merger.

16. Accounting Pronouncements

In June 2009, the FASB amended authoritative accounting guidance related to transfers of financial assets which updates existing guidance. The amended authoritative accounting guidance limits the circumstances in which financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The amended authoritative accounting guidance also eliminates the concept of a qualifying special-purpose entity (QSPE), which will require companies to evaluate former QSPEs for consolidation.

In June 2009, the FASB amended authoritative accounting guidance related to the consolidation of variable interest entities (VIEs). The amended authoritative accounting guidance updates existing guidance used to determine whether or not a company is required to consolidate a VIE and requires enhanced disclosures. The amended authoritative accounting guidance also eliminates quantitative-based assessments and will require companies to perform ongoing qualitative assessments to determine whether or not the VIE should be consolidated.

The Company adopted the amended authoritative accounting guidance on January 1, 2010.

As discussed in Note 6, the Company’s A/R sales program involves a master trust that issues an undivided interest in receivables to investors. The A/R sales master trust is not currently consolidated in the Company’s financial statements and the undivided interest in receivables that have been sold to investors is derecognized. The amended authoritative accounting guidance will require the Company to consolidate the A/R sales master trust and to no longer derecognize the undivided interest sold to investors effective January 1, 2010. The Company intends to apply this guidance prospectively. As a result, the Company’s Consolidated Balance Sheets will reflect an increase in accounts receivable, net and an increase in current liabilities for the amount of undivided interests sold to investors and any related cash flow impacts will be included in Financing Activities rather than Operating Activities in the Consolidated Statements of Cash Flows. There were no outstanding undivided interests held by investors under the A/R sales program at December 31, 2009. Outstanding undivided interests held by investors under the A/R sales program were $50 million at December 31, 2008.

The Company did not record any additional financial statement adjustments as a result of the adoption of the amended authoritative accounting guidance.

17. Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss (in millions):

As of December 31,	2009	2008
Unrecognized prior service credit and actuarial losses, net of tax (see Note 13)	$(500)	$(524)
Fuel/interest hedge mark-to-market, net of tax (see Note 3)	10	(344)
Accumulated other comprehensive income of equity method investees, net of tax	(6)	(6)
Total Accumulated other comprehensive loss	$(496)	$(874)

18. Quarterly Financial Data—Unaudited

Dollars in millions, except per share data	Fourth	Third	Second	First

2009

Revenues	$3,681	$3,595	$3,316	$3,424
Operating income	$895	$901	$797	$669
Net income	$536	$488	$404	$293
Basic earnings per share	$1.57	$1.43	$1.18	$0.86
Diluted earnings per share	$1.55	$1.42	$1.18	$0.86
Dividends declared per share	$0.40	$0.40	$0.40	$0.40
Common stock pricea:
High	$98.84	$84.98	$77.33	$80.21
Low	$76.17	$67.79	$60.50	$52.35

2008
Revenues	$4,373	$4,906	$4,478	$4,261
Operating income	$1,116	$1,207	$714	$875
Net income	$615	$695	$350	$455
Basic earnings per shareb	$1.80	$2.01	$1.01	$1.31
Diluted earnings per shareb	$1.78	$1.99	$1.00	$1.29
Dividends declared per share	$0.40	$0.40	$0.32	$0.32
Common stock pricea:
High	$90.71	$107.36	$112.96	$94.53
Low	$70.91	$92.32	$92.79	$76.02
a  Average of high and low reported daily stock price.

b  The retrospective application of new authoritative accounting guidance in 2009 reduced basic earnings per share by $0.01 for both of the three month periods ended September 30, 2008 and December 31, 2008, and diluted earnings per share by $0.01 for each of the three month periods ended March 31, 2008, September 30, 2008, and December 31, 2008. See Note 12 to the Consolidated Financial Statements for further information.

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

Internal Control Over Financial Reporting
The report of management on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) is included in “Management’s Report on Internal Control Over Financial Reporting” in Item 8.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included in Item 8.

Changes in Internal Control Over Financial Reporting
As of the period covered by this report, the Company has concluded that there have been no changes in BNSF's internal control over financial reporting that occurred during BNSF’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF's internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the directors of BNSF will be provided under the heading “Item 1: Election of Directors; Nominees for Director” in BNSF’s proxy statement for its 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information concerning the executive officers of BNSF is included in Part I of this Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be provided under the heading “Communications and Other Matters; Section 16(a) Beneficial Ownership Reporting Compliance” in BNSF’s proxy statement for its 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information concerning the Directors and Governance Committee’s policy with regard to consideration of any director candidates recommended by shareholders will be provided under the heading “Communications and Other Matters; Procedures for Recommending Director Candidates” in BNSF’s proxy statement for its 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Information concerning the Audit Committee and the Audit Committee Financial Expert will be provided under the heading “Governance of the Company; Board Committees; Audit Committee” in BNSF’s proxy statement for its 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

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

Item 11. Executive Compensation

Information concerning the compensation of directors and executive officers of BNSF will be provided under the headings “Directors’ Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in BNSF’s proxy statement for its 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters

Certain information about BNSF’s equity compensation plans is set forth in the table below (number of shares in thousands) as of December 31, 2009:

Plan Category	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Available for Future Issuance

Equity compensation plans approved by shareholders	10,020	$68.24	5,030
Equity compensation plans not approved by shareholders	–	–	–
Total	10,020	$68.24	5,030

Information concerning the ownership of BNSF equity securities by certain beneficial owners and by management will be provided under the headings “Stock Ownership in the Company; Certain Beneficial Owners” and “Stock Ownership in the Company; Ownership of Management” in BNSF’s proxy statement for its 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence will be provided under the headings “Governance of the Company; Director Independence” and “Governance of the Company; Certain Relationships and Related Person Transactions” in BNSF’s proxy statement for its 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will be provided under the heading “Item 2: Appointment of Independent Auditor; Independent Auditor Fees” in BNSF’s proxy statement for its 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

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

Burlington Northern Santa Fe Corporation

	By:	/s/ Matthew K. Rose
Dated: February 11, 2010		Matthew K. Rose Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe Corporation and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose	Chairman, President and Chief Executive Officer
Matthew K. Rose	(Principal Executive Officer), and Director

/s/ Thomas N. Hund	Executive Vice President and Chief Financial Officer
Thomas N. Hund	(Principal Financial Officer)

/s/ Julie A. Piggott	Vice President - Planning & Studies and Controller
Julie A. Piggott	(Principal Accounting Officer)

/s/ Alan L. Boeckmann*	Director
Alan L. Boeckmann

/s/ Donald G. Cook*	Director
Donald G. Cook

/s/ Marc F. Racicot*	Director
Marc F. Racicot

/s/ Roy S. Roberts*	Director
Roy S. Roberts

/s/ Marc J. Shapiro*	Director
Marc J. Shapiro

/s/ Cynthia A. Telles *	Director
Cynthia A. Telles

/s/ J.C. Watts, Jr.*	Director
J.C. Watts, Jr.

S-1

Signature	Title

/s/ Robert H. West*	Director
Robert H. West

/s/ J. Steven Whisler*	Director
J. Steven Whisler

/s/ Edward E. Whitacre, Jr.*	Director
Edward E. Whitacre, Jr.

*	By:	/s/ Roger Nober
Dated: February 11, 2010		Roger Nober Executive Vice President Law and Secretary

S-2

Burlington Northern Santa Fe Corporation and Subsidiaries

Exhibit Index

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

	2.1	Agreement and Plan of Merger by and among Berkshire Hathaway Inc.,	8-K	11/3/2009	1-11535	2.1
		R Acquisition Company, LLC, and Burlington Northern Santa Fe Corporation,
		dated November 2, 2009.

(3)	Articles of Incorporation and Bylaws

	3.1	Amended and Restated Certificate of Incorporation of Burlington Northern Santa Fe	10-Q	8/13/1998	1-11535	3.1
		Corporation, dated December 21, 1994, as amended.

	3.2	By-Laws of Burlington Northern Santa Fe Corporation, as amended	8-K	12/12/2008	1-11535	3.1
		and restated, dated December 11, 2008.

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Indenture, dated as of December 1, 1995, between BNSF and The First National Bank	S-3	2/8/1999	333-72013	4
		of Chicago, as Trustee.

	4.2	Form of BNSF’s 6 1/8% Notes Due March 15, 2009.	10-K	3/31/1999	1-11535	4.2

	4.3	Form of BNSF’s 6 3/4% Debentures Due March 15, 2029.	10-K	3/31/1999	1-11535	4.3

	4.4	Form of BNSF’s 6.70% Debentures Due August 1, 2028.	10-K	3/31/1999	1-11535	4.4

	4.5	Form of BNSF’s 8.125% Debentures Due April 15, 2020.	10-K	2/12/2001	1-11535	4.5

	4.6	Form of BNSF’s 7.95% Debentures Due August 15, 2030.	10-K	2/12/2001	1-11535	4.6

	4.7	Form of BNSF’s 6.75% Notes Due July 15, 2011.	10-Q	8/3/2001	1-11535	4.1

	4.8	Form of BNSF’s 5.90% Notes Due July 1, 2012.	10-Q	8/9/2002	1-11535	4.1

	4.9	Officers’ Certificate of Determination as to the terms of BNSF’s 4.875% Notes Due	8-K	12/9/2004	1-11535	4.1
		January 15, 2015, including Exhibit A thereto, the form of the Notes.

	4.10	Indenture, dated as of December 8, 2005, between BNSF and U.S. Bank Trust	S-3 ASR	12/8/2005	333-130214	4.1
		National Association, as Trustee.

	4.11	Certificate of Trust of BNSF Funding Trust I, executed and filed by U.S. Bank Trust	S-3 ASR	12/8/2005	333-130214	4.3
		National Association, Linda Hurt and James Gallegos, as Trustees.

	4.12	Amended and Restated Declaration of Trust of BNSF Funding Trust I, dated as of	8-K	12/15/2005	1-11535	4.4
		December 15, 2005.

	4.13	Guarantee Agreement between BNSF and U.S. Bank Trust National Association, as	8-K	12/15/2005	1-11535	4.5
		Guarantee Trustee, dated as of December 15, 2005.

	4.14	First Supplemental Indenture, dated as of December 15, 2005, between BNSF and	8-K	12/15/2005	1-11535	4.6
		U.S. Bank Trust National Association, as Trustee.

	4.15	Agreement as to Expenses and Liabilities dated as of December 15, 2005, between	8-K	12/15/2005	1-11535	4.4
		BNSF and BNSF Funding Trust I.				(Exhibit C)

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit

	4.16	Form of BNSF Funding Trust I’s 6.613% Trust Preferred Securities.	8-K	12/15/2005	1-11535	4.4 (Exhibit D)

	4.17	Officer’s Certificate of Determination as to the terms of BNSF’s 6.20% Debentures	10-Q	10/24/2006	1-11535	4.1
		Due August 15, 2036, including the form of the Debentures.

	4.18	First Supplemental Indenture, dated as of April 13, 2007, to Indenture dated	8-K	4/13/2007	1-11535	4.1
		as of December 1, 1995, between Burlington Northern Santa Fe Corporation and
		Bank of New York Trust Company, N.A., as Trustee.

	4.19	Officer’s Certificate of Determination as to the terms of BNSF’s 5.65% Debentures	8-K	4/13/2007	1-11535	4.2
		due May 1, 2017, and 6.15% Debentures Due May 1, 2037, including the forms
		of the Debentures.

	4.20	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture	8-K	3/14/2008	1-11535	4.1
		dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation
		and Bank of New York Mellon Trust Company, N.A., as Trustee.

	4.21	Officer’s Certificate of Determination as to the terms of BNSF’s 5.75% Notes	8-K	3/14/2008	1-11535	4.2
		due March 18, 2018, including the form of the Notes.

	4.22	Third Supplemental Indenture, dated as of December 3, 2008, to Indenture	8-K	12/3/2008	1-11535	4.1
		dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation
		and Bank of New York Mellon Trust Company, N.A., as Trustee.

	4.23	Officer’s Certificate of Determination as to the terms of BNSF’s 7.00%	8-K	12/3/2008	1-11535	4.2
		Debentures due February 1, 2014.

	4.24	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture	8-K	9/24/2009	1-11535	4.1
		dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation
		and The Bank of New York Mellon Trust Company, N.A., as Trustee including the
		form of BNSF’s 4.700% Notes due October 1, 2021.

	4.25	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due	8-K	9/24/2009	1-11535	4.2
		October 1, 2019.

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

(10)	Material Contracts

	10.1	Burlington Northern Santa Fe Non-Employee Directors’ Stock Plan, as	10-Q	4/23/2009	1-11535	10.1
		amended and restated February 13, 2009.*

	10.2	BNSF Railway Company Incentive Compensation Plan, as amended and	10-K	2/13/2009	1-11535	10.3
		restated February 12, 2009.*

	10.3	Burlington Northern Santa Fe Corporation Deferred Compensation Plan,	10-K	2/16/2007	1-11535	10.5
		as amended and restated effective December 9, 2004.*

	10.4	Burlington Northern Santa Fe Corporation Senior Management Stock	10-K	2/15/2008	1-11535	10.5
		Deferral Plan, as amended and restated effective January 1, 2008.*

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit

10.5	Burlington Northern Santa Fe Incentive Bonus Stock Program, as	8-K	9/19/2005	1-11535	10.1
	amended and restated effective September 14, 2005.*

10.6	Burlington Northern Santa Fe 1996 Stock Incentive Plan, as amended	10-K	2/13/2009	1-11535	10.7
	and restated December 11, 2008.*

10.7	The Burlington Northern Santa Fe Supplemental Retirement Plan, as	10-K	2/13/2009	1-11535	10.8
	amended and restated effective January 1, 2005, and further amended
	through October 20, 2008.*

10.8	Retirement Benefit Agreement between BNSF and Matthew K. Rose,	10-Q	10/24/2006	1-11535	10.5
	as amended and restated September 21, 2006.*

10.9	Retirement Benefit Agreement, dated January 16, 2003, between BNSF	10-K	2/13/2004	1-11535	10.29
	and John P. Lanigan.*

10.9.1	Amended and Restated Letter from Mr. Rose to Burlington Northern	8-K	11/20/2009	1-11535	10.1
	Santa Fe Corporation, dated November 17, 2009.*

10.11	Special Cash Award Retention Agreement, dated October 9, 2008,	10-Q	10/24/2008	1-11535	10.1
	between BNSF Railway Company and Peter J. Rickershauser.*

10.12	Form of BNSF Change-in-Control Agreement, as amended and restated	10-K	2/15/2008	1-11535	10.12
	December 6, 2007, and effective December 31, 2007, (applicable to Messrs.
	Rose, Hund, Ice, Lanigan, and Nober and two other executive officers).*

10.13	Burlington Northern Santa Fe Corporation Supplemental Investment	10-K	2/13/2009	1-11535	10.13
	and Retirement Plan, as amended and restated effective January 1, 2005,
	as further amended November 4, 2008.*

10.14	Burlington Northern Inc. Director’s Charitable Award Program as	10-K	2/13/2009	1-11535	10.14
	amended and restated December 11, 2008, effective January 1, 2009.*

10.15	Burlington Northern Santa Fe Salary Exchange Option Program, as	10-K	2/15/2005	1-11535	10.18
	amended and restated October 1, 2004.*

10.16	Burlington Northern Santa Fe 1999 Stock Incentive Plan, as amended	10-K	2/13/2009	1-11535	10.16
	and restated December 11, 2008.*

10.17	Amended and Restated Benefits Protection Trust Agreement by	10-K	2/15/2008	1-11535	10.23
	and between Burlington Northern Santa Fe Corporation and Wachovia Bank,
	dated January 8, 2008.*
10.17.1	Amendment to Benefits Protection Trust Agreement effective December 11, 2009.* ‡

10.18	Burlington Northern Santa Fe Directors’ Retirement Plan.*	10-K	4/1/1996	1-11535	10.27

10.18.1	Termination of Burlington Northern Santa Fe Directors’ Retirement Plan, dated	10-K	2/16/2007	1-11535	10.31.1
	July 17, 2003.*

10.19	Form of Indemnification Agreement dated as of September 17, 1998, entered	10-K	3/31/1999	1-11535	10.37
	into between BNSF and directors.*

10.20	Form of Indemnification Agreement dated as of September 17, 1998, entered	10-K	3/31/1999	1-11535	10.38
	into between BNSF and certain officers, including Messrs. Rose, Hund,
	Ice, Lanigan, Nober and two other executive officers.*

10.21	Burlington Northern Santa Fe 2005 Deferred Compensation Plan for Non-Employee	10-K	2/13/2009	1-11535	10.27
	Directors, as amended and restated December 11, 2008.*

10.22	Burlington Northern Santa Fe Deferred Compensation Plan for Directors, as amended	10-K	2/16/2007	1-11535	10.35
	and restated December 9, 2004.*

Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit

	10.23	Replacement Capital Covenant, dated as of December 15, 2005, by BNSF in favor of	10-K	2/17/2006	1-11535	10.41
and for the benefit of each Covered Debtholder (as defined therein).

(12)	Statements re: Computation of Ratios

	12.1	Computation of Ratio of Earnings to Fixed Charges. ‡

(23)	Consents of experts and counsel

	23.1	Consent of PricewaterhouseCoopers LLP. ‡

(24)	Power of Attorney

	24.1	Power of Attorney. ‡

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Principal Executive Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302
of the Sarbanes-Oxley Act of 2002). ‡

	31.2	Principal Financial Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302
of the Sarbanes-Oxley Act of 2002). ‡

(32)	Section 1350 Certifications

	32.1	Certification Pursuant to Rule 13a-14(b) and 18 U.S.C. § 1350 (Section 906 of the
Sarbanes Act of 2002). ‡

(101)	The following financial information from Burlington Northern Santa Fe Corporation’s
Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated
Statements of Income for the twelve-month periods ended December 31, 2009,
2008 and 2007, (ii) the Consolidated Balance Sheets as of December 31, 2009
and 2008, (iii) the Consolidated Statements of Cash Flows for the twelve-month periods ended December 31, 2009, 2008 and 2007, (iv) the Consolidated Statement
of Changes in Stockholders’ Equity for the twelve-month periods ended
December 31, 2009, 2008 and 2007, and (v) the Notes to Consolidated
Financial Statements, tagged as blocks of text. ‡

*   Management contract or compensatory plan
‡      Filed herewith