Form 10-K/A
period 2009-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2010-05-04
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO ___________
COMMISSION FILE NUMBER: 1-11535

Exact name of registrant as specified in its charter
Burlington Northern Santa Fe, LLC
(Formerly, Burlington Northern Santa Fe Corporation)

State of Incorporation or Organization	I.R.S. Employer Identification No.
Delaware	27-1754839
Address of principal executive offices, including zip code
2650 Lou Menk Drive, Fort Worth, Texas 76131-2830
Registrant’s telephone number, including area code
(800) 795-2673
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $24.794 billion on June 30, 2009. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
100% of the membership interests of Burlington Northern Santa Fe, LLC are outstanding as of May 3, 2010, and held by National Indemnity Company, an indirect, wholly owned subsidiary of Berkshire Hathaway Inc.
Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by General Instruction I (2).
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note
This Amendment No. 1 on Form 10-K/A (Form 10-K/A) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission (SEC) on February 11, 2010 (Original Filing), is being filed for the sole purpose of including the information required in Part III, Item 14, because we did not file a definitive proxy statement within 120 days after the end of our 2009 fiscal year and to add the statement on the cover page of this Form 10-K/A that Burlington Northern Santa Fe, LLC (BNSF) meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format. All of the membership interests of BNSF are held by National Indemnity Company, an indirect, wholly owned subsidiary of Berkshire Hathaway Inc. As a wholly owned subsidiary of a publicly traded company, BNSF is not required to file a definitive proxy statement with the SEC. Accordingly, the information required by Item 14 of Part III is set forth in this Form 10-K/A. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. In addition, Item 15 of Part IV is being amended solely to include currently dated certifications from BNSF’s principal executive officer and principal financial officer, as required by Rule 13a-14(a) under the Securities Exchange Act of 1934. This Form 10-K/A is not intended to amend or otherwise update other information in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our filings made with the SEC subsequent to the filing of the Original Filing.

Part III
Item 14. Principal Accountant Fees and Services
Independent Auditor Fees
The following table presents the fees incurred by Burlington Northern Santa Fe Corporation, including its majority-owned subsidiaries, for services provided by PricewaterhouseCoopers LLP, the independent auditor, for the twelve months ended December 31 (in thousands):

	2009	2008

Audit fees	$2,790	$2,507
Tax fees	79	151
All other fees	78	23

Total	$2,947	$2,681

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit and tax planning for specific transactions or potential transactions of the Company.
All Other Fees
All other fees consist of professional services for a benchmarking study and a limited design review of certain aspects of an ERP system implemented in 2009.
Pre-Approval Policies and Procedures
During 2009 and 2008, the Audit Committee of Burlington Northern Santa Fe Corporation or its Chairman pre-approved all fees and services provided by the independent auditor, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
2. Exhibits:
See Index to Exhibits beginning on page E-1 for a description of the exhibits filed as a part of this Report on Form 10-K/A.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Santa Fe, LLC has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Burlington Northern Santa Fe, LLC

Dated: May 3, 2010	By:	/s/ Matthew K. Rose Matthew K. Rose
Chairman, President and
Chief Executive Officer

S-1

Burlington Northern Santa Fe, LLC and Subsidiaries
Exhibit Index

Incorporated by Reference
(if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Principal Executive Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). ‡

	31.2	Principal Financial Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). ‡

‡	Filed herewith

E-1