Form 10-Q
period 2010-03-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2010-05-07
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from            to

Commission file number            1-11535

BURLINGTON NORTHERN SANTA FE, LLC
(Exact name of registrant as specified in its charter)

Delaware	27-1754839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
100% of the membership interests of Burlington Northern Santa Fe, LLC are outstanding as of May 7, 2010, and held by National Indemnity Company, an indirect, wholly owned subsidiary of Berkshire Hathaway Inc.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Revenues	$2,073	$1,791	$3,424

Operating expenses:
Compensation and benefits	530	442	868
Fuel	330	329	614
Purchased services	250	279	477
Depreciation and amortization	227	192	370
Equipment rents	102	97	201
Materials and other	95	1	225
Total operating expenses	1,534	1,340	2,755
Operating income	539	451	669
Interest expense	63	72	198
Other expense, net	−	2	3

Income before income taxes	476	377	468
Income tax expense	194	153	175
Net income	$282	$224	$293

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, shares in thousands)
(Unaudited)

	Successor	Predecessor
	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,185	$1,269
Accounts receivable, net	925	787
Materials and supplies	634	633
Current portion of deferred income taxes	236	290
Other current assets	153	277
Total current assets	3,133	3,256

Property and equipment, net of accumulated depreciation of $297 and $10,736, respectively	44,237	32,294
Goodwill	14,803	−
Intangible assets, net	1,974	−
Other assets	2,155	3,125
Total assets	$66,302	$38,675

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,629	$2,695
Long-term debt due within one year	634	644
Total current liabilities	3,263	3,339

Deferred income taxes	13,433	9,322
Long-term debt	10,439	9,691
Intangible liabilities, net	2,016	−
Casualty and environmental liabilities	898	899
Pension and retiree health and welfare liability	869	783
Other liabilities	570	1,843
Total liabilities	31,488	25,877
Commitments and contingencies (see Notes 3, 6 and 7)
Equity:
Additional paid-in capital	34,495	7,776
Retained earnings	282	13,941
Accumulated other comprehensive income (loss)	37	(496)

Predecessor:
Common stock, $0.01 par value, 600,000 shares authorized; 543,416 shares issued	−	5
Treasury stock, at cost, 202,677 shares	−	(8,428)
Total equity	34,814	12,798
Total liabilities and equity	$66,302	$38,675

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Successor		Predecessor
	February 13 – March 31, 2010		January 1 – February 12, 2010	Three Months Ended March 31, 2009
OPERATING ACTIVITIES
Net income	$282		$224	$293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227		192	370
Deferred income taxes	(35)		127	90
Long-term casualty and environmental liabilities, net	(25)		(2)	(1)
Other, net	(34)		(78)	49
Changes in current assets and liabilities:
Accounts receivable, net	(116)		(21)	78
Change in accounts receivable sales program	−		−	(50)
Materials and supplies	(4)		3	(13)
Other current assets	28		(123)	(99)
Accounts payable and other current liabilities	424		(258)	17
Net cash provided by operating activities	747		64	734
INVESTING ACTIVITIES
Capital expenditures excluding equipment	(202)		(137)	(462)
Acquisition of equipment	(81)		(67)	(286)
Proceeds from sale of equipment financed	−		−	368
Construction costs for facility financing obligation	−		−	(13)
Other, net	(219)		68	2
Net cash used for investing activities	(502)		(136)	(391)
FINANCING ACTIVITIES
Net increase in commercial paper and bank borrowings	−		−	6
Payments on long-term debt	(31)		(30)	(257)
Dividends paid	−		(226)	(136)
Proceeds from stock options exercised	−		21	8
Purchase of BNSF common stock	−		−	(4)
Excess tax benefits from equity compensation plans	−		9	4
Proceeds from facility financing obligation	−		−	15
Other, net	−		−	(2)
Net cash used for financing activities	(31)		(226)	(366)
Increase (decrease) in cash and cash equivalents	214		(298)	(23)
Cash and cash equivalents:
Beginning of period	971		1,269	633
End of period	$1,185		$971	$610
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$75		$97	$138
Income taxes paid, net of refunds	$4	$	−	$16
Non-cash asset financing	$4		$8	$395

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Shares in thousands, dollars in millions, except per share data)
(Unaudited)

Predecessor	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2009	543,416	(202,677)	$7,781	$13,941	$(8,428)	$(496)	$12,798
Common stock dividends, $0.26 per share			–	(89)	–	–	(89)
Restricted stock and stock options expense			8	–	–	–	8
Restricted stock activity	4	–	–	–	–	–	–
Exercise of stock options and related tax benefit of $10	544	(1)	31	–	–	–	31
Purchase of BNSF common stock	–	(1)	–	–	–	–	–
Comprehensive income:
Net income			–	224	–	–	224
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $1			–	–	–	2	2
Change in fuel/interest hedge mark-to-market, net of tax benefit of $28			–	–	–	(45)	(45)
Change in other comprehensive income of equity method investees			–	–	–	2	2
Total comprehensive income							183
Balance at February 12, 2010	543,964	(202,679)	$7,820	$14,076	$(8,428)	$(537)	$12,931

Successor	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Net contribution from Berkshire Hathaway Inc.	$34,495	$–	$–	$34,495
Comprehensive income:
Net income	–	282	–	282
Change in fuel hedge mark-to-market, net of tax expense of $24	–	–	37	37
Total comprehensive income				319
Balance at March 31, 2010	$34,495	$282	$37	$34,814

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, including the financial statements and notes thereto. Burlington Northern Santa Fe, LLC (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All significant intercompany accounts and transactions have been eliminated.

Burlington Northern Santa Fe Corporation was incorporated in the State of Delaware on December 16, 1994. As further discussed in Note 2 to the Consolidated Financial Statements, on February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger (the Merger) of Burlington Northern Santa Fe Corporation with and into R Acquisition Company, LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Berkshire (Merger Sub), with Merger Sub continuing as the surviving entity. In connection with the Merger, Merger Sub changed its name to “Burlington Northern Santa Fe, LLC” and remains an indirect, wholly-owned subsidiary of Berkshire.

Berkshire’s cost of acquiring BNSF has been pushed-down to establish a new accounting basis for BNSF. Accordingly, the accompanying interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. Earnings per share data has not been presented because BNSF has not issued stock or membership interests to the public.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of March 31, 2010 (Successor), and the results of operations for the periods February 13 – March 31, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the three months ended March 31, 2009 (Predecessor).

New Accounting Policies Adopted Upon Merger

Goodwill

    Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. As a result of the Merger, BNSF recognized goodwill as well as additional intangible assets and liabilities (see Note 2 to the Consolidated Financial Statements for further information related to the Merger).

    Goodwill is tested for impairment annually or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. The impairment test encompasses calculating a fair value of the assets and comparing the fair value to its carrying value. The goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Rail Grinding Costs

    Upon the Merger discussed in Note 2, BNSF adopted the direct expense method of accounting for rail grinding costs, under which the Company expenses rail grinding costs as incurred.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Adoption of New Accounting Pronouncement

    In June 2009, the FASB amended authoritative accounting guidance related to transfers of financial assets which updates existing guidance. The amended authoritative accounting guidance limits the circumstances in which financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The amended authoritative accounting guidance also eliminates the concept of a qualifying special-purpose entity (QSPE), which requires companies to evaluate former QSPEs for consolidation.

    In June 2009, the FASB amended authoritative accounting guidance related to the consolidation of variable interest entities (VIEs). The amended authoritative accounting guidance updates existing guidance used to determine whether or not a company is required to consolidate a VIE and requires enhanced disclosures. The amended authoritative accounting guidance also eliminates quantitative-based assessments and requires companies to perform ongoing qualitative assessments to determine whether or not the VIE should be consolidated.

    The Company prospectively adopted the amended authoritative accounting guidance on January 1, 2010. See Note 4 and Note 6 to the Consolidated Financial Statements for information related to the impact of the adoption of the amended authoritative accounting guidance.

2.    Merger

    As discussed in Note 1 to the Consolidated Financial Statements, on February 12, 2010, Burlington Northern Santa Fe Corporation was acquired by Berkshire pursuant to the Agreement and Plan of Merger, dated as of November 2, 2009 (the Merger Agreement). Immediately prior to completion of the Merger, Berkshire and its affiliates and associates owned 76,777,029 shares of Burlington Northern Santa Fe Corporation common stock, representing 22.5% of the total issued and outstanding shares of its common stock. As a result of the Merger, each share of common stock of Burlington Northern Santa Fe Corporation, par value $0.01 per share, other than shares owned by Berkshire, Burlington Northern Santa Fe Corporation or any of their respective subsidiaries, were converted into the right to receive, at the election of the stockholder (subject to the proration and reallocation procedures described in the Merger Agreement), either (i) $100.00 in cash, without interest, or (ii) a portion of a share of Berkshire Class A common stock equal to the exchange ratio, which was calculated by dividing $100.00 by the average of the daily volume–weighted average trading prices per share of Berkshire Class A common stock over the ten trading day period ending on the second full trading day prior to completion of the Merger. Fractional shares of Berkshire Class A common stock were not issued in the Merger. Instead, shares of Berkshire Class B common stock were issued in lieu of fractional shares of Berkshire Class A common stock, and cash was paid in lieu of fractional shares of Berkshire Class B common stock. Approximately 60% of the total merger consideration paid by Berkshire to stockholders of Burlington Northern Santa Fe Corporation was in the form of cash and approximately 40% was in the form of Berkshire common stock.

    Between January 1 and February 12, 2010 (Predecessor), the Company incurred approximately $62 million in costs related to the Merger, which were primarily recorded in purchased services in the Consolidated Statements of Income.  No costs related to the Merger were recorded during the Successor period.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    The Merger was accounted for using the acquisition method under Accounting Standards Codification (ASC) Topic 805, Business Combinations. Under the acquisition method, the purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. None of the goodwill recorded in connection with the Merger will be deductible for income tax purposes. The purchase price allocation at March 31, 2010, is substantially complete; however, additional analysis primarily related to the value of property and equipment and intangibles, and any associated tax impacts could result in a change in the total amount of goodwill. The purchase price allocation is summarized in the following tables (in millions):

Cash paid as merger consideration	$15,874
Value of Berkshire common stock issued as merger consideration	10,577
Total merger consideration to acquire the remaining shares of Predecessor	26,451
Value of Predecessor already owned by Berkshire valued at merger price of $100.00 per share	7,678
Value of Berkshire equity awards to replace pre-existing Predecessor equity awards	366
Total purchase price to be allocated	$34,495

Assets		Liabilities and net assets acquired
Cash and cash equivalents	$971	Accounts payable and other current liabilities	$2,261
Accounts receivable, net	808	Long-term debt due within one year	649
Materials and supplies	630	Long-term debt	10,493
Current portion of deferred income taxes	210	Deferred income taxes	13,413
Other current assets	144	Intangible liabilities, net	2,056
Property and equipment, net	43,987	Casualty and environmental liabilities	928
Goodwill	14,803	Pension and retiree health and welfare liability	865
Intangible assets, net	2,025	Other liabilities	513
Other assets	2,095	Net assets acquired	34,495
Total assets	$65,673	Total liabilities and net assets acquired	$65,673

The fair value of assets acquired included accounts receivable of $808 million, consisting of the gross amount due under contracts of $862 million, net of $54 million estimated to be uncollectible.

The fair value of assets acquired also included intangible assets of $2,025 million, with a weighted average amortization rate of 10 years. The fair value of liabilities acquired included intangible liabilities of $2,056 million, with a weighted average amortization life of 16 years. See Note 5 to the Consolidated Financial Statements for further information related to intangible assets and liabilities.

Liabilities acquired included contingencies related to casualty and environmental liabilities in the amount of $1,178 million. Casualty liabilities were measured at fair value, and environmental liabilities were measured in accordance with ASC Topic 450, Contingencies. See Note 7 to the Consolidated Financial Statements for further information related to casualty and environmental liabilities.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    The following unaudited pro forma financial data summarizes BNSF’s results of operations as if the Merger had occurred as of January 1, 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Revenues	$3,896	$3,492
Net income	$598	$351

    The pro forma amounts represent BNSF’s results of operations with appropriate adjustments, which are expected to have a continuing impact, resulting from the application of acquisition method accounting. The unaudited pro forma financial data is provided for informational purposes only and is not necessarily indicative of what BNSF’s results of operations would have been if the Merger had occurred as of January 1, 2009, or the results of operations for any future periods.

3.    Derivative Activities

    The Company uses derivative financial instruments to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company does not use derivative financial instruments for trading or speculative purposes. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by authoritative accounting guidance related to derivatives and hedging, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income (AOCI) as a separate component of equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

    Upon application of acquisition method accounting due to the Merger, the Company was required to re-designate its outstanding derivatives as hedges under authoritative accounting guidance. Certain costless collar derivatives did not qualify for re-designation as they were in net written positions as of the Merger date. As a result, hedge accounting was discontinued on these instruments. The Company will continue to hold these financial instruments to hedge against increases in diesel fuel prices, recognizing any gains and losses from changes in fair value in current period earnings.

    BNSF monitors its derivative instrument positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A or higher as of March 31, 2010. The maximum amount of loss the Company could incur from credit risk based on the gross fair value of derivative instruments in asset positions as of March 31, 2010 and December 31, 2009, was $109 million and $104 million, respectively. Other than as disclosed under the heading “Fuel; Total Fuel-Derivative Activities,” the Company’s derivative agreements do not include provisions requiring collateral. Certain of the Company’s derivative instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. As such, the Company’s net asset exposure to counterparty credit risk was $97 million and $90 million as of March 31, 2010 and December 31, 2009, respectively.

    Additional disclosure related to derivative instruments is included in Note 9 to the Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for derivative transactions were as follows, presented net of any master netting arrangements (in millions):

	Successor	Predecessor
	March 31, 2010	December 31, 2009
Short-term hedge asset	$45	$34
Long-term hedge asset	59	57
Short-term hedge liability	(21)	(25)
Long-term hedge liability	(11)	(12)
Total derivatives	$72	$54

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions):

Fair Value of Derivative Instruments
Asset Derivatives

	Successor	Predecessor
	March 31, 2010	December 31, 2009		Balance Sheet Location

Asset derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$31		$20	Other current assets
Interest rate contracts	11		14	Other current assets
Fuel contracts	33		40	Other assets
Interest rate contracts	23		17	Other assets
Fuel contracts	1		10	Accounts payable and other current liabilities
Fuel contracts	−		3	Other liabilities
Total asset derivatives designated as hedging instruments under ASC 815-20	$99		$104

Asset derivatives not designated as hedging instruments under ASC 815-20
Fuel contracts	$7	$	−	Other current assets
Fuel contracts	3		−	Other assets
Total asset derivatives not designated as hedging instruments under ASC 815-20	$10	$	−

Total asset derivatives	$109		$104

Liability Derivatives

	Successor	Predecessor
	March 31, 2010	December 31, 2009	Balance Sheet Location

Liability derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$4	$ −	Other current assets
Fuel contracts	22	35	Accounts payable and other current liabilities
Fuel contracts	11	15	Other liabilities
Total liability derivatives designated as hedging instruments under ASC 815-20	$37	$50

Total liability derivatives	$37	$50

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Effects of Derivative Instruments Gains and Losses

Derivatives in ASC 815-20 Fair Value Hedging Relationships

		Amount of Gain Recognized in Income on Derivatives
		Successor	Predecessor
	Location of Gain Recognized in Income on Derivatives	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Interest Rate Contracts	Interest expense	$4	$3	$5
Total derivatives		$4	$3	$5

Derivatives in ASC 815-20 Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Fuel Contracts	$74	$(79)	$(32)
Interest Rate Contracts	−	−	65
Total derivatives	$74	$(79)	$33

		Amount of Gain or (Loss) Recognized from AOCI into Income (Effective Portion)
		Successor	Predecessor
	Location of Gain or (Loss) Recognized from AOCI into Income	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Fuel Contracts	Fuel expense	$13	$(6)	$(106)
Total derivatives		$13	$(6)	$(106)

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
		Successor	Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Fuel Contracts	Fuel expense	$8	$(7)	$1
Total derivatives		$8	$(7)	$1
a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Effects of Derivative Instruments Gains and Losses (continued)

Derivatives Not Designated as Hedging Instruments under ASC 815-20

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Successor		Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	February 13 – March 31, 2010		January 1 – February 12, 2010		Three Months Ended March 31, 2009
Fuel Contracts	Fuel expense	$13	$	−	$	−
Interest Rate Contracts	Interest expense	−		−		(43)
Total derivatives		$13	$	−		$(43)

    As of March 31, 2010, the Company estimates that within the next twelve months approximately $39 million in hedge instrument gains will be reclassified from accumulated other comprehensive income into earnings.

Fuel

    Fuel costs represented 22 percent, 25 percent and 22 percent of total operating expenses during the periods February 13 – March 31, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the three months ended March 31, 2009 (Predecessor), respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into derivatives to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel derivatives include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices.

Total Fuel-Derivative Activities

    As of March 31, 2010, BNSF’s total fuel-derivative positions for the remainder of 2010, 2011, and 2012, of which the majority are designated as cash flow hedges, covered approximately 22 percent, 18 percent and 3 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Derivative positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. As of March 31, 2010, and December 31, 2009, BNSF had entered into fuel-derivative agreements covering approximately 506 million gallons and 561 million gallons, respectively.

    Certain of the Company’s fuel-derivative instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). The aggregate fair value of all open fuel-derivative instruments under these provisions was in a net liability position on March 31, 2010 and December 31, 2009, of $13 million and $18 million, respectively, which was below the collateral threshold. As such, there was no posted collateral outstanding at March 31, 2010 or December 31, 2009.

    The Company uses the forward commodity price for the periods hedged to value its fuel-derivative swaps and costless collars. This methodology is a market approach, which under authoritative accounting guidance related to fair value measurements utilizes Level 2 inputs as it uses market data for similar instruments in active markets.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Interest Rate

    From time to time, the Company enters into various interest rate derivative transactions for the purpose of managing exposure to fluctuations in interest rates by establishing rates in anticipation of both future debt issuances and the refinancing of leveraged leases, as well as converting a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy.

    BNSF’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions. This methodology is a market approach, which under authoritative accounting guidance related to fair value measurements utilizes Level 2 inputs as it uses market data for similar instruments in active markets.

Fair Value Interest Rate Hedges

    The Company enters into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under authoritative accounting guidance related to derivatives and hedging. Upon application of acquisition method accounting due to the Merger, these swaps were re-designated as fair value hedges. However, the swaps no longer qualified for the short-cut method of recognition; therefore, effectiveness is measured at least quarterly and any resulting ineffectiveness will be recognized in current period earnings.

The gain or loss on the fair value hedges as well as the offsetting loss or gain on the hedged items (fixed-rate debt) attributable to the hedged risk are recorded in current earnings. The Company includes the gain or loss on the fixed-rate debt in the same line item (interest expense) as the offsetting loss or gain on the related interest rate swaps as follows (in millions):

	Gain (Loss) on Interest Rate Swaps			Gain (Loss) on Fixed-rate Debt
	Successor	Predecessor		Successor	Predecessor
Income Statement Classification	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Interest expense	$(2)	$6	$(11)	$2	$(6)	$11

    As of March 31, 2010 and December 31, 2009, BNSF had entered into nine separate swaps with an aggregate notional amount of $650 million, in conjunction with notes due in 2010 and 2018, in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. As of March 31, 2010, the average fixed rate BNSF is to receive was 6.28 percent.

Cash Flow Interest Rate Hedges

As of March 31, 2010, the Company had no outstanding cash flow hedges.

    AOCI included $8 million of unrecognized gains on closed hedges as of December 31, 2009, which was being amortized to interest expense over the life of the corresponding issued debt. The unrecognized gain on closed hedges in AOCI was eliminated in the application of acquisition method accounting due to the Merger.

4.    Accounts Receivable, Net

    BNSF Railway transfers a portion of its accounts receivable to a wholly-owned subsidiary, Santa Fe Receivables Corporation (SFRC). SFRC transfers an undivided interest in such receivables, with limited exceptions, to a master trust and causes the trust to issue an undivided interest in the receivables to investors (the A/R sales program). The undivided interests in the master trust purchased by investors may be in the form of certificates or purchased interests. BNSF Railway retains the collection responsibility with respect to the accounts receivable transferred. The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC until after the creditors have been paid and SFRC and the master trust have been terminated.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at March 31, 2010, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities. In November 2009, BNSF Railway extended the commitment termination date of the two 364-day facilities to November 2010. The two 3-year facilities were entered into in November 2007 and have a commitment termination date in November 2010. Each of the financial institutions providing credit for the facilities is rated Aa3/A+ or higher. The amount of undivided interests in the accounts receivable sold by BNSF Railway to investors fluctuates based on borrowing needs and upon the availability of receivables and is directly affected by changing business volumes and credit risks, which may, from time to time, reduce the effective capacity of the program to less than the $700 million. Additionally, if the combined dilution and delinquency percentages exceed an established threshold, there would be an impact on the amount of undivided interest that BNSF Railway could sell. At March 31, 2010, the effective capacity under the A/R sales program was $700 million.

    As discussed in Note 1 to the Consolidated Financial Statements, on January 1, 2010, BNSF Railway prospectively adopted authoritative accounting guidance which amended accounting guidance related to transfers of assets and VIEs. The amended guidance also eliminated the concept of a QSPE.

    At January 1, 2010, the A/R sales program master trust was considered a VIE as it does not retain sufficient equity to finance its activities without the support of BNSF Railway. BNSF Railway has a variable interest in the master trust as it absorbs any losses related to the receivables transferred in the event of default. BNSF Railway is the primary beneficiary of the VIE as it (1) directs the amount of undivided interest in receivables sold to investors by the master trust, and thus holds the power to direct the activities of the master trust that most significantly impact performance and (2) has the obligation to absorb the losses in the event of defaulted receivables, which could potentially be significant to the master trust. As the primary beneficiary of the master trust, BNSF Railway fully consolidated the master trust at January 1, 2010. The consolidation did not impact the Company’s consolidated financial statements as there were no outstanding undivided interests held by investors under the A/R sales program at January 1, 2010. Prior to 2010, the A/R sales master trust was considered a QSPE and was not consolidated.

    As of March 31, 2010 and December 31, 2009, there were no outstanding undivided interests held by investors under the A/R sales program; thus, no asset or related liability was recorded in the Company’s Consolidated Balance Sheets. For the quarter ended March 31, 2009, $50 million of cash flows related to the A/R sales program was classified as Operating Activities in the Consolidated Statement of Cash Flows. Upon adoption of the aforementioned guidance on January 1, 2010, any prospective activity will be classified as Financing Activities in the Consolidated Statements of Cash Flows. For the quarter ended March 31, 2010, there was no cash flow activity related to the A/R sales program.

    BNSF Railway does not provide financial support to the master trust that it was not previously contractually obligated to provide.

At March 31, 2010 and December 31, 2009, $9 million and $21 million, respectively, of accounts receivable were greater than 90 days old.

    BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At March 31, 2010, and December 31, 2009, $13 million and $31 million, respectively, of such allowances had been recorded.

5.   Goodwill and Other Intangible Assets and Liabilities

    During the periods February 13 – March 31, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and quarter ending March 31, 2009 (Predecessor), no impairment losses related to goodwill were incurred. As of March 31, 2010 and December 31, 2009, there were no accumulated impairment losses related to goodwill.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    The changes in the carrying amount of goodwill were as follows (in millions):

	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010		Three Months Ended March 31, 2009
Beginning balance	$ −	$	−	$	−
Additions	14,803		−		−
Ending balance	$14,803	$	−	$	−

Amortized intangible assets and liabilities were as follows (in millions):

	Successor		Predecessor
	As of March 31, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount		Accumulated Amortization

Amortized intangible assets	$2,025	$51	$	−	$	−
Amortized intangible liabilities	$2,056	$40	$	−	$	−

Amortized intangible assets primarily consisted of internally developed software and franchise & customer assets. Amortized intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

    Amortized intangible assets and liabilities are amortized either on a straight-line basis over their estimated economic lives or based on the pattern in which the economic benefits are consumed. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible net assets to earnings in proportion to the amount of economic benefits obtained annually by the Company.

    Amortization of intangible assets and liabilities was as follows (in millions):

	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010		Three Months Ended March 31, 2009
Amortization of intangible assets	$51	$	−	$	−
Amortization of intangible liabilities	$40	$	−	$	−

    Future amortization of intangible assets and liabilities is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2010	$231	$226
2011	$308	$293
2012	$308	$282
2013	$308	$252
2014	$308	$179

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

6.	Debt

Revolving Credit Facility and Commercial Paper

    As of March 31, 2010, the Company had borrowing capacity of up to $1.2 billion under its long-term revolving bank credit facility, which expires in September 2012. Due to an upgrade in the senior unsecured debt ratings for BNSF from Baa1/BBB at December 31, 2009, to A3/BBB+ at March 31, 2010, annual facility fees are currently 0.07 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings; (ii) money market rates offered at the option of the lenders; or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving bank credit facility. At March 31, 2010, the Company was in compliance with these covenants.

    At March 31, 2010, there were no bank borrowings against the revolving credit facility.

    BNSF issues commercial paper from time to time that is supported by the revolving bank credit facility. Outstanding commercial paper reduces the amount of borrowing capacity available under the facility. The classification of commercial paper is determined by the Company’s ability and intent to use long-term or short-term funding sources to settle the obligations at maturity.

    There was no commercial paper outstanding at March 31, 2010 or December 31, 2009; therefore, the total borrowing capacity available under the revolving bank credit facility was $1.2 billion.

Notes and Debentures

    At March 31, 2010, $750 million remained authorized to be issued through the Securities and Exchange Commission debt shelf registration process.

Capital Leases

    During the periods February 13 – March 31, 2010 (Successor), and January 1 – February 12, 2010 (Predecessor), BNSF entered into capital leases totaling $4 million and $8 million, respectively to finance maintenance of way and other vehicles/equipment with lease terms of five to seven years.

Fair Value of Debt Instruments

    At March 31, 2010, and December 31, 2009, the fair value of BNSF’s debt, excluding capital leases and interest rate hedges, was $10,117 million and $9,416 million, respectively, while the book value was $9,540 million and $8,746, respectively. The fair value of BNSF’s debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities.

Guarantees

As of March 31, 2010, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2010, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amounta	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$2	b
Chevron Phillips Chemical Company, LP	0.0%	N/Ad	N/Ad	N/Ad	8	$12	c
All other	0.0%	$3	$3	$1	Various	$–
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

All Other

    As of March 31, 2010, BNSF guaranteed $3 million of other debt and leases. BNSF holds a performance bond and has the option to sub-lease property to recover up to $1 million of the $3 million of guarantees. These guarantees expire between 2011 and 2013.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Variable Interest Entities

    As discussed in Note 1 to the Consolidated Financial Statements, on January 1, 2010, the Company prospectively adopted authoritative accounting guidance which amended accounting guidance related to VIEs.

    BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were $5,432 million as of March 31, 2010.

    In the event the leased equipment is destroyed, BNSF Railway is obligated to either replace the equipment or pay a fixed loss amount. The inclusion of the fixed loss amount is a standard clause within equipment lease arrangements. Historically, BNSF Railway has not incurred significant losses related to this clause. As such, it is not anticipated that the maximum exposure to loss would materially differ from the future minimum lease payments.

    BNSF Railway does not provide financial support to the VIEs that it was not previously contractually obligated to provide.

    BNSF Railway maintains and operates the equipment based on contractual obligations within the lease arrangements, which set specific guidelines consistent within the industry. As such, BNSF has no control over activities that could materially impact the fair value of the leased equipment. BNSF Railway does not hold the power to direct the activities of the VIEs and therefore does not control the ongoing activities that have a significant impact on the economic performance of the VIEs. Additionally, BNSF Railway does not have the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. Depending on market conditions, the fixed-price purchase options could potentially provide benefit to the Company; however, any benefits potentially received from a fixed-price purchase option are expected to be minimal. Based on these factors, BNSF Railway is not the primary beneficiary of the VIEs. As BNSF Railway is not the primary beneficiary and the VIE leases are classified as operating leases, there are no assets or liabilities related to the VIEs recorded in the Company's consolidated statement of financial position.

7.     Commitments and Contingencies

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

    Other than the fair value adjustments recorded in the application of acquisition method accounting, as discussed in Note 2 to the Consolidated Financial Statements, BNSF records a liability for personal injury claims when the expected loss is both probable and reasonably estimable. The liability and ultimate expense projections are estimated using standard actuarial methodologies. Liabilities recorded for unasserted personal injury claims are based on information currently available. Due to the inherent uncertainty involved in projecting future events such as the number of claims filed each year, developments in judicial and legislative standards and the average costs to settle projected claims, actual costs may differ from amounts recorded. Expense accruals and any required adjustments are classified as materials and other in the Consolidated Statements of Income.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

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

    BNSF assesses its unasserted asbestos liability exposure on an annual basis during the third quarter. BNSF determines its asbestos liability by estimating its exposed population, the number of claims likely to be filed, the number of claims that will likely require payment, and the estimated cost per claim. Estimated filing and dismissal rates and average cost per claim are determined utilizing recent claim data and trends.

    Throughout the year, BNSF monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

    Based on BNSF’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted asbestos claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985), which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF specific data that was the basis for the study. BNSF projects that approximately 55, 75 and 90 percent of the future unasserted asbestos claims will be filed within the next 10, 15 and 25 years, respectively.

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury matters (in millions):

	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009

Beginning balance	$664	$632	$693
Accruals	5	10	28
Payments	(21)	(9)	(33)
Ending balance	$648	$633	$688

    At March 31, 2010, $165 million was included in current liabilities. The recorded liabilities were not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

    Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $575 million to $765 million. However, BNSF believes that the $648 million recorded is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    The amounts recorded by BNSF for personal injury liabilities were based upon currently known facts. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding personal injury litigation in the United States, could cause the actual costs to be higher or lower than projected.

    While the final outcome of personal injury matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, the occurrence of a number of these items in the same period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

BNSF Insurance Company

    The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in third-party commercial paper, time deposits and money market accounts as well as in commercial paper issued by BNSF. At March 31, 2010, there was approximately $480 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $485 million at December 31, 2009.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

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

    Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of March 31, 2010, is approximately $13 million.

    BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 306 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009

Beginning balance	$514	$517	$546
Accruals	1	6	31
Payments	(10)	(9)	(27)
Ending balance	$505	$514	$550

At March 31, 2010, $90 million was included in current liabilities.

    BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at March 31, 2010, will be paid over the next ten years, and no individual site is considered to be material.

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

    Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $355 million to $815 million. However, BNSF believes that the $505 million recorded at March 31, 2010, is the best estimate of the Company’s future obligation for environmental costs.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

  Other Claims and Litigation

    In addition to asbestos, other personal injury and environmental matters discussed above, BNSF and its subsidiaries are also parties to a number of other legal actions and claims, governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. Although the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

8.    Employment Benefit Plans

Components of the net cost for the periods presented below were as follows (in millions):

	Pension Benefits
	Successor	Predecessor
Net Cost	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Service cost	$4	$3	$7
Interest cost	14	12	26
Expected return on plan assets	(13)	(14)	(27)
Amortization of net loss	–	4	6
Net cost recognized	$5	$5	$12

	Retiree Health and Welfare Benefits
	Successor	Predecessor
Net Cost	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Interest cost	$2	$2	$4
Amortization of prior service credit	–	–	(1)
Net cost recognized	$2	$2	$3

9.   Comprehensive Income

    Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, a component of equity within the Consolidated Balance Sheets, rather than net income on the Consolidated Statements of Income. Under existing accounting standards, other comprehensive income may include, among other things, unrecognized gains and losses and prior service credit related to pension and other postretirement benefit plans and accounting for derivative financial instruments, which qualify for cash flow hedge accounting.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Net income	$282	$224	$293
Other comprehensive income:
Change in unrecognized prior service credit and actuarial losses, net of tax (see Note 8)	–	2	3
Change in fuel/interest hedge mark-to-market, net of tax (see Note 3)	37	(45)	85
Recognized loss on derivative instruments, net of tax (see Note 3)	–	–	27
Change in unrealized loss on securities held by equity method investees	–	2	–
Total comprehensive income	$319	$183	$408

The following table provides the components of accumulated other comprehensive income (loss) (in millions):

	Successor	Predecessor
	March 31, 2010	December 31, 2009
Unrecognized prior service credit and actuarial losses, net of tax (see Note 8)	$–	$(500)
Fuel/interest hedge mark-to-market, net of tax (see Note 3)	37	10
Accumulated other comprehensive loss of equity method investees	–	(6)
Total accumulated other comprehensive income (loss)	$37	$(496)

Item 2.    Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of Burlington Northern Santa Fe, LLC and its majority-owned subsidiaries (collectively BNSF, Registrant or Company). The principal operating subsidiary of BNSF is the BNSF Railway Company (BNSF Railway) through which BNSF derives substantially all of its revenues. The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

    Berkshire’s cost of acquiring BNSF has been pushed-down to establish a new accounting basis for BNSF. Accordingly, the accompanying interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the Predecessor period of January 1 – February 12, 2010, and a comparative analysis of the Successor period of February 13 – March 31, 2010 and the Predecessor period of the three months ended March 31, 2009.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)			Cars / Units (in thousands)
	Successor	Predecessor		Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Consumer Products	$577	$515	$1,051	502	453	976
Coal	546	442	863	310	259	627
Agricultural Products	471	417	679	143	126	227
Industrial Products	422	352	719	167	139	298
Total Freight Revenues	2,016	1,726	3,312	1,122	977	2,128
Other Revenues	57	65	112
Total Operating Revenues	$2,073	$1,791	$3,424

	Average Revenue Per Car / Unit
	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Consumer Products	$1,149	$1,137	$1,077
Coal	1,761	1,707	1,376
Agricultural Products	3,294	3,310	2,991
Industrial Products	2,527	2,532	2,413
Total Freight Revenues	$1,797	$1,767	$1,556

Fuel Surcharges

    Freight revenues include both revenue for transportation services and fuel surcharges. BNSF’s fuel surcharge program is intended to recover its incremental fuel costs when fuel prices exceed a threshold fuel price. Fuel surcharges are calculated differently depending on the type of commodity transported. In certain commodities, fuel surcharge is calculated using a fuel price from a time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ significantly.

The following table presents fuel surcharge and fuel expense information (in millions):

	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009

Total fuel expense a	$330	$329	$614
BNSF fuel surcharges	$230	$192	$318

a  Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel hedges, which do not impact the fuel surcharge program.

Predecessor Period of January 1 – February 12, 2010

Significant changes in the underlying trends affecting the Company’s revenues and expenses during the Predecessor period of January 1 – February 12, 2010, were as follows:

▪	Purchased services expenses included Merger-related legal and consulting fees. See Note 2 to the Consolidated Financial Statements for more information.

▪	Sale of a line segment in the State of Washington was completed, resulting in a gain to materials and other expenses of $74 million.

Successor Period of February 13 – March 31, 2010 vs Predecessor Period of the Three Months Ended March 31, 2009

Revenues

    Revenues for the period of February 13 – March 31, 2010, were $2,073 million, down 39 percent compared with the quarter ended March 31, 2009. The decrease in revenues is directly attributable to comparing operating results for a 47-day period to one consisting of 90 days, which primarily caused the 47-percent decrease in unit volumes.

In addition to the unfavorable impact of comparing operating results for a 47-day period to one consisting of 90 days, the change in revenues was driven by the following:

▪	Consumer Products revenues included decreased domestic intermodal and international intermodal unit volumes, partially offset by stronger automotive volumes and improved yields.

▪
Coal revenues were impacted by lower unit volumes due to customer stockpiles and soft economic conditions. First-quarter 2009 coal revenues included a $96 million loss in excess of amounts previously accrued related to an unfavorable coal rate case decision.

▪	Industrial Products revenues included increased unit volumes due to increased demand in construction products as well as improved yields.

▪	Agricultural Products were impacted by higher unit volumes due to increased international grain shipments and improved fertilizer and ethanol loadings, as well as improved yields.

▪	Increased fuel surcharges per unit, primarily due to increased fuel prices, impacted revenues in each of the business units.

Expenses

    Operating expenses for the period of February 13 – March 31, 2010, were $1,534 million, a decrease of $1,221 million, or 44 percent, from the first quarter in 2009. The majority of this decrease is due to comparing expenses for a 47-day period to one consisting of 90 days. The following changes in underlying trends also impacted the change in operating expenses:

▪
Improved performance against targets related to incentive compensation and profit sharing, which cover nearly all non-union and about one quarter of union employees, increased compensation and benefits expenses, as well as merger-related stock-based compensation adjustments, increased health and welfare expenses and wage inflation.

▪	Higher fuel prices increased fuel expenses, offset by a higher loss from closed fuel derivatives in the first quarter of 2009.

▪	New intangible asset amortization resulting from the application and amortization of acquisition method accounting increased depreciation and amortization expenses.

▪	Lower environmental expenses decreased materials and other expenses.

▪	There were no significant changes in the underlying trends for purchased services expenses and equipment rents expenses.

▪
Interest expense included increased interest related to a higher average debt balance, offset by the impact of merger-related adjustments resulting from the application of acquisition method accounting. First-quarter 2009 interest expense included a $43 million loss for the termination of hedge accounting related to certain interest rate hedges as well as a $9 million loss related to an unfavorable coal rate case decision.

▪
The effective tax rate for the period of February 13 – March 31, 2010, was 40.8 percent, compared with 37.4 percent for the three months ended March 31, 2009. The increase in the effective rate is due primarily to the enactment of the Patient Protection and Affordable Care Act in March 2010, which eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage.

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

    Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•   Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, volatility in the capital or credit markets including changes affecting the timely availability and cost of capital, changes in customer demand, and effects of adverse economic conditions affecting shippers or BNSF’s supplier base, changes in demand due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, changes in fuel prices and other key materials and disruptions in supply chains for these materials and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment;

•   Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations, and losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; the availability of adequate insurance to cover the risks associated with operations; and

•   Operating factors: changes in operating conditions and costs, operational and other difficulties in implementing positive train control technology, restrictions on development and expansion plans due to environmental concerns, constraints due to the nation’s aging infrastructure, disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II OTHER INFORMATION

Item 6.    Exhibits.

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON NORTHERN SANTA FE, LLC (Registrant)

By:	/s/ Thomas N. Hund
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Date:  May 7, 2010

S-1

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

Exhibit Index

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of sole member of Burlington Northern Santa Fe, LLC, dated April 8, 2010, amending and restating certain sections of the Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC dated as of February 12, 2010.	8-K	4/14/2010	001-11535	3.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101
The following financial information from Burlington Northern Santa Fe LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income for the periods February 13 – March 31, 2010, January 1 – February 12, 2010 and the three-months ended March 31, 2009, (ii) the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, (iii) the Consolidated Statements of Cash Flows the periods February 13 – March 31, 2010, January 1 – February 12, 2010 and the three-months ended March 31, 2009, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the periods February 13 – March 31, 2010 and January 1 – February 12, 2010  and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

Certain instruments defining the rights of the holders of long-term debt of the Company and of its subsidiaries, involving a total amount of indebtedness not in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
__________________
* Filed herewith

E-1