Form 10-Q
period 2010-09-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2010-11-05
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2010
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
100% of the membership interests of Burlington Northern Santa Fe, LLC outstanding as of November 5, 2010 are held by National Indemnity Company, an indirect, wholly owned subsidiary of Berkshire Hathaway Inc.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Revenues	$4,391	$3,595	$10,558	$1,791	$10,335

Operating expenses:
Compensation and benefits	1,019	872	2,522	442	2,564
Fuel	748	606	1,840	329	1,729
Purchased services	542	453	1,307	279	1,396
Depreciation and amortization	435	386	1,096	192	1,135
Equipment rents	195	194	484	97	591
Materials and other	191	183	423	1	553
Total operating expenses	3,130	2,694	7,672	1,340	7,968
Operating income	1,261	901	2,886	451	2,367
Interest expense	132	127	305	72	462
Other expense, net	2	1	4	2	5

Income before income taxes	1,127	773	2,577	377	1,900
Income tax expense	421	285	986	153	715
Net income	$706	$488	$1,591	$224	$1,185

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, shares in thousands)
(Unaudited)

	Successor	Predecessor
	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,125	$1,269
Accounts receivable, net	1,006	787
Materials and supplies	584	633
Current portion of deferred income taxes	278	290
Other current assets	161	277
Total current assets	4,154	3,256

Property and equipment, net of accumulated depreciation of $576 and $10,736, respectively	45,159	32,294
Goodwill	14,803	−
Intangible assets, net	1,809	−
Other assets	2,581	3,125
Total assets	$68,506	$38,675

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,796	$2,695
Long-term debt due within one year	1,001	644
Total current liabilities	3,797	3,339

Deferred income taxes	13,898	9,322
Long-term debt	11,382	9,691
Intangible liabilities, net	1,865	−
Casualty and environmental liabilities	886	899
Pension and retiree health and welfare liability	475	783
Other liabilities	854	1,843
Total liabilities	33,157	25,877
Commitments and contingencies (see Notes 3, 7 and 8)
Equity:
Additional paid-in capital	34,495	7,776
Retained earnings	841	13,941
Accumulated other comprehensive income (loss)	13	(496)

Predecessor:
Common stock, $0.01 par value, 600,000 shares authorized; 543,416 shares issued	−	5
Treasury stock, at cost, 202,677 shares	−	(8,428)
Total equity	35,349	12,798
Total liabilities and equity	$68,506	$38,675

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)
	Successor		Predecessor
	February 13 – September 30, 2010		January 1 – February 12, 2010	Nine Months Ended September 30, 2009
OPERATING ACTIVITIES
Net income	$1,591		$224	$1,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,096		192	1,135
Deferred income taxes	394		127	458
Long-term casualty and environmental liabilities, net	(67)		(2)	(31)
Contribution to defined benefit pension plan	(400)		−	−
Other, net	(119)		(78)	16
Changes in current assets and liabilities:
Accounts receivable, net	(197)		(21)	50
Change in accounts receivable sales program	−		−	(50)
Materials and supplies	45		3	2
Other current assets	46		(123)	(91)
Accounts payable and other current liabilities	565		(258)	(36)
Net cash provided by operating activities	2,954		64	2,638
INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,301)		(137)	(1,669)
Acquisition of equipment	(385)		(67)	(615)
Proceeds from sale of equipment financed	−		−	368
Construction costs for facility financing obligation	−		−	(36)
Partnership investment	(443)		−	−
Other, net	(255)		68	(167)
Net cash used for investing activities	(2,384)		(136)	(2,119)
FINANCING ACTIVITIES
Net decrease in commercial paper and bank borrowings	−		−	(100)
Proceeds from issuance of long-term debt	1,500		−	825
Payments on long-term debt	(148)		(30)	(373)
Dividends paid	(750)		(226)	(409)
Proceeds from stock options exercised	−		21	26
Purchase of BNSF common stock	−		−	(15)
Excess tax benefits from equity compensation plans	−		9	18
Proceeds from facility financing obligation	−		−	51
Other, net	(18)		−	(14)
Net cash provided by (used for) financing activities	584		(226)	9
Increase (decrease) in cash and cash equivalents	1,154		(298)	528
Cash and cash equivalents:
Beginning of period	971		1,269	633
End of period	$2,125		$971	$1,161
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$387		$97	$463
Income taxes paid, net of refunds	$562	$	−	$170
Non-cash asset financing	$29		$8	$464

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Shares in thousands, dollars in millions, except per share data)
(Unaudited)

Predecessor	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2009	543,416	(202,677)	$7,781	$13,941	$(8,428)	$(496)	$12,798
Common stock dividends, $0.26 per share			–	(89)	–	–	(89)
Restricted stock and stock options expense			8	–	–	–	8
Restricted stock activity	4	–	–	–	–	–	–
Exercise of stock options and related tax benefit of $10	544	(1)	31	–	–	–	31
Purchase of BNSF common stock	–	(1)	–	–	–	–	–
Comprehensive income:
Net income			–	224	–	–	224
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $1			–	–	–	2	2
Change in fuel/interest hedge mark-to-market, net of tax benefit of $28			–	–	–	(45)	(45)
Change in other comprehensive income of equity method investees			–	–	–	2	2
Total comprehensive income							183
Balance at February 12, 2010	543,964	(202,679)	$7,820	$14,076	$(8,428)	$(537)	$12,931

Successor	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Net contribution from Berkshire Hathaway Inc.	$34,495	$–	$–	$34,495
Dividend paid to Parent	–	(750)	–	(750)
Comprehensive income:
Net income	–	1,591	–	1,591
Change in fuel hedge mark-to-market, net of tax expense of $8	–	–	14	14
Change in other comprehensive income of equity method investees	–	–	(1)	(1)
Total comprehensive income				1,604
Balance at September 30, 2010	$34,495	$841	$13	$35,349

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of September 30, 2010 (Successor), and the results of operations for the three months ended September 30, 2010 (Successor) and 2009 (Predecessor), the periods February 13 – September 30, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the nine months ended September 30, 2009 (Predecessor).

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

    Goodwill is tested for impairment annually or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. The impairment test encompasses calculating a fair value of the assets and comparing the fair value to its carrying value. The goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. See Note 5 to the Consolidated Financial Statements for further information related to goodwill.

Rail Grinding Costs

    Upon the Merger discussed in Note 2, BNSF adopted the direct expense method of accounting for rail grinding costs, under which the Company expenses rail grinding costs as incurred.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

Adoption of New Accounting Pronouncement

    In June 2009, the FASB amended authoritative accounting guidance related to transfers of financial assets which updated existing guidance. The amended authoritative accounting guidance limits the circumstances in which financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The amended authoritative accounting guidance also eliminated the concept of a qualifying special-purpose entity (QSPE), which requires companies to evaluate former QSPEs for consolidation.

    In June 2009, the FASB amended authoritative accounting guidance related to the consolidation of variable interest entities (VIEs). The amended authoritative accounting guidance updated existing guidance used to determine whether or not a company is required to consolidate a VIE and requires enhanced disclosures. The amended authoritative accounting guidance also eliminated quantitative-based assessments and requires companies to perform ongoing qualitative assessments to determine whether or not the VIE should be consolidated.

    The Company prospectively adopted the amended authoritative accounting guidance on January 1, 2010. See Note 4, Note 6 and Note 7 to the Consolidated Financial Statements for information related to the impact of the amended authoritative accounting guidance.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    The Merger was accounted for using the acquisition method under Accounting Standards Codification (ASC) Topic 805, Business Combinations. Under the acquisition method, the purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. None of the goodwill recorded in connection with the Merger will be deductible for income tax purposes. The purchase price allocation at September 30, 2010, is substantially complete; however, additional analysis primarily related to the value of property and equipment and intangibles, and any associated tax impacts could result in a change in the total amount of goodwill. The purchase price allocation is summarized in the following tables (in millions):

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

Liabilities acquired included contingencies related to casualty and environmental liabilities in the amount of $1,178 million. Casualty liabilities were measured at fair value, and environmental liabilities were measured in accordance with ASC Topic 450, Contingencies. See Note 8 to the Consolidated Financial Statements for further information related to casualty and environmental liabilities.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    The following unaudited pro forma financial data summarizes BNSF’s results of operations as if the Merger had occurred as of January 1, 2009 (in millions):

	Nine Months Ended September 30,
	2010	2009
Revenues	$12,382	$10,541
Net income	$1,905	$1,356

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

    BNSF monitors its derivative instrument positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A or higher as of September 30, 2010. The maximum amount of loss the Company could incur from credit risk based on the gross fair value of derivative instruments in asset positions as of September 30, 2010 and December 31, 2009, was $49 million and $104 million, respectively. Other than as disclosed under the heading “Fuel; Total Fuel-Derivative Activities,” the Company’s derivative agreements do not include provisions requiring collateral. Certain of the Company’s derivative instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. As such, the Company’s net asset exposure to counterparty credit risk was $46 million and $90 million as of September 30, 2010 and December 31, 2009, respectively.

    Additional disclosure related to derivative instruments is included in Note 11 to the Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

The amounts recorded in the Consolidated Balance Sheets for derivative transactions were as follows, presented net of any master netting arrangements (in millions):

	Successor	Predecessor
	September 30, 2010	December 31, 2009
Short-term derivative asset	$28	$34
Long-term derivative asset	17	57
Short-term derivative liability	(19)	(25)
Long-term derivative liability	(3)	(12)
Total derivatives	$23	$54

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions):

Fair Value of Derivative Instruments
Asset Derivatives
	Successor	Predecessor
	September 30, 2010	December 31, 2009		Balance Sheet Location

Asset derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$27		$20	Other current assets
Interest rate contracts	2		14	Other current assets
Fuel contracts	17		40	Other assets
Interest rate contracts	−		17	Other assets
Fuel contracts	−		10	Accounts payable and other current liabilities
Fuel contracts	−		3	Other liabilities
Total asset derivatives designated as hedging instruments under ASC 815-20	$46		$104

Asset derivatives not designated as hedging instruments under ASC 815-20
Fuel contracts	$1	$	−	Other current assets
Fuel contracts	1		−	Accounts payable and other current liabilities
Fuel contracts	1		−	Other liabilities
Total asset derivatives not designated as hedging instruments under ASC 815-20	$3	$	−

Total asset derivatives	$49		$104

Liability Derivatives
	Successor	Predecessor
	September 30, 2010	December 31, 2009	Balance Sheet Location

Liability derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$2	$ −	Other current assets
Fuel contracts	20	35	Accounts payable and other current liabilities
Fuel contracts	4	15	Other liabilities
Total liability derivatives designated as hedging instruments under ASC 815-20	$26	$50

Total liability derivatives	$26	$50

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

The Effects of Derivative Instruments Gains and Losses for the Three Month Periods Ended September 30, 2010 and 2009

Derivatives in ASC 815-20 Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Successor	Predecessor
	2010	2009
Fuel Contracts	$26	$(20)
Interest Rate Contracts	−	1
Total derivatives	$26	$(19)

			Amount of Gain or (Loss) Recognized from AOCI into Income (Effective Portion)
	Location of Gain or (Loss) Recognized		Successor	Predecessor
	from AOCI into Income		2010	2009
Fuel Contracts	Fuel expense	$	−	$(38)
Interest Rate Contracts	Interest expense		−	(1)
Total derivatives		$	−	$(39)

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
	Location of Gain or (Loss) Recognized	Successor	Predecessor
	in Income on Derivatives	2010	2009
Fuel Contracts	Fuel expense	$11	$3
Total derivatives		$11	$3

a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Derivatives Not Designated as Hedging Instruments under ASC 815-20

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized	Successor		Predecessor
	in Income on Derivatives	2010		2009
Fuel Contracts	Fuel expense	$5	$	−
Total derivatives		$5	$	−

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

The Effects of Derivative Instruments Gains and Losses for the Periods
February 13 – September 30, 2010 (Successor), January 1 – February 12, 2010 (Predecessor)
and the Nine Months Ended September 30, 2009 (Predecessor)

Derivatives in ASC 815-20 Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Fuel Contracts	$36	$(79)	$152
Interest Rate Contracts	−	−	66
Total derivatives	$36	$(79)	$218

		Amount of Gain or (Loss) Recognized from AOCI into Income (Effective Portion)
		Successor	Predecessor
	Location of Gain or (Loss) Recognized from AOCI into Income	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Fuel Contracts	Fuel expense	$14	$(6)	$(204)
Interest Rate Contracts	Interest expense	−	−	(1)
Total derivatives		$14	$(6)	$(205)

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
		Successor	Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Fuel Contracts	Fuel expense	$12	$(7)	$19
Total derivatives		$12	$(7)	$19

a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Derivatives Not Designated as Hedging Instruments under ASC 815-20

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Successor		Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	February 13 – September 30, 2010		January 1 – February 12, 2010		Nine Months Ended September 30, 2009
Fuel Contracts	Fuel expense	$6	$	−	$	−
Interest Rate Contracts	Interest expense	−		−		(32)
Total derivatives		$6	$	−		$(32)

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    As of September 30, 2010, the Company estimates that within the next twelve months approximately $16 million in pre-tax hedge instrument gains will be reclassified from accumulated other comprehensive income into earnings.

Fuel

    Fuel costs represented 24 percent, 25 percent and 22 percent of total operating expenses during the periods February 13 – September 30, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the nine months ended September 30, 2009 (Predecessor), respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into derivatives to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel derivatives include the use of derivatives that are accounted for as cash flow hedges. The derivatives are intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-derivative instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices.

Total Fuel-Derivative Activities

    As of September 30, 2010, BNSF’s total fuel-derivative positions for the remainder of 2010, 2011, and 2012, of which the majority are designated as cash flow hedges, covered approximately 22 percent, 18 percent and 3 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Derivative positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. As of September 30, 2010, and December 31, 2009, BNSF had entered into fuel-derivative agreements covering approximately 359 million gallons and 561 million gallons, respectively.

    Certain of the Company’s fuel-derivative instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). The aggregate fair value of all open fuel-derivative instruments under these provisions was in a net liability position on September 30, 2010 and December 31, 2009, of $10 million and $18 million, respectively, which was below the collateral threshold. As such, there was no posted collateral outstanding at September 30, 2010 or December 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

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

The gain or loss on the fair value hedges as well as the offsetting loss or gain on the hedged items (fixed-rate debt) attributable to the hedged risk are recorded in current earnings. The Company includes the gain or loss on the fixed-rate debt in the same line item (interest expense) as the offsetting loss or gain on the related interest rate swaps as follows (in millions):

	Gain (Loss) on Interest Rate Swaps		Gain (Loss) on Fixed-rate Debt
Income	Three Months Ended September 30,		Three Months Ended September 30,
Statement	Successor	Predecessor	Successor	Predecessor
Classification	2010	2009	2010	2009
Interest expense	$(3)	$9	$3	$(9)

	Gain (Loss) on Interest Rate Swaps			Gain (Loss) on Fixed-rate Debt
	Successor	Predecessor		Successor	Predecessor
Income Statement Classification	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Interest expense	$16	$6	$(32)	$(15)	$(6)	$32

    In July 2010, BNSF unwound four interest rate swaps having an aggregate notional amount of $400 million. The swaps were originally entered into in March 2008 to convert the fixed rate of 5.75 percent on $400 million of 10-year notes, due 2018, into a variable interest rate. As a result of the transaction, BNSF recognized a gain of $45 million, which will be amortized as a reduction of interest expense over the remaining term of these notes.

    As of September 30, 2010, BNSF had entered into five separate swaps with an aggregate notional amount of $250 million in conjunction with notes due in 2010.

    As of December 31, 2009, BNSF had entered into nine separate swaps with an aggregate notional amount of $650 million, in conjunction with notes due in 2010 and 2018.

    In accordance with the interest rate swaps, BNSF pays an average floating rate, which fluctuates quarterly, based on LIBOR. As of September 30, 2010, the average fixed rate BNSF is to receive was 7.13 percent.

Cash Flow Interest Rate Hedges

As of September 30, 2010, and December 31, 2009, the Company had no outstanding cash flow hedges.

    AOCI included $8 million of unrecognized gains on closed hedges as of December 31, 2009, which was being amortized to interest expense over the life of the corresponding issued debt. The unrecognized gain on closed hedges in AOCI was eliminated in the application of acquisition method accounting due to the Merger.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

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

    BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at September 30, 2010, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities. In November 2009, BNSF Railway extended the commitment termination date of the two 364-day facilities to November 2010. The two 3-year facilities were entered into in November 2007 and have a commitment termination date in November 2010. Each of the financial institutions providing credit for the facilities is rated Aa3/A+ or higher. The amount of undivided interests in the accounts receivable sold by BNSF Railway to investors fluctuates based on borrowing needs and upon the availability of receivables and is directly affected by changing business volumes and credit risks, which may, from time to time, reduce the effective capacity of the program to less than the $700 million. Additionally, if the combined dilution and delinquency percentages exceed an established threshold, there would be an impact on the amount of undivided interest that BNSF Railway could sell. At September 30, 2010, the effective capacity under the A/R sales program was $700 million.

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

    As of September 30, 2010 and December 31, 2009, there were no outstanding undivided interests held by investors under the A/R sales program; thus, no asset or related liability was recorded in the Company’s Consolidated Balance Sheets. For the nine months ended September 30, 2009, $50 million of cash flows related to the A/R sales program was classified as Operating Activities in the Consolidated Statement of Cash Flows. Upon adoption of the aforementioned guidance on January 1, 2010, any prospective activity will be classified as Financing Activities in the Consolidated Statements of Cash Flows. For the quarter ended September 30, 2010, there was no cash flow activity related to the A/R sales program.

    BNSF Railway does not provide financial support to the master trust that it was not previously contractually obligated to provide.

    At September 30, 2010 and December 31, 2009, $19 million and $21 million, respectively, of accounts receivable were greater than 90 days old.

    BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At September 30, 2010, and December 31, 2009, $23 million and $31 million, respectively, of such allowances had been recorded.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

5.   Goodwill and Other Intangible Assets and Liabilities

    During the periods February 13 – September 30, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and nine months ending September 30, 2009 (Predecessor), no impairment losses related to goodwill were incurred. As of September 30, 2010 and December 31, 2009, there were no accumulated impairment losses related to goodwill.

    The changes in the carrying amount of goodwill were as follows (in millions):

	Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010		Nine Months Ended September 30, 2009
Beginning balance	$ −	$	−	$	−
Additions	14,803		−		−
Ending balance	$14,803	$	−	$	−

Amortized intangible assets and liabilities were as follows (in millions):

	Successor		Predecessor
	As of September 30, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount		Accumulated Amortization

Amortized intangible assets	$2,013	$204	$	−	$	−
Amortized intangible liabilities	$2,056	$191	$	−	$	−

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

    Amortization of intangible assets and liabilities was as follows (in millions):

	Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010		Nine Months Ended September 30, 2009
Amortization of intangible assets	$204	$	−	$	−
Amortization of intangible liabilities	$191	$	−	$	−

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    Future amortization of intangible assets and liabilities is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2010	$77	$75
2011	$307	$293
2012	$307	$282
2013	$307	$252
2014	$307	$179

6.	Other Assets

    In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a VIE, with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of September 30, 2010, the assets of the unconsolidated Partnership totaled approximately $740 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

    The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees including an annual minimum return guarantee. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of September 30, 2010 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$577	$148	$577

    Of the remaining commitments, $130 million is due at the end of 2012 and $18 million is due at the end of 2013.

7.	Debt

Revolving Credit Facility and Commercial Paper

    As of September 30, 2010, the Company had borrowing capacity of up to $1.2 billion under its long-term revolving bank credit facility, which expires in September 2012. Senior unsecured debt ratings for BNSF were Baa1/BBB at December 31, 2009, and A3/BBB+ at September 30, 2010. Annual facility fees are currently 0.07 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings; (ii) money market rates offered at the option of the lenders; or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving bank credit facility. At September 30, 2010, the Company was in compliance with these covenants.

    At September 30, 2010, there were no bank borrowings against the revolving credit facility.

    BNSF issues commercial paper from time to time. Outstanding commercial paper reduces the amount of borrowing capacity available under the revolving bank credit facility. The classification of commercial paper is determined by the Company’s ability and intent to use long-term or short-term funding sources to settle the obligations at maturity.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    There was no commercial paper outstanding at September 30, 2010 or December 31, 2009; therefore, the total borrowing capacity available under the revolving bank credit facility was $1.2 billion.

Notes and Debentures

    In September 2010, BNSF issued $250 million of 3.60 percent debentures due September 1, 2020 and $500 million of 5.05 percent debentures due March 1, 2041. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures and repayment of outstanding indebtedness.

    In May 2010, BNSF issued $750 million of 5.75 percent debentures due May 1, 2040. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures and repayment of outstanding indebtedness and commercial paper.

    In both May and August of 2010, the Board of Managers (the Board) of the Company authorized an additional $750 million of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC). At September 30, 2010, $750 million remained authorized by the Board to be issued through the SEC debt shelf registration process.

Capital Leases

    During the periods February 13 – September 30, 2010 (Successor), and January 1 – February 12, 2010 (Predecessor), BNSF entered into capital leases totaling $29 million and $8 million, respectively to finance maintenance of way and other vehicles/equipment with lease terms of five to seven years.

Fair Value of Debt Instruments

    At September 30, 2010, and December 31, 2009, the fair value of BNSF’s debt, excluding capital leases, interest rate hedges and unamortized gains on interest rate swaps, was $11,597 million and $9,416 million, respectively, while the book value was $10,783 million and $8,746 million, respectively. The fair value of BNSF’s debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities.

Guarantees

    As of September 30, 2010, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

    Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2010, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amounta	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$2	b
Chevron Phillips Chemical Company, LP	0.0%	N/Ad	N/Ad	N/Ad	7	$11	c
All other	0.0%	$2	$2	$–	Various	$–
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

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

All Other

As of September 30, 2010, BNSF guaranteed $2 million of other debt and leases. These guarantees expire between 2011 and 2013.

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

Variable Interest Entities - Leases

    As discussed in Note 1 to the Consolidated Financial Statements, on January 1, 2010, the Company prospectively adopted authoritative accounting guidance which amended accounting guidance related to VIEs.

    BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $5 billion as of September 30, 2010.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    BNSF Railway maintains and operates the equipment based on contractual obligations within the lease arrangements, which set specific guidelines consistent within the industry. As such, BNSF Railway has no control over activities that could materially impact the fair value of the leased equipment. BNSF Railway does not hold the power to direct the activities of the VIEs and therefore does not control the ongoing activities that have a significant impact on the economic performance of the VIEs. Additionally, BNSF Railway does not have the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. Depending on market conditions, the fixed-price purchase options could potentially provide benefit to the Company; however, any benefits potentially received from a fixed-price purchase option are expected to be minimal. Based on these factors, BNSF Railway is not the primary beneficiary of the VIEs. As BNSF Railway is not the primary beneficiary and the VIE leases are classified as operating leases, there are no assets or liabilities related to the VIEs recorded in the Company's Consolidated Balance Sheet.

8.     Commitments and Contingencies

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

    During the third quarters of 2010 and 2009, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In the third quarters of 2010 and 2009, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2011.

    Throughout the year, BNSF monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

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

The following tables summarize the activity in the Company’s accrued obligations for personal injury matters (in millions):

	Three Months Ended September 30,
	Successor	Predecessor
	2010	2009
Beginning balance	$626	$680
Accruals	4	22
Payments	(23)	(31)
Ending balance	$607	$671

	Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Beginning balance	$664	$632	$693
Accruals	18	10	76
Payments	(75)	(9)	(98)
Ending balance	$607	$633	$671

    At September 30, 2010, $135 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

    Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $545 million to $715 million. However, BNSF believes that the $607 million recorded is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

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

BNSF Insurance Company

    The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in commercial paper, time deposits and money market accounts. At September 30, 2010, there was approximately $493 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $485 million at December 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

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

    During the third quarters of 2010 and 2009, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2010 and 2009, management recorded additional expense of approximately $73 million and $25 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2011.

    Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of September 30, 2010, is approximately $10 million.

    BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 288 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,
	Successor	Predecessor
	2010	2009
Beginning balance	$493	$529
Accruals	37	32
Payments	(26)	(24)
Ending balance	$504	$537

	Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Beginning balance	$514	$517	$546
Accruals	43	6	60
Payments	(53)	(9)	(69)
Ending balance	$504	$514	$537

At September 30, 2010, $90 million was included in current liabilities.

In 2008, the Company completed an analysis of its Montana sites to determine its legal exposure related to the potential effect of a Montana Supreme Court decision. The decision, which did not involve BNSF, held that restoration damages (damages equating to clean-up costs which are intended to return property to its original condition) may be awarded under certain circumstances even where such damages may exceed the property’s actual value. The legal situation in Montana, the increase in the number of claims against BNSF and others resulting from this decision, and the completion of the analysis caused BNSF to record additional pre-tax environmental expenses of $175 million for environmental liabilities primarily related to the effect of the aforementioned Montana Supreme Court decision on certain of BNSF’s Montana sites. In the third quarter of 2010, additional test results and negotiations with various parties at certain sites resulted in a reduction in expense of approximately $40 million.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at September 30, 2010, will be paid over the next ten years, and no individual site is considered to be material.

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

    Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $375 million to $800 million. However, BNSF believes that the $504 million recorded at September 30, 2010, is the best estimate of the Company’s future obligation for environmental costs.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

9.    Employment Benefit Plans

    Components of the net cost for the periods presented below were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,
	Successor	Predecessor
Net Cost	2010	2009
Service cost	$8	$7
Interest cost	27	25
Expected return on plan assets	(34)	(27)
Amortization of net loss	–	7
Net cost recognized	$1	$12

	Pension Benefits
	Successor	Predecessor
Net Cost	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Service cost	$20	$3	$21
Interest cost	68	12	76
Expected return on plan assets	(74)	(14)	(80)
Amortization of net loss	–	4	19
Net cost recognized	$14	$5	$36

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,
	Successor	Predecessor
Net Cost	2010	2009
Service cost	$–	$1
Interest cost	4	4
Amortization of prior service credit	–	(1)
Net cost recognized	$4	$4

	Retiree Health and Welfare Benefits
	Successor	Predecessor
Net Cost	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Service cost	$1	$–	$2
Interest cost	9	2	11
Amortization of net loss	–	–	1
Amortization of prior service credit	–	–	(4)
Net cost recognized	$10	$2	$10

    In the second quarter of 2010, the Company made a voluntary contribution of $400 million to BNSF’s qualified pension plan. The Company is not required to make any additional contributions to BNSF’s qualified pension plan in 2010.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

10.    Related Party Transactions

    The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the period February 13 – September 30, 2010, the Company declared and paid dividends of $750 million to its parent company. For the period February 13 – September 30, 2010, the Company made cash payments of $502 million for income taxes to Berkshire.

11.   Comprehensive Income

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

The following tables provide reconciliations of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended September 30,
	Successor	Predecessor
	2010	2009
Net income	$706	$488
Other comprehensive income:
Change in unrecognized prior service credit and actuarial losses, net of tax (see Note 9)	–	3
Change in fuel/interest hedge mark-to-market, net of tax (see Note 3)	17	9
Change in other comprehensive income of equity method investees	(1)	1
Total comprehensive income	$722	$501

	Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Net income	$1,591	$224	$1,185
Other comprehensive income:
Change in unrecognized prior service credit and actuarial losses, net of tax (see Note 9)	–	2	9
Change in fuel/interest hedge mark-to-market, net of tax (see Note 3)	14	(45)	249
Recognized loss on derivative instruments, net of tax (see Note 3)	–	–	27
Change in other comprehensive income of equity method investees	(1)	2	1
Total comprehensive income	$1,604	$183	$1,471

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

The following table provides the components of accumulated other comprehensive income (in millions):

	Successor	Predecessor
	September 30, 2010	December 31, 2009
Unrecognized prior service credit and actuarial losses, net of tax (see Note 9)	$–	$(500)
Fuel/interest hedge mark-to-market, net of tax (see Note 3)	14	10
Accumulated other comprehensive loss of equity method investees	(1)	(6)
Total accumulated other comprehensive income (loss)	$13	$(496)

Item 2.    Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of Burlington Northern Santa Fe, LLC and its majority-owned subsidiaries (collectively BNSF, Registrant or the Company). The principal operating subsidiary of BNSF is BNSF Railway Company (BNSF Railway) through which BNSF derives substantially all of its revenues. The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

    Berkshire’s cost of acquiring BNSF has been pushed-down to establish a new accounting basis for BNSF. Accordingly, the accompanying interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the Predecessor period of January 1 – February 12, 2010, and a comparative analysis of the Successor period of February 13 – September 30, 2010 and the Predecessor period of the nine months ended September 30, 2009.

Results of Operations

Revenues Summary

    The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)			Cars / Units (in thousands)
	Successor	Predecessor		Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Consumer Products	$3,159	$515	$3,176	2,713	453	2,912
Coal	2,734	442	2,678	1,522	259	1,820
Industrial Products	2,230	352	2,152	908	139	888
Agricultural Products	2,115	417	2,012	651	126	686
Total Freight Revenues	10,238	1,726	10,018	5,794	977	6,306
Other Revenues	320	65	317
Total Operating Revenues	$10,558	$1,791	$10,335

	Average Revenue Per Car / Unit
	Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Consumer Products	$1,164	$1,137	$1,091
Coal	1,796	1,707	1,471
Industrial Products	2,456	2,532	2,423
Agricultural Products	3,249	3,310	2,933
Total Freight Revenues	$1,767	$1,767	$1,589

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

    The following table presents fuel surcharge and fuel expense information (in millions):

	Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009

Total fuel expense a	$1,840	$329	$1,729
BNSF fuel surcharges	$1,230	$192	$859

a  Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel derivatives, which do not impact the fuel surcharge program.

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

Successor Period of February 13 – September 30, 2010 vs Predecessor Period of the Nine Months Ended September 30, 2009

Revenues

    Revenues for the period of February 13 – September 30, 2010, were $10,558 million, up 2 percent compared with the nine months ended September 30, 2009. The increase in revenues is partially offset due to comparing operating results for a 230-day period to one consisting of 273 days, which primarily caused the 8-percent decrease in unit volumes. The following changes in underlying trends, based on a comparable number of days, also impacted the change in revenues:

▪	Consumer Products revenues included improvements in international intermodal, domestic intermodal and automotive unit volumes, as well as improved yields.

▪
Coal revenues reflected improved yields on flat volumes. The first nine months of 2009 included a $66 million loss in excess of amounts previously accrued related to an unfavorable coal rate case decision during the first quarter of 2009, partially offset by a $22 million favorable coal rate case decision.

▪	Industrial Products revenues included increased unit volumes primarily due to increased demand in construction products.

▪	Agricultural Products revenues reflected higher unit volumes due to increased grain shipments and improved fertilizer and ethanol loadings, as well as improved yields.

▪	Increased fuel surcharges per unit, primarily due to increased fuel prices, impacted revenue in each of the business units.

Expenses

    Operating expenses for the period of February 13 – September 30, 2010, were $7,672 million, a decrease of $296 million, or 4 percent, from the first nine months in 2009. The majority of this decrease is due to comparing expenses for a 230-day period to one consisting of 273 days. The following changes in underlying trends, based on a comparable number of days, also impacted the change in operating expenses:

▪
Increased unit volumes, wage inflation, higher health and welfare expenses, merger-related stock-based compensation adjustments and improved performance against targets related to incentive compensation and profit sharing, which cover all non-union and about one quarter of union employees, all contributed to increased compensation and benefits expenses.

▪	Higher fuel prices increased fuel expenses, partially offset by a higher loss from closed fuel derivatives in the first nine months of 2009.

▪	New intangible asset amortization resulting from the application and amortization of acquisition method accounting increased depreciation and amortization expenses.

▪	Higher purchased transportation for BNSF Logistics, which is a wholly-owned, third-party logistics company, and other volume-related costs increased purchased services expenses.

▪	Lower personal injury costs decreased materials and other expenses.

▪	There were no significant changes in the underlying trends for equipment rents expenses.

▪
Interest expense included increased interest related to a higher average debt balance, offset by the impact of merger-related adjustments resulting from the application of acquisition method accounting. During the first nine months of 2009, interest expense included a net $32 million loss for the termination of hedge accounting related to certain interest rate hedges as well as an additional $8 million of expense related to an unfavorable coal rate case decision. Favorable tax settlements also impacted interest expense for the first nine months of 2009.

▪
The effective tax rate for the period of February 13 – September 30, 2010, was 38.3 percent, compared with 37.6 percent for the nine months ended September 30, 2009. The increase in the effective rate is due primarily to the enactment of the Patient Protection and Affordable Care Act in March 2010, which eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage.

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

    Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•   Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability and cost of capital; changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF’s supplier base, and effects due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, changes in fuel prices and other key materials and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment;

•   Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services; the ultimate outcome of shipper and rate claims subject to adjudication or claims; investigations or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations; losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases; the release of hazardous materials, environmental contamination and damage to property; regulation, restrictions or caps, or other controls of diesel emissions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations; and

•   Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs; restrictions on development and expansion plans due to environmental concerns; constraints due to the nation’s aging infrastructure; disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s or other railroads’ operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Item 4.    Controls and Procedures.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF’s principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF's principal executive officer and principal financial officer have concluded that there have been no changes in BNSF's internal control over financial reporting that occurred during BNSF’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF's internal control over financial reporting.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.    Legal Proceedings.

Reference is made to the Form 10-K for the year ended December 31, 2009, of the Company’s predecessor, Burlington Northern Santa Fe Corporation, with respect to the putative class action lawsuits brought by alleged Burlington Northern Santa Fe Corporation stockholders challenging the merger of Burlington Northern Santa Fe Corporation with and into a subsidiary of Berkshire Hathaway Inc. (which subsidiary is now named Burlington Northern Santa Fe, LLC). The settlement approval hearing on the litigation and class action was held October 28, 2010 in the Delaware Chancery Court. The settlement of the litigation was approved and judgment was entered releasing all claims against Burlington Northern Santa Fe Corporation and its former directors. The Delaware Chancery Court awarded fees in the amount of $450,000 which the court made clear was sufficient for all plaintiffs' lawyers in both Delaware and Texas. However, notwithstanding language to that effect in the Delaware Chancery Court’s order, the lawyers for the plaintiffs in the Texas litigation on this matter have moved for an award of fees in the Federal District Court in Tarrant County, Texas in excess of $1.2 million. The Texas District Court has yet to take action on this fee petition.

Item 6.    Exhibits.

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON NORTHERN SANTA FE, LLC (Registrant)

By:	/s/ Thomas N. Hund
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Date: November 5, 2010

 S-1

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

Exhibit Index

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of sole member of Burlington Northern Santa Fe, LLC, dated April 8, 2010, amending and restating certain sections of the Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC dated as of February 12, 2010.	8-K	4/14/2010	001-11535	3.2

4.1	Seventh Supplemental Indenture, dated as of September 10, 2010, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/10/2010	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF’s 3.60% Debentures due September 1, 2020 and 5.05% Debentures due March 1, 2041.	8-K	9/10/2010	001-11535	4.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101
The following financial information from Burlington Northern Santa Fe, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income for the three-months ended September 30, 2010 and 2009 and the periods February 13 – September 30, 2010, January 1 – February 12, 2010 and the nine-months ended September 30, 2009, (ii) the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (iii) the Consolidated Statements of Cash Flows the periods February 13 – September 30, 2010, January 1 – February 12, 2010 and the nine-months ended September 30, 2009, (iv) the Consolidated Statements of Changes in Equity for the periods February 13 – September 30, 2010 and January 1 – February 12, 2010 and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.*

Certain instruments defining the rights of the holders of long-term debt of the Company and of its subsidiaries, involving a total amount of indebtedness not in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
__________________
* Filed herewith

E-1