Form 10-K
period 2010-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2011-02-28
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER: 1-11535

Exact name of registrant as specified in its charter Burlington Northern Santa Fe, LLC
State of Organization Delaware	I.R.S. Employer Identification No. 27-1754839
Address of principal executive offices, including zip code 2650 Lou Menk Drive, Fort Worth, Texas 76131-2830 Registrant’s telephone number, including area code (800) 795-2673
Securities registered pursuant to Section 12(b) of the Act:
Title of each class None	Name of each exchange on which registered None
Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Membership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [x] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [x]

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
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes [ ] No [x]

Burlington Northern Santa Fe, LLC is an indirect, wholly owned subsidiary of Berkshire Hathaway Inc.; as a result, there is no market data with respect to registrant’s membership interests.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
100% of the membership interests of Burlington Northern Santa Fe, LLC outstanding as of February 28, 2011 is held by National Indemnity Company, an indirect, wholly owned subsidiary of Berkshire Hathaway Inc.

DOCUMENTS INCORPORATED BY REFERENCE
None

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

i

ii

Part I

Item 1. Business

Burlington Northern Santa Fe Corporation was incorporated in the State of Delaware on December 16, 1994. On February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger (the Merger) of Burlington Northern Santa Fe Corporation with and into R Acquisition Company, LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Berkshire (Merger Sub), with Merger Sub continuing as the surviving entity. In connection with the Merger, Merger Sub changed its name to “Burlington Northern Santa Fe, LLC” and remains an indirect, wholly-owned subsidiary of Berkshire. Further information about the Merger is incorporated by reference from Note 1 and Note 3 to the Consolidated Financial Statements.

References herein to “BNSF,” “Registrant” or “Company,” with respect to matters occurring prior to completion of the Merger, are references to Burlington Northern Santa Fe Corporation. References herein to “BNSF,” “Registrant” or “Company,” with respect to matters occurring after completion of the Merger, are references to Burlington Northern Santa Fe, LLC.

BNSF is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. At December 31, 2010, BNSF and its subsidiaries had approximately 38,000 employees. The rail operations of BNSF Railway Company (BNSF Railway), the principal operating subsidiary, comprise one of the largest railroad systems in North America.

BNSF’s internet address is www.bnsf.com. Through this internet Web site (under the “About BNSF/Financial Information” link), BNSF makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as all amendments to these reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the SEC). BNSF makes available on its Web site other previously filed SEC reports, registration statements and exhibits via a link to the SEC’s Web site at www.sec.gov. The Code of Conduct for officers and salaried employees is also made available on the Company’s Web site.

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
The Company is subject to a significant amount of governmental laws and regulation with respect to its rates and practices, taxes, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative and/or regulatory framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. Federal legislation enacted in 2008 mandates the implementation of positive train control technology by December 31, 2015, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation hazardous materials are transported. This type of technology is new and deploying it across BNSF Railway’s system and other railroads may pose significant operating and implementation risks and will require significant capital expenditures.

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
Challenging economic conditions may not only affect revenues due to reduced demand for many goods and commodities, but could result in payment delays, increased credit risk and possible bankruptcies of customers. Railroads are capital-intensive and may need to finance a portion of the building and maintenance of infrastructure as well as locomotives and other rail equipment. Economic slowdowns and related credit market disruptions may adversely affect the Company’s cost structure, its timely access to capital to meet financing needs and costs of its financings. The Company could also face increased counterparty risk for its cash investments, its derivative arrangements and access to its credit facility. Adverse economic conditions could also affect the Company’s costs for insurance or its ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. Declines in the securities and credit markets could also affect the Company’s pension fund and railroad retirement tax rates, which in turn could increase funding requirements.

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
Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, rising global demand and international political and economic factors. A significant reduction in fuel availability could impact the Company’s ability to provide transportation services at current levels, increase fuel costs and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition or liquidity. If the price of fuel increases substantially, the Company expects to be able to offset a significant portion of these higher fuel costs through its fuel surcharge program. However, to the extent that the Company is unable to maintain, expand and ultimately collect under its existing fuel surcharge program, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition or liquidity.

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

The Company is subject to various claims and lawsuits, and increases in the amount or severity of these claims and lawsuits could adversely affect the Company’s operating results, financial condition and liquidity.
As part of its railroad operations, the Company is exposed to various claims and litigation related to commercial disputes, personal injury, property damage, environmental liability and other matters. Personal injury claims by BNSF Railway employees are subject to the Federal Employees’ Liability Act (FELA), rather than state workers’ compensation laws. The Company believes that the FELA system, which includes unscheduled awards and a reliance on the jury system, can contribute to increased expenses. Other proceedings include claims by third parties for punitive as well as compensatory damages, and a few proceedings purport to be class actions. Developments in legislative and judicial standards, material changes to litigation trends, or a catastrophic rail accident or series of accidents involving any or all of property damage, personal injury, and environmental liability could have a material adverse effect on the Company’s operating results, financial condition and liquidity.

Most of the Company’s employees are represented by unions, and failure to negotiate reasonable collective bargaining agreements may result in strikes, work stoppages or substantially higher ongoing labor costs.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America with approximately 32,000 route miles of track, excluding multiple main tracks, yard tracks and sidings, approximately 23,000 miles of which are owned route miles, including easements, in 28 states and two Canadian provinces as of December 31, 2010. Approximately 9,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks.

As of December 31, 2010, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 10,000 route miles operated under trackage rights.

Property and Facilities
BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 31 major international hubs located across the system.

As of December 31, 2010, BNSF Railway owned or held under non-cancelable leases exceeding one year approximately 6,700 locomotives, 76,800 freight cars, and 7,700 chassis and containers, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF incurs significant costs in repairing and maintaining the properties described above. In 2010, BNSF recorded approximately $2 billion in repairs and maintenance expense in the Consolidated Statements of Income.

Business Mix
In serving the Midwest, Pacific Northwest, Western, Southwestern and Southeastern regions and ports of the country, BNSF transports, through one operating transportation services segment, a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Over half of the freight revenues of the Company are covered by contractual agreements of varying durations,while the balance is subject to common carrier, published prices or quotations offered by the Company. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. The following map illustrates the Company’s primary routes, including trackage rights, which allow BNSF to access major cities and ports in the western and southern United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF has also entered into marketing agreements with other rail carriers, expanding the marketing reach for each railroad and their customers.

BNSF Lines and Trackage Rights
Regional Connections
Intermodal Haulage Arrangement

Consumer Products:
The Consumer Products’ freight business provided approximately 31 percent of freight revenues for the 12 months ended December 31, 2010, and consisted of the following business sectors: International Intermodal, Domestic Intermodal (including Truckload/Intermodal Marketing Companies, Expedited Truckload/Less-than-Truckload/Parcel) and Automotive.

Coal:
The transportation of coal contributed approximately 27 percent of freight revenues for the 12 months ended December 31, 2010, with more than 90 percent of all BNSF’s coal tons originating from the Powder River Basin of Wyoming and Montana.

Industrial Products:
The Industrial Products’ freight business provided approximately 21 percent of freight revenues for the 12 months ended December 31, 2010, and consisted of the following five business areas: Construction Products, Building Products, Petroleum Products, Chemicals & Plastics Products and Food & Beverages.

Agricultural Products:
The transportation of Agricultural Products provided approximately 21 percent of freight revenues for the 12 months ended December 31, 2010. These products include wheat, corn, bulk foods, soybeans, oil seeds and meals, feeds, barley, oats and rye, flour and mill products, milo, oils, specialty grains, malt, ethanol and fertilizer.

Government Regulation and Legislation
The Company’s rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (OSHA), as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF’s business.

DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

Further discussion is incorporated by reference from Note 12 to the Consolidated Financial Statements.

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

Based on weekly reporting by the Association of American Railroads, BNSF Railway’s share of the western United States rail traffic in 2010 was approximately 48 percent.

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

Information concerning certain pending tax-related administrative or adjudicative state proceedings or appeals is incorporated by reference from Note 5 to the Consolidated Financial Statements, and information concerning other claims and litigation is incorporated by reference from Note 12 to the Consolidated Financial Statements.

Part II

Item 5. Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the membership interests in Burlington Northern Santa Fe, LLC are owned by a subsidiary of Berkshire Hathaway Inc. and therefore are not traded on any market.

Item 7. Management’s Narrative Analysis of Results of Operations

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

Berkshire’s cost of acquiring BNSF has been pushed-down to establish a new accounting basis for BNSF. Accordingly, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the Predecessor period of January 1 – February 12, 2010, and a comparative analysis of the Successor period of February 13 – December 31, 2010, and the Predecessor period of the year ended December 31, 2009.

Results of Operations

Revenues Summary
The following table presents BNSF’s revenue information by business group:

	Revenues (in millions)			Cars / Units (in thousands)
	Successor	Predecessor		Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009

Consumer Products	$4,516	$515	$4,316	3,834	453	3,911
Coal	3,906	442	3,564	2,156	259	2,390
Industrial Products	3,108	352	2,874	1,258	139	1,172
Agricultural Products	3,076	417	2,834	932	126	945
Total freight revenues	14,606	1,726	13,588	8,180	977	8,418
Other revenues	453	65	428
Total operating revenues	$15,059	$1,791	$14,016

	Average Revenue Per Car / Unit
	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009

Consumer Products	$1,178	$1,137	$1,104
Coal	1,812	1,707	1,491
Industrial Products	2,471	2,532	2,452
Agricultural Products	3,300	3,310	2,999
Total freight revenues	$1,786	$1,767	$1,614

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009

Total fuel expense a	$2,687	$329	$2,372
BNSF fuel surcharges	$1,774	$192	$1,226
a  Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel derivatives, which do not impact the fuel surcharge program.

Expense Table
The following table presents BNSF’s expense information (in millions):

	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009

Compensation and benefits	$3,562	$442	$3,481
Fuel	2,687	329	2,372
Purchased services	1,890	279	1,873
Depreciation and amortization	1,532	192	1,537
Equipment rents	670	97	777
Materials and other	665	1	714
Total operating expenses	$11,006	$1,340	$10,754

Interest expense	$435	$72	$613
Other expense, net	$7	$2	$8
Income tax expense	$1,376	$153	$920

Predecessor Period of January 1 – February 12, 2010
Significant changes in the underlying trends affecting the Company’s revenues and expenses during the Predecessor period of January 1 – February 12, 2010, were as follows:

•	Purchased services expenses included Merger-related legal and consulting fees. See Note 3 to the Consolidated Financial Statements for more information.

•	Sale of a line segment in the State of Washington was completed, resulting in a gain to materials and other expenses of $74 million.

Successor Period of February 13 – December 31, 2010 vs Predecessor Period of the Year Ended December 31, 2009
Revenues
Revenues for the period of February 13 – December 31, 2010, were $15,059 million, up 7 percent compared with the year ended December 31, 2009. The increase in revenues was partially offset due to comparing operating results for a 322-day period to one consisting of 365 days, which primarily caused the 3-percent decrease in unit volumes. The following changes in underlying trends, based on a comparable number of days, also impacted the change in revenues:

•	Consumer Products revenues included increased unit volumes within international intermodal, domestic intermodal and automotive, as well as improved yields.

•
Coal revenues reflected improved yields, as well as a slight increase in volumes due to strength in coal-fired electricity generation during 2010 which was partially offset by customer stockpiles. 2009 included a $66 million loss in excess of amounts previously accrued related to an unfavorable coal rate case decision during the first quarter of 2009 (see Note 12 to the Consolidated Financial Statements under the heading "Coal Rate Case Decision"), partially offset by approximately $30 million for contract settlements and adjustments with specific customers.

•	Industrial Products revenues included increased unit volumes primarily due to increased demand in construction products.

•	Agricultural Products revenues reflected higher unit volumes due to increased grain shipments and improved fertilizer and ethanol loadings, as well as improved yields.

•	Increased fuel surcharges per unit, primarily due to increased fuel prices, impacted revenue in each of the business units.

Expenses
Operating expenses for the period of February 13 – December 31, 2010, were $11,006 million, an increase of $252 million, or 2 percent, from the year ended December 31, 2009. The increase in operating expenses was partially offset by a decrease in expenses due to comparing operating results for a 322-day period to one consisting of 365 days. The following changes in underlying trends, based on a comparable number of days, also impacted the change in operating expenses:

•
Increased unit volumes, wage inflation, higher health and welfare expenses, merger-related stock-based compensation adjustments and improved performance against targets related to incentive compensation and profit sharing, which cover all non-union and about one quarter of union employees, all contributed to increased compensation and benefits expenses.

•
Higher fuel prices increased fuel expenses, partially offset by a higher loss from closed fuel derivatives in 2009. Higher locomotive fuel consumption due to improved unit volumes also impacted fuel expenses.

•	New intangible asset amortization resulting from the application of acquisition method accounting and continuing capital expenditures increased depreciation and amortization expenses.

•
Increased ramping, drayage and other volume-related costs including purchased transportation for BNSF Logistics, a wholly owned, third-party logistics company, increased purchased services expenses. Higher locomotive maintenance costs also increased purchased services expenses.

•
Materials and other expenses included higher environmental costs due to changes in estimates at certain of BNSF’s more complex sites and lower personal injury costs. See Note 12 to the Consolidated Financial Statements for further information.

•	There were no significant changes in the underlying trends for equipment rents expenses.

•
Interest expense included increased interest related to a higher average debt balance, offset by the impact of merger-related adjustments resulting from the application of acquisition method accounting. During 2009, interest expense included a net $32 million loss for the termination of hedge accounting related to certain interest rate hedges as well as an additional $8 million of expense related to an unfavorable coal rate case decision (see Note 12 to the Consolidated Financial Statements under the heading "Coal Rate Case Decision.") Favorable tax settlements also impacted interest expense for 2009.

•
The effective tax rate for the period of February 13 – December 31, 2010, was 38.1 percent, compared with 34.8 percent for 2009. The increase in the effective tax rate is due to the 2009 tax benefit resulting from the donation of a portion of a line segment located in the State of Washington and to the enactment of the Patient Protection and Affordable Care Act in March 2010, which eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage.

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

•
Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services; the ultimate outcome of shipper and rate claims subject to adjudication or claims; investigations or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations; losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases; the release of hazardous materials, environmental contamination and damage to property; regulation, restrictions or caps, or other controls of diesel emissions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations; and

•
Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; constraints due to the nation’s aging infrastructure; disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s or other railroads’ operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these derivative activities on the Company’s results of operations (in millions):

	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009

Fuel-derivative gain (loss) (including ineffective portion of unexpired hedges)	$49	$(13)	$(195)
Interest rate hedge benefit	17	3	22
Interest rate derivative loss	−	−	(32)
Total derivative benefit (loss)	66	(10)	(205)
Tax effect	(25)	4	79
Derivative benefit (loss), net of tax	$41	$(6)	$(126)

The Company’s fuel-derivative gain or loss was due to fluctuations in average fuel prices subsequent to the initiation of various derivatives. The interest rate hedge benefit is the result of lower interest rates. The interest rate derivative loss in 2009 was related to terminated treasury locks (see Note 4 to the Consolidated Financial Statements). There were no interest rate hedges outstanding at December 31, 2010. The information presented in Note 4 to the Consolidated Financial Statements describes significant aspects of BNSF’s financial instrument activities that have a material market risk.

Commodity Price Sensitivity
BNSF engages in derivative activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing derivative transactions as of December 31, 2010, were based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO), West Texas Intermediate (WTI) crude oil, or the HO refining spread (HO-WTI), which is the difference between HO and WTI. A WTI derivative combined with a HO-WTI derivative will result in the equivalent of a HO derivative. For swaps, BNSF either pays or receives the difference between the derivative price and the actual average price of the derivative commodity during a specified determination period for a specified number of gallons. For costless collars, if the average derivative commodity price for a specified determination period is greater than the cap price, BNSF receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF neither makes nor receives a payment. Derivative transactions are generally settled with the counterparty in cash. Based on historical information, BNSF believes there is a significant correlation between the market prices for diesel fuel, HO and WTI.

At December 31, 2010, BNSF had recorded a net fuel-derivative asset of $82 million for fuel derivatives covering 2011 through 2012.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending December 31, 2011, and the balance sheet impact from the hypothetical price changes on all open derivatives, both based on the Company’s derivative position at December 31, 2010:

Sensitivity Analysis
Derivative Commodity Price Change	Fuel-Derivative Annual Pre-Tax Earnings Impact	Balance Sheet Impact of Change in Fuel-Derivative Fair Value

10-percent increase	$50 million increase	$68 million increase
10-percent decrease	$52 million decrease	$73 million decrease

Based on locomotive fuel consumption during the twelve-month period ended December 31, 2010, of 1,295 million gallons and fuel prices during that same period, excluding the impact of the Company’s derivative activities, a 10-percent increase or decrease in the commodity price per gallon would result in an approximate $278 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis.

At December 31, 2010, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position. Further information on fuel derivatives is incorporated by reference from Note 4 to the Consolidated Financial Statements.

Interest Rate Sensitivity
At December 31, 2010, the fair value of BNSF’s debt, excluding capital leases and unamortized gains on interest rate swaps, was $10,761 million.

The following table is an estimate of the impact to the fair value of total debt, excluding capital leases and unamortized gains on interest rate swaps, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2011, based on debt levels as of December 31, 2010:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
Total Debt

1-percent decrease	$1,027 million increase
1-percent increase	$871 million decrease

Further information on interest rate hedges is incorporated by reference from Note 4 to the Consolidated Financial Statements. Information on the Company’s debt, which may be sensitive to interest rate fluctuations, is incorporated by reference from Note 11 to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of BNSF and subsidiary companies, together with the reports of the Company’s independent registered public accounting firms, are included as part of this filing.

The following documents are filed as a part of this report:

Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	15
Consolidated Statements of Income for the periods February 13 – December 31, 2010, January 1 – February 12, 2010, and the years ended December 31, 2009 and 2008	17
Consolidated Balance Sheets as of December 31, 2010 and 2009	18
Consolidated Statements of Cash Flows for the periods February 13 – December 31, 2010, January 1 – February 12, 2010, and the years ended December 31, 2009 and 2008	19
Consolidated Statements of Changes in Equity for the periods February 13 – December 31, 2010, January 1 – February 12, 2010, and the years ended December 31, 2009 and 2008	20
Notes to Consolidated Financial Statements	21–55

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Burlington Northern Santa Fe, LLC

We have audited the accompanying consolidated balance sheet of Burlington Northern Santa Fe, LLC and subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of operations, cash flows, and changes in equity for the periods from February 13, 2010 through December 31, 2010 (Successor) and January 1, 2010 through February 12, 2010 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Northern Santa Fe, LLC and subsidiaries as of December 31, 2010 (Successor) and the results of their operations and their cash flows for the periods from February 13, 2010 through December 31, 2010 (Successor) and January 1, 2010 through February 12, 2010 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
February 28, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Burlington Northern Santa Fe, LLC

In our opinion, the consolidated financial statements listed in the accompanying index as of December 31, 2009 and for each of two years in the period ended December 31, 2009 present fairly, in all material respects, the financial position of Burlington Northern Santa Fe Corporation and its subsidiaries (the Company) at December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
February 11, 2010

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Income
In millions

	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Revenues	$15,059	$1,791	$14,016	$18,018
Operating expenses:
Compensation and benefits	3,562	442	3,481	3,884
Fuel	2,687	329	2,372	4,640
Purchased services	1,890	279	1,873	2,133
Depreciation and amortization	1,532	192	1,537	1,397
Equipment rents	670	97	777	901
Materials and other	665	1	714	1,151
Total operating expenses	11,006	1,340	10,754	14,106
Operating income	4,053	451	3,262	3,912
Interest expense	435	72	613	533
Other expense, net	7	2	8	11
Income before income taxes	3,611	377	2,641	3,368
Income tax expense	1,376	153	920	1,253
Net income	$2,235	$224	$1,721	$2,115

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Balance Sheets
Dollars in millions, shares in thousands

	Successor	Predecessor
	December 31, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$2,087	$1,269
Accounts receivable, net	928	787
Materials and supplies	652	633
Current portion of deferred income taxes	317	290
Other current assets	193	277
Total current assets	4,177	3,256

Property and equipment, net of accumulated depreciation of $660 and $10,736, respectively	45,486	32,294
Goodwill	14,803	−
Intangible assets, net	1,732	−
Other assets	2,449	3,125
Total assets	$68,647	$38,675

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$2,768	$2,695
Long-term debt due within one year	699	644
Total current liabilities	3,467	3,339

Deferred income taxes	14,307	9,322
Long-term debt	11,281	9,691
Intangible liabilities, net	1,790	−
Casualty and environmental liabilities	938	899
Pension and retiree health and welfare liability	490	783
Other liabilities	867	1,843
Total liabilities	33,140	25,877
Commitments and contingencies (see Notes 4, 11 and 12)
Equity:
Additional paid-in-capital	34,495	7,776
Retained earnings	985	13,941
Accumulated other comprehensive income (loss)	27	(496)
Predecessor:
Common stock, $0.01 par value, 600,000 shares authorized; 543,416 shares issued	−	5
Treasury stock, at cost, 202,677 shares	−	(8,428)
Total equity	35,507	12,798
Total liabilities and equity	$68,647	$38,675

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Cash Flows
In millions

	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010		Year ended December 31, 2009	Year ended December 31, 2008

Operating Activities
Net income	$2,235		$224	$1,721	$2,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,532		192	1,537	1,397
Deferred income taxes	710		127	612	417
Long-term casualty and environmental liabilities, net	(25)		(2)	(90)	150
Contributions to qualified pension plan	(400)		−	(255)	−
Other, net	(204)		(78)	45	66
Changes in current assets and liabilities:
Accounts receivable, net	(118)		(21)	116	191
Change in accounts receivable securitization program	−		−	(50)	(250)
Materials and supplies	(23)		3	(108)	54
Other current assets	104		(123)	(38)	(31)
Accounts payable and other current liabilities	539		(258)	(77)	(132)
Net cash provided by operating activities	4,350		64	3,413	3,977

Investing Activities
Capital expenditures excluding equipment	(1,829)		(137)	(1,991)	(2,167)
Acquisition of equipment	(445)		(67)	(733)	(949)
Proceeds from sale of equipment financed	−		−	368	348
Construction costs for facility financing obligation	−		−	(37)	(64)
Partnership investment	(443)		−	−	−
Other, net	(255)		68	(244)	(241)
Net cash used for investing activities	(2,972)		(136)	(2,637)	(3,073)

Financing Activities
Net decrease in commercial paper and bank borrowings	−		−	(100)	(161)
Proceeds from issuance of long-term debt	1,500		−	825	1,150
Payments on long-term debt	(493)		(30)	(429)	(217)
Dividends paid	(1,250)		(226)	(546)	(471)
Proceeds from stock options exercised	−		21	59	91
Purchase of BNSF common stock	−		−	(16)	(1,147)
Excess tax benefits from equity compensation plans	−		9	29	96
Proceeds from facility financing obligation	−		−	51	68
Other, net	(19)		−	(13)	(10)
Net cash used for financing activities	(262)		(226)	(140)	(601)
Increase (decrease) in cash and cash equivalents	1,116		(298)	636	303
Cash and cash equivalents:
Beginning of period	971		1,269	633	330
End of period	$2,087		$971	$1,269	$633

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$539		$97	$587	$538
Income taxes paid, net of refunds	$665	$	−	$264	$820
Non-cash asset financing	$40		$8	$514	$258

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Changes in Equity
Dollars in millions, shares in thousands, except per share data

Predecessor	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2007	537,330	(189,626)	$7,353	$11,152	$(7,222)	$(139)	$11,144
Comprehensive income:
Net income			–	2,115	–	–	2,115
Change in unrecognized prior service credit and actuarial losses, net of tax benefit of $219			–	–	–	(353)	(353)
Change in fuel/interest hedge mark-to-market, net of tax benefit of $233			–	–	–	(377)	(377)
Change in other comprehensive income of equity method investees			–	–	–	(5)	(5)
Total comprehensive income			–	2,115	–	(735)	1,380
Adjustment to change the measurement date pursuant to adoption of authoritative accounting guidance related to defined benefit pension and other postretirement plans, net of tax benefit of $3			–	(7)	–	2	(5)
Adjustment to initially apply authoritative accounting guidance related to defined benefit pension and other postretirement plans to equity method investees			–	–	–	(2)	(2)
Common stock dividends, $1.44 per share			–	(496)	–	–	(496)
Restricted stock and stock options expense			69	–	–	–	69
Restricted stock activity and related tax benefit of $25	697	1	26	–	–	–	26
Exercise of stock options and related tax benefit of $71	3,319	(255)	188	–	(26)	–	162
Purchase of BNSF common stock	–	(12,285)	–	–	(1,147)	–	(1,147)
Balance at December 31, 2008	541,346	(202,165)	7,636	12,764	(8,395)	(874)	11,131
Comprehensive income:
Net income			–	1,721	–	–	1,721
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $13			–	–	–	24	24
Change in fuel/interest hedge mark-to-market, net of tax expense of $203			–	–	–	327	327
Recognized loss on derivative instruments-discontinued hedges, net of tax benefit of $16			–	–	–	27	27
Total comprehensive income			–	1,721	–	378	2,099
Common stock dividends, $1.60 per share			–	(544)	–	–	(544)
Restricted stock and stock options expense			38	–	–	–	38
Restricted stock activity	43	1	2	–	–	–	2
Exercise of stock options and related tax benefit of $29	2,027	(267)	105	–	(17)	–	88
Purchase of BNSF common stock	–	(246)	–	–	(16)	–	(16)
Balance at December 31, 2009	543,416	(202,677)	7,781	13,941	(8,428)	(496)	12,798
Comprehensive income:
Net income			–	224	–	–	224
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $1			–	–	–	2	2
Change in fuel/interest hedge mark-to-market, net of tax benefit of $28			–	–	–	(45)	(45)
Change in other comprehensive income of equity method investees			–	–	–	2	2
Total comprehensive income			–	224	–	(41)	183
Common stock dividends, $0.26 per share			–	(89)	–	–	(89)
Restricted stock and stock options expense			8	–	–	–	8
Restricted stock activity	4	–	–	–	–	–	–
Exercise of stock options and related tax benefit of $10	544	(1)	31	–	–	–	31
Purchase of BNSF common stock	–	(1)	–	–	–	–	–
Balance at February 12, 2010	543,964	(202,679)	$7,820	$14,076	$(8,428)	$(537)	$12,931
Successor				Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Net contribution from Berkshire Hathaway Inc.				$34,495	$–	$–	$34,495
Comprehensive income:
Net income				–	2,235	–	2,235
Change in unrecognized actuarial losses, net of tax benefit of $8				–	–	(13)	(13)
Change in fuel hedge mark-to-market, net of tax expense of $26				–	–	41	41
Change in other comprehensive loss of equity method investees				–	–	(1)	(1)
Total comprehensive income				–	2,235	27	2,262
Dividend paid to Parent				–	(1,250)	–	(1,250)
Balance at December 31, 2010				$34,495	$985	$27	$35,507
See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe, LLC (BNSF or the Company) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF’s principal, wholly-owned subsidiary is BNSF Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America with approximately 32,000 route miles in 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Coal, Industrial Products and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 31 percent, 27 percent, 21 percent and 21 percent, respectively, of total freight revenues for the period February 13 – December 31, 2010 (Successor), and 30 percent, 26 percent, 20 percent and 24 percent, respectively, of total freight revenues for the period January 1 – February 12, 2010 (Predecessor). These Consolidated Financial Statements include BNSF, BNSF Railway and other majority-owned subsidiaries, all of which are separate legal entities.

Burlington Northern Santa Fe Corporation was incorporated in the State of Delaware on December 16, 1994. As further discussed in Note 3 to the Consolidated Financial Statements, on February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger (the Merger) of Burlington Northern Santa Fe Corporation with and into R Acquisition Company, LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Berkshire (Merger Sub), with Merger Sub continuing as the surviving entity. In connection with the Merger, Merger Sub changed its name to “Burlington Northern Santa Fe, LLC” and remains an indirect, wholly-owned subsidiary of Berkshire.

Berkshire’s cost of acquiring BNSF has been pushed-down to establish a new accounting basis for BNSF beginning as of February 13, 2010. Accordingly, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. Earnings per share data is not presented because BNSF has no outstanding issued stock or membership interests to the public.

2. Significant Accounting Policies

Principles of Consolidation
The Consolidated Financial Statements include the accounts of BNSF, including its principal subsidiary BNSF Railway. All significant intercompany accounts and transactions have been eliminated. The Company evaluates its less than majority-owned investments for consolidation pursuant to authoritative accounting guidance related to the consolidation of variable interest entities (VIEs).

Transfers of Financial Assets and Variable Interest Entities
In June 2009, the FASB amended authoritative accounting guidance related to transfers of financial assets which updated existing guidance. The amended authoritative accounting guidance limits the circumstances in which financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The amended authoritative accounting guidance also eliminated the concept of a qualifying special-purpose entity (QSPE), which requires companies to evaluate former QSPEs for consolidation.

In June 2009, the FASB amended authoritative accounting guidance related to the consolidation of VIEs. The amended authoritative accounting guidance updated existing guidance used to determine whether or not a company is required to consolidate a VIE and requires enhanced disclosures. The amended authoritative accounting guidance also eliminated quantitative-based assessments and requires companies to perform ongoing qualitative assessments to determine whether or not the VIE should be consolidated.

The Company prospectively adopted the amended authoritative accounting guidance on January 1, 2010. See Note 6, Note 9 and Note 11 to the Consolidated Financial Statements for information related to the impact of the amended authoritative accounting guidance.

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

Revenue Recognition
Transportation revenues are recognized based upon the proportion of service provided as of the balance sheet date, with related expenses recognized as incurred. Revenues from ancillary services are recognized when performed. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to revenue on a pro-rata basis based on actual or projected future customer shipments. When using projected shipments, the Company relies on historic trends as well as economic and other indicators to estimate the liability for customer incentives.

Accounts Receivable, Net
Accounts receivable, net includes accounts receivable reduced by an allowance for bill adjustments and uncollectible accounts. The allowance for bill adjustments and uncollectible accounts is based on historical experience as well as any known trends or uncertainties related to customer billing and account collectibility. Allowances for uncollectible accounts are charged off when it is determined that the counterparty will be unable to pay based on the contractual terms of the receivables. Additionally, the Company has an Accounts Receivable securitization program (see Note 6 to the Consolidated Financial Statements).

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

Goodwill and Other Intangible Assets and Liabilities
Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. As a result of the Merger, BNSF recognized goodwill as well as additional intangible assets and liabilities (see Note 3 to the Consolidated Financial Statements for further information related to the Merger).

Goodwill is tested for impairment annually or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. The impairment test involves a two-step process. The first step is to estimate the fair value of the reporting unit through discounting projected future net cash flows. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, a second step is performed. Under the second step, the identifiable assets and liabilities, including identifiable intangible assets and liabilities, of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets establishes the implied value of goodwill. If the carrying amount of goodwill exceeds the implied value of goodwill, an impairment loss is recognized in an amount equal to that excess.

Other intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives. Other intangible assets and liabilities are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable or realized.

See Note 8 to the Consolidated Financial Statements for further information related to goodwill and other intangible assets and liabilities.

Property and Equipment, Net
BNSF’s railroad operations are highly capital intensive and its large base of homogenous, network-type assets turns over on a continuous basis. Each year BNSF develops a capital program for the replacement of assets and for the acquisition or construction of assets that enables BNSF to enhance the efficiency of operations, gain strategic benefit or provide new service offerings to customers. Assets purchased or constructed throughout the year are capitalized if they meet applicable minimum units of property criteria.

Normal repairs and maintenance are charged to operating expense as incurred, while costs incurred that extend the useful life of an asset, improve the safety of BNSF’s operations, or improve operating efficiency are capitalized.

Property and equipment are stated at cost and are depreciated and amortized on a straight-line basis over their estimated useful lives. Upon application of acquisition method accounting, at the Merger date property and equipment were measured at fair value to establish a new historical cost basis. The Company uses the group method of depreciation in which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. The Company conducts studies of depreciation rates and the required accumulated depreciation balance as required by the Surface Transportation Board (STB), which is generally every three years for equipment property and every six years for track structure and other roadway property. These detailed studies form the basis for our depreciation methods used in accordance with current U.S. GAAP. There are no differences between assumptions used in determining average service lives between STB reporting and U.S. GAAP.

Depreciation studies take into account the following factors:

•	Statistical analysis of historical patterns of use and retirements of each of BNSF’s asset classes;

•	Evaluation of any expected changes in current operations and the outlook for continued use of the assets;

•	Evaluation of technological advances and changes to maintenance practices; and

•	Expected salvage to be received upon retirement.

Changes in the estimated service lives of the assets and their related depreciation rates are implemented prospectively. Currently, BNSF is not aware of any specific factors that would cause significant changes in average useful service lives.

Under group depreciation, the historical cost net of salvage of depreciable property that is retired or replaced in the ordinary course of business is charged to accumulated depreciation and no gain or loss is recognized. This historical cost of certain assets is estimated as it is impracticable to track individual, homogenous network-type assets. Historical costs are estimated by deflating current costs using (i) the Producer Price Index (PPI) and (ii) the estimated useful life of the assets as determined by BNSF’s depreciation studies. The PPI was selected because it closely correlates with the major costs of the items comprising the asset classes. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of property is completely retired, BNSF continually monitors the estimated service lives of its assets and the accumulated depreciation associated with each asset class to ensure its depreciation rates are appropriate.

For retirements of depreciable asset classes that do not occur in the normal course of business, a gain or loss may be recognized in operating expense if the retirement meets each of the following conditions: (i) is unusual, (ii) is material in amount, and (iii) varies significantly from the retirement profile identified through BNSF’s depreciation studies. During the three fiscal years presented, no such gains or losses were recognized due to the retirement of depreciable assets. Gains or losses from disposals of land and non-rail property are recorded at the time of their occurrence.

When BNSF purchases an asset, all costs necessary to make the asset ready for its intended use are capitalized. BNSF self-constructs portions of its track structure and rebuilds certain classes of rolling stock.  Expenditures that significantly increase asset values or extend useful lives are capitalized. In addition to direct labor and material, certain indirect costs such as materials, small tools and project supervision are capitalized. Annually, a study is performed for the purpose of identifying indirect costs that clearly relate to capital projects.  Costs related to the removal and deconstruction of replaced assets are not included in such studies. From those studies, an overhead application rate is developed. Indirect projects costs are then allocated to capital projects using this overhead application rate.

BNSF incurs certain direct labor, contract service and other costs associated with the development and installation of internal-use computer software. Costs for newly developed software or significant enhancements to existing software are typically capitalized. Research, preliminary project, operations, maintenance and training costs are charged to operating expense when the work is performed.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or at the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the asset or the period of the related lease.

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

Planned Major Maintenance Activities
BNSF utilizes the deferral method of accounting for leased locomotive overhauls, which includes the refurbishment of the engine and related components. Accordingly, BNSF has established an asset for overhauls that have been performed. This asset, which is included in property and equipment, net in the Consolidated Balance Sheets, is amortized to expense using the straight-line method until the next overhaul is performed or the end of the lease, whichever comes first, typically between six and eight years.

Rail Grinding Costs
Upon the Merger discussed in Note 3, BNSF adopted the direct expense method of accounting for rail grinding costs, under which the Company expenses rail grinding costs as incurred.

Environmental Liabilities
Liabilities for environmental cleanup costs are initially recorded when BNSF’s liability for environmental cleanup is both probable and reasonably estimable. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates for these liabilities are undiscounted.

Personal Injury Claims
Liabilities for personal injury claims are initially recorded when the expected loss is both probable and reasonably estimable. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Liabilities recorded for unasserted personal injury claims, including those related to asbestos, are based on information currently available. Other than the fair value adjustments recorded in the application of acquisition method accounting, as discussed in Note 3, estimates of liabilities for personal injury claims are undiscounted.

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

BNSF is included in the U.S. consolidated federal income tax return of Berkshire beginning as of February 13, 2010. BNSF’s tax expense and liabilities have been computed on a stand alone basis, and substantially all of its current federal income taxes payable is remitted each quarter to Berkshire.

Stock-Based Compensation
The Company recognizes the compensation expense related to the cost of employee services received in exchange for Berkshire (Successor) or BNSF (Predecessor) equity interests over the award’s vesting period based on the award’s fair value at the appropriate measurement date under authoritative accounting guidance.

Employment Benefit Plans
The Company estimates liabilities and expenses for pension and retiree health and welfare plans. Estimated amounts are based on historical information, current information and estimates regarding future events and circumstances. Significant assumptions used in the valuation of pension and/or retiree health and welfare liabilities include the expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate.

Fair Value Measurements
As defined under authoritative accounting guidance, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Different valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not under duress. Nonperformance or credit risk is considered in determining the fair value of liabilities. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

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

Subsequent Events
Related Party Transaction
In February 2011, BNSF declared and paid a dividend of $1 billion to its parent company.

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

The Merger was accounted for using the acquisition method under Accounting Standards Codification (ASC) Topic 805, Business Combinations. Under the acquisition method, the purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. None of the goodwill recorded in connection with the Merger will be deductible for income tax purposes. The purchase price allocation at December 31, 2010, is complete and is summarized in the following tables (in millions):

Cash paid as merger consideration	$15,874
Value of Berkshire common stock issued as merger consideration	10,577
Total merger consideration to acquire the remaining shares of Predecessor	26,451
Value of Predecessor already owned by Berkshire valued at merger price of $100.00 per share	7,678
Value of Berkshire equity awards to replace pre-existing Predecessor equity awards	366
Total purchase price to be allocated	$34,495

Assets		Liabilities and net assets acquired
Cash and cash equivalents	$971	Accounts payable and other current liabilities	$2,261
Accounts receivable	808	Long-term debt due within one year	649
Materials and supplies	630	Long-term debt	10,493
Current portion of deferred income taxes	210	Deferred income taxes	13,413
Other current assets	144	Intangible liabilities	2,056
Property and equipment	43,987	Casualty and environmental liabilities	928
Goodwill	14,803	Pension and retiree health and welfare liability	865
Intangible assets	2,025	Other liabilities	513
Other assets	2,095	Net assets acquired	34,495
Total assets	$65,673	Total liabilities and net assets acquired	$65,673

The fair value of assets acquired included accounts receivable of $808 million, consisting of the gross amount due under contracts of $862 million, less $54 million estimated to be uncollectible.

The fair value of assets acquired also included intangible assets of $2,025 million, with a weighted average amortization life of 10 years. The fair value of liabilities acquired included intangible liabilities of $2,056 million, with a weighted average amortization life of 16 years. See Note 8 to the Consolidated Financial Statements for further information related to intangible assets and liabilities.

Liabilities acquired included contingencies related to casualty and environmental liabilities in the amount of $1,178 million. Casualty liabilities were measured at fair value, and environmental liabilities were measured in accordance with ASC Topic 450, Contingencies. See Note 12 to the Consolidated Financial Statements for further information related to casualty and environmental liabilities.

The following unaudited pro forma financial data summarizes BNSF’s results of operations as if the Merger had occurred as of January 1, 2009 (in millions):

	Year ended December 31,
	2010	2009

Revenues	$16,883	$14,290
Net income	$2,549	$1,949

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

4. Derivative Activities

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

No additional derivative contracts have been entered into subsequent to the Merger.

BNSF monitors its derivative instrument positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A or higher as of December 31, 2010. The maximum amount of loss the Company could incur from credit risk based on the gross fair value of derivative instruments in asset positions as of December 31, 2010 and 2009, was $87 million and $104 million, respectively. Other than as disclosed under the heading “Fuel; Total Fuel-Derivative Activities,” the Company’s derivative agreements do not include provisions requiring collateral. Certain of the Company’s derivative instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. As such, the Company’s net asset exposure to counterparty credit risk was $86 million and $90 million as of December 31, 2010 and 2009, respectively.

Additional disclosures related to derivative instruments are included in Note 11 and Note 16 to the Consolidated Financial Statements.

The amounts recorded in the Consolidated Balance Sheets for derivative transactions were as follows, presented net of any master netting arrangements (in millions):

	Successor	Predecessor
	December 31, 2010	December 31, 2009

Short-term derivative asset	$69	$34
Long-term derivative asset	17	57
Short-term derivative liability	(4)	(25)
Long-term derivative liability	−	(12)
Total derivatives	$82	$54

The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions):

Fair Value of Derivative Instruments
Asset Derivatives
	Successor	Predecessor
	December 31, 2010	December 31, 2009		Balance Sheet Location

Asset derivatives designated as hedging instruments under ASC 815-20
Fuel Contracts	$60		$20	Other current assets
Interest Rate Contracts	−		14	Other current assets
Fuel Contracts	17		40	Other assets
Interest Rate Contracts	−		17	Other assets
Fuel Contracts	−		10	Accounts payable and other current liabilities
Fuel Contracts	−		3	Other liabilities
Total asset derivatives designated as hedging instruments under ASC 815-20	$77		$104

Asset derivatives not designated as hedging instruments under ASC 815-20
Fuel contracts	$10	$	−	Other current assets
Total asset derivatives not designated as hedging instruments under ASC 815-20	$10	$	−

Total asset derivatives	$87		$104

Liability Derivatives
	Successor	Predecessor
	December 31, 2010	December 31, 2009	Balance Sheet Location

Liability derivatives designated as hedging instruments under ASC 815-20
Fuel Contracts	$1	$ −	Other current assets
Fuel Contracts	4	35	Accounts payable and other current liabilities
Fuel Contracts	−	15	Other liabilities
Total liability derivatives designated as hedging instruments under ASC 815-20	$5	$50

Total liability derivatives	$5	$50

The Effects of Derivative Instruments Gains and Losses for the Periods
February 13 – December 31, 2010 (Successor), January 1 – February 12, 2010 (Predecessor)
and the Years Ended December 31, 2009 and 2008 (Predecessor)

Derivatives in ASC 815-20 Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Fuel Contracts	$93	$(79)	$268	$(499)
Interest Rate Contracts	−	−	66	(116)
Total derivatives	$93	$(79)	$334	$(615)

		Amount of Gain or (Loss) Recognized from AOCI into Income (Effective Portion)
		Successor	Predecessor
	Location of Gain or (Loss) Recognized from AOCI into Income	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Fuel Contracts	Fuel expense	$26	$(6)	$(227)	$12
Interest Rate Contracts	Interest expense	−	−	(1)	−
Total derivatives		$26	$(6)	$(228)	$12

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
		Successor	Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Fuel Contracts	Fuel expense	$10	$(7)	$32	$(17)
Total derivatives		$10	$(7)	$32	$(17)
a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Derivatives Not Designated as Hedging Instruments under ASC 815-20

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Successor		Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	February 13 – December 31, 2010		January 1 – February 12, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
Fuel Contracts	Fuel expense	$13	$	−	$	−	$	−
Interest Rate Contracts	Interest expense	−		−		(32)		−
Total derivatives		$13	$	−		$(32)	$	−

As of December 31, 2010, the Company estimates that within the next twelve months approximately $59 million in pre-tax hedge instrument gains will be reclassified from accumulated other comprehensive income into earnings.

Fuel
Fuel costs represented 24 percent, 25 percent, 22 percent and 33 percent of total operating expenses during the periods February 13 – December 31, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the years ended December 31, 2009 and 2008 (Predecessor), respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into derivatives to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel derivatives include the use of derivatives that are accounted for as cash flow hedges. The Company enters into fuel-derivative instruments based on management’s evaluation of current and expected diesel fuel price trends with the intent of protecting operating margins and overall profitability from adverse fuel price changes. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices.

Total Fuel-Derivative Activities
As of December 31, 2010, BNSF’s total fuel-derivative positions for 2011 and 2012, of which the majority are designated as cash flow hedges, covered approximately 19 percent and 3 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Derivative positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. As of December 31, 2010 and 2009, BNSF had entered into fuel-derivative agreements covering approximately 284 million gallons and 561 million gallons, respectively.

Certain of the Company’s fuel-derivative instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). The aggregate fair value of all open fuel-derivative instruments under these provisions was in a net liability position on December 31, 2010 and 2009, of $4 million and $18 million, respectively, which was below the collateral threshold. As such, there was no posted collateral outstanding at December 31, 2010 or 2009.

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

Fair Value Interest Rate Hedges
The Company enters into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt. These swaps are accounted for as fair value hedges under authoritative accounting guidance related to derivatives and hedging. Upon application of acquisition method accounting due to the Merger, the outstanding swaps were re-designated as fair value hedges. However, the swaps no longer qualified for the short-cut method of recognition; therefore, effectiveness was measured at least quarterly and any resulting ineffectiveness was recognized in current period earnings.

The gain or loss on the fair value hedges as well as the offsetting loss or gain on the hedged items (fixed-rate debt) attributable to the hedged risk were recorded in current earnings. The Company includes the gain or loss on the fixed-rate debt in the same line item (interest expense) as the offsetting loss or gain on the related interest rate swaps as follows (in millions):

	Gain (Loss) on Interest Rate Swaps
	Successor	Predecessor
Income Statement Classification	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest expense	$14	$6	$(47)	$67

	Gain (Loss) on Fixed-rate Debt
	Successor	Predecessor
Income Statement Classification	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest expense	$(13)	$(6)	$47	$(67)

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

As of December 31, 2010, BNSF had no outstanding interest rate swaps. As of December 31, 2009, BNSF had entered into nine separate swaps with an aggregate notional amount of $650 million, in conjunction with notes due in 2010 and 2018.

Cash Flow Interest Rate Hedges
As of December 31, 2010 and 2009, the Company had no outstanding cash flow hedges.

AOCI included $8 million of unrecognized gains on closed hedges as of December 31, 2009, which was being amortized to interest expense over the life of the corresponding issued debt. The unrecognized gain on closed hedges in AOCI was eliminated in the application of acquisition method accounting due to the Merger.

In September 2009, the Company entered into a treasury lock having a notional amount of $500 million and a locked-in rate of 3.46 percent, to fix a portion of the rate for a 10-year unsecured debt issuance. The treasury lock was terminated in connection with the issuance of $750 million 10-year notes (see Note 11 to the Consolidated Financial Statements). Upon termination, BNSF received approximately $600 thousand from the counterparty, which, prior to the application of acquisition method accounting due to the Merger, was being amortized to interest expense over the life of the issued debt. This transaction was accounted for as a cash flow hedge.

In anticipation of a future debt issuance, the Company entered into five treasury locks during 2008 having an aggregate notional amount of $250 million, and an average locked-in rate of 4.18 percent, to fix a portion of the rate for a future 30-year unsecured debt issuance. The Company also entered into six treasury locks during 2008 having an aggregate notional amount of $150 million, and an average locked-in rate of 3.80 percent, to fix a portion of the rate for a future 10-year unsecured debt issuance. These transactions were previously accounted for as cash flow hedges. During the first quarter of 2009, the Company determined that it was no longer probable that it would issue debt according to the terms of the hedges. As such, hedge accounting could no longer be applied to the treasury locks. The treasury locks were terminated in early April of 2009, and $32 million was paid to the counterparties, which was the fair value of the treasury locks at the date of termination. Therefore, a net $32 million loss was recognized as an increase to interest expense during 2009.

In anticipation of a future debt issuance, the Company entered into nine treasury locks during 2008 and 2007, having an aggregate notional amount of $250 million, and an average locked-in rate of 4.24 percent, to fix a portion of the rate for a future 10-year unsecured debt issuance. The treasury locks were terminated in March 2008 in connection with the issuance of $650 million 10-year notes (see Note 11 to the Consolidated Financial Statements). Upon termination, BNSF paid $13 million to the counterparties, which, prior to the application of acquisition method accounting due to the Merger, was being amortized to interest expense over the life of the issued debt. These transactions were accounted for as cash flow hedges.

5. Income Taxes

Income tax expense was as follows (in millions):

	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008

Current:
Federal	$593	$23	$282	$735
State	73	3	26	101
Total current	666	26	308	836
Deferred:
Federal	626	113	535	383
State	84	14	77	34
Total deferred	710	127	612	417
Total	$1,376	$153	$920	$1,253

Reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008

U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	3.1	2.5	2.6
Property donations	–	–	(3.0)	–
Tax law change (Medicare Part D)	0.5	–	–	–
Other, net	(0.5)	2.5	0.3	(0.4)
Effective tax rate	38.1%	40.6%	34.8%	37.2%

The components of deferred tax assets and liabilities were as follows (in millions):

	Successor	Predecessor
	December 31, 2010	December 31, 2009
Deferred tax liabilities:
Property and equipment	$(15,652)	$(9,939)
Hedging	(31)	(12)
Other	(298)	(173)
Total deferred tax liabilities	(15,981)	(10,124)
Deferred tax assets:
Intangible assets and liabilities	474	–
Casualty and environmental	395	398
Compensation and benefits	372	141
Long-term debt fair value adjustment under acquisition method accounting	253	–
Pension and retiree health and welfare benefits	207	328
Other	290	225
Total deferred tax assets	1,991	1,092
Net deferred tax liability	$(13,990)	$(9,032)

Non-current deferred income tax liability	$(14,307)	$(9,322)
Current portion of deferred income taxes	317	290
Net deferred tax liability	$(13,990)	$(9,032)

BNSF is included in the consolidated U.S. federal income tax return of Berkshire beginning as of February 13, 2010. BNSF’s tax expense and liabilities have been computed on a stand alone basis, and substantially all of its currently payable income taxes are remitted each quarter to Berkshire. See Note 14 to the Consolidated Financial Statements for information related to income taxes paid to Berkshire during 2010.

All U.S. federal income tax returns of BNSF are closed through 2005. Internal Revenue Service (IRS) examination of the years 2006 and 2007 for BNSF is completed, and the un-agreed issues are pending before IRS Appeals. It is anticipated that a settlement with the IRS for the years 2006 and 2007 may be reached within the next twelve months. BNSF is currently under examination for years 2008 and 2009, and for the short tax year January 1 - February 12, 2010.

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

Uncertain Tax Positions
The amount of unrecognized tax benefits at December 31, 2010, 2009 and 2008, was $112 million, $166 million and $150 million, respectively. The amount of unrecognized tax benefits at December 31, 2010, that would affect the Company’s effective tax rate if recognized was $86 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Beginning balance	$167	$166	$150	$125
Additions for tax positions related to current year	24	1	49	19
(Reductions) additions for tax positions taken in prior years	(58)	−	(8)	9
(Reductions) additions for tax positions as a result of:
Settlements	(10)	−	(13)	2
Lapse of statute of limitations	(11)	−	(12)	(5)
Ending balance	$112	$167	$166	$150

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. The Company had recorded a liability of approximately $20 million and $23 million for the payment of interest and penalties for the years ended December 31, 2010 and 2009, respectively. For the periods February 13 – December 31, 2010 (Successor), and the years ended December 31, 2009 and 2008 (Predecessor), the Company recognized a reduction of approximately $9 million, $8 million and $18 million in interest and penalty expense, respectively. For the period January 1 – February 12, 2010 (Predecessor), the Company recognized an increase of approximately $1 million in interest and penalty expense.

6. Accounts Receivable, Net

BNSF Railway may transfer a portion of its accounts receivable to a wholly-owned subsidiary, Santa Fe Receivables Corporation (SFRC). SFRC transfers an undivided interest in such receivables, with limited exceptions, to a master trust and causes the trust to issue an undivided interest in the receivables to investors (the A/R securitization program). The undivided interests in the master trust purchased by investors may be in the form of certificates or purchased interests. BNSF Railway retains the collection responsibility with respect to the accounts receivable transferred. The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC until after the creditors have been paid and SFRC and the master trust have been terminated.

BNSF Railway’s total capacity to sell undivided interests to investors under the A/R securitization program was $200 million at December 31, 2010, which was comprised of two $100 million facilities, which were entered into in November 2010 and terminate in November 2011. Each of the financial institutions providing credit for the facilities is rated Aa2/A+ or higher. The amount of undivided interests in the accounts receivable sold by BNSF Railway to investors fluctuates based on borrowing needs. Additionally, if the combined dilution and delinquency percentages exceed an established threshold, there would be an impact on the amount of undivided interest that BNSF Railway could sell. At December 31, 2010, the effective capacity under the A/R securitization program was $200 million.

As discussed in Note 2 to the Consolidated Financial Statements, on January 1, 2010, BNSF Railway prospectively adopted authoritative accounting guidance which amended accounting guidance related to transfers of assets and VIEs. The amended guidance also eliminated the concept of a QSPE.

At January 1, 2010, the A/R securitization program master trust was considered a VIE as it does not retain sufficient equity to finance its activities without the support of BNSF Railway. BNSF Railway has a variable interest in the master trust as it absorbs any losses related to the receivables transferred in the event of default. BNSF Railway is the primary beneficiary of the VIE as it (1) directs the amount of undivided interest in receivables sold to investors by the master trust, and thus holds the power to direct the activities of the master trust that most significantly impact performance and (2) has the obligation to absorb the losses in the event of defaulted receivables, which could potentially be significant to the master trust. As the primary beneficiary of the master trust, BNSF Railway fully consolidated the master trust at January 1, 2010. The consolidation did not impact the Company’s consolidated financial statements as there were no outstanding undivided interests held by investors under the A/R securitization program at January 1, 2010. Prior to 2010, the A/R securitization master trust was considered a QSPE and was not consolidated.

As of December 31, 2010 and 2009, there were no outstanding undivided interests held by investors under the A/R securitization program; thus, no asset or related liability was recorded in the Company’s Consolidated Balance Sheets. For the year ended December 30, 2009, $50 million of cash flows related to the A/R securitization program was classified as Operating Activities in the Consolidated Statement of Cash Flows. Upon adoption of the aforementioned guidance on January 1, 2010, any prospective activity will be classified as Financing Activities in the Consolidated Statements of Cash Flows. For the periods February 13 – December 31, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor), there was no cash flow activity related to the A/R securitization program.

BNSF Railway does not provide financial support to the master trust that it was not previously contractually obligated to provide.

At both December 31, 2010 and 2009, $22 million of accounts receivable were greater than 90 days old.

BNSF maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At December 31, 2010 and 2009, $27 million and $31 million, respectively, of such allowances had been recorded.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the corresponding ranges of estimated useful lives were as follows:

	Successor	Predecessor	2010
	December 31, 2010	December 31, 2009	Range of Estimated Useful Life

Land	$5,901	$1,794	–
Track structure	15,711	20,095	15 – 45 years
Other roadway	19,752	12,946	5 – 100 years
Locomotives	2,846	4,749	5 – 37 years
Freight cars and other equipment	1,233	2,237	1 – 37 years
Computer hardware, software and other	250	685	5 – 9 years
Construction in progress	453	524	–
Total cost	46,146	43,030
Less accumulated depreciation and amortization	(660)	(10,736)
Property and equipment, net	$45,486	$32,294

The Consolidated Balance Sheets at December 31, 2010 and 2009, included $2,544 million, net of $113 million of amortization and $1,876 million, net of $772 million of amortization, respectively, for property and equipment under capital leases, primarily for rolling stock.

The Company capitalized $13 million, $1 million, $18 million and $17 million of interest for the periods February 13 – December 31, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the years ended December 31, 2009 and 2008 (Predecessor), respectively.

8.   Goodwill and Other Intangible Assets and Liabilities

During the periods February 13 – December 31, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the years ended December 31, 2009 and 2008 (Predecessor), no impairment losses related to goodwill were incurred. As of December 31, 2010 and 2009, there were no accumulated impairment losses related to goodwill.

The changes in the carrying amount of goodwill were as follows (in millions):

	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010		Year Ended December 31, 2009

Beginning balance	$ −	$	−	$	−
Additions	14,803		−		−
Ending balance	$14,803	$	−	$	−

Amortized intangible assets and liabilities were as follows (in millions):

	Successor		Predecessor
	As of December 31, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount		Accumulated Amortization

Amortized intangible assets	$2,013	$281	$	−	$	−
Amortized intangible liabilities	$2,056	$266	$	−	$	−

Amortized intangible assets primarily consisted of internally developed software and franchise & customer assets. Amortized intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortized intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010		Year Ended December 31, 2009

Amortization of intangible assets	$281	$	−	$	−
Amortization of intangible liabilities	$266	$	−	$	−

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities

2011	$307	$293
2012	$307	$282
2013	$307	$252
2014	$307	$179
2015	$54	$115

9.   Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a VIE, with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of December 31, 2010, the assets of the unconsolidated Partnership totaled approximately $740 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of December 31, 2010 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$562	$148	$562

Of the remaining commitments, $130 million is due at the end of 2012 and $18 million is due at the end of 2013.

10. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	Successor	Predecessor
	December 31, 2010	December 31, 2009

Compensation and benefits payable	$690	$512
Accounts payable	327	244
Casualty and environmental liabilities	215	250
Accrued interest	191	177
Property tax liabilities	187	177
Rents and leases	174	283
Customer incentives	156	125
Dividends payable	−	137
Other	828	790
Total	$2,768	$2,695

11. Debt

Debt outstanding was as follows (in millions):

	Successor		Predecessor
	December 31, 2010 a		December 31, 2009 a

Notes and debentures, due 2011 to 2097	$9,312	6.1%	$8,095	6.0%
Equipment obligations, due 2011 to 2027	228	6.0	271	6.2
Capitalized lease obligations, due 2011 to 2028	1,378	5.9	1,589	5.5
Mortgage bonds, due 2011 to 2047	91	5.1	94	5.9
Financing obligations, due 2011 to 2028	314	6.2	323	6.2
Unamortized fair value adjustment under acquisition method accounting, discount and other, net	657		(37)
Total	11,980		10,335
Less current portion of long-term debt	(699)	6.5%	(644)	5.1%
Long-term debt	$11,281		$9,691
a  Amounts represent debt outstanding and weighted average effective interest rates for 2010 and 2009, respectively. Maturities are as of December 31, 2010.

Notes and debentures included a fair value adjustment increase for hedges of $26 million at December 31, 2009. There were no outstanding interest rate hedges at December 31, 2010.

As of December 31, 2010, certain BNSF Railway properties and other assets were subject to liens securing $91 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The following table provides fair value information for the Company’s debt obligations including principal cash flows, related weighted average interest rates by contractual maturity dates and fair value. The Company had no outstanding variable rate debt or commercial paper at December 31, 2010.

	December 31, 2010 (Successor)
	Maturity Date						Total Including Capital Leases	Total Excluding Capital Leases		Fair Value Excluding Capital Leases
	2011	2012	2013	2014	2015	Thereafter			a, b		b

Fixed-rate debt (in millions)	$699	$521	$452	$646	$365	$9,297	$11,980	$10,446		$10,761
Average interest rate	6.5%	5.9%	5.1%	6.8%	5.2%	6.1%	6.1%
a Amount also excludes unamortized fair value adjustment under acquisition method accounting related to capital leases.
b Amount also excludes unamortized gains on interest rate swaps.

As of December 31, 2009, the fair value excluding capital leases of fixed-rate debt and variable-rate debt was $8,740 million and $676 million, respectively.

The fair value of BNSF’s long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities. Capital leases, interest rate hedges and unamortized gains on interest rate swaps have been excluded from the calculation of fair value for both 2010 and 2009.

Notes and Debentures
2010
In September 2010, BNSF issued $250 million of 3.60 percent debentures due September 1, 2020 and $500 million of 5.05 percent debentures due March 1, 2041. The net proceeds from the sale of the debentures were used for general corporate purposes, including but not limited to, working capital, capital expenditures and repayment of outstanding indebtedness.

In May 2010, BNSF issued $750 million of 5.75 percent debentures due May 1, 2040. The net proceeds from the sale of the debentures were used for general corporate purposes, including but not limited to, working capital, capital expenditures and repayment of outstanding indebtedness.

In each of May and August 2010, the Board of Managers (the Board) of the Company authorized an additional $750 million of debt securities that may be issued pursuant to a debt shelf registration statement filed with the Securities and Exchange Commission (SEC). At December 31, 2010, $750 million remained authorized by the Board to be issued through the SEC debt shelf registration process.

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

Capital Leases
2010
During the periods February 13 – December 31, 2010 (Successor), and January 1 – February 12, 2010 (Predecessor), BNSF Railway entered into capital leases totaling $40 million and $8 million, respectively to finance maintenance of way and other vehicles and equipment with lease terms of five to seven years.

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

Revolving Credit Facility and Commercial Paper
As of December 31, 2010, the Company had borrowing capacity of up to $1.2 billion under its long-term revolving bank credit facility, which expires in September 2012. Annual facility fees are currently 0.07 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving bank credit facility. At December 31, 2010, the Company was in compliance with these covenants.

At December 31, 2010, there were no borrowings under the revolving credit facility.

BNSF issues commercial paper from time to time. Outstanding commercial paper reduces the amount of borrowing capacity available under the revolving bank credit facility. The classification of commercial paper is determined by the Company’s ability and intent to use long-term or short-term funding sources to settle the obligations at maturity.

There was no commercial paper outstanding at December 31, 2010 or 2009; therefore, the total borrowing capacity available under the revolving bank credit facility was $1.2 billion.

Guarantees
As of December 31, 2010, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2010, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount	a	Remaining Term (in years	)	Capitalized Obligations

Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$–		Termination of Ownership		$2	b
Chevron Phillips Chemical Company, LP	0.0%	N/A	d	N/A	d	N/A	d	7		$11	c
All other	0.0%	$2		$2		$–		Various		$–
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

All Other
As of December 31, 2010, BNSF guaranteed $2 million of other debt and leases. These guarantees expire between 2011 and 2013.

Indemnities
In the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. The Company believes that these clauses are generally customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Despite the uncertainty whether events which would trigger the indemnification obligations would ever occur, the Company does not believe that these indemnity agreements will have a material adverse effect on the Company’s results of operations, financial position or liquidity. Additionally, the Company believes that, due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty. However, the fair value of any such amount would be immaterial to the Consolidated Financial Statements. Agreements that contain unique circumstances, particularly agreements that contain guarantees that indemnify for another party’s acts are disclosed separately if appropriate. Unless separately disclosed above, no fair value liability related to indemnities has been recorded in the Consolidated Financial Statements.

Variable Interest Entities - Leases
As discussed in Note 2 to the Consolidated Financial Statements, on January 1, 2010, the Company prospectively adopted authoritative accounting guidance which amended accounting guidance related to VIEs.

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $5 billion as of December 31, 2010.

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

12. Commitments and Contingencies

Lease Commitments
BNSF has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2010, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases	a

2011	$311	$595
2012	229	571
2013	176	554
2014	145	534
2015	113	508
Thereafter	828	3,477
Total	1,802	$6,239
Less amount representing interest	(424)
Present value of minimum lease payments	$1,378
aExcludes leases having non-cancelable lease terms of less than one year and per diem leases.
Lease rental expense for all operating leases, excluding per diem leases, was $531 million, $82 million, $644 million and $689 million for the periods February 13 – December 31, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the years ended December 31, 2009 and 2008 (Predecessor), respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rentals were not significant.

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

Other than the fair value adjustments recorded in the application of acquisition method accounting, as discussed in Note 3 to the Consolidated Financial Statements, BNSF records an undiscounted liability for personal injury claims when the expected loss is both probable and reasonably estimable. The liability and ultimate expense projections are estimated using standard actuarial methodologies. Liabilities recorded for unasserted personal injury claims are based on information currently available. Due to the inherent uncertainty involved in projecting future events such as the number of claims filed each year, developments in judicial and legislative standards and the average costs to settle projected claims, actual costs may differ from amounts recorded. Expense accruals and any required adjustments are classified as materials and other in the Consolidated Statements of Income.

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

During the third quarters of 2010, 2009 and 2008, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In 2010, 2009 and 2008, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2011.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Beginning balance	$664	$632	$693	$709
Accruals	21	10	73	159
Payments	(110)	(9)	(134)	(175)
Ending balance	$575	$633	$632	$693

At December 31, 2010 and 2009, $135 million and $160 million were included in current liabilities, respectively. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $510 million to $675 million. However, BNSF believes that the $575 million recorded at December 31, 2010, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company
The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in commercial paper, time deposits and money market accounts. At December 31, 2010, there was approximately $490 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $485 million at December 31, 2009.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 286 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of December 31, 2010, is $12 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Beginning balance	$514	$517	$546	$380
Accruals	144	6	64	251
Payments	(80)	(9)	(93)	(85)
Ending balance	$578	$514	$517	$546

At December 31, 2010 and 2009, $80 million and $90 million were included in current liabilities, respectively.

During the third quarters of 2010, 2009 and 2008, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2010, 2009 and 2008, management recorded additional expense of approximately $73 million, $25 million and $13 million as of the June 30 measurement date, respectively. The Company plans to update its study again in the third quarter of 2011.

In the fourth quarter of 2010, as part of BNSF’s ongoing quarterly environmental contingency analyses, BNSF recorded additional expense of approximately $100 million related to changes in estimates at approximately 20 of its more complex sites. The total cost of remediation at these sites has a higher degree of uncertainty than the majority of its sites, driven by higher regulatory volatility and more complex, longer term, and costly type remedies than BNSF typically experiences. These factors highlighted a need for BNSF to incorporate other potential outcomes into its current estimates.

In 2008, the Company completed an analysis of its Montana sites to determine its legal exposure related to the potential effect of a Montana Supreme Court decision. The decision, which did not involve BNSF, held that restoration damages (damages equating to clean-up costs which are intended to return property to its original condition) may be awarded under certain circumstances even where such damages may exceed the property’s actual value. The legal situation in Montana, the increase in the number of claims against BNSF and others resulting from this decision, and the completion of the analysis caused BNSF to record additional pre-tax environmental expenses of $175 million, for environmental liabilities primarily related to the effect of the aforementioned Montana Supreme Court decision on certain of BNSF’s Montana sites. In the third quarter of 2010, additional test results and negotiations with various parties at certain sites resulted in a reduction in expense of approximately $40 million.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2010, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $430 million to $865 million. However, BNSF believes that the $578 million recorded at December 31, 2010, is the best estimate of the Company’s future obligation for environmental costs.

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

Other Claims and Litigation
In addition to asbestos, other personal injury and environmental matters discussed above, BNSF and its subsidiaries are also parties to a number of other legal actions and claims, governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. Although the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, BNSF currently believes that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

The net impact in 2009 resulting from the STB’s decision was a loss of $74 million in excess of amounts previously accrued. Of the total loss, $66 million and $8 million were recorded as a reduction to freight revenues and an increase to interest expense, respectively.

13. Employment Benefit Plans

BNSF provides a funded, noncontributory qualified pension plan, the BNSF Retirement Plan, which covers most non-union employees, and an unfunded non-tax-qualified pension plan, the BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under these pension plans are based on years of credited service and the highest consecutive sixty months of compensation for the last ten years of salaried employment with BNSF. The Company also provides two funded, noncontributory qualified pension plans which cover certain union employees of the former The Atchison, Topeka and Santa Fe Railway Company. The benefits under these pension plans are based on elections made at the time the plans were implemented. BNSF’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes with respect to the funded plans.

Certain salaried employees of BNSF who have met age and years of service requirements are eligible for life insurance coverage and medical benefits, including prescription drug coverage, during retirement. This postretirement benefit plan, referred to as the retiree health and welfare plan, is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The basic life insurance plan is noncontributory and covers retirees only. Optional life insurance coverage is available for some retirees; however, the retiree is responsible for the full cost. BNSF’s policy is to fund benefits payable under the medical and life insurance plans as they come due. Generally, employees beginning salaried employment with BNSF subsequent to September 22, 1995, are not eligible for medical benefits during retirement.

Components of the net cost for these plans were as follows (in millions):

	Pension Benefits
	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Service cost	$28	$3	$28	$25
Interest cost	95	12	102	102
Expected return on plan assets	(108)	(14)	(107)	(112)
Amortization of net loss	–	4	24	16
Net cost recognized	$15	$5	$47	$31

	Retiree Health and Welfare Benefits
	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Service cost	$1	$–	$3	$2
Interest cost	13	2	15	18
Amortization of net loss	–	–	1	5
Amortization of prior service credit	–	–	(6)	(8)
Net cost recognized	$14	$2	$13	$17

The projected benefit obligation is the present value of benefit earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following table shows the change in projected benefit obligation (in millions):

	Pension Benefits
	Successor	Predecessor
Change in Benefit Obligation	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009

Projected benefit obligation at beginning of perioda	$1,986	$1,864	$1,840
Service cost	28	3	28
Interest cost	95	12	102
Actuarial loss	100	–	35
Benefits paid	(126)	(11)	(141)
Settlements	(15)	–	−
Projected benefit obligation at end of period	2,068	1,868	1,864
Component representing future salary increases	(63)	(51)	(53)
Accumulated benefit obligation at end of period	$2,005	$1,817	$1,811
a  Successor beginning balance includes fair value adjustment under acquisition method accounting.

	Retiree Health and Welfare Benefits
	Successor	Predecessor
Change in Benefit Obligation	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009

Projected benefit obligation at beginning of period	$265	$266	$269
Service cost	1	–	3
Interest cost	13	2	15
Plan participants’ contributions	6	1	9
Actuarial loss	18	–	–
Medicare subsidy	1	–	2
Benefits paid	(25)	(4)	(32)
Projected benefit obligation at end of period	$279	$265	$266

BNSF’s pension plans had accumulated and projected benefit obligations in excess of plan assets at December 31, 2010 and 2009.

The following table shows the change in plan assets of the plans (in millions):

	Pension Benefits
	Successor	Predecessor
Change in Plan Assets	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009

Fair value of plan assets at beginning of perioda	$1,342	$1,319	$1,034
Actual return on plan assets	206	13	160
Employer contributionsb	421	1	266
Benefits paid	(126)	(11)	(141)
Settlements	(15)	–	–
Fair value of plan assets at measurement date	$1,828	$1,322	$1,319
a  Successor beginning balance includes fair value adjustment under acquisition method accounting.
b  Other than contributions to the qualified pension plan, employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

	Retiree Health and Welfare Benefits
	Successor	Predecessor
Change in Plan Assets	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009

Fair value of plan assets at beginning of period	$–	$–	$–
Employer contributionsa	19	3	21
Plan participants’ contributions	6	1	9
Medicare subsidy	–	–	2
Benefits paid	(25)	(4)	(32)
Fair value of plan assets at measurement date	$–	$–	$–
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status, defined as plan assets less the projected benefit obligation (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	Successor	Predecessor	Successor	Predecessor
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Funded status (plan assets less projected benefit obligations)	$(240)	$(545)	$(279)	$(266)

Of the combined pension and retiree health and welfare benefits liability of $519 million and $811 million recognized as of December 31, 2010 and 2009, respectively, $29 million and $28 million was included in other current liabilities, respectively.

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to AOCI. Beginning in 2007, the Company recognized actuarial gains and losses and prior service credits in AOCI as they arose. The following table shows the pre-tax change in AOCI attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits
	Successor	Predecessor
Change in AOCI	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Beginning balancea	$–	$792	$834	$233
Measurement date adjustment pursuant to adoption of authoritative accounting guidance issued September 2006	–	–	–	(4)
Amortization of actuarial loss	–	(3)	(24)	(16)
Actuarial loss (gain)	2	–	(18)	621
Ending balance	$2	$789	$792	$834
a  Upon application of acquisition method accounting due to the Merger, the Company eliminated the beginning balance in AOCI.

	Retiree Health and Welfare Benefits
	Successor	Predecessor
Change in AOCI	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Beginning balancea	$–	$19	$14	$46
Measurement date adjustment pursuant to adoption of authoritative accounting guidance issued September 2006	–	–	–	1
Amortization of actuarial loss	–	–	(1)	(5)
Amortization of prior service credit	–	–	6	8
Actuarial loss (gain)	19	–	–	(36)
Ending balance	$19	$19	$19	$14
a  Upon application of acquisition method accounting due to the Merger, the Company eliminated the beginning balance in AOCI.

None of the actuarial losses from defined benefit pension plans or retiree health and welfare benefit plans in AOCI are required to be amortized into net periodic benefit cost over the next fiscal year. Pre-tax amounts currently recognized in AOCI consist of the following (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	Successor	Predecessor	Successor	Predecessor
	2010	2009	2010	2009

Net actuarial loss	$2	$792	$19	$25
Prior service credit	−	−	−	(6)
Pre-tax amount recognized in AOCI at December 31,	2	792	19	19
After-tax amount recognized in AOCI at December 31,	$1	$489	$12	$11

The assumptions used in accounting for the BNSF plans were as follows:

	Pension Benefits
	Successor	Predecessor
Assumptions Used to Determine Net Cost	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Discount rate	5.75%	5.75%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

	Retiree Health and Welfare Benefits
	Successor	Predecessor
Assumptions Used to Determine Net Cost	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Discount rate	5.75%	5.75%	5.75%	6.00%
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

	Pension Benefits		Retiree Health and Welfare Benefits
	Successor	Predecessor	Successor	Predecessor
Assumptions Used to Determine Benefit Obligations	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Discount rate	5.25%	5.75%	5.25%	5.75%
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

BNSF determined the discount rate based on year-end market yields of high-quality corporate bonds whose maturities match expected payments. The discount rate used for the 2011 calculation of net benefit cost decreased to 5.25 percent which reflects market conditions at the December 31, 2010, measurement date.

The expected long-term rate of return is the return the Company anticipates earning, net of plan expenses, over the period that benefits are paid. It reflects the rate of return on present investments and on expected contributions. In determining the expected long-term rate of return, BNSF considered the following: (i) forward looking capital market forecasts; (ii) historical returns for individual asset classes; and (iii) the impact of active portfolio management. The expected rate of return on plan assets was 8.00 percent and 7.50 percent for 2010 and 2011, respectively, and the Company does not expect any near-term significant changes to the current investment allocation of assets. However, unforeseen changes in the investment markets or other external factors could prompt changes in these estimates in future years.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and rate of return on plan assets:

Sensitivity Analysis
Change in Net Benefit Cost
Hypothetical Discount Rate Change	Pension	Retiree Health and Welfare
50 basis point decrease	$4 million increase	$300 thousand increase
50 basis point increase	$1 million increase	$400 thousand increase
Hypothetical Rate of Return on Plan Assets Change	Pension
50 basis point decrease	$8 million increase
50 basis point increase	$8 million decrease

The following table presents assumed health care cost trend rates:

	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Assumed health care cost trend rate for next year	9.00%	9.00%	9.00%	9.75%
Rate to which health care cost trend rate is expected to decline and remain	4.80%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2016	2016	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage- Point Increase	One Percentage- Point Decrease

Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$22	$(19)

BNSF’s asset allocation for its funded pension plans at December 31, 2010 and 2009, and the target allocation for 2010 by asset category are as follows:

	Target Allocation	Percentage of Pension Plan Assets
	Successor		Predecessor
	2010	2010	2009
Equity Securities	45 – 75%	60%	62%
Fixed Income Securities	25 – 45%	34	30
Real Estate	0 – 10%	6	8
Total		100%	100%

The general investment objective of BNSF’s funded pension plans is to grow the plan assets in relation to the plan liabilities while prudently managing the risk of a decrease in the plan’s assets relative to those liabilities. To meet this objective, the Company’s management has adopted the above asset allocation ranges. This allows flexibility to accommodate market changes in the asset classes within defined parameters.

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

Investments are stated at fair value. The various types of investments are valued as follows: (i) Equity securities are valued at the last trade price at primary exchange close time on the last business day of the year (Level 1 input). If the last trade price is not available, values are based on bid, ask/offer quotes from contracted pricing vendors, brokers, or investment managers (Level 3 input or Level 2 if corroborated). (ii) Corporate debt securities, government debt securities, and collateralized obligations and mortgage backed securities are valued based on institutional bid evaluations from contracted vendors. Where available, vendors use observable market-based data to evaluate prices (Level 2 input). This also applies to U.S. Treasury securities included in cash and cash equivalents. If observable market-based data is not available, unobservable inputs such as extrapolated data, proprietary models, and indicative quotes are used to arrive at estimated prices representing the price a dealer would pay for the security (Level 3 input). (iii) Shares of real estate commingled funds are valued at the quarterly net asset value of units held at year end. Net asset value is based on significant unobservable inputs such as discount rates, capitalization rates and cash flows (Level 3 input). (iv) Registered investment companies and common/collective trusts are valued at the daily net asset value of shares held at year end. Net asset value is considered a Level 1 input if net asset value is computed daily and redemptions at this value are available to all shareholders without restriction. Net asset value is considered a Level 2 input if the fund may restrict share redemptions under limited circumstances or if net asset value is not computed daily. Net asset value is considered a Level 3 input if shares could not be redeemed on the reporting date and net asset value can not be corroborated by trading activity.

The following table summarizes the investments of BNSF’s funded pension plans as of December 31, 2010, based on the inputs used to value them (in millions):

Asset Category	Total as of December 31, 2010	Level 1 Inputs a	Level 2 Inputs a		Level 3 Inputs a

Equity securities:
U.S.	$367	$367	$	−	$	−
International	322	322		−		−
Corporate debt securities	356	−		356		−
Registered investment companies	298	298		−		−
Government debt securities:
U.S.	150	−		149		1
International	8	−		8		−
Real estate	116	−		−		116
Common/collective trust	108	−		108		−
Collateralized obligations and mortgage backed securities (MBS)	64	−		61		3
Cash and cash equivalents	28	−		28		−
Totalb	$1,817	$987		$710		$120
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b Excludes $11 million accrued for dividend and interest receivable.

The table below sets forth a summary of changes in the fair value of Level 3 assets held by BNSF’s funded pension plans for the period January 1 – February 12, 2010 (Predecessor) (in millions):

Level 3 Inputs	Total	Real Estate	Collateralized Obligations & MBS

Balance as of December 31, 2009	$104	$103	$1
Actual return on plan assets:
Relating to assets still held at reporting date	−	−	−
Relating to assets sold during the period	−	−	−
Purchases, sales and settlements	1	−	1
Transfers out of Level 3	−	−	−
Balance as of February 12, 2010	$105	$103	$2

The table below sets forth a summary of changes in the fair value of Level 3 assets held by BNSF’s funded pension plans for the period February 13 – December 31, 2010 (Successor) (in millions):

Level 3 Inputs	Total	U.S. Government Debt Securities		Real Estate	Collateralized Obligations & MBS

Balance as of February 13, 2010	$105	$	−	$103	$2
Actual return on plan assets:
Relating to assets still held at reporting date	17		−	17	−
Relating to assets sold during the period	(4)		−	(4)	−
Purchases, sales and settlements	3		1	−	2
Transfers out of Level 3	(1)		−	−	(1) 1
Balance as of December 31, 2010	$120		$1	$116	$3

Comparative Prior Year Information

The following table summarizes the investments of BNSF’s funded pension plans as of December 31, 2009, based on the inputs used to value them (in millions):

Asset Category	Total as of December 31, 2009	Level 1 Inputs a	Level 2 Inputs a		Level 3 Inputs a

Equity securities:
U.S.	$443	$443	$	−	$	−
International	336	336		−		−
Corporate debt securities	157	−		157		−
Registered investment companies	34	23		11		−
Government debt securities
U.S.	113	−		113		−
International	1	−		1		−
Real estate	103	−		−		103
Collateralized obligations and mortgage backed securities (MBS)	78	−		77		1
Cash and cash equivalents	48	38		10		−
Total b	$1,313	$840		$369		$104
a  See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b  Excludes $6 million accrued for dividend and interest receivable.

The table below sets forth a summary of changes in the fair value of Level 3 assets held by BNSF’s funded pension plans for the year ended December 31, 2009 (in millions):

Level 3 Inputs	Total	U.S. Equity Securities		Corporate Debt Securities		Registered Investment Companies		Real Estate	Collateralized Obligations & MBS	Cash and Cash Equivalentsa

Balance as of December 31, 2008	$162		$1		$6		$2	$151	$4		$(2)
Actual return on plan assets:
Relating to assets still held at reporting date	(39)		−		2		−	(42)	(1)		2
Relating to assets sold during the period	(5)		(1)		−		−	(2) )	−		(2)
Purchases, sales and settlements	(8)		−		(3)		(2)	(4)	(1)		2
Transfers out of Level 3	(6)		−		(5)		−	−	(1)		−
Balance as of December 31, 2009	$104	$	−	$	−	$	−	$103	$1	$	−
a Balance at December 31, 2008, represents a temporary deficit in a securities lending program. As of December 31, 2009, the Company no longer participated in the program.

The Company is not required to make contributions to the BNSF Retirement Plan in 2011. The Company is required to make contributions of $9 million to its other funded pension plans. The Company expects to make benefit payments in 2011 of $8 million from its unfunded non-qualified pension plan.

The following table shows expected benefit payments from its defined benefit pension plans and expected claim payments and Medicare Part D subsidy receipts for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments	a	Expected Retiree Health and Welfare Payments	Expected Medicare Subsidy

2011	$158		$23	$(2)
2012	156		24	(3)
2013	158		24	(3)
2014	161		24	(3)
2015	158		24	(3)
2016–2020	761		118	(17)
aPrimarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Defined Contribution Plans
BNSF sponsors qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Non-union employees are eligible to receive an annual discretionary matching contribution of up to 30 percent of the first six percent of their contributions. Employer contributions are subject to a five-year length of service vesting schedule. BNSF’s 401(k) matching expense was $25 million, $3 million, $22 million and $29 million during the periods February 13 – December 31, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the years ended December 31, 2009 and 2008 (Predecessor), respectively.

Other
Under collective bargaining agreements, BNSF participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $55 million, $8 million, $54 million and $54 million during the periods February 13 – December 31, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the years ended December 31, 2009 and 2008 (Predecessor), respectively.

14. Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the period February 13 – December 31, 2010, the Company declared and paid dividends of $1,250 million to its parent company. For the period February 13 – December 31, 2010, the Company made cash payments of $579 million for income taxes to Berkshire.

15. Stock-Based Compensation

Predecessor
On April 15, 1999, BNSF shareholders approved the Burlington Northern Santa Fe 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, April 21, 2004 and April 19, 2006, BNSF shareholders approved the amendments to the Burlington Northern Santa Fe 1999 Stock Incentive Plan, which authorized additional awards of 9 million, 6 million, 7 million and 11 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Additionally, on April 18, 1996, BNSF shareholders approved the non-employee directors’ stock plan and authorized 900 thousand shares of BNSF common stock to be issued in connection with this plan.

No further grants of BNSF stock will be made under the BNSF stock-based compensation plans.

Under BNSF’s Predecessor stock plans, options were granted to directors, officers and salaried employees at the fair market value of BNSF’s common stock on the date of grant. Stock option grants generally vest ratably over three years and expire within ten years after the date of grant. Shares issued upon exercise of options were issued from treasury shares or from authorized but unissued shares.

Successor
Following the Merger, each outstanding stock option or share award of BNSF common stock was converted into an option or restricted stock unit of Berkshire Class B Common Stock, in accordance with a formula to convert such awards.

Additionally, following the Merger, the Berkshire Hathaway Inc. 2010 Umbrella Plan for BNSF Equity Plans became effective, authorizing approximately 16 million shares of Berkshire Class B Common Stock to be issued in connection with the conversion of BNSF stock options, restricted stock units and performance stock. Included in this amount is approximately 300 thousand shares for certain outstanding option awards that provide for a reload feature if the eligible employee pays all or a portion of the purchase price with Berkshire stock. In that event, the employee is issued new options to purchase additional shares of Berkshire Class B Common Stock equal to the number of shares of stock surrendered in such payment. Approximately 220 thousand shares of Berkshire Class B Common Stock were available for future reload grants at December 31, 2010.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options granted for the periods presented:

	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010			Year ended December 31, 2009	Year ended December 31, 2008

Weighted average expected life (years)	2.4		N/A		4.8	4.7
Weighted average expected volatility	26.0%		N/A	%	29.6%	24.0%
Weighted average expected dividend yield	0.00%		N/A	%	1.96%	1.50%
Weighted average risk free interest rate	0.73%		N/A	%	2.15%	3.09%
Weighted average fair value per share at date of grant	$13.29	$	N/A		$15.09	$22.92

Expected volatilities are based on historical volatility of Berkshire (Successor) and BNSF (Predecessor), implied volatilities from traded options and other factors. The Company uses historical experience with exercise and post-vesting employment termination behavior to determine the options’ expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.

A summary of the status of stock options is presented below (options in thousands, aggregate intrinsic value in millions):

Successor	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance at February 13, 2010	12,685	$52.14
Granted	78	80.67
Exercised	(1,706)	39.62
Cancelled	(54)	53.32
Balance at December 31, 2010	11,003	$54.28	5.51	$285
Options exercisable at December 31, 2010	8,486	$53.79	4.77	$224

Predecessor	Options	Weighted Average Exercise Prices

Balance at January 1, 2010	10,020	$68.24
Granted	−	−
Exercised	(544)	38.43
Cancelled	(21)	68.67
Balance at February12, 2010	9,455	$69.96

The total intrinsic value of options exercised was $71 million, $33 million, $87 million and $207 million during the periods February 13 – December 31, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the years ended December 31, 2009 and 2008 (Predecessor), respectively.

Other Incentive Programs
BNSF had other long-term incentive programs that utilized restricted shares/units. A summary of the status of restricted shares/units and the weighted average grant date fair values as of, and for the year ended December 31, 2010, is presented below (shares in thousands):

Successor	Time Based		Performance Based Units		Performance Stock		Total

Balance at February 13, 2010	364	$76.90	1,816	$76.90	884	$76.90	3,064	$76.90
Granted	−	−	−	−	−	−	−	−
Vested	(189)	76.90	(31)	76.90	−	−	(220)	76.90
Forfeited	−	−	(671)	76.90	(332)	76.90	(1,003)	76.90
Balance at December 31, 2010	175	$76.90	1,114	$76.90	552	$76.90	1,841	$76.90

Predecessor	Time Based		Performance Based Units		Performance Stock		Total

Balance at January 1, 2010	276	$74.89	1,365	$83.24	666	$79.67	2,307	$81.21
Granted	−	−	−	−	−	−	−	−
Vested	−	−	(4)	69.08	−	−	(4)	69.08
Forfeited	(5)	83.21	(7)	75.07	(6)	75.39	(18)	77.13
Balance at February 12, 2010	271	$74.72	1,354	$83.32	660	$79.71	2,285	$81.25

A summary of the weighted average grant date fair market values of the restricted share/units as of, and for the years ended December 31, 2009 and 2008 (Predecessor), is presented below:

Grant Date Fair Market Value of Awards Granted	Time Based	Performance Based Units	Performance Stock
Year ended December 31, 2009	$66.67	$64.97	$59.75
Year ended December 31, 2008	$102.06	$105.23	$100.13

A summary of the fair value of the restricted share/units vested during the periods February 13 – December 31, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the years ended December 31, 2009 and 2008 (Predecessor), respectively, is presented below:

Total Fair Value of Shares Vested (in millions)	Time Based		Performance Based Units		Performance Stock		Total

February 13 – December 31, 2010 (Successor)		$15		$2	$	−		$17
January 1 – February 12, 2010 (Predecessor)	$	−	$	−	$	−	$	−
Year ended December 31, 2009		$15		$14		$4		$33
Year ended December 31, 2008		$31		$30		$15		$76

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

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation cost, net of tax, recorded under the various stock incentive plans is shown in the following table (in millions):

	Successor	Predecessor
	February 13 – December 31, 2010	January 1 – February 12, 2010		Year ended December 31, 2009	Year ended December 31, 2008

Compensation cost	$114		$8	$41	$69
Income tax benefit	(40)		(3)	(15)	(25)
Total	$74		$5	$26	$44
Compensation cost capitalized	$4	$	−	$6	$6

Subsequent to the completion of the Merger, the Company immediately recognized $32 million of expense related to the excess fair value of the converted vested awards at the Merger date.

At December 31, 2010, there was $83 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 0.95 years.

16. Accumulated Other Comprehensive Income

The following table provides the components of accumulated other comprehensive income (in millions):

	Successor	Predecessor
	December 31, 2010	December 31, 2009

Unrecognized actuarial losses and prior service credit, net of tax (see Note 13)	$(13)	$(500)
Fuel/interest hedge mark-to-market, net of tax (see Note 4)	41	10
Accumulated other comprehensive loss of equity method investees	(1)	(6)
Total accumulated other comprehensive income (loss)	$27	$(496)

17. Quarterly Financial Data—Unaudited

Dollars in millions

	Successor				Predecessor
2010	Fourth	Third	Second	February 13 – March 31	January 1 – February 12

Revenues	$4,501	$4,391	$4,094	$2,073	$1,791
Operating income	$1,167	$1,261	$1,086	$539	$451
Net income	$644	$706	$603	$282	$224

	Predecessor
2009	Fourth	Third	Second	First

Revenues	$3,681	$3,595	$3,316	$3,424
Operating income	$895	$901	$797	$669
Net income	$536	$488	$404	$293

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

Management’s Report on Internal Control Over Financial Reporting
The management of BNSF is responsible for establishing and maintaining adequate internal control over financial reporting. BNSF’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of BNSF’s financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.

Management assessed the effectiveness of the BNSF’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, management concluded that as of December 31, 2010, BNSF’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting
As of the period covered by this report, the Company has concluded that there have been no changes in BNSF’s internal control over financial reporting that occurred during BNSF’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
The following table presents the fees incurred by BNSF, including its majority-owned subsidiaries, for services provided by Deloitte and Touche LLP, the independent registered public accounting firm, for the twelve months ended December 31, 2010, and PricewaterhouseCoopers LLP, the independent registered public accounting firm, for the twelve months ended December 31, 2009 (in thousands):

	2010	2009

Audit fees	$2,222	$2,790
Tax fees	13	79
All other fees	−	78
Total	$2,235	$2,947

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit and tax planning for specific transactions or potential transactions of the Company.

All Other Fees
All other fees consist of professional services for a benchmarking study and a limited design review of certain aspects of an ERP system implemented in 2009.

Pre-Approval Policies and Procedures
The Registrant is an indirect, wholly owned subsidiary of Berkshire Hathaway Inc. and does not have an audit committee. During 2010, the Audit Committee of Berkshire Hathaway Inc. following the February 12, 2010 Merger, and during 2009 and in 2010 up to the Merger, the Audit Committee of Burlington Northern Santa Fe Corporation or the Audit Committee’s Chairman, pre-approved all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

1.	Consolidated Financial Statements—see Item 8.

Schedules are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.

2.	Exhibits:

See Index to Exhibits beginning on page E-1 for a description of the exhibits filed as a part of this Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Santa Fe, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Burlington Northern Santa Fe, LLC
	By:	/s/ Matthew K. Rose
Dated: February 28, 2011		Matthew K. Rose Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe, LLC and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose	Chairman and Chief Executive Officer
Matthew K. Rose	(Principal Executive Officer), and Manager

/s/ Thomas N. Hund	Executive Vice President and Chief Financial Officer
Thomas N. Hund	(Principal Financial Officer), and Manager

/s/ Julie A. Piggott	Vice President-Planning & Studies and Controller
Julie A. Piggott	(Principal Accounting Officer)

/s/ Warren E. Buffett*	Manager
Warren E. Buffett

/s/ Gregory C. Fox	Manager
Gregory C. Fox

/s/ Marc D. Hamburg*	Manager
Marc D. Hamburg

/s/ Carl R. Ice	Manager
Carl R. Ice

/s/ John P. Lanigan, Jr.	Manager
John P. Lanigan, Jr.

/s/ Roger Nober	Manager
Roger Nober

*	By:	/s/ Roger Nober
Dated: February 28, 2011		Roger Nober Executive Vice President Law and Secretary

S-1

Burlington Northern Santa Fe, LLC and Subsidiaries

Exhibit Index

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
	2.1	Agreement and Plan of Merger by and among Berkshire Hathaway Inc., R Acquisition Company, LLC, and Burlington Northern Santa Fe Corporation, dated November 2, 2009.	8-K	11/3/2009	1-11535	2.1
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	1-11535	3.1
	3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010.	8-K	2/16/2010	1-11535	3.4
	3.3	Written Consent of the Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Operating Agreement.	8-K	4/8/2010	1-11535	3.1
(4)	Instruments defining the rights of security holders, including indentures
	4.1	Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee.	S-3	2/8/1999	333-72013	4
	4.2	Form of BNSF’s 6 3/4% Debentures Due March 15, 2029.	10-K	3/31/1999	1-11535	4.3
	4.3	Form of BNSF’s 6.70% Debentures Due August 1, 2028.	10-K	3/31/1999	1-11535	4.4
	4.4	Form of BNSF’s 8.125% Debentures Due April 15, 2020.	10-K	2/12/2001	1-11535	4.6
	4.5	Form of BNSF’s 7.95% Debentures Due August 15, 2030.	10-K	2/12/2001	1-11535	4.7
	4.6	Form of BNSF’s 6.75% Notes Due July 15, 2011.	10-Q	8/3/2001	1-11535	4.1
	4.7	Form of BNSF’s 5.90% Notes Due July 1, 2012.	10-Q	8/9/2002	1-11535	4.1
	4.8	Form of BNSF’s 4.30% Notes Due July 1, 2013. ‡
	4.9	Officers’ Certificate of Determination as to the terms of BNSF’s 4.875% Notes Due January 15, 2015, including Exhibit A thereto, the form of the Notes.	8-K	12/9/2004	1-11535	4.1
	4.10	Indenture, dated as of December 8, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	S-3 ASR	12/8/2005	333-130214	4.1
	4.11	Certificate of Trust of BNSF Funding Trust I, executed and filed by U.S. Bank Trust National Association, Linda Hurt and James Gallegos, as Trustees.	S-3 ASR	12/8/2005	333-130214	4.3
	4.12	Amended and Restated Declaration of Trust of BNSF Funding Trust I, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.4
	4.13	Guarantee Agreement between BNSF and U.S. Bank Trust National Association, as Guarantee Trustee, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.5
	4.14	First Supplemental Indenture, dated as of December 15, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	8-K	12/15/2005	1-11535	4.6

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.15	Agreement as to Expenses and Liabilities dated as of December 15, 2005, between BNSF and BNSF Funding Trust I.	8-K	12/15/2005	1-11535	4.4 (Exhibit C)
4.16	Form of BNSF Funding Trust I’s 6.613% Trust Preferred Securities.	8-K	12/15/2005	1-11535	4.4 (Exhibit D)
4.17	Officer’s Certificate of Determination as to the terms of BNSF’s 6.20% Debentures Due August 15, 2036, including the form of the Debentures.	10-Q	10/24/2006	1-11535	4.1
4.18	First Supplemental Indenture, dated as of April 13, 2007, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Trust Company, N.A., as Trustee.	8-K	4/13/2007	1-11535	4.1
4.19	Officer’s Certificate of Determination as to the terms of BNSF’s 5.65% Debentures due May 1, 2017, and 6.15% Debentures Due May 1, 2037, including the forms of the Debentures.	8-K	4/13/2007	1-11535	4.2
4.20	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/14/2008	1-11535	4.1
4.21	Officer’s Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 18, 2018, including the form of the Notes.	8-K	3/14/2008	1-11535	4.2
4.22	Third Supplemental Indenture, dated as of December 3, 2008, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/3/2008	1-11535	4.1
4.23	Officer’s Certificate of Determination as to the terms of BNSF’s 7.00% Debentures due February 1, 2014.	8-K	12/3/2008	1-11535	4.2
4.24	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee including the form of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.1
4.25	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.2
4.26	Fifth Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	2/16/2010	1-11535	4.1
4.27	Second Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and U.S. Bank Trust National Association.	8-K	2/16/2010	1-11535	4.2
4.28	Sixth Supplemental Indenture, dated as of May 17, 2010, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/17/2010	1-11535	4.1
4.29	Certificate of Determination as to the terms of BNSF’s 5.75% Debentures due May 1, 2040.	8-K	5/17/2010	1-11535	4.2
4.30	Seventh Supplemental Indenture, dated as of September 10, 2010, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/10/2010	1-11535	4.1

Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
	4.31	Certificate of Determination as to the terms of BNSF’s 3.60% Debentures due September 1, 2020 and 5.05% Debentures due March 1, 2041.	8-K	9/10/2010	1-11535	4.2

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

(10)	Material Contracts
	10.23	Replacement Capital Covenant, dated as of December 15, 2005, by BNSF in favor of and for the benefit of each Covered Debtholder (as defined therein).	10-K	2/17/2006	1-11535	10.41
(12)	Statements re: Computation of Ratios
	12.1	Computation of Ratio of Earnings to Fixed Charges. ‡
(16)	Letter re change in certifying accountant
	16.1	Letter from PricewaterhouseCoopers LLP addressed to the Securities and Exchange Commission, dated as of February 16, 2010.	8-K	2/16/2010	1-11535	16.1
(23)	Consents of experts and counsel
	23.1	Consent of Deloitte & Touch LLP. ‡
	23.2	Consent of PricewaterhouseCoopers LLP. ‡
(24)	Power of Attorney
	24.1	Power of Attorney. ‡
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Principal Executive Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). ‡
	31.2	Principal Financial Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). ‡
(32)	Section 1350 Certifications
	32.1	Certification Pursuant to Rule 13a-14(b) and 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). ‡

‡	Filed herewith