Form 10-Q
period 2011-03-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2011-05-06
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2011
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
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2011	February 13 – March 31, 2010	January 1 – February 12, 2010

Revenues	$4,533	$2,073	$1,791

Operating expenses:
Compensation and benefits	1,075	530	442
Fuel	939	330	329
Purchased services	547	250	279
Depreciation and amortization	446	227	192
Equipment rents	192	102	97
Materials and other	230	95	1
Total operating expenses	3,429	1,534	1,340
Operating income	1,104	539	451
Interest expense	136	63	72
Other expense, net	3	−	2

Income before income taxes	965	476	377
Income tax expense	358	194	153
Net income	$607	$282	$224

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	Successor
	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,258	$2,087
Accounts receivable, net	1,060	928
Materials and supplies	727	652
Current portion of deferred income taxes	200	317
Other current assets	319	193
Total current assets	3,564	4,177

Property and equipment, net of accumulated depreciation of $866 and $660, respectively	45,847	45,486
Goodwill	14,803	14,803
Intangible assets, net	1,654	1,732
Other assets	2,276	2,449
Total assets	$68,144	$68,647

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,680	$2,768
Long-term debt due within one year	683	699
Total current liabilities	3,363	3,467

Deferred income taxes	14,393	14,307
Long-term debt	11,196	11,281
Intangible liabilities, net	1,716	1,790
Casualty and environmental liabilities	909	938
Pension and retiree health and welfare liability	482	490
Other liabilities	930	867
Total liabilities	32,989	33,140
Commitments and contingencies (see Notes 2, 6 and 7)
Equity:
Additional paid-in capital	34,495	34,495
Retained earnings	592	985
Accumulated other comprehensive income	68	27
Total equity	35,155	35,507
Total liabilities and equity	$68,144	$68,647

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Successor			Predecessor
	Three Months Ended March 31, 2011	February 13 – March 31, 2010		January 1 – February 12, 2010

OPERATING ACTIVITIES
Net income	$607	$282		$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	446	227		192
Deferred income taxes	196	(35)		127
Long-term casualty and environmental liabilities, net	(19)	(25)		(2)
Other, net	(64)	(34)		(78)
Changes in current assets and liabilities:
Accounts receivable, net	(132)	(116)		(21)
Materials and supplies	(74)	(4)		3
Other current assets	(126)	28		(123)
Accounts payable and other current liabilities	(13)	424		(258)
Net cash provided by operating activities	821	747		64

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(444)	(202)		(137)
Acquisition of equipment	(63)	(81)		(67)
Other, net	(91)	(219)		68
Net cash used for investing activities	(598)	(502)		(136)

FINANCING ACTIVITIES
Payments on long-term debt	(52)	(31)		(30)
Dividends paid	(1,000)	−		(226)
Proceeds from stock options exercised	−	−		21
Excess tax benefits from equity compensation plans	−	−		9
Net cash used for financing activities	(1,052)	(31)		(226)
(Decrease) increase in cash and cash equivalents	(829)	214		(298)
Cash and cash equivalents:
Beginning of period	2,087	971		1,269
End of period	$1,258	$1,185		$971

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$187	$75		$97
Income taxes paid, net of refunds	$1	$4	$	−
Non-cash asset financing	$1	$4		$8

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

Successor	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity

Balance at December 31, 2010	$34,495	$985	$27	$35,507
Dividend paid to Parent	–	(1,000)	–	(1,000)
Comprehensive income:
Net income	–	607	–	607
Change in fuel hedge mark-to-market, net of tax expense of $25	–	–	40	40
Change in accumulated other comprehensive income of equity method investees	–	–	1	1
Total comprehensive income				648
Balance at March 31, 2011	$34,495	$592	$68	$35,155

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2010, including the financial statements and notes thereto. Burlington Northern Santa Fe, LLC (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of March 31, 2011 (Successor), and the results of operations for the three months ended March 31, 2011 (Successor), and the periods February 13 – March 31, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor).

Subsequent Event

Related Party Transaction

In April 2011, BNSF declared a dividend of $1 billion to its parent company, which will be paid in May 2011.

2.    Derivative Activities

The Company uses derivative financial instruments to hedge against increases in diesel fuel prices. The Company does not use derivative financial instruments for trading or speculative purposes. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by authoritative accounting guidance related to derivatives and hedging, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income (AOCI) as a separate component of equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

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

BNSF monitors its derivative instrument positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A or higher as of March 31, 2011. The maximum amount of loss the Company could incur from credit risk based on the gross fair value of derivative instruments in asset positions as of March 31, 2011, and December 31, 2010, was $151 million and $87 million, respectively. Other than as disclosed under the heading “Fuel; Total Fuel-Derivative Activities,” the Company’s derivative agreements do not include provisions requiring collateral. Certain of the Company’s derivative instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. As such, the Company’s net asset exposure to counterparty credit risk was $151 million and $86 million as of March 31, 2011, and December 31, 2010, respectively.

Additional disclosure related to derivative instruments is included in Note 10 to the Consolidated Financial Statements.

The amounts recorded in the Consolidated Balance Sheets for derivative transactions were as follows, presented net of any master netting arrangements (in millions):

	Successor
	March 31, 2011	December 31, 2010

Short-term derivative asset	$143	$69
Long-term derivative asset	8	17
Short-term derivative liability	−	(4)
Total derivatives	$151	$82

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions):

Fair Value of Derivative Instruments
Asset Derivatives

	Successor
	March 31, 2011	December 31, 2010	Balance Sheet Location

Asset derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$127	$60	Other current assets
Fuel contracts	8	17	Other assets
Total asset derivatives designated as hedging instruments under ASC 815-20	$135	$77

Asset derivatives not designated as hedging instruments under ASC 815-20
Fuel contracts	$16	$10	Other current assets
Total asset derivatives not designated as hedging instruments under ASC 815-20	$16	$10

Total asset derivatives	$151	$87

Liability Derivatives

		Successor
		March 31, 2011	December 31, 2010	Balance Sheet Location

Liability derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$	−	$1	Other current assets
Fuel contracts		−	4	Accounts payable and other current liabilities
Total liability derivatives designated as hedging instruments under ASC 815-20	$	−	$5

Total liability derivatives	$	−	$5

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Effects of Derivative Instruments Gains and Losses

Derivatives in ASC 815-20 Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Successor		Predecessor
	Three Months Ended March 31, 2011	February 13 – March 31, 2010	January 1 – February 12, 2010
Fuel Contracts	$90	$74	$(79)
Total derivatives	$90	$74	$(79)

		Amount of Gain or (Loss) Recognized from AOCI into Income (Effective Portion)
		Successor		Predecessor
	Location of Gain or (Loss) Recognized from AOCI into Income	Three Months Ended March 31, 2011	February 13 – March 31, 2010	January 1 – February 12, 2010
Fuel Contracts	Fuel expense	$25	$13	$(6)
Total derivatives		$25	$13	$(6)

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
		Successor		Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	Three Months Ended March 31, 2011	February 13 – March 31, 2010	January 1 – February 12, 2010
Fuel Contracts	Fuel expense	$(6)	$8	$(7)
Total derivatives		$(6)	$8	$(7)
a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Derivatives Not Designated as Hedging Instruments under ASC 815-20

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Successor			Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	Three Months Ended March 31, 2011	February 13 – March 31, 2010		January 1 – February 12, 2010
Fuel Contracts	Fuel expense	$9	$13	$	−
Total derivatives		$9	$13	$	−

As of March 31, 2011, the Company estimates that within the next twelve months approximately $126 million in pre-tax hedge instrument gains will be reclassified from accumulated other comprehensive income into earnings.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Fuel

Fuel costs represented 27 percent, 22 percent and 25 percent of total operating expenses during the three months ended March 31, 2011 (Successor), and the periods February 13 – March 31, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor), respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into derivative instruments to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel derivatives include the use of derivatives that are accounted for as cash flow hedges. The Company enters into fuel-derivative instruments based on management’s evaluation of current and expected diesel fuel price trends with the intent of protecting operating margins and overall profitability from adverse fuel price changes. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices.

Total Fuel-Derivative Activities

As of March 31, 2011, BNSF’s total fuel-derivative positions for the remainder of 2011 and 2012, of which the majority are designated as cash flow hedges, covered approximately 19 percent and 3 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Derivative positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. As of March 31, 2011, and December 31, 2010, BNSF had entered into fuel-derivative agreements covering approximately 223 million gallons and 284 million gallons, respectively.

Certain of the Company’s fuel-derivative instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). The aggregate fair value of all open fuel-derivative instruments under these provisions was in a net asset position of $1 million on March 31, 2011, and in a net liability position of $4 million on December 31, 2010. The fair value positions at both March 31, 2011, and December 31, 2010 were below the collateral threshold; therefore, there was no posted collateral outstanding at either date.

The Company utilizes a market approach using the forward commodity price for the periods hedged to value its fuel-derivative swaps and costless collars. As such, the fair values of these instruments are classified as Level 2 valuations under authoritative accounting guidance related to fair value measurements.

3.    Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, including receivables transferred to the accounts receivable securitization program master trust (discussed below), reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At March 31, 2011, and December 31, 2010, $24 million and $27 million, respectively, of such allowances had been recorded.

At March 31, 2011, and December 31, 2010, $24 million and $22 million, respectively, of accounts receivable were greater than 90 days old.

Accounts Receivable Securitization Program

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF Railway’s total capacity to sell undivided interests to investors under the A/R securitization program was $200 million at March 31, 2011, which was comprised of two $100 million facilities which were entered into in November 2010 and terminate in November 2011. Each of the financial institutions providing credit for the facilities is rated Aa2/A+ or higher. The amount of undivided interests in the accounts receivable sold by BNSF Railway to investors fluctuates based on borrowing needs. Additionally, if the combined dilution and delinquency percentages exceed an established threshold, there would be an impact on the amount of undivided interest that BNSF Railway could sell. At March 31, 2011, the effective capacity under the A/R securitization program was $200 million.

The A/R securitization program master trust is considered a variable interest entity (VIE) as it does not retain sufficient equity to finance its activities without the support of BNSF Railway. BNSF Railway has a variable interest in the master trust as it absorbs any losses related to the receivables transferred in the event of default. BNSF Railway is the primary beneficiary of the VIE as it (1) directs the amount of undivided interest in receivables sold to investors by the master trust, and thus holds the power to direct the activities of the master trust that most significantly impact performance and (2) has the obligation to absorb the losses in the event of defaulted receivables, which could potentially be significant to the master trust. As the primary beneficiary of the master trust, BNSF Railway fully consolidates the master trust.

As of March 31, 2011 and December 31, 2010, there were no outstanding undivided interests held by investors under the A/R securitization program; thus, no asset or related liability was recorded in the Company’s Consolidated Balance Sheets. Additionally, during the three months ended March 31, 2011 (Successor), and the periods February 13 – March 31, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor), there were no cash flow activities related to the A/R securitization program.

BNSF Railway does not provide financial support to the master trust that it was not previously contractually obligated to provide.

4.    Other Intangible Assets and Liabilities

Amortized intangible assets and liabilities were as follows (in millions):

	Successor
	As of March 31, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets	$2,013	$359	$2,013	$281
Amortized intangible liabilities	$2,056	$340	$2,056	$266

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Amortization of intangible assets and liabilities was as follows (in millions):

	Successor			Predecessor
	Three Months Ended March 31, 2011	February 13 – March 31, 2010		January 1 – February 12, 2010

Amortization of intangible assets	$78	$51	$	−
Amortization of intangible liabilities	$74	$40	$	−

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities

Remainder of 2011	$234	$219
2012	$306	$282
2013	$306	$252
2014	$306	$179
2015	$54	$115

5.    Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a VIE, with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of March 31, 2011, the assets of the unconsolidated Partnership totaled approximately $740 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of March 31, 2011 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$547	$148	$547

Of the remaining commitments, $130 million is due at the end of 2012 and $18 million is due at the end of 2013.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
6.    Debt

Revolving Credit Facility and Commercial Paper

As of March 31, 2011, the Company had borrowing capacity of up to $1.2 billion under its long-term revolving bank credit facility, which expires in September 2012. Annual facility fees are currently 0.07 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving bank credit facility. At March 31, 2011, the Company was in compliance with these covenants.

At March 31, 2011, there were no borrowings under the revolving credit facility.

BNSF issues commercial paper from time to time. Outstanding commercial paper reduces the amount of borrowing capacity available under the revolving bank credit facility. The classification of commercial paper is determined by the Company’s ability and intent to use long-term or short-term funding sources to settle the obligations at maturity.

There was no commercial paper outstanding at March 31, 2011, or December 31, 2010; therefore, the total borrowing capacity available under the revolving bank credit facility was $1.2 billion.

Notes and Debentures

In March 2011, the Board of Managers (the Board) of the Company authorized an additional $1.5 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission, for a total of $2.25 billion of debt securities authorized to be issued at March 31, 2011.

Fair Value of Debt Instruments

At March 31, 2011, and December 31, 2010, the fair value of BNSF’s debt, excluding capital leases and unamortized gains on interest rate swaps, was $10,675 million and $10,761 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases, was $10,404 million and $10,446 million, respectively. The fair value of BNSF’s debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities.

Guarantees

As of March 31, 2011, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2011, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amounta	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$2	b
Chevron Phillips Chemical Company, LP	0.0%	N/Ad	N/Ad	N/Ad	6	$10	c
All other	0.0%	$1	$1	$–	Various	$–
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

All Other

As of March 31, 2011, BNSF guaranteed $1 million of other debt and leases. These guarantees expire between 2011 and 2013.

Indemnities

In the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. The Company believes that these clauses are generally customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Despite the uncertainty whether events which would trigger the indemnification obligations would ever occur, the Company does not believe that these indemnity agreements will have a material adverse effect on the Company’s results of operations, financial position or liquidity. Additionally, the Company believes that, due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty. However, the fair value of any such amount would be immaterial to the Consolidated Financial Statements. Agreements that contain unique circumstances, particularly agreements that contain guarantees that indemnify for another party’s acts are disclosed separately, if appropriate. Unless separately disclosed above, no fair value liability related to indemnities has been recorded in the Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $5 billion as of March 31, 2011.

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

Other than the fair value adjustments recorded in the application of acquisition method accounting related to the Merger, as discussed in Note 1 to the Consolidated Financial Statements, BNSF records an undiscounted liability for personal injury claims when the expected loss is both probable and reasonably estimable. The liability and ultimate expense projections are estimated using standard actuarial methodologies. Liabilities recorded for unasserted personal injury claims are based on information currently available. Due to the inherent uncertainty involved in projecting future events such as the number of claims filed each year, developments in judicial and legislative standards and the average costs to settle projected claims, actual costs may differ from amounts recorded. Expense accruals and any required adjustments are classified as materials and other in the Consolidated Statements of Income.

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

Based on BNSF’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted asbestos claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985), which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF specific data that was the basis for the study. BNSF projects that approximately 60, 80 and 95 percent of the future unasserted asbestos claims will be filed within the next 10, 15 and 25 years, respectively.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Successor		Predecessor
	Three Months Ended March 31, 2011	February 13 – March 31, 2010	January 1 – February 12, 2010

Beginning balance	$575	$664	$632
Accruals	7	5	10
Payments	(19)	(21)	(9)
Ending balance	$563	$648	$633

At March 31, 2011, $135 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $500 million to $655 million. However, BNSF believes that the $563 million recorded is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Although the final outcome of personal injury matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, the occurrence of a number of these items in the same period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in commercial paper, time deposits and money market accounts. At March 31, 2011, there was $478 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with $490 million at December 31, 2010.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 275 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of March 31, 2011, was $12 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Successor		Predecessor
	Three Months Ended March 31, 2011	February 13 – March 31, 2010	January 1 – February 12, 2010

Beginning balance	$578	$514	$517
Accruals	5	1	6
Payments	(12)	(10)	(9)
Ending balance	$571	$505	$514

At March 31, 2011, $90 million was included in current liabilities.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at March 31, 2011, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $425 million to $855 million. However, BNSF believes that the $571 million recorded at March 31, 2011, is the best estimate of the Company’s future obligation for environmental costs.

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

8.    Employment Benefit Plans

Components of the net cost for the periods presented below were as follows (in millions):

	Pension Benefits
	Successor		Predecessor
Net Cost	Three Months Ended March 31, 2011	February 13 – March 31, 2010	January 1 – February 12, 2010

Service cost	$8	$4	$3
Interest cost	26	14	12
Expected return on plan assets	(30)	(13)	(14)
Amortization of net loss	–	–	4
Net cost recognized	$4	$5	$5

	Retiree Health and Welfare Benefits
	Successor		Predecessor
Net Cost	Three Months Ended March 31, 2011	February 13 – March 31, 2010	January 1 – February 12, 2010

Interest cost	$4	$2	$2
Net cost recognized	$4	$2	$2

9.    Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the three months ended March 31, 2011, the Company declared and paid dividends of $1 billion to its parent company.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Successor		Predecessor
	Three Months Ended March 31, 2011	February 13 – March 31, 2010	January 1 – February 12, 2010

Net income	$607	$282	$224
Other comprehensive income:
Change in unrecognized prior service credit and actuarial losses, net of tax (see Note 8)	–	–	2
Change in fuel/interest hedge mark-to-market, net of tax (see Note 2)	40	37	(45)
Change in accumulated other comprehensive income of equity method investees	1	–	2
Total comprehensive income	$648	$319	$183

The following table provides the components of accumulated other comprehensive income (loss) (in millions):

	Successor
	March 31, 2011	December 31, 2010

Unrecognized prior service credit and actuarial losses, net of tax (see Note 8)	$(13)	$(13)
Fuel hedge mark-to-market, net of tax (see Note 2)	81	41
Accumulated other comprehensive loss of equity method investees	–	(1)
Total accumulated other comprehensive income (loss)	$68	$27

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

Berkshire’s cost of acquiring BNSF has been pushed-down to establish a new accounting basis for BNSF. Accordingly, the accompanying interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The following narrative analysis of results of operations includes a comparative analysis of the three months ended March 31, 2011 (Successor), with the period of February 13 – March 31, 2010 (Successor), and a brief discussion of the factors that materially affected the Company’s operating results in the Predecessor period of January 1 – February 12, 2010.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)			Cars / Units (in thousands)
	Successor		Predecessor	Successor		Predecessor
	Three Months Ended March 31, 2011	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2011	February 13 – March 31, 2010	January 1 – February 12, 2010

Consumer Products	$1,328	$577	$515	1,066	502	453
Coal	1,214	546	442	583	310	259
Agricultural Products	949	471	417	276	143	126
Industrial Products	914	422	352	352	167	139
Total Freight Revenues	4,405	2,016	1,726	2,277	1,122	977
Other Revenues	128	57	65
Total Operating Revenues	$4,533	$2,073	$1,791

	Average Revenue Per Car / Unit
	Successor		Predecessor
	Three Months Ended March 31, 2011	February 13 – March 31, 2010	January 1 – February 12, 2010

Consumer Products	$1,246	$1,149	$1,137
Coal	2,082	1,761	1,707
Agricultural Products	3,438	3,294	3,310
Industrial Products	2,597	2,527	2,532
Total Freight Revenues	$1,935	$1,797	$1,767

Fuel Surcharges

Freight revenues include both revenue for transportation services and fuel surcharges. BNSF’s fuel surcharge program is intended to recover its incremental fuel costs when fuel prices exceed a threshold fuel price. Fuel surcharges are calculated differently depending on the type of commodity transported. BNSF has two standard fuel surcharge programs –Percent of Revenue and Mileage-Based. In addition, in certain commodities, fuel surcharge is calculated using a fuel price from a time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ significantly.

The following table presents fuel surcharge and fuel expense information (in millions):

	Successor		Predecessor
	Three Months Ended March 31, 2011	February 13 – March 31, 2010	January 1 – February 12, 2010

Total fuel expense a	$939	$330	$329
BNSF fuel surcharges	$582	$230	$192
a  Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel derivatives, which do not impact the fuel surcharge program.

Beginning January 1, 2011, BNSF reset the strike price, the Highway Diesel Fuel (HDF) price at which BNSF assesses a fuel surcharge, from $1.25 per gallon to $2.50 per gallon for BNSF’s mileage-based and percent-of-revenue fuel surcharge programs for Agricultural Products, Industrial Products, Coal and Automotive shipments. This change includes an appropriate adjustment of the underlying base shipment rates to reflect the new strike price. BNSF also instituted a program that compensates customers when HDF falls below the strike price for an extended period.

Successor Periods of the Three Months Ended March 31, 2011 vs the Period of February 13 – March 31, 2010

Revenues

Revenues for the three months ended March 31, 2011, were $4,533 million, up 119 percent as compared with the period of February 13 – March 31, 2010. The increase in revenues is directly attributable to comparing operating results for a 90-day period to one consisting of 47 days, which primarily causes most of the 103-percent increase in unit volumes. The following changes in underlying trends, based on a comparable number of days, also impacted the change in revenues:

▪	Consumer Products revenues included increased unit volumes within international intermodal, domestic intermodal and automotive.

▪	Coal revenues reflected slightly lower unit volumes.

▪	Industrial Products revenues included increased unit volumes primarily due to increased demand in construction products.

▪	Agricultural Products revenues reflected increased wheat shipments.

▪	Average revenue per car / unit increased for each of the four business units as a result of higher fuel surcharges, which was driven by increased fuel prices, and increased rate per car / unit.

Expenses

Operating expenses for the three months ended March 31, 2011, were $3,429 million, an increase of $1,895 million, or 124 percent, as compared with the period of February 13 – March 31, 2010. The majority of this increase is due to comparing expenses for a 90-day period to one consisting of 47 days. The following changes in underlying trends, based on a comparable number of days, also impacted the change in expenses:

▪	Increased unit volumes and wage and health and welfare inflation contributed to the increase in compensation and benefits expenses.

▪	Fuel expenses were impacted by higher fuel prices as well as increased locomotive fuel consumption from improved unit volumes.

▪	Higher volume-related costs, including purchased transportation for BNSF Logistics, a wholly-owned, third-party logistics company, increased purchased services expenses.

▪	Higher locomotive and freight car material costs and higher employee relocation and crew transportation costs increased material and other expenses.

▪	There were no significant changes in the underlying trends for depreciation and amortization expenses or equipment rents expenses.

▪
The effective tax rate for the three months ended March 31, 2011, was 37.1 percent, compared with 40.8 percent for the period of February 13 – March 31, 2010. The 2010 tax rate included a charge related to the enactment of the Patient Protection and Affordable Care Act in March 2010, which eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. The effective tax rate in 2011 also decreased as a result of state law tax changes and low-income housing partnership benefits.

Predecessor Period of January 1 – February 12, 2010

Significant changes in the underlying trends affecting the Company’s revenues and expenses during the Predecessor period of January 1 – February 12, 2010, were as follows:

▪	Purchased services expenses included $62 million in Merger-related legal and consulting fees. See Note 1 to the Consolidated Financial Statements for more information related to the Merger.

▪	Sale of a line segment in the State of Washington was completed, resulting in a gain to materials and other expenses of $74 million.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws.

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•	Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability and cost of capital; changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF’s supplier base, and effects due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, changes in fuel prices and other key materials and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment;

•	Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services; the ultimate outcome of shipper and rate claims subject to adjudication; or claims, investigations or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations; losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases; the release of hazardous materials, environmental contamination and damage to property; regulation, restrictions or caps, or other controls of diesel emissions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations; and

•	Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; constraints due to the nation’s aging infrastructure; disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s or other railroads’ operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Date:  May 6, 2011

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