Form 10-Q
period 2011-06-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2011-08-05
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2011
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
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Successor		Successor		Predecessor
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	February 13 – June 30, 2010	January 1 – February 12, 2010
Revenues	$4,790	$4,094	$9,323	$6,167	$1,791

Operating expenses:
Compensation and benefits	1,072	973	2,147	1,503	442
Fuel	1,096	762	2,035	1,092	329
Purchased services	549	515	1,096	765	279
Depreciation and amortization	450	434	896	661	192
Equipment rents	191	187	383	289	97
Materials and other	223	137	453	232	1
Total operating expenses	3,581	3,008	7,010	4,542	1,340
Operating income	1,209	1,086	2,313	1,625	451
Interest expense	138	110	274	173	72
Other expense, net	1	2	4	2	2

Income before income taxes	1,070	974	2,035	1,450	377
Income tax expense	380	371	738	565	153
Net income	$690	$603	$1,297	$885	$224

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	Successor
	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,783	$2,087
Accounts receivable, net	1,007	928
Materials and supplies	731	652
Current portion of deferred income taxes	233	317
Other current assets	258	193
Total current assets	4,012	4,177

Property and equipment, net of accumulated depreciation of $806 and $660, respectively	46,563	45,486
Goodwill	14,803	14,803
Intangible assets, net	1,575	1,732
Other assets	2,136	2,449
Total assets	$69,089	$68,647

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,163	$2,768
Long-term debt due within one year	669	699
Total current liabilities	3,832	3,467

Deferred income taxes	14,635	14,307
Long-term debt	11,847	11,281
Intangible liabilities, net	1,643	1,790
Casualty and environmental liabilities	901	938
Pension and retiree health and welfare liability	480	490
Other liabilities	948	867
Total liabilities	34,286	33,140
Commitments and contingencies (see Notes 2, 6 and 7)
Equity:
Member’s equity (see Note 1)	34,777	35,480
Accumulated other comprehensive income	26	27
Total equity	34,803	35,507
Total liabilities and equity	$69,089	$68,647

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)
	Successor			Predecessor
	Six Months Ended June 30, 2011	February 13 – June 30, 2010		January 1 – February 12, 2010

OPERATING ACTIVITIES
Net income	$1,297	$885		$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	896	661		192
Deferred income taxes	431	119		127
Long-term casualty and environmental liabilities, net	(27)	(59)		(2)
Contribution to defined benefit pension plan	−	(400)		−
Other, net	(136)	(121)		(78)
Changes in current assets and liabilities:
Accounts receivable, net	(77)	(159)		(21)
Materials and supplies	(78)	27		3
Other current assets	(157)	(11)		(123)
Accounts payable and other current liabilities	441	436		(258)
Net cash provided by operating activities	2,590	1,378		64

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,101)	(741)		(137)
Acquisition of equipment	(261)	(249)		(67)
Other, net	(157)	(235)		68
Net cash used for investing activities	(1,519)	(1,225)		(136)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	750	750		−
Payments on long-term debt	(116)	(99)		(30)
Cash distributions/dividends paid	(2,000)	(250)		(226)
Proceeds from stock options exercised	−	−		21
Excess tax benefits from equity compensation plans	−	−		9
Other, net	(9)	(10)		−
Net cash (used for) provided by financing activities	(1,375)	391		(226)
(Decrease) increase in cash and cash equivalents	(304)	544		(298)
Cash and cash equivalents:
Beginning of period	2,087	971		1,269
End of period	$1,783	$1,515		$971

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$329	$211		$97
Income taxes paid, net of refunds	$(238)	$393	$	−
Non-cash asset financing	$1	$19		$8

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

Successor	Member’s Equity	a	Accumulated Other Comprehensive Income	Total Equity

Balance at December 31, 2010	$35,480		$27	$35,507
Cash distributions to Parent	(2,000)		–	(2,000)
Comprehensive income:
Net income	1,297		–	1,297
Change in fuel hedge mark-to-market, net of tax benefit of $1	–		(1)	(1)
Total comprehensive income				1,296
Balance at June 30, 2011	$34,777		$26	$34,803

a See Note 1.

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

    The presentation of BNSF’s Consolidated Balance Sheet was revised to combine additional paid-in capital and retained earnings into one line titled member’s equity to reflect the post-merger ownership structure. The revised financial statement presentation did not affect previously reported results of operations, cash flows or financial position.

    The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of June 30, 2011 (Successor), and the results of operations for the three months ended June 30, 2011 and 2010 (Successor), the six months ended June 30, 2011 (Successor), and the periods February 13 – June 30, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor).

Subsequent Event

Related Party Transaction

    In July 2011, BNSF declared a distribution of $750 million to its parent company, which will be paid in August 2011.

2.    Fuel

    Fuel costs represented 29 percent, 24 percent and 25 percent of total operating expenses during the six months ended June 30, 2011 (Successor), and the periods February 13 – June 30, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor), respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into derivative instruments to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The Company enters into fuel-derivative instruments based on management’s evaluation of current and expected diesel fuel price trends with the intent of protecting operating margins and overall profitability from adverse fuel price changes. The Company does not use derivative financial instruments for trading or speculative purposes. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

    As of June 30, 2011, BNSF’s total fuel-derivative positions for the remainder of 2011 and 2012, of which the majority are designated as cash flow hedges, covered approximately 19 percent and 3 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Derivative positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. As of June 30, 2011, and December 31, 2010, BNSF had entered into fuel-derivative agreements covering approximately 161 million gallons and 284 million gallons, respectively.

Derivative Activities

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

    BNSF monitors its derivative instrument positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A or higher as of June 30, 2011. The maximum amount of loss the Company could incur from credit risk based on the gross fair value of derivative instruments in asset positions as of June 30, 2011, and December 31, 2010, was $75 million and $87 million, respectively. Other than as disclosed below, the Company’s derivative agreements do not include provisions requiring collateral. Certain of the Company’s derivative instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. As such, the Company’s net asset exposure to counterparty credit risk was $75 million and $86 million as of June 30, 2011, and December 31, 2010, respectively.

    Certain of the Company’s fuel-derivative instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). The aggregate fair value of all open fuel-derivative instruments under these provisions was in a net liability position on June 30, 2011 and December 31, 2010, of $1 million and $4 million, respectively. The fair value positions at both June 30, 2011, and December 31, 2010 were below the collateral threshold; therefore, there was no posted collateral outstanding at either date.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

    The amounts recorded in the Consolidated Balance Sheets for derivative transactions were as follows, presented net of any master netting arrangements (in millions):

	Successor
	June 30, 2011	December 31, 2010
Short-term derivative asset	$75	$69
Long-term derivative asset	−	17
Short-term derivative liability	(1)	(4)
Total derivatives	$74	$82

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

    The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions):

Fair Value of Derivative Instruments
Asset Derivatives

	Successor
	June 30, 2011	December 31, 2010	Balance Sheet Location

Asset derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$70	$60	Other current assets
Fuel contracts	−	17	Other assets
Total asset derivatives designated as hedging instruments under ASC 815-20	$70	$77

Asset derivatives not designated as hedging instruments under ASC 815-20
Fuel contracts	$5	$10	Other current assets
Total asset derivatives not designated as hedging instruments under ASC 815-20	$5	$10

Total asset derivatives	$75	$87

Liability Derivatives

		Successor
		June 30, 2011	December 31, 2010	Balance Sheet Location

Liability derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$	−	$1	Other current assets
Fuel contracts		1	4	Accounts payable and other current liabilities
Total liability derivatives designated as hedging instruments under ASC 815-20		$1	$5

Total liability derivatives		$1	$5

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Effects of Derivative Instruments Gains and Losses for the Three Month Periods Ended June 30, 2011 and 2010

Derivatives in ASC 815-20 Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (OCI) on Derivatives (Effective Portion)
	Successor
	2011	2010
Fuel Contracts	$(35)	$(58)
Total derivatives	$(35)	$(58)

		Amount of Gain or (Loss) Recognized from AOCI into Income (Effective Portion)
	Location of Gain or (Loss) Recognized	Successor
	from AOCI into Income	2011	2010
Fuel Contracts	Fuel expense	$32	$7
Total derivatives		$32	$7

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
	Location of Gain or (Loss) Recognized	Successor
	in Income on Derivatives	2011	2010
Fuel Contracts	Fuel expense	$(3)	$(7)
Total derivatives		$(3)	$(7)

a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Derivatives Not Designated as Hedging Instruments under ASC 815-20

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized	Successor
	in Income on Derivatives	2011	2010
Fuel Contracts	Fuel expense	$(6)	$(12)
Total derivatives		$(6)	$(12)

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Effects of Derivative Instruments Gains and Losses
for the Six Months Ended June 30, 2011 (Successor) and for the Periods
February 13 – June 30, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor)

Derivatives in ASC 815-20 Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Successor		Predecessor
	Six Months Ended June 30, 2011	February 13 – June 30, 2010	January 1 – February 12, 2010
Fuel Contracts	$55	$10	$(79)
Total derivatives	$55	$10	$(79)

		Amount of Gain or (Loss) Recognized from AOCI into Income (Effective Portion)
		Successor		Predecessor
	Location of Gain or (Loss) Recognized from AOCI into Income	Six Months Ended June 30, 2011	February 13 – June 30, 2010	January 1 – February 12, 2010
Fuel Contracts	Fuel expense	$57	$14	$(6)
Total derivatives		$57	$14	$(6)

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
		Successor		Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	Six Months Ended June 30, 2011	February 13 – June 30, 2010	January 1 – February 12, 2010
Fuel Contracts	Fuel expense	$(9)	$1	$(7)
Total derivatives		$(9)	$1	$(7)

a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Derivatives Not Designated as Hedging Instruments under ASC 815-20

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Successor			Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	Six Months Ended June 30, 2011	February 13 – June 30, 2010		January 1 – February 12, 2010
Fuel Contracts	Fuel expense	$3	$1	$	−
Total derivatives		$3	$1	$	−

    As of June 30, 2011, the Company estimates that within the next twelve months approximately $65 million in pre-tax hedge instrument gains will be reclassified from accumulated other comprehensive income into earnings.

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

3.    Accounts Receivable, Net

    Accounts receivable, net consists of freight and other receivables, including receivables transferred to the accounts receivable securitization program master trust (discussed below), reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At June 30, 2011, and December 31, 2010, $28 million and $27 million, respectively, of such allowances had been recorded.

    At June 30, 2011, and December 31, 2010, $27 million and $22 million, respectively, of accounts receivable were greater than 90 days old.

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

    BNSF Railway’s total capacity to sell undivided interests to investors under the A/R securitization program was $200 million at June 30, 2011, which was comprised of two $100 million facilities which were entered into in November 2010 and terminate in November 2011. Each of the financial institutions providing credit for the facilities is rated Aa2/A+ or higher. The amount of undivided interests in the accounts receivable sold by BNSF Railway to investors fluctuates based on borrowing needs. Additionally, if the combined dilution and delinquency percentages exceed an established threshold, there would be an impact on the amount of undivided interest that BNSF Railway could sell. At June 30, 2011, the effective capacity under the A/R securitization program was $200 million.

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

    As of June 30, 2011 and December 31, 2010, there were no outstanding undivided interests held by investors under the A/R securitization program; thus, no asset or related liability was recorded in the Company’s Consolidated Balance Sheets. Additionally, during the six months ended June 30, 2011 (Successor), and the periods February 13 – June 30, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor), there were no cash flow activities related to the A/R securitization program.

    BNSF Railway does not provide financial support to the master trust that it was not previously contractually obligated to provide.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4.    Other Intangible Assets and Liabilities

    Amortized intangible assets and liabilities were as follows (in millions):

	Successor
	As of June 30, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets	$2,013	$438	$2,013	$281
Amortized intangible liabilities	$2,056	$413	$2,056	$266

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

    Amortization of intangible assets and liabilities was as follows (in millions):

	Successor			Predecessor
	Six Months Ended June 30, 2011	February 13 – June 30, 2010		January 1 – February 12, 2010
Amortization of intangible assets	$157	$127	$	−
Amortization of intangible liabilities	$147	$115	$	−

    Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2011	$155	$146
2012	$306	$282
2013	$306	$252
2014	$306	$179
2015	$54	$115

5.    Other Assets

    In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a VIE, with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of June 30, 2011, the assets of the unconsolidated Partnership totaled approximately $569 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

    The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of June 30, 2011 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$532	$148	$532

    Of the remaining commitments, $130 million is due at the end of 2012 and $18 million is due at the end of 2013.

6.    Debt

Revolving Credit Facility and Commercial Paper

    As of June 30, 2011, the Company had borrowing capacity of up to $1.2 billion under its long-term revolving bank credit facility, which expires in September 2012. Annual facility fees are currently 0.07 percent for the facility. The rate is subject to change based upon changes in BNSF’s senior unsecured debt ratings. Borrowing rates are based upon (i) LIBOR plus a spread determined by BNSF’s senior unsecured debt ratings, (ii) money market rates offered at the option of the lenders, or (iii) an alternate base rate. BNSF must maintain compliance with certain financial covenants under its revolving bank credit facility. At June 30, 2011, the Company was in compliance with these covenants.

    At June 30, 2011, there were no borrowings under the revolving credit facility.

    BNSF issues commercial paper from time to time. Outstanding commercial paper reduces the amount of borrowing capacity available under the revolving bank credit facility. The classification of commercial paper is determined by the Company’s ability and intent to use long-term or short-term funding sources to settle the obligations at maturity.

    There was no commercial paper outstanding at June 30, 2011, or December 31, 2010; therefore, the total borrowing capacity available under the revolving bank credit facility was $1.2 billion.

Notes and Debentures

    In May 2011, BNSF issued $250 million of 4.10 percent debentures due June 1, 2021 and $500 million of 5.40 percent debentures due June 1, 2041. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures and repayment of outstanding indebtedness.

    In March 2011, the Board of Managers (the Board) of the Company authorized an additional $1.5 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC). At June 30, 2011, $1.5 billion remained authorized by the Board to be issued through the SEC debt shelf registration process.

Fair Value of Debt Instruments

    At June 30, 2011, and December 31, 2010, the fair value of BNSF’s debt, excluding capital leases and unamortized gains on interest rate swaps, was $11,538 million and $10,761 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $11,098 million and $10,446 million, respectively. The fair value of BNSF’s debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities.

Guarantees

    As of June 30, 2011, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

    Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2011, were as follows (dollars in millions):

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

Kinder Morgan Energy Partners, L.P.

    Santa Fe Pacific Pipelines, Inc., an indirect, wholly-owned subsidiary of BNSF Railway, has a guarantee in connection with its remaining special limited partnership interest in Santa Fe Pacific Pipeline Partners, L.P. (SFPP), a subsidiary of Kinder Morgan Energy Partners, L.P., to be paid only upon default by the partnership. All obligations with respect to the guarantee will cease upon termination of ownership rights, which would occur upon a put notice issued by BNSF or the exercise of the call rights by the general partners of SFPP.

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

All Other

    As of June 30, 2011, BNSF guaranteed $1 million of other leases. These guarantees expire between 2011 and 2013.

Indemnities

    In the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. The Company believes that these clauses are generally customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Despite the uncertainty whether events which would trigger the indemnification obligations would ever occur, the Company does not believe that these indemnity agreements will have a material adverse effect on the Company’s results of operations, financial position or liquidity. Additionally, the Company believes that, due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty. However, the fair value of any such amount would be immaterial to the Consolidated Financial Statements. Agreements that contain unique circumstances, particularly agreements that contain guarantees that indemnify for another party’s acts, are disclosed separately, if appropriate. Unless separately disclosed above, no fair value liability related to indemnities has been recorded in the Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Variable Interest Entities - Leases

    BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $5 billion as of June 30, 2011.

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

    The following tables summarize the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Successor
	Three Months Ended June 30,
	2011	2010
Beginning balance	$563	$648
Accruals	36	9
Payments	(38)	(31)
Ending balance	$561	$626

	Successor		Predecessor
	Six Months Ended June 30, 2011	February 13 – June 30, 2010	January 1 – February 12, 2010
Beginning balance	$575	$664	$632
Accruals	43	14	10
Payments	(57)	(52)	(9)
Ending balance	$561	$626	$633

    At June 30, 2011, $130 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

    Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $500 million to $650 million. However, BNSF believes that the $561 million recorded is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

    The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in commercial paper, time deposits and money market accounts. At June 30, 2011, there was $486 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with $490 million at December 31, 2010.

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

    BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 271 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

    Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of June 30, 2011, was $11 million.

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

    The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Successor
	Three Months Ended June 30,
	2011	2010
Beginning balance	$571	$505
Accruals	5	5
Payments	(11)	(17)
Ending balance	$565	$493

	Successor		Predecessor
	Six Months Ended June 30, 2011	February 13 – June 30, 2010	January 1 – February 12, 2010
Beginning balance	$578	$514	$517
Accruals	10	6	6
Payments	(23)	(27)	(9)
Ending balance	$565	$493	$514

    At June 30, 2011, $95 million was included in current liabilities.

    BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at June 30, 2011, will be paid over the next ten years, and no individual site is considered to be material.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

    Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $420 million to $850 million. However, BNSF believes that the $565 million recorded at June 30, 2011, is the best estimate of the Company’s future obligation for environmental costs.

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

8.    Employment Benefit Plans

    Components of the net cost for the periods presented below were as follows (in millions):

	Pension Benefits
	Successor
	Three Months Ended June 30,
Net Cost	2011	2010
Service cost	$8	$8
Interest cost	25	27
Expected return on plan assets	(30)	(27)
Net cost recognized	$3	$8

	Pension Benefits
	Successor		Predecessor
Net Cost	Six Months Ended June 30, 2011	February 13 – June 30, 2010	January 1 – February 12, 2010
Service cost	$16	$12	$3
Interest cost	51	41	12
Expected return on plan assets	(60)	(40)	(14)
Amortization of net loss	–	–	4
Net cost recognized	$7	$13	$5

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Retiree Health and Welfare Benefits
	Successor
	Three Months Ended June 30,
Net Cost	2011	2010
Service cost	$1	$1
Interest cost	3	3
Net cost recognized	$4	$4

	Retiree Health and Welfare Benefits
	Successor		Predecessor
Net Cost	Six Months Ended June 30, 2011	February 13 – June 30, 2010	January 1 – February 12, 2010
Service cost	$1	$1	$–
Interest cost	7	5	2
Net cost recognized	$8	$6	$2

9.    Related Party Transactions

    The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the six months ended June 30, 2011, the Company declared and paid cash distributions of $2 billion to its parent company. For the six months ended June 30, 2011, the Company received a tax refund of $316 million from Berkshire and made tax payments of $68 million.

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

    The following tables provide reconciliations of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Successor
	Three Months Ended June 30,
	2011	2010
Net income	$690	$603
Other comprehensive income:
Change in fuel/interest hedge mark-to-market, net of tax (see Note 2)	(41)	(40)
Change in accumulated other comprehensive income of equity method investees	(1)	–
Total comprehensive income	$648	$563

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Successor		Predecessor
	Six Months Ended June 30, 2011	February 13 – June 30, 2010	January 1 – February 12, 2010
Net income	$1,297	$885	$224
Other comprehensive income:
Change in unrecognized prior service credit and actuarial losses, net of tax (see Note 8)	–	–	2
Change in fuel/interest hedge mark-to-market, net of tax (see Note 2)	(1)	(3)	(45)
Change in accumulated other comprehensive income of equity method investees	–	–	2
Total comprehensive income	$1,296	$882	$183

    The following table provides the components of accumulated other comprehensive income (loss) (in millions):

	Successor
	June 30, 2011	December 31, 2010
Unrecognized prior service credit and actuarial losses, net of tax (see Note 8)	$(13)	$(13)
Fuel hedge mark-to-market, net of tax (see Note 2)	40	41
Accumulated other comprehensive loss of equity method investees	(1)	(1)
Total accumulated other comprehensive income (loss)	$26	$27

11.    Accounting Pronouncements

    In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income. This standard eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. It will require companies to report the total of comprehensive income including the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for the Company for the year beginning on January 1, 2012.

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

    Berkshire’s cost of acquiring BNSF has been pushed-down to establish a new accounting basis for BNSF. Accordingly, the accompanying interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The following narrative analysis of results of operations includes a comparative analysis of the six months ended June 30, 2011 (Successor), with the period of February 13 – June 30, 2010 (Successor), and a brief discussion of the factors that materially affected the Company’s operating results in the Predecessor period of January 1 – February 12, 2010.

Results of Operations

Revenues Summary

    The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)			Cars / Units (in thousands)
	Successor		Predecessor	Successor		Predecessor
	Six Months Ended June 30, 2011	February 13 – June 30, 2010	January 1 – February 12, 2010	Six Months Ended June 30, 2011	February 13 – June 30, 2010	January 1 – February 12, 2010
Consumer Products	$2,827	$1,804	$515	2,214	1,548	453
Coal	2,412	1,603	442	1,124	900	259
Industrial Products	1,936	1,325	352	726	535	139
Agricultural Products	1,875	1,253	417	543	387	126
Total Freight Revenues	9,050	5,985	1,726	4,607	3,370	977
Other Revenues	273	182	65
Total Operating Revenues	$9,323	$6,167	$1,791

	Average Revenue Per Car / Unit
	Successor		Predecessor
	Six Months Ended June 30, 2011	February 13 – June 30, 2010	January 1 – February 12, 2010
Consumer Products	$1,277	$1,165	$1,137
Coal	2,146	1,781	1,707
Industrial Products	2,667	2,477	2,532
Agricultural Products	3,453	3,238	3,310
Total Freight Revenues	$1,964	$1,776	$1,767

Fuel Surcharges

    Freight revenues include both revenue for transportation services and fuel surcharges. BNSF’s fuel surcharge program is intended to recover its incremental fuel costs when fuel prices exceed a threshold fuel price. Fuel surcharges are calculated differently depending on the type of commodity transported. BNSF has two standard fuel surcharge programs – Percent of Revenue and Mileage-Based. In addition, in certain commodities, fuel surcharge is calculated using a fuel price from a time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ significantly.

    The following table presents fuel surcharge and fuel expense information (in millions):

	Successor		Predecessor
	Six Months Ended June 30, 2011	February 13 – June 30, 2010	January 1 – February 12, 2010

Total fuel expense a	$2,035	$1,092	$329
BNSF fuel surcharges	$1,267	$707	$192
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

Successor Periods of the Six Months Ended June 30, 2011 vs the Period of February 13 – June 30, 2010

Revenues

    Revenues for the six months ended June 30, 2011, were $9,323 million, up 51 percent as compared with the period of February 13 – June 30, 2010. The increase in revenues is directly attributable to comparing operating results for a 181-day period to one consisting of 138 days, which primarily causes the 37-percent increase in unit volumes. The following changes in underlying trends, based on a comparable number of days, also impacted the change in revenues:

▪
Consumer Products revenues included increased unit volumes for international intermodal and domestic intermodal as a result of increased consumer spending and tightening truck capacity, partially offset by decreased automotive unit volumes as a result of the crisis in Japan.

▪	Coal revenues reflected lower unit volumes, partially resulting from the impacts of severe flooding along key coal routes.

▪	Industrial Products revenues included increased unit volumes primarily due to increased demand in construction products resulting from strong steel and sand shipments.

▪	Agricultural Products revenues reflected increased wheat shipments resulting from strong export demand.

▪	Average revenue per car / unit increased as a result of increased rate per car / unit and higher fuel surcharges, which was driven by increased fuel prices.

Expenses

    Operating expenses for the six months ended June 30, 2011, were $7,010 million, an increase of $2,468 million, or 54 percent, as compared with the period of February 13 – June 30, 2010. The majority of this increase is due to comparing expenses for a 181-day period to one consisting of 138 days. The following changes in underlying trends, based on a comparable number of days, also impacted the change in expenses:

▪	Increased unit volumes, wage and health and welfare inflation, training and weather-related costs contributed to the increase in compensation and benefits expenses.

▪
Higher fuel prices accounted for the majority of the increase in fuel expenses. In addition, higher locomotive fuel consumption resulted from improved volumes and severe weather conditions, which impacted efficiency.

▪
Purchased services expenses increased due to higher volume-related costs, including purchased transportation for BNSF Logistics, a wholly-owned, third-party logistics company, and due to weather  impacts.

▪	Higher locomotive and freight car material costs, increased employee relocation and crew transportation costs, and higher personal injury and casualty costs increased materials and other expenses.

▪	There were no significant changes in the underlying trends for depreciation and amortization expenses or equipment rents expenses.

▪	Interest expense included increased interest related to a higher average debt balance.

▪
The effective tax rate for the six months ended June 30, 2011, was 36.3 percent, compared with 39.0 percent for the period of February 13 – June 30, 2010. The 2010 tax rate included a charge related to the enactment of the Patient Protection and Affordable Care Act in March 2010, which eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. The effective tax rate in 2011 also decreased as a result of state law tax changes, other state tax benefits and low-income housing partnership benefits.

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

Capital Commitments

    BNSF anticipates that capital commitments for 2011 will be approximately $3.8 billion or $300 million higher than previously disclosed. The increase is due to increased capital projects resulting from severe flooding conditions on its network and due to a pull forward of other projects that will utilize economic stimulus incentives, which provide favorable tax treatment.

Liquidity

    BNSF does not intend to renew its A/R securitization program, which expires in November 2011 (see Note 3 to the Consolidated Financial Statements for additional information). The Company also intends to terminate, prior to December 31, 2011, its existing long-term revolving bank credit facility, which expires in September 2012 (see Note 6 to the Consolidated Financial Statements for additional information). The Company believes that the decisions not to renew its A/R securitization program and to terminate its existing credit facility will not have a material effect on the Company’s ability to manage its liquidity.

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

    Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•  Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability of and cost of capital; changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF’s supplier base, and effects due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, changes in fuel prices and other key materials and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment;

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Date: August 5, 2011

S-1

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

Exhibit Index

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of sole member of Burlington Northern Santa Fe, LLC, dated April 8, 2010, amending and restating certain sections of the Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC dated as of February 12, 2010.	8-K	4/14/2010	001-11535	3.2

4.1	Eighth Supplemental Indenture, dated as of May 19, 2011, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/19/2011	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF’s 4.10% Debentures due June 1, 2021 and 5.40% Debentures due June 1, 2041.	8-K	5/19/2011	001-11535	4.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

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