Form 10-Q
period 2011-09-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2011-11-04
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2011
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
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Successor		Successor		Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	February 13 – September 30, 2010	January 1 – February 12, 2010
	September 30, 2011	September 30, 2010	September 30, 2011
Revenues	$4,961	$4,391	$14,284	$10,558	$1,791

Operating expenses:
Compensation and benefits	1,069	1,019	3,216	2,522	442
Fuel	1,089	748	3,124	1,840	329
Purchased services	571	542	1,667	1,307	279
Depreciation and amortization	454	435	1,350	1,096	192
Equipment rents	192	195	575	484	97
Materials and other	206	191	659	423	1
Total operating expenses	3,581	3,130	10,591	7,672	1,340
Operating income	1,380	1,261	3,693	2,886	451
Interest expense	142	132	416	305	72
Other expense, net	2	2	6	4	2

Income before income taxes	1,236	1,127	3,271	2,577	377
Income tax expense	470	421	1,208	986	153
Net income	$766	$706	$2,063	$1,591	$224

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	Successor
	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,059	$2,087
Accounts receivable, net	1,111	928
Materials and supplies	712	652
Current portion of deferred income taxes	263	317
Other current assets	157	193
Total current assets	4,302	4,177

Property and equipment, net of accumulated depreciation of $897 and $660, respectively	47,319	45,486
Goodwill	14,803	14,803
Intangible assets, net	1,496	1,732
Other assets	1,963	2,449
Total assets	$69,883	$68,647

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,071	$2,768
Long-term debt due within one year	559	699
Total current liabilities	3,630	3,467

Deferred income taxes	15,317	14,307
Long-term debt	12,213	11,281
Intangible liabilities, net	1,569	1,790
Casualty and environmental liabilities	915	938
Pension and retiree health and welfare liability	478	490
Other liabilities	975	867
Total liabilities	35,097	33,140
Commitments and contingencies (see Notes 2, 6 and 7)
Equity:
Member’s equity (see Note 1)	34,793	35,480
Accumulated other comprehensive (loss) income	(7)	27
Total equity	34,786	35,507
Total liabilities and equity	$69,883	$68,647

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Successor		Predecessor
	Nine Months Ended	February 13 – September 30, 2010	January 1 – February 12, 2010
	September 30, 2011
OPERATING ACTIVITIES
Net income	$2,063	$1,591	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,350	1,096	192
Deferred income taxes	1,098	394	127
Long-term casualty and environmental liabilities, net	(13)	(67)	(2)
Contribution to defined benefit pension plan	—	(400)	—
Other, net	(183)	(119)	(78)
Changes in current assets and liabilities:
Accounts receivable, net	(181)	(197)	(21)
Materials and supplies	(60)	45	3
Other current assets	(92)	46	(123)
Accounts payable and other current liabilities	334	565	(258)
Net cash provided by operating activities	4,316	2,954	64

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,852)	(1,301)	(137)
Acquisition of equipment	(476)	(385)	(67)
Partnership investment	—	(443)	—
Other, net	(194)	(255)	68
Net cash used for investing activities	(2,522)	(2,384)	(136)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,500	1,500	—
Payments on long-term debt	(557)	(148)	(30)
Cash distributions/dividends paid	(2,750)	(750)	(226)
Proceeds from stock options exercised	—	—	21
Excess tax benefits from equity compensation plans	—	—	9
Other, net	(15)	(18)	—
Net cash (used for) provided by financing activities	(1,822)	584	(226)
(Decrease) increase in cash and cash equivalents	(28)	1,154	(298)
Cash and cash equivalents:
Beginning of period	2,087	971	1,269
End of period	$2,059	$2,125	$971

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$514	$387	$97
Income taxes paid, net of refunds	$(237)	$562	$—
Non-cash asset financing	$1	$29	$8
See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

Successor	Member’s Equity	[a]	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2010	$35,480		$27	$35,507
Cash distributions to Parent	(2,750)		—	(2,750)
Comprehensive income:
Net income	2,063		—	2,063
Change in fuel hedge mark-to-market, net of tax benefit of $21	—		(34)	(34)
Total comprehensive income				2,029
Balance at September 30, 2011	$34,793		$(7)	$34,786

a	See Note 1.
See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of September 30, 2011 (Successor), and the results of operations for the three months ended September 30, 2011 and 2010 (Successor), the nine months ended September 30, 2011 (Successor), and the periods February 13 – September 30, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor).

Subsequent Events

Related Party Transaction

In October 2011, BNSF declared a distribution of $750 million to its parent company, which will be paid in November 2011.

A/R Securitization Facility Termination

In October 2011, the Company terminated BNSF Railway's A/R securitization program, comprised of two $100 million facilities which were set to expire in November 2011. No additional costs were incurred with the early termination of the facility. The Company believes that the termination of the facility will not have a material effect on the Company's ability to manage its liquidity.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

2.	Fuel

Fuel costs represented 29 percent, 24 percent and 25 percent of total operating expenses during the nine months ended September 30, 2011 (Successor), and the periods February 13 – September 30, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor), respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, the Company has entered into derivative instruments to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The Company enters into fuel-derivative instruments based on management’s evaluation of current and expected diesel fuel price trends with the intent of protecting operating margins and overall profitability from adverse fuel price changes. The Company does not use derivative financial instruments for trading or speculative purposes. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices.

As of September 30, 2011, BNSF’s total fuel-derivative positions for the remainder of 2011 and 2012, of which the majority are designated as cash flow hedges, covered approximately 19 percent and 3 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Derivative positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. As of September 30, 2011, and December 31, 2010, BNSF had entered into fuel-derivative agreements covering approximately 100 million gallons and 284 million gallons, respectively.

Derivative Activities

The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by authoritative accounting guidance related to derivatives and hedging, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

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

BNSF monitors its derivative instrument positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A or higher as of September 30, 2011. The maximum amount of loss the Company could incur from credit risk based on the gross fair value of derivative instruments in asset positions as of September 30, 2011, and December 31, 2010, was $22 million and $87 million, respectively. Other than as disclosed below, the Company’s derivative agreements do not include provisions requiring collateral. Certain of the Company’s derivative instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. As such, the Company’s net asset exposure to counterparty credit risk was $21 million and $86 million as of September 30, 2011, and December 31, 2010, respectively.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Certain of the Company’s fuel-derivative instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). The aggregate fair value of all open fuel-derivative instruments under these provisions was in a net liability position on September 30, 2011 and December 31, 2010, of $2 million and $4 million, respectively. The fair value positions at both September 30, 2011, and December 31, 2010 were below the collateral threshold; therefore, there was no posted collateral outstanding at either date.

The amounts recorded in the Consolidated Balance Sheets for derivative transactions were as follows, presented net of any master netting arrangements (in millions):

	Successor
	September 30, 2011	December 31, 2010
Short-term derivative asset	$21	$69
Long-term derivative asset	—	17
Short-term derivative liability	(6)	(4)
Total derivatives	$15	$82

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions):

Fair Value of Derivative Instruments
Asset Derivatives
	Successor
	September 30, 2011	December 31, 2010	Balance Sheet Location
Asset derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$21	$60	Other current assets
Fuel contracts	—	17	Other assets
Total asset derivatives designated as hedging instruments under ASC 815-20	$21	$77

Asset derivatives not designated as hedging instruments under ASC 815-20
Fuel contracts	$—	$10	Other current assets
Fuel contracts	1	—	Accounts payable and other current liabilities
Total asset derivatives not designated as hedging instruments under ASC 815-20	$1	$10

Total asset derivatives	$22	$87

Liability Derivatives
	Successor
	September 30, 2011	December 31, 2010	Balance Sheet Location
Liability derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$1	$1	Other current assets
Fuel contracts	6	4	Accounts payable and other current liabilities
Total liability derivatives designated as hedging instruments under ASC 815-20	$7	$5

Total liability derivatives	$7	$5

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Effects of Derivative Instruments Gains and Losses for the Three Month Periods Ended September 30, 2011 and 2010
Derivatives in ASC 815-20 Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (OCI) on Derivatives (Effective Portion)
	Successor
	2011	2010
Fuel Contracts	$(35)	$26
Total derivatives	$(35)	$26

		Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)
	Location of Gain or (Loss) Recognized	Successor
	from AOCL into Income	2011	2010
Fuel Contracts	Fuel expense	$18	$—
Total derivatives		$18	$—

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
	Location of Gain or (Loss) Recognized	Successor
	in Income on Derivatives	2011	2010
Fuel Contracts	Fuel expense	$(5)	$11
Total derivatives		$(5)	$11

a	No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Derivatives Not Designated as Hedging Instruments under ASC 815-20

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized	Successor
	in Income on Derivatives	2011	2010
Fuel Contracts	Fuel expense	$(4)	$5
Total derivatives		$(4)	$5

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Effects of Derivative Instruments Gains and Losses
for the Nine Months Ended September 30, 2011 (Successor) and for the Periods
February 13 – September 30, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor)

Derivatives in ASC 815-20 Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Successor		Predecessor
	Nine Months Ended	February 13 – September 30, 2010	January 1 – February 12, 2010
	September 30, 2011
Fuel Contracts	$20	$36	$(79)
Total derivatives	$20	$36	$(79)

		Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)
		Successor		Predecessor
	Location of Gain or (Loss) Recognized from AOCL into Income	Nine Months Ended	February 13 – September 30, 2010	January 1 – February 12, 2010
		September 30, 2011
Fuel Contracts	Fuel expense	$75	$14	$(6)
Total derivatives		$75	$14	$(6)

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
		Successor		Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	Nine Months Ended	February 13 – September 30, 2010	January 1 – February 12, 2010
		September 30, 2011
Fuel Contracts	Fuel expense	$(14)	$12	$(7)
Total derivatives		$(14)	$12	$(7)

a	No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Derivatives Not Designated as Hedging Instruments under ASC 815-20

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Successor		Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	Nine Months Ended	February 13 – September 30, 2010	January 1 – February 12, 2010
		September 30, 2011
Fuel Contracts	Fuel expense	$(1)	$6	$—
Total derivatives		$(1)	$6	$—

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

As of September 30, 2011, the Company estimates that within the next twelve months approximately $12 million in pre-tax hedge instrument gains will be reclassified from accumulated other comprehensive loss into earnings.

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

Accounts receivable, net consists of freight and other receivables, including receivables transferred to the accounts receivable securitization program master trust (discussed below), reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At September 30, 2011, and December 31, 2010, $24 million and $27 million, respectively, of such allowances had been recorded.

At September 30, 2011, and December 31, 2010, $24 million and $22 million, respectively, of accounts receivable were greater than 90 days old.

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

BNSF Railway’s total capacity to sell undivided interests to investors under the A/R securitization program was $200 million at September 30, 2011, which was comprised of two $100 million facilities which were entered into in November 2010 and set to terminate in November 2011 (see Note 1). Each of the financial institutions providing credit for the facilities is rated Aa3/A+ or higher. The amount of undivided interests in the accounts receivable sold by BNSF Railway to investors fluctuates based on borrowing needs. Additionally, if the combined dilution and delinquency percentages exceed an established threshold, there would be an impact on the amount of undivided interest that BNSF Railway could sell. At September 30, 2011, the effective capacity under the A/R securitization program was $200 million.

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

As of September 30, 2011 and December 31, 2010, there were no outstanding undivided interests held by investors under the A/R securitization program; thus, no asset or related liability was recorded in the Company’s Consolidated Balance Sheets. Additionally, during the nine months ended September 30, 2011 (Successor), and the periods February 13 – September 30, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor), there were no cash flow activities related to the A/R securitization program.

BNSF Railway does not provide financial support to the master trust that it was not previously contractually obligated to provide.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4.	Other Intangible Assets and Liabilities

Amortized intangible assets and liabilities were as follows (in millions):

	Successor
	As of September 30, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$2,013	$517	$2,013	$281
Amortized intangible liabilities	$2,056	$487	$2,056	$266

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

Amortization of intangible assets and liabilities was as follows (in millions):

	Successor		Predecessor
	Nine Months Ended	February 13 – September 30, 2010	January 1 – February 12, 2010
	September 30, 2011
Amortization of intangible assets	$236	$204	$—
Amortization of intangible liabilities	$221	$191	$—

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2011	$76	$72
2012	$306	$282
2013	$306	$252
2014	$306	$179
2015	$54	$115

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a VIE, with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of September 30, 2011, the assets of the unconsolidated Partnership totaled approximately $569 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of September 30, 2011 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$516	$148	$516

Of the remaining commitments, $130 million is due at the end of 2012 and $18 million is due at the end of 2013.

6.	Debt

Revolving Credit Facility and Commercial Paper

In September 2011, the Company terminated its $1.2 billion long-term revolving bank credit facility, which was set to expire in September 2012. There were no outstanding borrowings under the revolving credit facility prior to termination. In addition, no additional costs were incurred with the early termination of the credit facility. The Company believes that the termination of the facility will not have a material effect on the Company's ability to manage its liquidity.

As the revolving bank credit facility supported the issuance of commercial paper, the termination of the credit facility effectively ended the Company's access to the commercial paper market. There was no commercial paper outstanding prior to the termination or as of December 31, 2010.

Notes and Debentures

In August 2011, BNSF issued $450 million of 3.45 percent debentures due September 15, 2021 and $300 million of 4.95 percent debentures due September 15, 2041. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, and repayment of outstanding indebtedness.

In May 2011, BNSF issued $250 million of 4.10 percent debentures due June 1, 2021 and $500 million of 5.40 percent debentures due June 1, 2041. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures and repayment of outstanding indebtedness.

In March 2011, the Board of Managers (the Board) of the Company authorized an additional $1.5 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC). At September 30, 2011, $750 million remained authorized by the Board to be issued through the SEC debt shelf registration process.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Fair Value of Debt Instruments

At September 30, 2011, and December 31, 2010, the fair value of BNSF’s debt, excluding capital leases and unamortized gains on interest rate swaps, was $12,792 million and $10,761 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $11,419 million and $10,446 million, respectively. The fair value of BNSF’s debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities. The fair value of the Company's cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

Guarantees

As of September 30, 2011, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2011, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company, LP	0.0%	N/Ad	N/Ad	N/Ad	6	$10	[c]
All other	0.0%	$1	$1	$—	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

c	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

All Other

As of September 30, 2011, BNSF guaranteed $1 million of other leases. These guarantees expire between 2011 and 2013.

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

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $5 billion as of September 30, 2011.

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

During the third quarters of 2011 and 2010, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liabilities were reasonable. In the third quarters of 2011 and 2010, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2012.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following tables summarize the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Successor
	Three Months Ended September 30,
	2011	2010
Beginning balance	$561	$626
Accruals	19	4
Payments	(23)	(23)
Ending balance	$557	$607

	Successor		Predecessor
	Nine Months Ended	February 13 – September 30, 2010	January 1 – February 12, 2010
	September 30, 2011
Beginning balance	$575	$664	$632
Accruals	62	18	10
Payments	(80)	(75)	(9)
Ending balance	$557	$607	$633

At September 30, 2011, $130 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $500 million to $645 million. However, BNSF believes that the $557 million recorded is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in commercial paper, time deposits and money market accounts. At September 30, 2011, there was $485 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with $490 million at December 31, 2010.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 269 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

BNSF estimates the ultimate cost of cleanup efforts at its known environmental sites on an annual basis during the third quarter. Ultimate cost estimates for environmental sites are based on current estimated percentage to closure ratios, possible remediation workplans and estimates of the costs and likelihood of each possible outcome, historical payment patterns, and benchmark patterns developed from data accumulated from industry and public sources, including the Environmental Protection Agency and other governmental agencies. These factors incorporate into the estimates experience gained from cleanup efforts at other similar sites.

Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of September 30, 2011, was $12 million.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Successor
	Three Months Ended September 30,
	2011	2010
Beginning balance	$565	$493
Accruals	31	37
Payments	(13)	(26)
Ending balance	$583	$504

	Successor		Predecessor
	Nine Months Ended	February 13 – September 30, 2010	January 1 – February 12, 2010
	September 30, 2011
Beginning balance	$578	$514	$517
Accruals	41	43	6
Payments	(36)	(53)	(9)
Ending balance	$583	$504	$514

At September 30, 2011, $95 million was included in current liabilities.

During the third quarters of 2011 and 2010, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2011 and 2010, management recorded additional expense of $29 million and $73 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2012.

In 2008, the Company completed an analysis of its Montana sites to determine its legal exposure related to the potential effect of a Montana Supreme Court decision. The decision, which did not involve BNSF, held that restoration damages (damages equating to clean-up costs which are intended to return property to its original condition) may be awarded under certain circumstances even where such damages may exceed the property's actual value. The legal situation in Montana, the increase in the number of claims against BNSF and others resulting from this decision, and the completion of the analysis caused BNSF to record additional pre-tax environmental expenses of $175 million, for environmental liabilities primarily related to the effect of the aforementioned Montana Supreme Court decision on certain of BNSF's Montana sites. In the third quarter of 2010, additional test results and negotiations with various parties at certain sites resulted in a reduction in expense of approximately $40 million.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at September 30, 2011, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $445 million to $815 million. However, BNSF believes that the $583 million recorded at September 30, 2011, is the best estimate of the Company’s future obligation for environmental costs.

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

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Successor
	Three Months Ended September 30,
Net Cost	2011	2010
Service cost	$8	$8
Interest cost	26	27
Expected return on plan assets	(30)	(34)
Net cost recognized	$4	$1

	Pension Benefits
	Successor		Predecessor
	Nine Months Ended	February 13 – September 30, 2010	January 1 – February 12, 2010
Net Cost	September 30, 2011
Service cost	$24	$20	$3
Interest cost	77	68	12
Expected return on plan assets	(90)	(74)	(14)
Amortization of net loss	—	—	4
Net cost recognized	$11	$14	$5

	Retiree Health and Welfare Benefits
	Successor
	Three Months Ended September 30,
Net Cost	2011	2010
Service cost	$—	$—
Interest cost	4	4
Net cost recognized	$4	$4

	Retiree Health and Welfare Benefits
	Successor		Predecessor
	Nine Months Ended	February 13 – September 30, 2010	January 1 – February 12, 2010
Net Cost	September 30, 2011
Service cost	$1	$1	$—
Interest cost	11	9	2
Net cost recognized	$12	$10	$2

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

9.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the nine months ended September 30, 2011, the Company declared and paid cash distributions of $2,750 million to its parent company. For the nine months ended September 30, 2011, the Company received a tax refund of $426 million from Berkshire and made tax payments of $173 million to Berkshire. Federal income taxes payable to Berkshire were $206 million and $0 million at September 30, 2011 and December 31, 2010, respectively.

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

The following tables provide reconciliations of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Successor
	Three Months Ended September 30,
	2011	2010
Net income	$766	$706
Other comprehensive income:
Change in fuel/interest hedge mark-to-market, net of tax (see Note 2)	(33)	17
Change in accumulated other comprehensive income of equity method investees	—	(1)
Total comprehensive income	$733	$722

	Successor		Predecessor
	Nine Months Ended	February 13 – September 30, 2010	January 1 – February 12, 2010
	September 30, 2011
Net income	$2,063	$1,591	$224
Other comprehensive income:
Change in unrecognized prior service credit and actuarial losses, net of tax (see Note 8)	—	—	2
Change in fuel/interest hedge mark-to-market, net of tax (see Note 2)	(34)	14	(45)
Change in accumulated other comprehensive income of equity method investees	—	(1)	2
Total comprehensive income	$2,029	$1,604	$183

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table provides the components of accumulated other comprehensive (loss) income (in millions):

	Successor
	September 30, 2011	December 31, 2010
Unrecognized prior service credit and actuarial losses, net of tax (see Note 8)	$(13)	$(13)
Fuel hedge mark-to-market, net of tax (see Note 2)	7	41
Accumulated other comprehensive loss of equity method investees	(1)	(1)
Total accumulated other comprehensive (loss) income	$(7)	$27

11.	Accounting Pronouncements

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (ASU 2011-08), Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment. This standard permits a company to first assess qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step process for goodwill impairment testing previously required under Topic 350. ASU 2011-08 is effective for the Company for the year beginning on January 1, 2012, with early adoption permitted.

In September 2011, the FASB issued Accounting Standards Update No. 2011-09 (ASU 2011-09), Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer's Participation in a Multiemployer Plan. This standard requires an employer that participates in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide users with more detailed information about the employer's involvement in multiemployer pension plans. In addition, this standard also includes changes in the disclosures required for multiemployer plans that provide postretirement benefits other than pensions. ASU 2011-09 is effective for the Company for the fiscal year ending after December 15, 2011. The Company will include the appropriate disclosures related to postretirement benefits in accordance with ASU 2011-09 in its annual report on Form 10-K for the year ending December 31, 2011.

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

Berkshire’s cost of acquiring BNSF has been pushed-down to establish a new accounting basis for BNSF. Accordingly, the accompanying interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The following narrative analysis of results of operations includes a comparative analysis of the nine months ended September 30, 2011 (Successor), with the period of February 13 – September 30, 2010 (Successor), and a brief discussion of the factors that materially affected the Company’s operating results in the Predecessor period of January 1 – February 12, 2010.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)			Cars / Units (in thousands)
	Successor		Predecessor	Successor		Predecessor
	Nine Months Ended September 30, 2011	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2011	February 13 – September 30, 2010	January 1 – February 12, 2010
Consumer Products	$4,403	$3,159	$515	3,406	2,713	453
Coal	3,658	2,734	442	1,676	1,522	259
Industrial Products	3,014	2,230	352	1,115	908	139
Agricultural Products	2,767	2,115	417	787	651	126
Total Freight Revenues	13,842	10,238	1,726	6,984	5,794	977
Other Revenues	442	320	65
Total Operating Revenues	$14,284	$10,558	$1,791

	Average Revenue Per Car / Unit
	Successor		Predecessor
	Nine Months Ended September 30, 2011	February 13 – September 30, 2010	January 1 – February 12, 2010
Consumer Products	$1,293	$1,164	$1,137
Coal	2,183	1,796	1,707
Industrial Products	2,703	2,456	2,532
Agricultural Products	3,516	3,249	3,310
Total Freight Revenues	$1,982	$1,767	$1,767

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Successor		Predecessor
	Nine Months Ended	February 13 – September 30, 2010	January 1 – February 12, 2010
	September 30, 2011
Total fuel expense [a]	$3,124	$1,840	$329
BNSF fuel surcharges	$1,971	$1,230	$192
a  Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel derivatives, which do not impact the fuel surcharge program.

Beginning January 1, 2011, BNSF reset the strike price, the Highway Diesel Fuel (HDF) price at which BNSF assesses a fuel surcharge, from $1.25 per gallon to $2.50 per gallon for BNSF’s mileage-based and percent-of-revenue fuel surcharge programs covering Agricultural Products, Industrial Products, Coal and Automotive. This change includes an appropriate adjustment of the underlying base shipment rates to reflect the new strike price. BNSF also instituted a program that compensates customers when HDF falls below the strike price for an extended period.

Successor Periods of the Nine Months Ended September 30, 2011 vs the Period of February 13 – September 30, 2010

Revenues

Revenues for the nine months ended September 30, 2011, were $14,284 million, up 35 percent as compared with the period of February 13 – September 30, 2010. The increase in revenues is directly attributable to comparing operating results for a 273-day period to one consisting of 230 days, which primarily causes the 21-percent increase in unit volumes. The following changes in underlying trends, based on a comparable number of days, also impacted the change in revenues:

▪
Consumer Products revenues included increased unit volumes for domestic intermodal as a result of tightening truck capacity and highway conversion to rail and international volumes outpacing west coast imports.

▪	Coal revenues reflected lower unit volumes, partially resulting from the impacts of severe flooding along key coal routes.

▪
Industrial Products revenues included increased unit volumes primarily due to increased demand in construction products resulting from strong steel and sand shipments, as well as increased demand in Petroleum Products.

▪	Agricultural Products revenues reflected increased wheat shipments resulting from strong export demand.

▪	Average revenue per car / unit increased as a result of increased rate per car / unit and higher fuel surcharges, which was driven by increased fuel prices.

Expenses

Operating expenses for the nine months ended September 30, 2011, were $10,591 million, an increase of $2,919 million, or 38 percent, as compared with the period of February 13 – September 30, 2010. A significant portion of this increase is due to comparing expenses for a 273-day period to one consisting of 230 days. The following changes in underlying trends, based on a comparable number of days, also impacted the change in expenses:

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

▪	Higher locomotive and freight car material costs, increased crew transportation, travel costs and higher casualty and other costs increased materials and other expenses.

▪	There were no significant changes in the underlying trends for depreciation and amortization expenses or equipment rents expenses.

▪	Interest expense included increased interest related to a higher average debt balance.

▪
The effective tax rate for the nine months ended September 30, 2011, was 36.9 percent, compared with 38.3 percent for the period of February 13 – September 30, 2010. The 2010 tax rate included a charge related to the enactment of the Patient Protection and Affordable Care Act in March 2010, which eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. The effective tax rate in 2011 also decreased as a result of state law tax changes, other state tax benefits and low-income housing partnership benefits.

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

Capital Commitments

As previously disclosed in the second quarter of 2011, BNSF anticipates that capital commitments for 2011 will be approximately $3.8 billion or $300 million higher than the Company's original plan. The increase is due to increased capital projects resulting from severe flooding conditions on its rail network and due to a pull forward of other projects that will utilize economic stimulus incentives, which provide favorable tax treatment.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Date:  November 4, 2011

S-1

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

Exhibit Index

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of sole member of Burlington Northern Santa Fe, LLC, dated April 8, 2010, amending and restating certain sections of the Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC dated as of February 12, 2010.	8-K	4/14/2010	001-11535	3.2

4.1	Ninth Supplemental Indenture, dated as of August 22, 2011, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2011	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF’s 3.45% Debentures due September 15, 2021 and 4.95% Debentures due September 15, 2041.	8-K	8/22/2011	001-11535	4.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

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