Form 10-K
period 2011-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2012-02-27
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________TO ___________
COMMISSION FILE NUMBER: 1-11535

(Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
100% of the membership interests of Burlington Northern Santa Fe, LLC outstanding as of February 27, 2012 is held by National Indemnity Company, an indirect, wholly owned subsidiary of Berkshire Hathaway Inc.

DOCUMENTS INCORPORATED BY REFERENCE
None
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

i

ii

Part I

Item 1. Business

Burlington Northern Santa Fe Corporation was incorporated in the State of Delaware on December 16, 1994. On February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger (the Merger) of Burlington Northern Santa Fe Corporation with and into R Acquisition Company, LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Berkshire (Merger Sub), with Merger Sub continuing as the surviving entity. In connection with the Merger, Merger Sub changed its name to “Burlington Northern Santa Fe, LLC” and remains an indirect, wholly-owned subsidiary of Berkshire. Further information about the Merger is incorporated by reference from Note 1 and Note 5 to the Consolidated Financial Statements.

References herein to “BNSF,” “Registrant” or “Company,” with respect to matters occurring prior to completion of the Merger, are references to Burlington Northern Santa Fe Corporation. References herein to “BNSF,” “Registrant” or “Company,” with respect to matters occurring after completion of the Merger, are references to Burlington Northern Santa Fe, LLC.

BNSF is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. At December 31, 2011, BNSF and its subsidiaries had approximately 39,000 employees. The rail operations of BNSF Railway Company (BNSF Railway), the Company's principal operating subsidiary, comprise one of the largest railroad systems in North America.

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
The Company is subject to a significant amount of governmental laws and regulation with respect to its rates and practices, taxes, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative and/or regulatory framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. Federal legislation enacted in 2008 mandates the implementation of positive train control technology by December 31, 2015, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation (TIH) hazardous materials are transported. This type of technology is new and deploying it across BNSF Railway’s system and other railroads may pose significant operating and implementation risks and will require significant capital expenditures.

As part of its railroad operations, the Company frequently transports chemicals and other hazardous materials, which could expose it to the risk of significant claims, losses and penalties.
BNSF Railway is required to transport these commodities to the extent of its common carrier obligation. An accidental release of TIH or hazardous commodities could result in a significant loss of life and extensive property damage as well as environmental remediation obligations and penalties. The associated costs could have an adverse effect on the Company’s operating results, financial condition or liquidity as the Company is not insured above a certain threshold. Further, the rates BNSF Railway receives for transporting these commodities do not adequately compensate it should there be some type of accident. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available to the Company in the future if there is a catastrophic event related to rail transportation of these commodities.

The Company faces intense competition from rail carriers and other transportation providers, and its failure to compete effectively could adversely affect its results of operations, financial condition or liquidity.
The Company operates in a highly competitive business environment. Depending on the specific market, the Company faces intermodal, intramodal, product and geographic competition. This competition from other railroads and motor carriers, as well as barges, ships and pipelines in certain markets, may be reflected in pricing, market share, level of services, reliability and other factors. For example, the Company believes that high service truck lines, due to their ability to deliver non-bulk products on an expedited basis, may have an adverse effect on the Company’s ability to compete for deliveries of non-bulk, time-sensitive freight. While the Company must build or acquire and maintain its rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any material increase in the capacity and quality of these alternative methods or the passage of legislation granting greater latitude to motor carriers with respect to size and weight restrictions could have an adverse effect on the Company’s results of operations, financial condition or liquidity. In addition, a failure to provide the level of service required by the Company’s customers could result in loss of business to competitors. Changes in the ports used by ocean carriers or the use of all-water routes from the Pacific Rim to the East Coast or other changes in the supply chain could also have an adverse effect on the Company’s volumes and revenues.

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
Challenging economic conditions may not only affect revenues due to reduced demand for many goods and commodities, but could result in payment delays, increased credit risk and possible bankruptcies of customers. Railroads are capital-intensive and may need to finance a portion of the building and maintenance of infrastructure as well as locomotives and other rail equipment. Economic slowdowns and related credit market disruptions may adversely affect the Company’s cost structure, its timely access to capital to meet financing needs and costs of its financings. The Company could also face increased counterparty risk for its cash investments and its derivative arrangements. Adverse economic conditions could also affect the Company’s costs for insurance or its ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. Declines in the securities and credit markets could also affect the Company’s pension fund and railroad retirement tax rates, which in turn could increase funding requirements.

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

Acts of terrorism or war, as well as the threat of terrorism or war, may cause significant disruptions in the Company’s business operations.
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
The Company relies on information technology in all aspects of its business. A significant disruption or failure of its information technology systems could result in service interruptions, safety failures, security violations, regulatory compliance failures and the inability to protect corporate information assets against intruders or other operational difficulties. Although the Company has taken steps to mitigate these risks, including Business Continuity Planning, Disaster Recovery Planning and Business Impact Analysis, a significant disruption or cyber intrusion could lead to misappropriation of assets or data corruption and could adversely affect the Company’s results of operations, financial condition or liquidity. Additionally, if the Company is unable to acquire or implement new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on the Company’s results of operations, financial condition or liquidity.

Most of the Company’s employees are represented by unions, and failure to negotiate reasonable collective bargaining agreements may result in strikes, work stoppages or substantially higher ongoing labor costs.
A significant majority of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with various labor organizations. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over an extended period of time and have previously not resulted in any extended work stoppages. For ongoing negotiations, the existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of presidential or congressional intervention) are exhausted. While the negotiations have not yet resulted in any extended work stoppages, if BNSF Railway is unable to negotiate acceptable new agreements, it could result in strikes by the affected workers, loss of business, disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, any of which could have an adverse effect on the Company’s operating results, financial condition or liquidity.

The unavailability of qualified personnel could adversely affect the Company’s operations.
Changes in demographics, training requirements and the unavailability of qualified personnel, particularly engineers and trainmen, could negatively impact the Company’s ability to meet demand for rail service. Recruiting and retaining qualified personnel, particularly those with expertise in the railroad industry, are vital to operations. Although the Company has adequate personnel for the current business environment, unpredictable increases in demand for rail services may exacerbate the risk of not having sufficient numbers of trained personnel, which could have a negative impact on operational efficiency and otherwise have an adverse effect on the Company’s operating results, financial condition or liquidity.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America with approximately 32,000 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and two Canadian provinces as of December 31, 2011. BNSF Railway owns approximately 23,000 route miles, including easements, and operates on approximately 9,000 route miles of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads' tracks.

As of December 31, 2011, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 10,000 route miles operated under trackage rights.

Property and Facilities
BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 30 major international hubs located across the system.

As of December 31, 2011, BNSF Railway owned or held under non-cancelable leases exceeding one year approximately 6,900 locomotives, 78,600 freight cars, and 6,100 chassis and containers, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF incurs significant costs in repairing and maintaining the properties described above. In 2011, BNSF recorded approximately $2 billion in repairs and maintenance expense in the Consolidated Statements of Income.

Business Mix
In serving the Midwest, Pacific Northwest, Western, Southwestern and Southeastern regions and ports of the country, BNSF transports, through one operating transportation services segment, a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Over half of the freight revenues of the Company are covered by contractual agreements of varying durations,while the balance is subject to common carrier, published prices or quotations offered by the Company. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. The following map illustrates the Company’s primary routes, including trackage rights, which allow BNSF to access major cities and ports in the western and southern United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF has also entered into marketing agreements with other rail carriers, expanding the marketing reach for each railroad and our collective customers.

BNSF Lines and Trackage Rights
Regional Connections
Intermodal Haulage Arrangement

Consumer Products:
The Consumer Products’ freight business provided approximately 31 percent of freight revenues for the 12 months ended December 31, 2011, and consisted of the following business sectors: International Intermodal, Domestic Intermodal (including Truckload/Intermodal Marketing Companies and Expedited Truckload/Less-than-Truckload/Parcel) and Automotive.

Coal:
The transportation of coal contributed approximately 27 percent of freight revenues for the 12 months ended December 31, 2011, with more than 90 percent of all BNSF’s coal tons originating from the Powder River Basin of Wyoming and Montana.

Industrial Products:
The Industrial Products’ freight business provided approximately 22 percent of freight revenues for the 12 months ended December 31, 2011, and consisted of the following five business areas: Construction Products, Building Products, Petroleum Products, Chemicals & Plastics Products and Food & Beverages.

Agricultural Products:
The transportation of Agricultural Products provided approximately 20 percent of freight revenues for the 12 months ended December 31, 2011. These products include wheat, corn, bulk foods, soybeans, oil seeds and meals, feeds, barley, oats and rye, flour and mill products, milo, oils, specialty grains, malt, ethanol and fertilizer.

Government Regulation and Legislation
The Company’s rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (OSHA), as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction and consolidation or merger with, or acquisition of control of rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF’s business.

DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

Further discussion is incorporated by reference from Note 14 to the Consolidated Financial Statements.

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

Based on weekly reporting by the Association of American Railroads, BNSF Railway’s share of the western United States rail traffic in 2011 was approximately 48 percent.

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

Information concerning certain pending tax-related administrative or adjudicative state proceedings or appeals is incorporated by reference from Note 7 to the Consolidated Financial Statements, and information concerning other claims and litigation is incorporated by reference from Note 14 to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

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

Berkshire’s cost of acquiring BNSF has been pushed-down to establish a new accounting basis for BNSF. Accordingly, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the Successor period of the year ended December 31, 2011, and a comparative analysis of the Successor period of February 13 – December 31, 2010, and the Predecessor period of January 1 – February 12, 2010.

Results of Operations

Revenues Summary
The following table presents BNSF’s revenue information by business group:

	Revenues (in millions)			Cars / Units (in thousands)
	Successor		Predecessor	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010
	December 31, 2011			December 31, 2011
Consumer Products	$6,005	$4,516	$515	4,595	3,834	453
Coal	5,066	3,906	442	2,309	2,156	259
Industrial Products	4,104	3,108	352	1,498	1,258	139
Agricultural Products	3,769	3,076	417	1,056	932	126
Total freight revenues	18,944	14,606	1,726	9,458	8,180	977
Other revenues	604	453	65
Total operating revenues	$19,548	$15,059	$1,791

	Average Revenue Per Car / Unit
	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010
	December 31, 2011
Consumer Products	$1,307	$1,178	$1,137
Coal	2,194	1,812	1,707
Industrial Products	2,740	2,471	2,532
Agricultural Products	3,569	3,300	3,310
Total freight revenues	$2,003	$1,786	$1,767

Fuel Surcharges
Freight revenues include both revenue for transportation services and fuel surcharges. BNSF’s fuel surcharge program is intended to recover its incremental fuel costs when fuel prices exceed a threshold fuel price. Fuel surcharges are calculated differently depending on the type of commodity transported. BNSF has two standard fuel surcharge programs - Percent of Revenue and Mileage-Based. In addition, in certain commodities, fuel surcharge is calculated using a fuel price from a time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may significantly differ.

The following table presents fuel surcharge and fuel expense information (in millions):

	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010
	December 31, 2011
Total fuel expense [a]	$4,267	$2,687	$329
BNSF fuel surcharges	$2,663	$1,774	$192
a  Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel derivatives, which do not impact the fuel surcharge program.

Beginning January 1, 2011, BNSF reset the strike price, the Highway Diesel Fuel (HDF) price at which BNSF assesses a fuel surcharge, from $1.25 per gallon to $2.50 per gallon for BNSF's mileage-based and percent-of-revenue fuel surcharge programs covering Agricultural Products, Industrial Products, Coal and Automotive. The new program is being implemented as contracts are renewed or as tariff rates are updated. This change includes an appropriate adjustment of the underlying base shipment rates to reflect the new strike price. BNSF also instituted a program that compensates customers when HDF falls below the strike price for an extended period.

Successor Period of the Year Ended December 31, 2011 vs Successor Period of February 13 – December 31, 2010
Revenues
Revenues for the year ended December 31, 2011, were $19,548 million, up 30 percent compared with the period of February 13 - December 31, 2010. A significant portion of this increase in revenues is directly attributable to comparing operating results for a 365-day period to one consisting of 322 days, which primarily caused the 16-percent increase in unit volumes. The following changes in underlying trends, based on a comparable number of days, also impacted the change in revenues:

•	Average revenue per car / unit increased for all business units as a result of increased rate per car / unit and higher fuel surcharges, which was driven by increased fuel prices.

In addition to an increase in average revenue per car / unit, the following changes in underlying trends in volumes, based on a comparable number of days, also impacted the change in revenues:

•
Consumer Products unit volumes increased for domestic intermodal as a result of tightening truck capacity and highway conversion to rail, and higher international volumes as a result of increased demand for inland international movements.

•	Coal unit volumes decreased, partially resulting from the impacts of severe flooding along key coal routes along with the share shift of some midwest utility tons.

•	Industrial Products unit volumes increased primarily due to increased demand in construction products resulting from strong sand and steel shipments, as well as increased demand in Petroleum Products.

•	Agricultural Products volumes were about even with last year as higher wheat exports and U.S. corn were offset by lower soybean exports.

Expense Table
The following table presents BNSF’s expense information (in millions):

	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010
	December 31, 2011
Compensation and benefits	$4,315	$3,562	$442
Fuel	4,267	2,687	329
Purchased services	2,218	1,890	279
Depreciation and amortization	1,807	1,532	192
Equipment rents	779	670	97
Materials and other	852	665	1
Total operating expenses	$14,238	$11,006	$1,340

Interest expense	$560	$435	$72
Other expense, net	$9	$7	$2
Income tax expense	$1,769	$1,376	$153
Expenses
Operating expenses for the year ended December 31, 2011, were $14,238 million, an increase of $3,232 million, or 29 percent, as compared with the period of February 13 - December 31, 2010. A significant portion of this increase is due to comparing expenses for a 365-day period to one consisting of 322 days. The following changes in underlying trends, based on a comparable number of days, also impacted the change in operating expenses:

•	Increased unit volumes, and wage and health and welfare inflation, training and weather-related costs contributed to the increase in compensation and benefits expense.

•
Higher fuel prices accounted for the majority of the increase in fuel expenses. In addition, higher locomotive fuel consumption resulted from improved volumes and severe weather conditions, which impacted efficiency.

•
Purchased services expenses increased due to higher volume-related costs, including purchased transportation for BNSF Logistics, a wholly-owned, third-party logistics company, which was offset by an increase in other revenues, and due to weather impacts offset by lower locomotive maintenance costs.

•
Higher locomotive and freight car material costs, increased crew transportation, travel costs, property taxes and casualty costs increased materials and other expenses offset by lower environmental costs.

•	There were no significant changes in the underlying trends for depreciation and amortization expenses or equipment rents expense.

•	Interest expense included increased interest related to a higher average debt balance.

•
The effective tax rate for the twelve months ended December 31, 2011, was 37.3 percent, compared with 38.1 percent for the period of February 13 - December 31, 2010. The 2010 tax rate included a charge related to the enactment of the Patient Protection and Affordable Care Act in March 2010, which eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. The effective tax rate in 2011 also decreased as a result of state law tax changes and other state tax benefits.

Predecessor Period of January 1 – February 12, 2010
Significant changes in the underlying trends affecting the Company’s revenues and expenses during the Predecessor period of January 1 – February 12, 2010, were as follows:

•	Purchased services expenses included $62 million in Merger-related legal and consulting fees. See Note 1 to the Consolidated Financial Statements for more information.

•	Sale of a line segment in the State of Washington was completed, resulting in a gain to materials and other expenses of $74 million.

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

•
Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services; the ultimate outcome of shipper and rate claims subject to adjudication or claims; investigations or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF operations; losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases; the release of hazardous materials, environmental contamination and damage to property; regulation, restrictions or caps, or other controls of diesel emissions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations; and

•
Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; constraints due to the nation’s aging infrastructure; disruptions to BNSF’s technology network including computer systems and software, including cybersecurity intrusions, misappropriation of assets or sensitive information, corruption of data or operational disruptions; as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF’s or other railroads’ operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these derivative activities on the Company’s results of operations (in millions):

	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010
	December 31, 2011
Fuel-derivative gain (loss) (including ineffective portion of unexpired hedges)	$82	$49	$(13)
Interest rate hedge benefit	—	17	3
Total derivative benefit (loss)	82	66	(10)
Tax effect	(31)	(25)	4
Derivative benefit (loss), net of tax	$51	$41	$(6)

The Company’s fuel-derivative gain or loss was due to fluctuations in average fuel prices subsequent to the initiation of various derivatives. All open fuel derivatives at December 31, 2011, are expected to expire during the second quarter of 2012. The interest rate hedge benefit is the result of lower interest rates. There were no interest rate hedges outstanding at December 31, 2011 or 2010. The information presented in Note 6 to the Consolidated Financial Statements describes significant aspects of BNSF’s financial instrument activities that have a material market risk.

Commodity Price Sensitivity
BNSF engaged in derivative activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing derivative transactions as of December 31, 2011, were based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO) and West Texas Intermediate (WTI) crude oil. For swaps, BNSF either pays or receives the difference between the derivative price and the actual average price of the derivative commodity during a specified determination period for a specified number of gallons.

At December 31, 2011, BNSF had recorded a net fuel-derivative asset of $24 million for fuel derivatives.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending December 31, 2012, and the balance sheet impact from the hypothetical price changes on all open derivatives, both based on the Company’s derivative position at December 31, 2011:

Sensitivity Analysis
Derivative Commodity Price Change	Fuel-Derivative Annual Pre-Tax Earnings Impact	Balance Sheet Impact of Change in Fuel-Derivative Fair Value	[a]

10-percent increase	$10 million increase	—
10-percent decrease	$10 million decrease	—
a All open derivatives at December 31, 2011, are expected to expire during the second quarter of 2012.

Based on locomotive fuel consumption during the twelve-month period ended December 31, 2011, of 1,341 million gallons and fuel prices during that same period, excluding the impact of the Company’s derivative activities, a 10-percent increase or decrease in the commodity price per gallon would result in an approximate $396 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis.

At December 31, 2011, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position. Further information on fuel derivatives is incorporated by reference from Note 6 to the Consolidated Financial Statements.

Interest Rate Sensitivity
At December 31, 2011, the fair value of BNSF’s debt, excluding capital leases and unamortized gains on interest rate swaps, was $12,947 million.

The following table is an estimate of the impact to the fair value of total debt, excluding capital leases and unamortized gains on interest rate swaps, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2012, based on debt levels as of December 31, 2011:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
Total Debt

1-percent decrease	$1,416 million increase
1-percent increase	$1,164 million decrease

Further information on interest rate hedges is incorporated by reference from Note 6 to the Consolidated Financial Statements. Information on the Company’s debt, which may be sensitive to interest rate fluctuations, is incorporated by reference from Note 13 to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of BNSF and subsidiary companies, together with the reports of the Company’s independent registered public accounting firms, are included as part of this filing.

The following documents are filed as a part of this report:

Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	15

Consolidated Statements of Income for year ended December 31, 2011, the periods February 13 – December 31, 2010 and January 1 – February 12, 2010, and the year ended December 31, 2009	17

Consolidated Balance Sheets as of December 31, 2011 and 2010	18

Consolidated Statements of Cash Flows for the year ended December 31, 2011, the periods February 13 – December 31, 2010 and January 1 – February 12, 2010, and the year ended December 31, 2009	19

Consolidated Statements of Changes in Equity for the year ended December 31, 2011, the periods February 13 – December 31, 2010 and January 1 – February 12, 2010, and the year ended December 31, 2009	20

Notes to Consolidated Financial Statements	21

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Burlington Northern Santa Fe, LLC

We have audited the accompanying consolidated balance sheets of Burlington Northern Santa Fe, LLC and subsidiaries (the "Company") as of December 31, 2011 and December 31, 2010, and the related consolidated statements of income, cash flows, and changes in equity for the year ended December 31, 2011 and for the periods from February 13, 2010 through December 31, 2010 (Successor) and January 1, 2010 through February 12, 2010 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Northern Santa Fe, LLC and subsidiaries as of December 31, 2011 and December 31, 2010 (Successor) and the results of their operations and their cash flows for the year ended December 31, 2011 and for the periods from February 13, 2010 through December 31, 2010 (Successor) and January 1, 2010 through February 12, 2010 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
February 27, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Burlington Northern Santa Fe, LLC

In our opinion, the consolidated financial statements listed in the accompanying index for the year ended December 31, 2009 present fairly, in all material respects, the results of operations and cash flows of Burlington Northern Santa Fe Corporation and its subsidiaries (the Company) for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those
standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
February 11, 2010

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Income
In millions

	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 - February 12, 2010	Year Ended
	December 31, 2011			December 31, 2009
Revenues	$19,548	$15,059	$1,791	$14,016
Operating expenses:
Compensation and benefits	4,315	3,562	442	3,481
Fuel	4,267	2,687	329	2,372
Purchased services	2,218	1,890	279	1,873
Depreciation and amortization	1,807	1,532	192	1,537
Equipment rents	779	670	97	777
Materials and other	852	665	1	714
Total operating expenses	14,238	11,006	1,340	10,754
Operating income	5,310	4,053	451	3,262
Interest expense	560	435	72	613
Other expense, net	9	7	2	8
Income before income taxes	4,741	3,611	377	2,641
Income tax expense	1,769	1,376	153	920
Net income	$2,972	$2,235	$224	$1,721

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Balance Sheets
In millions

	Successor
	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,960	$2,087
Accounts receivable, net	1,150	928
Materials and supplies	739	652
Current portion of deferred income taxes	295	317
Other current assets	121	193
Total current assets	4,265	4,177

Property and equipment, net of accumulated depreciation of $1,056 and $660, respectively	48,047	45,486
Goodwill	14,803	14,803
Intangible assets, net	1,420	1,732
Other assets	1,845	2,449
Total assets	$70,380	$68,647

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,143	$2,768
Long-term debt due within one year	526	699
Total current liabilities	3,669	3,467

Deferred income taxes	15,637	14,307
Long-term debt	12,139	11,281
Intangible liabilities, net	1,496	1,790
Casualty and environmental liabilities	905	938
Pension and retiree health and welfare liability	769	490
Other liabilities	1,016	867
Total liabilities	35,631	33,140
Commitments and contingencies (see Notes 6, 13 and 14)
Equity:
Member's equity (see Note 2)	34,952	35,480
Accumulated other comprehensive (loss) income	(203)	27
Total equity	34,749	35,507
Total liabilities and equity	$70,380	$68,647

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Cash Flows
In millions

	Successor		Predecessor
	Year Ended	February 13 - December 31, 2010	January 1- February 12, 2010	Year Ended
	December 31, 2011			December 31, 2009
Operating Activities
Net income	$2,972	$2,235	$224	$1,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,807	1,532	192	1,537
Deferred income taxes	1,509	710	127	612
Long-term casualty and environmental liabilities, net	(43)	(25)	(2)	(90)
Contributions to qualified pension plan	(36)	(400)	—	(255)
Other, net	(249)	(204)	(78)	45
Changes in current assets and liabilities:
Accounts receivable, net	(219)	(118)	(21)	116
Change in accounts receivable securitization program	—	—	—	(50)
Materials and supplies	(87)	(23)	3	(108)
Other current assets	(15)	104	(123)	(38)
Accounts payable and other current liabilities	381	539	(258)	(77)
Net cash provided by operating activities	6,020	4,350	64	3,413

Investing Activities
Capital expenditures excluding equipment	(2,562)	(1,829)	(137)	(1,991)
Acquisition of equipment	(763)	(445)	(67)	(733)
Proceeds from sale of equipment financed	—	—	—	368
Construction costs for facility financing obligation	—	—	—	(37)
Partnership investment	—	(443)	—	—
Other, net	(211)	(255)	68	(244)
Net cash used for investing activities	(3,536)	(2,972)	(136)	(2,637)

Financing Activities
Net decrease in commercial paper and bank borrowings	—	—	—	(100)
Proceeds from issuance of long-term debt	1,500	1,500	—	825
Payments on long-term debt	(596)	(493)	(30)	(429)
Cash distributions/dividends paid	(3,500)	(1,250)	(226)	(546)
Proceeds from stock options exercised	—	—	21	59
Purchase of BNSF common stock	—	—	—	(16)
Excess tax benefits from equity compensation plans	—	—	9	29
Proceeds from facility financing obligation	—	—	—	51
Other, net	(15)	(19)	—	(13)
Net cash used for financing activities	(2,611)	(262)	(226)	(140)
(Decrease) increase in cash and cash equivalents	(127)	1,116	(298)	636
Cash and cash equivalents:
Beginning of period	2,087	971	1,269	633
End of period	$1,960	$2,087	$971	$1,269

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$666	$539	$97	$587
Income taxes paid, net of refunds	$(13)	$665	$—	$264
Non-cash asset financing	$1	$40	$8	$514

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Changes in Equity
Dollars in millions, shares in thousands, except per share data

Predecessor	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2008	541,346	(202,165)	$7,636	$12,764	$(8,395)		$(874)	$11,131
Comprehensive income:
Net income			—	1,721	—		—	1,721
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $13			—	—	—		24	24
Change in fuel/interest hedge mark-to-market, net of tax expense of $203			—	—	—		327	327
Recognized loss on derivative instruments-discontinued hedges, net of tax benefit of $16			—	—	—		27	27
Total comprehensive income			—	1,721	—		378	2,099
Common stock dividends, $1.60 per share			—	(544)	—		—	(544)
Restricted stock and stock options expense			38	—	—		—	38
Restricted stock activity	43	1	2	—	—		—	2
Exercise of stock options and related tax benefit of $29	2,027	(267)	105	—	(17)		—	88
Purchase of BNSF common stock	—	(246)	—	—	(16)		—	(16)
Balance at December 31, 2009	543,416	(202,677)	7,781	13,941	(8,428)		(496)	12,798
Comprehensive income:
Net income			—	224	—		—	224
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $1			—	—	—		2	2
Change in fuel/interest hedge mark-to-market, net of tax benefit of $28			—	—	—		(45)	(45)
Change in other comprehensive income of equity method investees			—	—	—		2	2
Total comprehensive income			—	224	—		(41)	183
Common stock dividends, $0.26 per share			—	(89)	—		—	(89)
Restricted stock and stock options expense			8	—	—		—	8
Restricted stock activity	4	—	—	—	—		—	—
Exercise of stock options and related tax benefit of $10	544	(1)	31	—	—		—	31
Purchase of BNSF common stock	—	(1)	—	—	—		—	—
Balance at February 12, 2010	543,964	(202,679)	$7,820	$14,076	$(8,428)		$(537)	$12,931
Successor					Member's Equity	a	Accumulated Other Comprehensive Loss	Total Equity
Net contribution from Berkshire Hathaway Inc.					$34,495		$—	$34,495
Comprehensive income:
Net income					2,235		—	2,235
Change in unrecognized actuarial losses, net of tax benefit of $8					—		(13)	(13)
Change in fuel hedge mark-to-market, net of tax expense of $26					—		41	41
Change in other comprehensive loss of equity method investees					—		(1)	(1)
Total comprehensive income					2,235		27	2,262
Cash distributions to Parent					(1,250)		—	(1,250)
Balance at December 31, 2010					$35,480		$27	$35,507
Comprehensive income:
Net income					2,972		—	2,972
Change in unrecognized actuarial losses, net of tax benefit of $125					—		(200)	(200)
Change in fuel hedge mark-to-market, net of tax expense of $18					—		(30)	(30)
Change in other comprehensive loss of equity method investees					—		—	—
Total comprehensive income					2,972		(230)	2,742
Cash distributions to Parent					(3,500)		—	(3,500)
Balance at December 31, 2011					$34,952		$(203)	$34,749
a See Note 2.

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe, LLC (BNSF or the Company) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF’s principal, wholly-owned subsidiary is BNSF Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America with approximately 32,000 route miles (excluding multiple main tracks, yard tracks and sidings) in 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Coal, Industrial Products and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 31 percent, 27 percent, 22 percent and 20 percent, respectively, of total freight revenues for the year ended December 31, 2011 (Successor). These Consolidated Financial Statements include BNSF, BNSF Railway and other majority-owned subsidiaries, all of which are separate legal entities.

Burlington Northern Santa Fe Corporation was incorporated in the State of Delaware on December 16, 1994. As further discussed in Note 5 to the Consolidated Financial Statements, on February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger (the Merger) of Burlington Northern Santa Fe Corporation with and into R Acquisition Company, LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Berkshire (Merger Sub), with Merger Sub continuing as the surviving entity. In connection with the Merger, Merger Sub changed its name to “Burlington Northern Santa Fe, LLC” and remains an indirect, wholly-owned subsidiary of Berkshire.

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

2. Significant Accounting Policies

Principles of Consolidation
The Consolidated Financial Statements include the accounts of BNSF, including its principal subsidiary BNSF Railway. All intercompany accounts and transactions have been eliminated. The Company evaluates its less than majority-owned investments for consolidation pursuant to authoritative accounting guidance related to the consolidation of variable interest entities (VIEs). The Company consolidates a VIE when it possesses both the power to direct the activities of the VIE that most significantly impact its economic performance and when the Company is either obligated to absorb the losses that could potentially be significant to the VIE or the Company holds the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Accounts Receivable, Net
Accounts receivable, net includes accounts receivable reduced by an allowance for bill adjustments and uncollectible accounts. The allowance for bill adjustments and uncollectible accounts is based on historical experience as well as any known trends or uncertainties related to customer billing and account collectibility. Allowances for uncollectible accounts are charged off when it is determined that the counterparty will be unable to pay based on the contractual terms of the receivables. The Company terminated its Accounts Receivable securitization program in October 2011 (see Note 8 to the Consolidated Financial Statements).

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

Goodwill and Other Intangible Assets and Liabilities
Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. As a result of the Merger, BNSF recognized goodwill as well as additional intangible assets and liabilities (see Note 5 to the Consolidated Financial Statements for further information related to the Merger).

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

See Note 10 to the Consolidated Financial Statements for further information related to goodwill and other intangible assets and liabilities.

Property and Equipment, Net
BNSF’s railroad operations are highly capital intensive and its large base of homogeneous, network-type assets turns over on a continuous basis. Each year BNSF develops a capital program for the replacement of assets and for the acquisition or construction of assets that enables BNSF to enhance the efficiency of operations, gain strategic benefit or provide new service offerings to customers. Assets purchased or constructed throughout the year are capitalized if they meet applicable minimum units of property criteria.

Normal repairs and maintenance are charged to operating expense as incurred, while costs incurred that extend the useful life of an asset, improve the safety of BNSF’s operations, or improve operating efficiency are capitalized.

Property and equipment are stated at cost and are depreciated and amortized on a straight-line basis over their estimated useful lives. Upon application of acquisition method accounting at the Merger date, property and equipment were measured at fair value to establish a new historical cost basis. The Company uses the group method of depreciation in which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. The Company conducts studies of depreciation rates and the required accumulated depreciation balance as required by the Surface Transportation Board (STB), which is generally every three years for equipment property and every six years for track structure and other roadway property. These detailed studies form the basis for our depreciation methods used in accordance with GAAP. There are no differences between assumptions used in determining average service lives between STB reporting and GAAP.

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

Under group depreciation, the historical cost net of salvage of depreciable property that is retired or replaced in the ordinary course of business is charged to accumulated depreciation and no gain or loss is recognized. This historical cost of certain assets is estimated as it is impracticable to track individual, homogeneous network-type assets. Historical costs are estimated by deflating current costs using (i) the Producer Price Index (PPI) and (ii) the estimated useful life of the assets as determined by BNSF’s depreciation studies. The PPI was selected because it closely correlates with the major costs of the items comprising the asset classes. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of property is completely retired, BNSF continually monitors the estimated service lives of its assets and the accumulated depreciation associated with each asset class to ensure its depreciation rates are appropriate.

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

Rail Grinding Costs
Upon the Merger discussed in Note 5, BNSF adopted the direct expense method of accounting for rail grinding costs, under which the Company expenses rail grinding costs as incurred.

Environmental Liabilities
Liabilities for environmental cleanup costs are initially recorded when BNSF’s liability for environmental cleanup is both probable and reasonably estimable. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates for these liabilities are undiscounted.

Personal Injury Claims
Liabilities for personal injury claims are initially recorded when the expected loss is both probable and reasonably estimable. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Liabilities recorded for unasserted personal injury claims, including those related to asbestos, are based on information currently available. Other than the fair value adjustments recorded in the application of acquisition method accounting, as discussed in Note 5, estimates of liabilities for personal injury claims are undiscounted.

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

Reclassifications
The presentation of BNSF's Consolidated Balance Sheet was revised to combine additional paid-in capital and retained earnings into one line titled member's equity to reflect the post-merger ownership structure. The revised financial statement presentation did not affect previously reported results of operations, cash flows or financial position.

3. Subsequent Events

Shelf Authorization
In January 2012, the Board of Managers (the Board) of the Company authorized an additional $1.5 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC), for a total of $2.25 billion that remains authorized by the Board to be issued through the SEC debt shelf registration process.

Related Party Transaction
In February 2012, BNSF declared and paid a distribution of $1 billion to its parent company.

4. Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This standard eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. It will require companies to report the total of comprehensive income including the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (ASU 2011-12), Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This standard allows time for the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-05 and ASU 2011-12 are effective for the Company for the year beginning on January 1, 2012.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-09 (ASU 2011-09), Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer's Participation in a Multiemployer Plan. This standard requires an employer that participates in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide users with more detailed information about the employer's involvement in multiemployer pension plans. In addition, this standard also includes changes in the disclosures required for multiemployer plans that provide postretirement benefits other than pensions. ASU 2011-09 is effective for the Company for the fiscal year ending after December 15, 2011. The Company has included the appropriate disclosures related to postretirement benefits in accordance with ASU 2011-09 in Note 15.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (ASU 2011-11), Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. This standard requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as disclose gross and net information about instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for the Company for the year beginning on January 1, 2013. The Company does not expect this standard to have a material impact to its financial position.

5. Merger

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

The Merger was accounted for using the acquisition method under Accounting Standards Codification (ASC) Topic 805, Business Combinations. Under the acquisition method, the purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. None of the goodwill recorded in connection with the Merger was deductible for income tax purposes. The purchase price allocation at December 31, 2010, was complete and is summarized in the following tables (in millions):

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

The fair value of assets acquired also included intangible assets of $2,025 million, with a weighted average amortization life of 10 years. The fair value of liabilities acquired included intangible liabilities of $2,056 million, with a weighted average amortization life of 16 years. See Note 10 to the Consolidated Financial Statements for further information related to intangible assets and liabilities.

Liabilities acquired included contingencies related to casualty and environmental liabilities in the amount of $1,178 million. Casualty liabilities were measured at fair value, and environmental liabilities were measured in accordance with ASC Topic 450, Contingencies. See Note 14 to the Consolidated Financial Statements for further information related to casualty and environmental liabilities.

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

6. Derivative Activities

Fuel
Fuel costs represented 30 percent, 24 percent, 25 percent, and 22 percent of total operating expenses during the year ended December 31, 2011 (Successor), the periods February 13 – December 31, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor), and the year ended December 31, 2009 (Predecessor), respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, in the past the Company had entered into derivatives to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Previously, the Company entered into fuel-derivative instruments based on management’s evaluation of current and expected diesel fuel price trends with the intent of protecting operating margins and overall profitability from adverse fuel price changes. However, to the extent the Company hedged portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company did not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices.

The Company has not entered into any new derivative contracts subsequent to the Merger and all open derivatives at December 31, 2011, are expected to expire during the second quarter of 2012.

As of December 31, 2011, BNSF’s total fuel-derivative positions, of which the majority are designated as cash flow hedges, covered approximately 3 percent of the average annual locomotive fuel consumption over the past three years. Derivative positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. As of December 31, 2011 and 2010, BNSF has existing fuel-derivative agreements covering approximately 36 million gallons and 284 million gallons, respectively.

Derivative Activities
The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by authoritative accounting guidance related to derivatives and hedging, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

Upon application of acquisition method accounting due to the Merger, the Company was required to re-designate its outstanding derivatives as hedges under authoritative accounting guidance. Certain costless collar derivatives did not qualify for re-designation as they were in net written positions as of the Merger date. As a result, hedge accounting was discontinued on these instruments. As of December 31, 2011, there were no costless collar derivatives outstanding.

BNSF monitors its derivative instrument positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A- or higher as of December 31, 2011. The maximum amount of loss the Company could incur from credit risk based on the gross fair value of derivative instruments in asset positions as of December 31, 2011 and 2010, was $24 million and $87 million, respectively. Other than as disclosed below, the Company’s derivative agreements do not include provisions requiring collateral. Certain of the Company’s derivative instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. As such, the Company’s net asset exposure to counterparty credit risk was $24 million and $86 million as of December 31, 2011 and 2010, respectively.

Certain of the Company’s fuel-derivative instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). There were no open fuel-derivative instruments under these provisions on December 31, 2011. The aggregate fair value of all open fuel-derivative instruments under these provisions was in a net liability position on December 31, 2010, of $4 million, which was below the collateral threshold. As such, there was no posted collateral outstanding at December 31, 2011 or 2010.

The amounts recorded in the Consolidated Balance Sheets for derivative transactions were as follows, presented net of any master netting arrangements (in millions):

	Successor
	December 31, 2011	December 31, 2010
Short-term derivative asset	$24	$69
Long-term derivative asset	—	17
Short-term derivative liability	—	(4)
Total derivatives	$24	$82

The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions):

Fair Value of Derivative Instruments
Asset Derivatives
	Successor
	December 31, 2011	December 31, 2010	Balance Sheet Location
Asset derivatives designated as hedging instruments under ASC 815-20
Fuel Contracts	$24	$60	Other current assets
Fuel Contracts	—	17	Other assets
Total asset derivatives designated as hedging instruments under ASC 815-20	$24	$77

Asset derivatives not designated as hedging instruments under ASC 815-20
Fuel contracts	$—	$10	Other current assets
Total asset derivatives not designated as hedging instruments under ASC 815-20	$—	$10

Total asset derivatives	$24	$87

Liability Derivatives
	Successor
	December 31, 2011	December 31, 2010	Balance Sheet Location
Liability derivatives designated as hedging instruments under ASC 815-20
Fuel Contracts	$—	$1	Other current assets
Fuel Contracts	—	4	Accounts payable and other current liabilities
Total liability derivatives designated as hedging instruments under ASC 815-20	$—	$5

Total liability derivatives	$—	$5

The Effects of Derivative Instruments Gains and Losses for the Year Ended
December 31, 2011 (Successor), the Periods February 13 – December 31, 2010 (Successor) and
January 1 – February 12, 2010 (Predecessor), and the Year Ended December 31, 2009 (Predecessor)

Derivatives in ASC 815-20 Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
	December 31, 2011			December 31, 2009
Fuel Contracts	$50	$93	$(79)	$268
Interest Rate Contracts	—	—	—	66
Total derivatives	$50	$93	$(79)	$334

		Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)
		Successor		Predecessor
	Location of Gain or (Loss) Recognized from AOCL into Income	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
		December 31, 2011			December 31, 2009
Fuel Contracts	Fuel expense	$98	$26	$(6)	$(227)
Interest Rate Contracts	Interest expense	—	—	—	(1)
Total derivatives		$98	$26	$(6)	$(228)

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
		Successor		Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
		December 31, 2011			December 31, 2009
Fuel Contracts	Fuel expense	$(16)	$10	$(7)	$32
Total derivatives		$(16)	$10	$(7)	$32
a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Derivatives Not Designated as Hedging Instruments under ASC 815-20

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Successor		Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
		December 31, 2011			December 31, 2009
Fuel Contracts	Fuel expense	$—	$13	$—	$—
Interest Rate Contracts	Interest expense	—	—	—	(32)
Total derivatives		$—	$13	$—	$(32)

As of December 31, 2011, the Company estimates that within the next twelve months approximately $19 million in pre-tax hedge instrument gains will be reclassified from accumulated other comprehensive loss into earnings.

The Company utilizes a market approach using the forward commodity price for the periods hedged to value its fuel-derivative swaps and costless collars. As such, the fair values of these instruments are classified as Level 2 valuations under authoritative accounting guidance related to fair value measurements.

Additional disclosure related to derivative instruments is included in Note 18 to the Consolidated Financial Statements.

Interest Rate
From time to time, the Company enters into various interest rate derivative transactions for the purpose of managing exposure to fluctuations in interest rates by establishing rates in anticipation of both future debt issuances and the refinancing of leveraged leases, as well as converting a portion of its fixed-rate, long-term debt to floating-rate debt. The Company has previously used and may use interest rate swaps and treasury locks as part of its interest rate risk management strategy.

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

The gain or loss on the fair value hedges as well as the offsetting loss or gain on the hedged items (fixed-rate debt) attributable to the hedged risk were recorded in current earnings. The Company includes the gain or loss on the fixed-rate debt in the same line item (interest expense) as the offsetting loss or gain on the related interest rate swaps as follows (in millions):

Gain (Loss) on Interest Rate Swaps
	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
Income Statement Classification	December 31, 2011			December 31, 2009
Interest expense	$—	$14	$6	$(47)

Gain (Loss) on Fixed-rate Debt
	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
Income Statement Classification	December 31, 2011			December 31, 2009
Interest expense	$—	$(13)	$(6)	$47

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

As of December 31, 2011 and 2010, BNSF had no outstanding interest rate swaps. As of December 31, 2009, BNSF had entered into nine separate swaps with an aggregate notional amount of $650 million, in conjunction with notes due in 2010 and 2018.

Cash Flow Interest Rate Hedges
As of December 31, 2011, 2010 and 2009, the Company had no outstanding cash flow hedges.

Accumulated other comprehensive income (AOCI) included $8 million of unrecognized gains on closed hedges as of December 31, 2009, which was being amortized to interest expense over the life of the corresponding issued debt. The unrecognized gain on closed hedges in AOCI was eliminated in the application of acquisition method accounting due to the Merger.

In September 2009, the Company entered into a treasury lock having a notional amount of $500 million and a locked-in rate of 3.46 percent, to fix a portion of the rate for a 10-year unsecured debt issuance. The treasury lock was terminated in connection with the issuance of $750 million 10-year notes (see Note 13 to the Consolidated Financial Statements). Upon termination, BNSF received approximately $600 thousand from the counterparty, which, prior to the application of acquisition method accounting due to the Merger, was being amortized to interest expense over the life of the issued debt. This transaction was accounted for as a cash flow hedge.

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

7. Income Taxes

Income tax expense was as follows (in millions):

	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
	December 31, 2011			December 31, 2009
Current:
Federal	$220	$593	$23	$282
State	40	73	3	26
Total current	260	666	26	308
Deferred:
Federal	1,375	626	113	535
State	134	84	14	77
Total deferred	1,509	710	127	612
Total	$1,769	$1,376	$153	$920

Reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
	December 31, 2011			December 31, 2009
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.4	3.1	3.1	2.5
Property donations	—	—	—	(3.0)
Tax law change (Medicare Part D)	—	0.5	—	—
Other, net	(0.1)	(0.5)	2.5	0.3
Effective tax rate	37.3%	38.1%	40.6%	34.8%

The components of deferred tax assets and liabilities were as follows (in millions):

	Successor
	December 31, 2011	December 31, 2010
Deferred tax liabilities:
Property and equipment	$(16,864)	$(15,652)
Hedging	(18)	(31)
Other	(304)	(298)
Total deferred tax liabilities	(17,186)	(15,981)
Deferred tax assets:
Intangible assets and liabilities	372	474
Casualty and environmental	370	395
Compensation and benefits	374	372
Long-term debt fair value adjustment under acquisition method accounting	209	253
Pension and retiree health and welfare benefits	305	207
Other	214	290
Total deferred tax assets	1,844	1,991
Net deferred tax liability	$(15,342)	$(13,990)

Non-current deferred income tax liability	$(15,637)	$(14,307)
Current portion of deferred income taxes	295	317
Net deferred tax liability	$(15,342)	$(13,990)

BNSF is included in the consolidated U.S. federal income tax return of Berkshire beginning as of February 13, 2010. BNSF’s tax expense and liabilities have been computed on a stand alone basis, and substantially all of its currently payable income taxes are remitted each quarter to Berkshire. See Note 16 to the Consolidated Financial Statements for information related to income taxes paid to Berkshire during 2011.

All U.S. federal income tax returns of BNSF are closed through 2005. Internal Revenue Service (IRS) examination of the years 2006 and 2007 for BNSF is complete, and final agreement for federal income tax issues has been reached with IRS Appeals. BNSF is currently under examination for years 2008 and 2009, and for the short tax year January 1 - February 12, 2010.

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

Uncertain Tax Positions
The amount of unrecognized tax benefits for the year ended December 31, 2011 (Successor), the period February 13 - December 31, 2010 (Successor), the period January 1 - February 12, 2010 (Predecessor) and the year ended December 31, 2009 (Predecessor), was $110 million, $112 million, $167 million and $166 million, respectively. The amount of unrecognized tax benefits at December 31, 2011, that would affect the Company’s effective tax rate if recognized was $78 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
	December 31, 2011			December 31, 2009
Beginning balance	$112	$167	$166	$150
Additions for tax positions related to current year	47	24	1	49
(Reductions) additions for tax positions taken in prior years	(40)	(58)	—	(8)
(Reductions) additions for tax positions as a result of:
Settlements	8	(10)	—	(13)
Lapse of statute of limitations	(17)	(11)	—	(12)
Ending balance	$110	$112	$167	$166

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations, the financial position or the cash flows of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. The Company had recorded a liability of approximately $17 million and $20 million for the payment of interest and penalties for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011 (Successor), the period February 13 – December 31, 2010 (Successor), and the year ended December 31, 2009 (Predecessor), the Company recognized a reduction of approximately $4 million, $9 million and $8 million in interest and penalty expense, respectively. For the period January 1 – February 12, 2010 (Predecessor), the Company recognized an increase of approximately $1 million in interest and penalty expense.

8. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, including receivables transferred to the accounts receivable securitization program master trust (discussed below), reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At December 31, 2011 and 2010, $39 million and $27 million, respectively, of such allowances had been recorded.

At December 31, 2011 and 2010, $31 million and $22 million, respectively, of accounts receivable were greater than 90 days old.

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

Prior to the A/R securitization program termination in October 2011, BNSF Railway could transfer a portion of its accounts receivable to a wholly-owned subsidiary, Santa Fe Receivables Corporation (SFRC). SFRC would transfer an undivided interest in such receivables, with limited exceptions, to a master trust and cause the trust to issue an undivided interest in the receivables to investors (the A/R securitization program). The undivided interests in the master trust purchased by investors were in the form of certificates or purchased interests. BNSF Railway retained the collection responsibility with respect to the accounts receivable transferred. The investors in the master trust had no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway had no recourse to the assets of the master trust or SFRC until after the creditors were paid and SFRC and the master trust was terminated.

As the primary beneficiary of the master trust, BNSF Railway fully consolidated the master trust at January 1, 2010 in accordance with authoritative accounting guidance and any prospective activity was classified as Financing Activities in the Consolidated Financial statements of Cash Flow. The consolidation did not impact the Company's Consolidated Financial Statements as there were no outstanding undivided interests held by investors under the A/R securitization program at January 1, 2010 (Predecessor) or December 31, 2010 (Successor), thus no asset or related liability was recorded in the Company's Consolidated Balance Sheets. For the year ended December 31, 2011 (Successor) and for the periods February 13 - December 31, 2010 (Successor) and January 1 - February 12, 2010 (Predecessor), there was no cash flow activity related to the A/R securitization program.

Prior to 2010, the A/R securitization master trust was considered a qualifying special-purpose entity (QSPE) and was not consolidated. For the year ended December 31, 2009, $50 million of cash flows related to the A/R securitization program was classified as Operating Activities in the Consolidated Statement of Cash Flows.

 BNSF Railway did not provide financial support to the master trust that it was not previously contractually obligated to provide.

9. Property and Equipment, Net

Property and equipment, net (in millions), and the corresponding ranges of estimated useful lives were as follows:

	Successor		2011
	December 31, 2011	December 31, 2010	Range of Estimated Useful Life
Land	$5,925	$5,901	—
Track structure	16,460	15,711	15 – 50 years
Other roadway	20,300	19,752	5 – 100 years
Locomotives	3,773	2,846	5 – 37 years
Freight cars and other equipment	1,501	1,233	8 – 37 years
Computer hardware, software and other	259	250	5 – 9 years
Construction in progress	885	453	—
Total cost	49,103	46,146
Less accumulated depreciation and amortization	(1,056)	(660)
Property and equipment, net	$48,047	$45,486

The Consolidated Balance Sheets at December 31, 2011 and 2010, included $1,585 million, net of $222 million of amortization, and $1,757 million, net of $113 million of amortization, respectively, for property and equipment under capital leases, primarily for rolling stock. The 2010 property and equipment under capital leases amount has been corrected to appropriately reflect the revalued amount at the acquisition date (see Note 5). The correction did not affect the Company's previously reported financial position or results of operations.

The Company capitalized $20 million, $13 million, $1 million, and $18 million of interest for the year ended December 31, 2011 (Successor), the periods February 13 – December 31, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor), and the year ended December 31, 2009 (Predecessor), respectively.

10. Goodwill and Other Intangible Assets and Liabilities

During the year ended December 31, 2011 (Successor), the periods February 13 – December 31, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor), and the year ended December 31, 2009 (Predecessor), no impairment losses related to goodwill were incurred. As of December 31, 2011 and 2010, there were no accumulated impairment losses related to goodwill.

The changes in the carrying amount of goodwill were as follows (in millions):

	Successor
	Year Ended	Year Ended December 31, 2010
	December 31, 2011
Beginning balance	$14,803	$—
Additions	—	14,803
Ending balance	$14,803	$14,803

Amortized intangible assets and liabilities were as follows (in millions):

	Successor
	As of December 31, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$2,013	$593	$2,013	$281
Amortized intangible liabilities	$2,056	$560	$2,056	$266

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

Amortization of intangible assets and liabilities was as follows (in millions):

	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010
	December 31, 2011
Amortization of intangible assets	$312	$281	$—
Amortization of intangible liabilities	$294	$266	$—

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
2012	$306	$282
2013	$306	$252
2014	$306	$179
2015	$54	$115
2016	$31	$101

11.   Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a VIE, with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of December 31, 2011, the assets of the unconsolidated Partnership totaled approximately $569 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of December 31, 2011 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$501	$148	$501

Of the remaining commitments, $130 million is due at the end of 2012 and $18 million is due at the end of 2013.

12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	Successor
	December 31, 2011	December 31, 2010
Compensation and benefits payable	$699	$690
Accounts payable	435	327
Property and income tax liabilities	361	191
Casualty and environmental liabilities	205	215
Accrued interest	195	191
Rents and leases	168	174
Customer incentives	139	156
Other	941	824
Total	$3,143	$2,768

13. Debt

Debt outstanding was as follows (in millions):

	Successor
	December 31, 2011 [a]		December 31, 2010 [a]
Notes and debentures, due 2012 to 2097	$10,406	5.8%	$9,312	6.1%
Equipment obligations, due 2012 to 2027	183	6.0	228	6.0
Capitalized lease obligations, due 2012 to 2028	1,140	5.9	1,378	5.9
Mortgage bonds, due 2012 to 2047	88	4.9	91	5.1
Financing obligations, due 2012 to 2028	310	6.2	314	6.2
Unamortized fair value adjustment under acquisition method accounting, discount and other, net	538		657
Total	12,665		11,980
Less current portion of long-term debt	(526)	5.9%	(699)	6.5%
Long-term debt	$12,139		$11,281
a  Amounts represent debt outstanding and weighted average effective interest rates for 2011 and 2010, respectively. Maturities are as of December 31, 2011.

There were no outstanding interest rate hedges at December 31, 2011 and 2010.

As of December 31, 2011, certain BNSF Railway properties and other assets were subject to liens securing $88 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of December 31, 2011, the Company was in compliance with these covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

The fair value of BNSF’s long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities. Capital leases, interest rate hedges and unamortized gains on interest rate swaps have been excluded from the calculation of fair value for both 2011 and 2010.

The following table provides fair value information for the Company’s debt obligations including principal cash flows, related weighted average interest rates by contractual maturity dates and fair value. The Company had no outstanding variable rate debt or commercial paper at December 31, 2011.

	December 31, 2011 (Successor)
	Maturity Date						Total Including Capital Leases	Total Excluding Capital Leases [a,b]	Fair Value Excluding Capital Leases [b]
	2012	2013	2014	2015	2016	Thereafter
Fixed-rate debt (in millions)	$526	$453	$646	$365	$366	$10,309	$12,665	$11,395	$12,947
Average interest rate	5.9%	5.1%	6.8%	5.2%	6.6%	5.8%	5.9%
a Amount also excludes unamortized fair value adjustment under acquisition method accounting related to capital leases.
b Amount also excludes unamortized gains on interest rate swaps.

As of December 31, 2010, the fair value excluding capital leases and unamortized gains on interest rate swaps of fixed-rate debt was $10,761 million.

Notes and Debentures
2011
In August 2011, BNSF issued $450 million of 3.45 percent debentures due September 15, 2021 and $300 million of 4.95 percent debentures due September 15, 2041. The net proceeds from the sale of the debentures are being used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

In May 2011, BNSF issued $250 million of 4.10 percent debentures due June 1, 2021 and $500 million of 5.40 percent debentures due June 1, 2041. The net proceeds from the sale of the debentures are being used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

In March 2011, the Board of Managers (the Board) of the Company authorized an additional $1.5 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC). At December 31, 2011, $750 million remained authorized by the Board to be issued through the SEC debt shelf registration process.

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

Capital Leases
2011
BNSF Railway did not enter into any material capital leases during 2011.

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

Revolving Credit Facility and Commercial Paper
In September 2011, the Company terminated its $1.2 billion long-term revolving credit facility, which was set to expire in September 2012. There were no outstanding borrowings under the revolving credit facility prior to termination. In addition, no additional costs were incurred with the early termination of the credit facility. The Company believes that the termination of the facility will not have a material effect on the Company's ability to manage its liquidity.

As the revolving bank credit facility supported the issuance of commercial paper, the termination of the credit facility effectively ended the Company's access to the commercial paper market. There were no borrowings under the revolving credit facility and there was no commercial paper outstanding prior to the termination or as of December 31, 2010.

Guarantees
As of December 31, 2011, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2011, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount	[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$—		Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company, LP	—%	N/A	[d]	N/A	[d]	N/A	[d]	6	$9	[c]
All other	—%	$10		$16		$—		Various	$—
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

Kinder Morgan Energy Partners, L.P.
Santa Fe Pacific Pipeline, Inc., an indirect, wholly-owned subsidiary of BNSF Railway, has a guarantee in connection with its remaining special limited partnership interest in Santa Fe Pacific Pipeline Partners, L.P. (SFPP), a subsidiary of Kinder Morgan Energy Partners, L.P., to be paid only upon default by the partnership. All obligations with respect to the guarantee will cease upon termination of ownership rights, which would occur upon a put notice issued by BNSF or the exercise of the call rights by the general partners of SFPP.

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

All Other
As of December 31, 2011, BNSF guaranteed $10 million of debt. These guarantees expire between 2012 and 2026.

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

Variable Interest Entities - Leases
BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $5 billion as of December 31, 2011. The future minimum lease payments are included in future operating lease payments disclosed in Note 14.

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

14. Commitments and Contingencies

Lease Commitments
BNSF has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2011, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases	[a]
2012	$234	$570
2013	177	570
2014	146	549
2015	113	519
2016	183	508
Thereafter	648	3,050
Total	1,501	$5,766
Less amount representing interest	(361)
Present value of minimum lease payments	$1,140
a Excludes leases having non-cancelable lease terms of less than one year and per diem leases.

Lease rental expense for all operating leases, excluding per diem leases, was $591 million, $531 million, $82 million and $644 million for the year ended December 31, 2011 (Successor), the periods February 13 – December 31, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor), and the year ended December 31, 2009 (Predecessor), respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rentals were not significant.

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

Other than the fair value adjustments recorded in the application of acquisition method accounting, as discussed in Note 5 to the Consolidated Financial Statements, BNSF records an undiscounted liability for personal injury claims when the expected loss is both probable and reasonably estimable. The liability and ultimate expense projections are estimated using standard actuarial methodologies. Liabilities recorded for unasserted personal injury claims are based on information currently available. Due to the inherent uncertainty involved in projecting future events such as the number of claims filed each year, developments in judicial and legislative standards and the average costs to settle projected claims, actual costs may differ from amounts recorded. Expense accruals and any required adjustments are classified as materials and other in the Consolidated Statements of Income.

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

During the third quarters of 2011, 2010 and 2009, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In 2011, 2010 and 2009, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2012.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
	December 31, 2011			December 31, 2009
Beginning balance	$575	$664	$632	$693
Accruals	77	21	10	73
Payments	(112)	(110)	(9)	(134)
Ending balance	$540	$575	$633	$632

At December 31, 2011 and 2010, $125 million and $135 million were included in current liabilities, respectively. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $485 million to $630 million. However, BNSF believes that the $540 million recorded at December 31, 2011, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company
The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in commercial paper, time deposits and money market accounts. At December 31, 2011, there was approximately $500 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $490 million at December 31, 2010.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 262 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

BNSF estimates the ultimate cost of cleanup efforts at its known environmental sites on an annual basis during the third quarter. Ultimate cost estimates for environmental sites are based on current estimated percentage to closure ratios, possible remediation workplans and estimates of the costs and likelihood of each possible outcome, historical payment patterns, and benchmark patterns developed from data accumulated from industry and public sources, including the Environmental Protection Agency and other governmental agencies. These factors incorporate into the estimates experience gained from cleanup efforts at other similar sites. The most significant assumptions are the possible remediation workplans and estimates of the costs and likelihood of each possible outcome for the larger sites.

Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of December 31, 2011, is $11 million.

On a quarterly basis, BNSF monitors actual experience against the forecasted remediation and related payments made on existing sites and conducts ongoing environmental contingency analyses, which consider a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of other PRP's participation in, and their ability to pay for, cleanup. Adjustments to the Company’s estimates will continue to be recorded as necessary based on developments in subsequent periods. Additionally, environmental accruals, which are classified as materials and other in the Consolidated Statements of Income, include amounts for newly identified sites or contaminants, third-party claims and legal fees incurred for defense of third-party claims and recovery efforts.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
	December 31, 2011			December 31, 2009
Beginning balance	$578	$514	$517	$546
Accruals	43	144	6	64
Payments	(51)	(80)	(9)	(93)
Ending balance	$570	$578	$514	$517

At both December 31, 2011 and 2010, $80 million was included in current liabilities.

During the third quarters of 2011, 2010 and 2009, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2011, 2010 and 2009, management recorded additional expense of $29 million, $73 million and $25 million as of the June 30 measurement date, respectively. The Company plans to update its study again in the third quarter of 2012.

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

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2011, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $430 million to $800 million. However, BNSF believes that the $570 million recorded at December 31, 2011, is the best estimate of the Company’s future obligation for environmental costs.

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

Coal Rate Case Decision
On February 17, 2009, the United States Surface Transportation Board (STB) issued a new decision in a rate dispute between Western Fuels Association, Inc. and Basin Electric Power Cooperative, Inc. (collectively, WFA) and BNSF Railway Company (BNSF Railway). (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. BNSF Railway Company, STB Docket No. 42088). The dispute relates to the reasonableness of rates BNSF Railway charges to WFA for the transportation of approximately 8 million tons of coal a year from Powder River Basin mines in Wyoming to the Laramie River Station Plant at Moba Junction, Wyoming. The STB previously ruled in this matter in 2007 that the challenged rates were not shown unreasonable. During the pendency of the case, the STB issued new guidelines for reviewing the reasonableness of rates in cases such as this and then permitted WFA to submit new evidence. In its new 2009 decision, the STB found that these same challenged rates were not commercially reasonable. The STB ordered BNSF Railway to reimburse WFA for amounts previously collected above the new levels prescribed for prior periods. The STB also prescribed maximum rates through 2024 at levels substantially below the rates previously set by BNSF Railway. In compliance with the STB's decision, BNSF Railway published new rates to the Laramie River Station effective March 20, 2009. WFA challenged BNSF Railway's methodology for implementing those rates before the STB and on July 27, 2009, the STB issued a decision that largely adopted the methodology advocated for by BNSF Railway. The final amount of approximately $120 million in reparations, which includes interest, was submitted by WFA to the STB with BNSF Railway's concurrence. The STB approved the final amount of reparations. BNSF Railway paid the reparations during the fourth quarter of 2009.

The net impact in 2009 resulting from the STB's decision was a loss of $74 million in excess of amounts previously accrued. Of the total loss, $66 million and $8 million were recorded as a reduction to freight revenues and an increase to interest expense, respectively.

15. Employment Benefit Plans

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

Components of the net cost for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
	December 31, 2011			December 31, 2009
Service cost	$32	$28	$3	$28
Interest cost	102	95	12	102
Expected return on plan assets	(120)	(108)	(14)	(107)
Amortization of net loss	—	—	4	24
Settlements	1	—	—	—
Net cost recognized	$15	$15	$5	$47

	Retiree Health and Welfare Benefits
	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
	December 31, 2011			December 31, 2009
Service cost	$1	$1	$—	$3
Interest cost	14	13	2	15
Amortization of net loss	—	—	—	1
Amortization of prior service credit	—	—	—	(6)
Net cost recognized	$15	$14	$2	$13

The projected benefit obligation is the present value of benefit earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following table shows the change in projected benefit obligation (in millions):

	Pension Benefits
	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010
Change in Benefit Obligation	December 31, 2011
Projected benefit obligation at beginning of period[a]	$2,068	$1,986	$1,864
Service cost	32	28	3
Interest cost	102	95	12
Actuarial loss	277	100	—
Benefits paid	(139)	(126)	(11)
Settlements	(16)	(15)	—
Projected benefit obligation at end of period	2,324	2,068	1,868
Component representing future salary increases	(95)	(63)	(51)
Accumulated benefit obligation at end of period	$2,229	$2,005	$1,817
a  Successor beginning balance includes fair value adjustment under acquisition method accounting.

	Retiree Health and Welfare Benefits
	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010
Change in Benefit Obligation	December 31, 2011
Projected benefit obligation at beginning of period	$279	$265	$266
Service cost	1	1	—
Interest cost	14	13	2
Plan participants’ contributions	6	6	1
Actuarial loss	17	18	—
Medicare subsidy	4	1	—
Benefits paid	(28)	(25)	(4)
Projected benefit obligation at end of period	$293	$279	$265

BNSF’s pension plans had accumulated and projected benefit obligations in excess of plan assets at December 31, 2011 and 2010.

The following table shows the change in plan assets of the plans (in millions):

	Pension Benefits
	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010
Change in Plan Assets	December 31, 2011
Fair value of plan assets at beginning of period[a]	$1,828	$1,342	$1,319
Actual return on plan assets	86	206	13
Employer contributions[b]	58	421	1
Benefits paid	(139)	(126)	(11)
Settlements	(16)	(15)	—
Fair value of plan assets at measurement date	$1,817	$1,828	$1,322
a  Successor beginning balance includes fair value adjustment under acquisition method accounting.
b  Other than contributions to the qualified pension plan, employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

	Retiree Health and Welfare Benefits
	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010
Change in Plan Assets	December 31, 2011
Fair value of plan assets at beginning of period	$—	$—	$—
Employer contributions[a]	22	19	3
Plan participants’ contributions	6	6	1
Medicare subsidy	—	—	—
Benefits paid	(28)	(25)	(4)
Fair value of plan assets at measurement date	$—	$—	$—
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status, defined as plan assets less the projected benefit obligation (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	Successor		Successor
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Funded status (plan assets less projected benefit obligations)	$(507)	$(240)	$(293)	$(279)

Of the combined pension and retiree health and welfare benefits liability of $800 million and $519 million recognized as of December 31, 2011 and 2010, respectively, $31 million and $29 million was included in other current liabilities, respectively.

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to AOCI. The following table shows the pre-tax change in AOCI attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits
	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
Change in AOCI	December 31, 2011			December 31, 2009
Beginning balance[a]	$2	$—	$792	$834
Amortization of actuarial loss	—	—	(3)	(24)
Actuarial loss (gain)	310	2	—	(18)
Settlements	(1)	—	—	—
Ending balance	$311	$2	$789	$792
a  Upon application of acquisition method accounting due to the Merger, the Company eliminated the beginning balance in AOCI.

	Retiree Health and Welfare Benefits
	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
Change in AOCI	December 31, 2011			December 31, 2009
Beginning balance[a]	$19	$—	$19	$14
Amortization of actuarial loss	—	—	—	(1)
Amortization of prior service credit	—	—	—	6
Actuarial loss (gain)	16	19	—	—
Ending balance	$35	$19	$19	$19
a  Upon application of acquisition method accounting due to the Merger, the Company eliminated the beginning balance in AOCI.

Approximately $6 million, net of tax, of the actuarial losses from defined benefit pension plans and approximately $1 million, net of tax, of retiree health and welfare benefit plans in AOCI are required to be amortized into net periodic benefit cost over the next fiscal year. Pre-tax amounts currently recognized in AOCI consist of the following (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	Successor		Successor
	2011	2010	2011	2010
Net actuarial loss	$312	$2	$35	$19
Settlements	(1)	—	—	—
Pre-tax amount recognized in AOCI at December 31,	$311	$2	$35	$19
After-tax amount recognized in AOCI at December 31,	$192	$1	$21	$12

The assumptions used in accounting for the BNSF plans were as follows:

	Pension Benefits
	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
Assumptions Used to Determine Net Cost	December 31, 2011			December 31, 2009
Discount rate	5.25%	5.75%	5.75%	5.75%
Expected long-term rate of return on plan assets	7.50%	8.00%	8.00%	8.00%
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

	Retiree Health and Welfare Benefits
	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
Assumptions Used to Determine Net Cost	December 31, 2011			December 31, 2009
Discount rate	5.25%	5.75%	5.75%	5.75%
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

	Pension Benefits		Retiree Health and Welfare Benefits
	Successor		Successor
Assumptions Used to Determine Benefit Obligations	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Discount rate	4.50%	5.25%	4.50%	5.25%
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

BNSF determined the discount rate based on a yield curve that utilizes year-end market yields of high-quality corporate bonds whose maturities match expected payments. The discount rate used for the 2012 calculation of net benefit cost decreased to 4.50 percent which reflects market conditions at the December 31, 2011, measurement date.

The expected long-term rate of return is the return the Company anticipates earning, net of plan expenses, over the period that benefits are paid. It reflects the rate of return on present investments and on expected contributions. In determining the expected long-term rate of return, BNSF considered the following: (i) forward looking capital market forecasts; (ii) historical returns for individual asset classes; and (iii) the impact of active portfolio management. The expected rate of return on plan assets was 7.50 percent and 6.75 percent for 2011 and 2012, respectively, and the Company does not expect any near-term significant changes to the current investment allocation of assets. However, unforeseen changes in the investment markets or other external factors could prompt changes in these estimates in future years.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and rate of return on plan assets:

Sensitivity Analysis
Change in Net Benefit Cost
Hypothetical Discount Rate Change	Pension	Retiree Health and Welfare
50 basis point decrease	$8 million increase	$2 million increase
50 basis point increase	$8 million decrease	$1 million decrease
Hypothetical Rate of Return on Plan Assets Change	Pension
50 basis point decrease	$8 million increase
50 basis point increase	$8 million decrease

The following table presents assumed health care cost trend rates:

	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
	December 31, 2011			December 31, 2009
Assumed health care cost trend rate for next year	8.70%	9.00%	9.00%	9.00%
Rate to which health care cost trend rate is expected to decline and remain	4.50%	4.80%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2028	2022	2016	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$26	$(21)

BNSF’s asset allocation for its funded pension plans at December 31, 2011 and 2010, and the target allocation for 2011 by asset category are as follows:

	Target Allocation	Percentage of Pension Plan Assets
	Successor
	2011	2011	2010
Equity Securities	45 – 75%	58%	60%
Fixed Income Securities	25 – 45%	35	34
Real Estate	0 – 10%	7	6
Total		100%	100%

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

The following table summarizes the investments of BNSF’s funded pension plans as of December 31, 2011, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2011	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Equity securities:
U.S.	$546	$546	$—	$—
International	298	298	—	—
Corporate debt securities	411	—	411	—
Registered investment companies	95	95	—	—
Government debt securities:
U.S.	151	—	150	1
International	12	—	12	—
Real estate	129	—	—	129
Common/collective trust	107	—	107	—
Collateralized obligations and mortgage backed securities (MBS)	32	—	32	—
Cash and cash equivalents	26	11	15	—
Total[b]	$1,807	$950	$727	$130
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b Excludes $10 million accrued for dividend and interest receivable.

The table below sets forth a summary of changes in the fair value of Level 3 assets held by BNSF's funded pension plans for the year ended December 31, 2011 (Successor) (in millions):

Level 3 Inputs	Total	U.S. Government Debt Securities	Real Estate	Collateralized Obligations & MBS
Balance as of December 31, 2010	$120	$1	$116	$3
Actual return on plan assets:
Relating to assets still held at reporting date	13	—	13	—
Relating to assets sold during the period	—	—	—	—
Purchases, sales and settlements	(1)	—	—	(1)
Transfers out of Level 3	(2)	—	—	(2)
Balance as of December 31, 2011	$130	$1	$129	$—

Comparative Prior Year Information
The following table summarizes the investments of BNSF’s funded pension plans as of December 31, 2010, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2010	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Equity securities:
U.S.	$367	$367	$—	$—
International	322	322	—	—
Corporate debt securities	356	—	356	—
Registered investment companies	298	298	—	—
Government debt securities:
U.S.	150	—	149	1
International	8	—	8	—
Real estate	116	—	—	116
Common/collective trust	108	—	108	—
Collateralized obligations and mortgage backed securities (MBS)	64	—	61	3
Cash and cash equivalents	28	—	28	—
Total [b]	$1,817	$987	$710	$120
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

The table below sets forth a summary of changes in the fair value of Level 3 assets held by BNSF’s funded pension plans for the period February 13 – December 31, 2010 (Successor) (in millions):

Level 3 Inputs	Total	U.S. Government Debt Securities	Real Estate	Collateralized Obligations & MBS
Balance as of February 13, 2010	$105	$—	$103	$2
Actual return on plan assets:
Relating to assets still held at reporting date	17	—	17	—
Relating to assets sold during the period	(4)	—	(4)	—
Purchases, sales and settlements	3	1	—	2
Transfers out of Level 3	(1)	—	—	(1)
Balance as of December 31, 2010	$120	$1	$116	$3

The table below sets forth a summary of changes in the fair value of Level 3 assets held by BNSF’s funded pension plans for the period January 1 – February 12, 2010 (Predecessor) (in millions):

Level 3 Inputs	Total	Real Estate	Collateralized Obligations & MBS
Balance as of December 31, 2009	$104	$103	$1
Actual return on plan assets:
Relating to assets still held at reporting date	—	—	—
Relating to assets sold during the period	—	—	—
Purchases, sales and settlements	1	—	1
Transfers out of Level 3	—	—	—
Balance as of February 12, 2010	$105	$103	$2

The Company is not required to make contributions to the BNSF Retirement Plan in 2012; however, the Company made a discretionary contribution of $36 million in January 2012. The Company is required to make contributions of $8 million to its other funded pension plans. The Company expects to make benefit payments in 2012 of $8 million from its unfunded non-qualified pension plan.

The following table shows expected benefit payments from its defined benefit pension plans and expected claim payments and Medicare Part D subsidy receipts for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments	[a]	Expected Retiree Health and Welfare Payments	Expected Medicare Subsidy
2012	$161		$23	$(2)
2013	$155		$23	$(2)
2014	$160		$23	$(3)
2015	$159		$23	$(3)
2016	$158		$23	$(3)
2017–2020	$765		$114	$(17)
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Defined Contribution Plans
BNSF sponsors qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Non-union employees are eligible to receive an annual discretionary matching contribution of up to 30 percent of the first six percent of their contributions. Employer contributions are subject to a five-year length of service vesting schedule. BNSF’s 401(k) matching expense was $31 million, $25 million, $3 million and $22 million during the year ended December 31, 2011 (Successor), the periods February 13 – December 31, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor), and the year ended December 31, 2009 (Predecessor), respectively.

Other
Under collective bargaining agreements, BNSF participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $73 million, $55 million, $8 million and $54 million during the year ended December 31, 2011 (Successor), the periods February 13 – December 31, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor), and the year ended December 31, 2009 (Predecessor), respectively. The average number of employees covered under these plans were 35 thousand, 33 thousand, 31 thousand and 34 thousand during the year ended December 31, 2011 (Successor), the periods February 13 - December 31, 2010 (Successor) and January 1 - February 12, 2010 (Predecessor), and the year ended December 31, 2009 (Predecessor), respectively.

16. Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the year ended December 31, 2011, and the period February 13 – December 31, 2010, the Company declared and paid distributions of $3,500 million and $1,250 million, respectively, to its parent company. For the year ended December 31, 2011, and the period February 13 – December 31, 2010, the Company received tax refunds of $426 million and $0 million, respectively, from Berkshire, and made cash payments of $396 million and $579 million, respectively, for income taxes to Berkshire.

17. Stock-Based Compensation

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

Additionally, following the Merger, the Berkshire Hathaway Inc. 2010 Umbrella Plan for BNSF Equity Plans became effective, authorizing approximately 16 million shares of Berkshire Class B Common Stock to be issued in connection with the conversion of BNSF stock options, restricted stock units and performance stock. Included in this amount is approximately 300 thousand shares for certain outstanding option awards that provide for a reload feature if the eligible employee pays all or a portion of the purchase price with Berkshire stock. In that event, the employee is issued new options to purchase additional shares of Berkshire Class B Common Stock equal to the number of shares of stock surrendered in such payment. Approximately 215 thousand shares of Berkshire Class B Common Stock were available for future reload grants at December 31, 2011.

Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options granted for the periods presented:

	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
	December 31, 2011			December 31, 2009
Weighted average expected life (years)	1.1	2.4	N/A	4.8
Weighted average expected volatility	26.00%	26.00%	N/A	29.60%
Weighted average expected dividend yield	—%	—%	N/A	1.96%
Weighted average risk free interest rate	0.23%	0.73%	N/A	2.15%
Weighted average fair value per share at date of grant	$8.08	$13.29	N/A	$15.09

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

A summary of the status of stock options is presented below (options in thousands, aggregate intrinsic value in millions):

Successor	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2010	11,003	$54.28	5.51	$285
Granted	5	76.35
Exercised	(1,391)	42.48
Cancelled	(46)	54.70
Balance at December 31, 2011	9,571	$56.00	4.86	$200
Options exercisable at December 31, 2011	8,657	$56.78	4.60	$175

The total intrinsic value of options exercised was $55 million, $71 million, $33 million and $87 million during the year ended December 31, 2011 (Successor), the periods February 13 – December 31, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor), and the year ended December 31, 2009 (Predecessor), respectively.

Other Incentive Programs
BNSF had other long-term incentive programs that utilized restricted shares/units. A summary of the status of restricted shares/units and the weighted average grant date fair values is presented below (shares in thousands):

Successor	Time Based		Performance Based Units		Performance Stock		Total
Balance at December 31, 2010	175	$76.90	1,114	$76.90	552	$76.90	1,841	$76.90
Granted	—	—	—	—	—	—	—	—
Vested	(70)	76.90	(435)	76.90	—	—	(505)	76.90
Forfeited	(4)	76.90	(23)	76.90	(221)	76.90	(248)	76.90
Balance at December 31, 2011	101	$76.90	656	$76.90	331	$76.90	1,088	$76.90

A summary of the weighted average grant date fair market values of the restricted share/units as of, and for the year ended December 31, 2009 (Predecessor), is presented below. There were no grants made in 2010.

Grant Date Fair Market Value of Awards Granted	Time Based	Performance Based Units	Performance Stock
Year ended December 31, 2009	$66.67	$64.97	$59.75

A summary of the fair value of the restricted share/units vested during the year ended December 31, 2011 (Successor), the periods February 13 – December 31, 2010 (Successor) and January 1 – February 12, 2010 (Predecessor), and the year ended December 31, 2009 (Predecessor), respectively, is presented below:

Total Fair Value of Shares Vested (in millions)	Time Based	Performance Based Units	Performance Stock	Total
Year Ended December 31, 2011	$6	$36	$—	$42
February 13 – December 31, 2010 (Successor)	$15	$2	$—	$17
January 1 – February 12, 2010 (Predecessor)	$—	$—	$—	$—
Year Ended December 31, 2009	$15	$14	$4	$33

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

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation cost, net of tax, recorded under the various stock incentive plans is shown in the following table (in millions):

	Successor		Predecessor
	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010	Year Ended
	December 31, 2011			December 31, 2009
Compensation cost	$64	$114	$8	$41
Income tax benefit	(24)	(40)	(3)	(15)
Total	$40	$74	$5	$26
Compensation cost capitalized	$4	$4	$—	$6

Subsequent to the completion of the Merger, the Company immediately recognized $32 million of expense related to the excess fair value of the converted vested awards at the Merger date.

At December 31, 2011, there was $20 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. Substantially all of the cost is expected to be recognized in 2012.

18. Accumulated Other Comprehensive Income

The following table provides the components of accumulated other comprehensive (loss) income (in millions):

	Successor
	December 31, 2011	December 31, 2010
Unrecognized actuarial losses and prior service credit, net of tax (see Note 15)	$(213)	$(13)
Fuel/interest hedge mark-to-market, net of tax (see Note 6)	11	41
Accumulated other comprehensive loss of equity method investees	(1)	(1)
Total accumulated other comprehensive (loss) income	$(203)	$27

19. Quarterly Financial Data—Unaudited

Dollars in millions

	Successor
2011	Fourth	Third	Second	First
Revenues	$5,264	$4,961	$4,790	$4,533
Operating income	$1,617	$1,380	$1,209	$1,104
Net income	$909	$766	$690	$607

	Successor				Predecessor
2010	Fourth	Third	Second	February 13 – March 31	January 1 – February 12
Revenues	$4,501	$4,391	$4,094	$2,073	$1,791
Operating income	$1,167	$1,261	$1,086	$539	$451
Net income	$644	$706	$603	$282	$224

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

Management assessed the effectiveness of BNSF’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, management concluded that as of December 31, 2011, BNSF’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

None.

Part III

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
The following table presents the fees incurred by BNSF, including its majority-owned subsidiaries, for services provided by Deloitte & Touche LLP, the independent registered public accounting firm, for the twelve months ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Audit fees	$2,027	$2,187
Audit-related fees	35	35
Tax fees	10	13
All other fees	—	—
Total	$2,072	$2,235

Audit Fees
Audit fees consist of professional services for audits of financial statements, quarterly reviews, internal control reviews, comfort letters provided in conjunction with the issuance of debt, and agreed-upon procedures performed on the Annual Report R-1 filed by BNSF Railway with the Surface Transportation Board.

Audit-Related Fees
Audit-related fees consist of professional services for consultation on accounting standards and transactions and agreed-upon procedures performed for the the A/R securitization program.

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit and tax planning for specific transactions or potential transactions of the Company.

All Other Fees
No other fees were billed in 2011 or 2010.

Pre-Approval Policies and Procedures
The Registrant is an indirect, wholly owned subsidiary of Berkshire Hathaway Inc. and does not have an audit committee. During 2011 and 2010, the Audit Committee of Berkshire Hathaway Inc. following the February 12, 2010 Merger pre-approved all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

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

Burlington Northern Santa Fe, LLC
		By:	/s/ Matthew K. Rose
Dated:	February 27, 2012		Matthew K. Rose Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe, LLC and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose	Chairman and Chief Executive Officer
Matthew K. Rose	(Principal Executive Officer), and Manager

/s/ Thomas N. Hund	Executive Vice President and Chief Financial Officer
Thomas N. Hund	(Principal Financial Officer), and Manager

/s/ Julie A. Piggott	Vice President-Planning & Studies and Controller
Julie A. Piggott	(Principal Accounting Officer)

/s/ Warren E. Buffett*	Manager
Warren E. Buffett

/s/ Gregory C. Fox	Manager
Gregory C. Fox

/s/ Marc D. Hamburg*	Manager
Marc D. Hamburg

/s/ Carl R. Ice	Manager
Carl R. Ice

/s/ John P. Lanigan, Jr.	Manager
John P. Lanigan, Jr.

/s/ Roger Nober	Manager
Roger Nober

		*By:	/s/ Roger Nober
Dated:	February 27, 2012		Roger Nober Executive Vice President - Law and Secretary

S-1

Burlington Northern Santa Fe, LLC and Subsidiaries
Exhibit Index

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
	2.1	Agreement and Plan of Merger by and among Berkshire Hathaway Inc., R Acquisition Company, LLC, and Burlington Northern Santa Fe Corporation, dated November 2, 2009. Ø	8-K	11/3/2009	1-11535	2.1
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	1-11535	3.1
	3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010.	8-K	2/16/2010	1-11535	3.4
	3.3	Written Consent of the Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Operating Agreement.	8-K	4/8/2010	1-11535	3.1
(4)	Instruments defining the rights of security holders, including indentures
	4.1	Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee.	S-3	2/8/1999	333-72013	4
	4.2	Form of BNSF’s 6 3/4% Debentures Due March 15, 2029.	10-K	3/31/1999	1-11535	4.3
	4.3	Form of BNSF’s 6.70% Debentures Due August 1, 2028.	10-K	3/31/1999	1-11535	4.4
	4.4	Form of BNSF’s 8.125% Debentures Due April 15, 2020.	10-K	2/12/2001	1-11535	4.6
	4.5	Form of BNSF’s 7.95% Debentures Due August 15, 2030.	10-K	2/12/2001	1-11535	4.7
	4.6	Form of BNSF’s 5.90% Notes Due July 1, 2012.	10-Q	8/9/2002	1-11535	4.1
	4.7	Form of BNSF’s 4.30% Notes Due July 1, 2013.	10-K	2/28/2011	1-11535	4.8
	4.8	Officers’ Certificate of Determination as to the terms of BNSF’s 4.875% Notes Due January 15, 2015, including Exhibit A thereto, the form of the Notes.	8-K	12/9/2004	1-11535	4.1
	4.9	Indenture, dated as of December 8, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	S-3 ASR	12/8/2005	333-130214	4.1
	4.10	Certificate of Trust of BNSF Funding Trust I, executed and filed by U.S. Bank Trust National Association, Linda Hurt and James Gallegos, as Trustees.	S-3 ASR	12/8/2005	333-130214	4.3
	4.11	Amended and Restated Declaration of Trust of BNSF Funding Trust I, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.4
	4.12	Guarantee Agreement between BNSF and U.S. Bank Trust National Association, as Guarantee Trustee, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.5
	4.13	First Supplemental Indenture, dated as of December 15, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	8-K	12/15/2005	1-11535	4.6

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.14	Agreement as to Expenses and Liabilities dated as of December 15, 2005, between BNSF and BNSF Funding Trust I.	8-K	12/15/2005	1-11535	4.4 (Exhibit C)
4.15	Form of BNSF Funding Trust I’s 6.613% Trust Preferred Securities.	8-K	12/15/2005	1-11535	4.4 (Exhibit D)
4.16	Officer’s Certificate of Determination as to the terms of BNSF’s 6.20% Debentures Due August 15, 2036, including the form of the Debentures.	10-Q	10/24/2006	1-11535	4.1
4.17	First Supplemental Indenture, dated as of April 13, 2007, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Trust Company, N.A., as Trustee.	8-K	4/13/2007	1-11535	4.1
4.18	Officer’s Certificate of Determination as to the terms of BNSF’s 5.65% Debentures due May 1, 2017, and 6.15% Debentures Due May 1, 2037, including the forms of the Debentures.	8-K	4/13/2007	1-11535	4.2
4.19	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/14/2008	1-11535	4.1
4.20	Officer’s Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 18, 2018, including the form of the Notes.	8-K	3/14/2008	1-11535	4.2
4.21	Third Supplemental Indenture, dated as of December 3, 2008, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/3/2008	1-11535	4.1
4.22	Officer’s Certificate of Determination as to the terms of BNSF’s 7.00% Debentures due February 1, 2014.	8-K	12/3/2008	1-11535	4.2
4.23	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee including the form of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.1
4.24	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.2
4.25	Fifth Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	2/16/2010	1-11535	4.1
4.26	Second Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and U.S. Bank Trust National Association.	8-K	2/16/2010	1-11535	4.2
4.27	Sixth Supplemental Indenture, dated as of May 17, 2010, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/17/2010	1-11535	4.1
4.28	Certificate of Determination as to the terms of BNSF’s 5.75% Debentures due May 1, 2040.	8-K	5/17/2010	1-11535	4.2
4.29	Seventh Supplemental Indenture, dated as of September 10, 2010, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/10/2010	1-11535	4.1

Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
	4.30	Certificate of Determination as to the terms of BNSF’s 3.60% Debentures due September 1, 2020 and 5.05% Debentures due March 1, 2041.	8-K	9/10/2010	1-11535	4.2
	4.31	Eighth Supplemental Indenture, dated as of May 19, 2011, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	5/19/2011	1-11535	4.1
	4.32	Certificate of Determination as to the terms of BNSF's 4.10% Debentures due June 1, 2021 and 5.40% Debentures due June 1, 2041.	8-K	5/19/2011	1-11535	4.2
	4.33	Ninth Supplemental Indenture, dated as of August 22, 2011, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2011	1-11535	4.1
	4.34	Certificate of Determination as to the terms of BNSF's 3.45% Debentures due September 15, 2021 and 4.95% Debentures due September 15, 2041.	8-K	8/22/2011	1-11535	4.2

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

(10)	Material Contracts
	10.23	Replacement Capital Covenant, dated as of December 15, 2005, by BNSF in favor of and for the benefit of each Covered Debtholder (as defined therein).	10-K	2/17/2006	1-11535	10.41
(12)	Statements re: Computation of Ratios
	12.1	Computation of Ratio of Earnings to Fixed Charges. ‡
(16)	Letter re change in certifying accountant
	16.1	Letter from PricewaterhouseCoopers LLP addressed to the Securities and Exchange Commission, dated as of February 16, 2010.	8-K	2/16/2010	1-11535	16.1
(23)	Consents of experts and counsel
	23.1	Consent of Deloitte & Touche LLP. ‡
	23.2	Consent of PricewaterhouseCoopers LLP.
(24)	Power of Attorney
	24.1	Power of Attorney. ‡
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Principal Executive Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). ‡
	31.2	Principal Financial Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). ‡
(32)	Section 1350 Certifications
	32.1	Certification Pursuant to Rule 13a-14(b) and 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). ‡

Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
(101)	XBRL-Related Documents
101
eXtensible Business Reporting Language (XBRL) documents submitted electronically:
   101.INS - XBRL Instance Document
   101.SCH - XBRL Taxonomy Extension Schema Document
   101.CAL - XBRL Extension Calculation Linkable Document
   101.DEF - XBRL Taxonomy Extension Definition Linkable
   Document
   101.LAB - XBRL Taxonomy Extension Label Linkbase
   Document
   101.PRE - XBRL Taxonomy Extension Presentation
   Linkbase Document

The following financial information from Burlington Northern Santa Fe, LLC's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL includes: (i) the Consolidated Statements of Income for the Successor year ended December 31, 2011 and the period of February 13 -December 31, 2010, and the Predecessor period of January 1 - February 12, 2010 and the year ended December 31, 2009, (ii) the Consolidated Balance Sheets as of the Successor period December 31, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the Successor year ended December 31, 2011 and the period February 13 - December 31, 2010, and the Predecessor period January 1 - February 12, 2010 and the year ended December 31, 2009, (iv) the Consolidated Statements of Changes in Equity for the Successor year ended December 31, 2011 and the period February 13 - December 31, 2010, and the Predecessor period January 1 - February 12, 2010 and the year ended December 31, 2009, (v) the Notes to the Consolidated Financial Statements. ‡

‡	Filed herewith

Ø	References to BNSF refer to Burlington Northern Santa Fe Corporation for all periods through February 12, 2010, and to Burlington Northern Santa Fe, LLC for all periods on or after February 13, 2010.

E-4