Form 10-Q
period 2012-06-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2012-08-03
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2012
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
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$5,062	$4,790	$10,064	$9,323

Operating expenses:
Compensation and benefits	1,078	1,072	2,195	2,147
Fuel	1,102	1,096	2,197	2,035
Purchased services	614	549	1,183	1,096
Depreciation and amortization	470	450	933	896
Equipment rents	199	191	401	383
Materials and other	161	223	452	453
Total operating expenses	3,624	3,581	7,361	7,010
Operating income	1,438	1,209	2,703	2,313
Interest expense	155	138	303	274
Other expense, net	3	1	5	4

Income before income taxes	1,280	1,070	2,395	2,035
Income tax expense	478	380	892	738
Net income	$802	$690	$1,503	$1,297

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$802	$690	$1,503	$1,297

Other comprehensive income:
Change in amortization of accumulated actuarial losses, net of tax expense of $0 million, $0 million, $2 million and $0 million, respectively	2	—	4	—
Change in fuel hedge mark-to-market, net of tax benefit of $2 million, $26 million, $7 million and $1 million, respectively	(3)	(41)	(11)	(1)
Change in accumulated other comprehensive income of equity method investees	(1)	(1)	(3)	—
Other comprehensive loss, net of tax	(2)	(42)	(10)	(1)
Total comprehensive income	$800	$648	$1,493	$1,296

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,718	$1,960
Accounts receivable, net	1,127	1,150
Materials and supplies	777	739
Current portion of deferred income taxes	229	295
Other current assets	169	121
Total current assets	4,020	4,265

Property and equipment, net of accumulated depreciation of $1,279 and $1,056, respectively	49,103	48,047
Goodwill	14,803	14,803
Intangible assets, net	1,267	1,420
Other assets	1,900	1,845
Total assets	$71,093	$70,380

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,022	$3,143
Long-term debt due within one year	517	526
Total current liabilities	3,539	3,669

Deferred income taxes	15,861	15,637
Long-term debt	13,211	12,139
Intangible liabilities, net	1,355	1,496
Casualty and environmental liabilities	849	905
Pension and retiree health and welfare liability	732	769
Other liabilities	1,054	1,016
Total liabilities	36,601	35,631
Commitments and contingencies (see Notes 2, 6 and 7)
Equity:
Member’s equity	34,705	34,952
Accumulated other comprehensive loss	(213)	(203)
Total equity	34,492	34,749
Total liabilities and equity	$71,093	$70,380

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$1,503	$1,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	933	896
Deferred income taxes	290	431
Long-term casualty and environmental liabilities, net	(66)	(27)
Contribution to defined benefit pension plan	(36)	—
Other, net	(116)	(136)
Changes in current assets and liabilities:
Accounts receivable, net	24	(77)
Materials and supplies	(38)	(78)
Other current assets	(104)	(157)
Accounts payable and other current liabilities	(83)	435
Net cash provided by operating activities	2,307	2,584

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,164)	(1,101)
Acquisition of equipment	(564)	(261)
Other, net	(211)	(151)
Net cash used for investing activities	(1,939)	(1,513)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,250	750
Payments on long-term debt	(98)	(116)
Cash distributions	(1,750)	(2,000)
Other, net	(12)	(9)
Net cash used for financing activities	(610)	(1,375)
Decrease in cash and cash equivalents	(242)	(304)
Cash and cash equivalents:
Beginning of period	1,960	2,087
End of period	$1,718	$1,783

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$341	$329
Capital investments accrued but not yet paid	$143	$115
Income taxes paid, net of refunds	$503	$(238)
Non-cash asset financing	$—	$1

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2011	$34,952	$(203)	$34,749
Cash distributions to Parent	(1,750)	—	(1,750)
Comprehensive income, net of tax	1,503	(10)	1,493
Balance at June 30, 2012	$34,705	$(213)	$34,492

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of June 30, 2012, and the results of operations for the three and six months ended June 30, 2012 and 2011.

Certain prior year amounts in the Consolidated Statements of Cash Flows have been adjusted to correctly reflect the presentation of changes in accrued but unpaid capital items. The correction did not affect the Company's previously reported results of operations or financial position.

Subsequent Event

In July 2012, the Board of Managers (the Board) of the Company authorized an additional $1 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC), for a total of $2 billion that remains authorized by the Board to be issued through the SEC debt shelf registration process.

2.	Fuel

Fuel costs represented 30 percent and 29 percent of total operating expenses during the six months ended June 30, 2012 and 2011, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF and the historical volatility of fuel prices, in the past the Company had entered into derivatives to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Previously, the Company entered into fuel-derivative instruments based on management’s evaluation of current and expected diesel fuel price trends with the intent of protecting operating margins and overall profitability from adverse fuel price changes. However, to the extent the Company hedged portions of its fuel purchases, it may not have realized the impact of decreases in fuel prices. Conversely, to the extent the Company did not hedge portions of its fuel purchases, it may have been adversely affected by increases in fuel prices.

Derivative positions were closely monitored to ensure that they would not exceed actual fuel requirements in any period. The Company has not entered into any new derivative contracts subsequent to the Merger and all previously open derivatives expired by June 30, 2012. As of December 31, 2011, BNSF had existing fuel-derivative agreements covering approximately 36 million gallons.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Derivative Activities

The Company had formally documented the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation included linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assessed at the time a derivative contract was entered into, and at least quarterly thereafter, whether the derivative item was effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by authoritative accounting guidance related to derivatives and hedging, was recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument was recorded in accumulated other comprehensive loss (AOCL) as a separate component of equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

The maximum amount of loss the Company could have incurred from credit risk based on the gross fair value of derivative instruments in asset positions and the Company’s net asset exposure to counterparty credit risk was $0 million and $24 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, the amount recorded for derivative transactions, net of any master netting arrangements was the same amount as derivative positions presented gross of any master netting arrangements.

The table below contains a summary of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions):

Fair Value of Derivative Instruments
Asset Derivatives
	June 30, 2012	December 31, 2011	Balance Sheet Location
Asset derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$—	$24	Other current assets
Total asset derivatives designated as hedging instruments under ASC 815-20	$—	$24

Total asset derivatives	$—	$24

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Effects of Derivative Instruments Gains and Losses for the Three Months Ended June 30, 2012 and 2011
Derivatives in ASC 815-20 Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (OCI) on Derivatives (Effective Portion)
	2012	2011
Fuel Contracts	$(2)	$(35)
Total derivatives	$(2)	$(35)

		Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)
	Location of Gain or (Loss) Recognized	2012	2011
	from AOCL into Income
Fuel Contracts	Fuel expense	$4	$32
Total derivatives		$4	$32

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
	Location of Gain or (Loss) Recognized	2012	2011
	in Income on Derivatives
Fuel Contracts	Fuel expense	$(1)	$(3)
Total derivatives		$(1)	$(3)

[a]	No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Effects of Derivative Instruments Gains and Losses for the Six Months Ended June 30, 2012 and 2011
Derivatives in ASC 815-20 Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (OCI) on Derivatives (Effective Portion)
	2012	2011
Fuel Contracts	$7	$55
Total derivatives	$7	$55

		Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)
	Location of Gain or (Loss) Recognized	2012	2011
	from AOCL into Income
Fuel Contracts	Fuel expense	$25	$57
Total derivatives		$25	$57

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
	Location of Gain or (Loss) Recognized	2012	2011
	in Income on Derivatives
Fuel Contracts	Fuel expense	$(3)	$(9)
Total derivatives		$(3)	$(9)

[a]	No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

As all previously open derivatives had expired by June 30, 2012, there will be no pre-tax hedge instrument gains that will be reclassified from accumulated other comprehensive loss into earnings within the next twelve months.

The Company utilized a market approach using the forward commodity price for the periods hedged to value its fuel-derivative swaps and costless collars. As such, the fair values of these instruments were classified as Level 2 valuations under authoritative accounting guidance related to fair value measurements.

Additional disclosure related to derivative instruments is included in Note 10 to the Consolidated Financial Statements.

3.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At June 30, 2012, and December 31, 2011, $47 million and $39 million, respectively, of such allowances had been recorded.

At June 30, 2012, and December 31, 2011, $38 million and $31 million, respectively, of accounts receivable were greater than 90 days old.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4.	Other Intangible Assets and Liabilities

Amortized intangible assets and liabilities were as follows (in millions):

	As of June 30, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$2,013	$746	$2,013	$593
Amortized intangible liabilities	$2,056	$701	$2,056	$560

Amortized intangible assets primarily consisted of internally developed software and franchise and customer assets. Amortized intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortized intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Six Months Ended June 30,
	2012	2011
Amortization of intangible assets	$153	$157
Amortization of intangible liabilities	$141	$147

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2012	$153	$141
2013	$306	$252
2014	$306	$179
2015	$54	$115
2016	$31	$101

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of June 30, 2012, the assets of the unconsolidated Partnership totaled approximately $500 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of June 30, 2012 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$469	$148	$469

Of the remaining commitments, $130 million is due at the end of 2012 and $18 million is due at the end of 2013.

6.	Debt

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

In January 2012, the Board of Managers (the Board) of the Company authorized an additional $1.5 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC). At June 30, 2012, $1 billion remained authorized by the Board to be issued through the SEC debt shelf registration process.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of June 30, 2012, the Company was in compliance with these covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

Fair Value of Debt Instruments

At June 30, 2012, and December 31, 2011, the fair value of BNSF's debt, excluding capital leases and unamortized gains on interest rate swaps, was $14,068 million and $12,947 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $12,568 million and $11,395 million, respectively. The fair value of BNSF's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs). The fair value of the Company's cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Guarantees

As of June 30, 2012, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2012, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	5	$8	[c]
All other	—%	$10	$15	$—	Various	$—

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

Chevron Phillips Chemical Company LP

In the third quarter of 2007, BNSF Railway entered into an indemnity agreement with Chevron Phillips Chemical Company LP (Chevron Phillips), granting certain rights of indemnity from BNSF Railway, in order to facilitate access to a new storage facility. Under certain circumstances, payment under this obligation may be required in the event Chevron Phillips were to incur certain liabilities or other incremental costs resulting from trackage access.

All Other

As of June 30, 2012, BNSF guaranteed $10 million of debt. These guarantees expire between 2012 and 2026.

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

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $4 billion as of June 30, 2012.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following tables summarize the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended June 30,
	2012	2011
Beginning balance	$506	$563
Accruals	27	36
Payments	(22)	(38)
Ending balance	$511	$561

	Six Months Ended June 30,
	2012	2011
Beginning balance	$540	$575
Accruals	50	43
Payments	(79)	(57)
Ending balance	$511	$561

At June 30, 2012, $115 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $455 million to $590 million. However, BNSF believes that the $511 million recorded at June 30, 2012, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in time deposits and money market accounts. At June 30, 2012, there was $484 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with $500 million at December 31, 2011.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 258 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF estimates third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of June 30, 2012, was $36 million.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,
	2012	2011
Beginning balance	$558	$571
Accruals	(14)	5
Payments	(11)	(11)
Ending balance	$533	$565

	Six Months Ended June 30,
	2012	2011
Beginning balance	$570	$578
Accruals	(11)	10
Payments	(26)	(23)
Ending balance	$533	$565

At June 30, 2012, $80 million was included in current liabilities.

In the second quarter of 2012, settlements with various parties resulted in a reduction in expense of approximately $15 million.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at June 30, 2012, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $405 million to $760 million. However, BNSF believes that the $533 million recorded at June 30, 2012, is the best estimate of the Company’s future obligation for environmental costs.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
Net Cost	2012	2011
Service cost	$9	$8
Interest cost	25	25
Expected return on plan assets	(29)	(30)
Amortization of net loss	2	—
Net cost recognized	$7	$3

	Pension Benefits
	Six Months Ended June 30,
Net Cost	2012	2011
Service cost	$19	$16
Interest cost	50	51
Expected return on plan assets	(59)	(60)
Amortization of net loss	5	—
Net cost recognized	$15	$7

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,
Net Cost	2012	2011
Service cost	$1	$1
Interest cost	3	3
Net cost recognized	$4	$4

	Retiree Health and Welfare Benefits
	Six Months Ended June 30,
Net Cost	2012	2011
Service cost	$1	$1
Interest cost	6	7
Amortization of net loss	1	—
Net cost recognized	$8	$8

The Company is not required to make contributions to the BNSF Retirement Plan in 2012; however, the Company made a discretionary contribution of $36 million in January 2012.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

9.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the six months ended June 30, 2012 and 2011, the Company declared and paid cash distributions of $1.75 billion and $2 billion to its parent company, respectively. For the six months ended June 30, 2012 and 2011, the Company received a tax refund of $0 million and $316 million from Berkshire and made tax payments of $421 million and $68 million to Berkshire, respectively.

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

The following table provides the components of accumulated other comprehensive loss (in millions):

	June 30, 2012	December 31, 2011
Unrecognized prior service credit and actuarial losses, net of tax (see Note 8)	$(209)	$(213)
Fuel hedge mark-to-market, net of tax (see Note 2)	—	11
Accumulated other comprehensive loss of equity method investees	(4)	(1)
Total accumulated other comprehensive loss	$(213)	$(203)

11.	Accounting Pronouncements

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

The following narrative analysis of results of operations includes a comparative analysis of the six months ended June 30, 2012 and 2011.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consumer Products	$3,209	$2,827	2,347	2,214
Industrial Products	2,379	1,936	811	726
Coal	2,329	2,412	1,048	1,124
Agricultural Products	1,840	1,875	510	543
Total Freight Revenues	9,757	9,050	4,716	4,607
Other Revenues	307	273
Total Operating Revenues	$10,064	$9,323

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2012	2011
Consumer Products	$1,367	$1,277
Industrial Products	2,933	2,667
Coal	2,222	2,146
Agricultural Products	3,608	3,453
Total Freight Revenues	$2,069	$1,964

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2012	2011
Total fuel expense [a]	$2,197	$2,035
BNSF fuel surcharges	$1,404	$1,267
a  Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel derivatives, which do not impact the fuel surcharge program.

Six Months Ended June 30, 2012, vs the Six Months Ended June 30, 2011

Revenues

Revenues for the six months ended June 30, 2012, were $10,064 million, up 8 percent as compared with the six months ended June 30, 2011. The increase in revenues is due to the following changes in underlying trends in revenues:

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

▪	Coal unit volumes decreased primarily due to a decrease in coal demand as a result of low natural gas prices, a mild winter and spring and rising utility stockpiles.

▪	Industrial Products unit volumes increased primarily due to increased shipments of petroleum products and of construction products, principally sand and steel.

▪	Agricultural Products unit volumes decreased primarily due to a decrease in wheat exports, partially offset by higher soybeans and U.S. domestic corn shipments.

Expenses

Operating expenses for the six months ended June 30, 2012, were $7,361 million, an increase of $351 million, or 5 percent, as compared with the six months ended June 30, 2011. A significant portion of this increase is due to the following changes in underlying trends in expenses:

▪	Increased unit volumes contributed to the increase in compensation and benefits expense.

▪	Higher fuel prices and volume, partially offset by improved fuel efficiency, accounted for the majority of the increase in fuel expenses.

▪
Purchased services expenses increased due to higher volume-related costs, including purchased transportation for BNSF Logistics, a wholly-owned third-party logistics company, and increased equipment maintenance costs.

▪	There were no significant changes in underlying trends for depreciation and amortization, equipment rents and materials and other expense.

▪	Interest expense increased due to a higher average debt balance.

▪
The effective tax rate was 37.2 percent and 36.3 percent for the six months ended June 30, 2012 and 2011, respectively. The 2012 effective tax rate includes a favorable federal audit settlement while the 2011 effective tax rate includes favorable state law tax changes.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•  Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability of and cost of capital; changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF’s supplier base, and effects due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, the continuing impact of low natural gas prices on coal demand for electric power plants, changes in fuel prices and other key materials and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment.

•   Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services; the ultimate outcome of shipper and rate claims subject to adjudication; or claims, investigations or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF operations; losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases; the release of hazardous materials, environmental contamination and damage to property; regulation, restrictions or caps, or other controls of diesel emissions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations.

•   Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; constraints due to the nation’s aging infrastructure; disruptions to BNSF Railway's technology network (including computer systems, communications equipment and software), such as cybersecurity intrusions, misappropriation of assets or sensitive information, corruption of data or operations disruptions; as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s or other railroads’ operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

As disclosed in the Company's Form 10-K, BNSF Railway Company and other Class I railroads have been subject since  May  2007, to some 30 similar class action complaints alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws.  The complaints seek injunctive relief and unspecified treble damages. These cases were consolidated in the federal district court of the District of Columbia for coordinated or consolidated pretrial proceedings (In re: Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869).  Consolidated amended class action complaints were filed against BNSF Railway Company and three other Class I railroads in April 2008. On June 21, 2012, the court certified the class sought by the plaintiffs.  As a result, with some exceptions, rail customers who paid a fuel surcharge on non-Surface Transportation Board regulated traffic between July 2003 and December 2008, are part of a class that, subject to appeal,  can be tried jointly in a single case. The Company believes that these claims are without merit and continues to defend against the allegations vigorously. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

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

Date:  August 3, 2012

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from the Burlington Northern Santa Fe, LLC Form 10-Q for the six months ended June 30, 2012, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (ii) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) the Consolidated Statements of Cash Flow for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Equity as of June 30, 2012, (v) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments defining the rights of the holders of long-term debt of the Company and of its subsidiaries, involving a total amount of indebtedness not in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
__________________
* Filed herewith

E-2