Form 10-K
period 2012-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2013-03-01
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

Burlington Northern Santa Fe, LLC is an indirect, wholly-owned subsidiary of Berkshire Hathaway Inc.; as a result, there is no market data with respect to registrant’s membership interests.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
100% of the membership interests of Burlington Northern Santa Fe, LLC outstanding as of March 1, 2013 is held by National Indemnity Company, an indirect, wholly-owned subsidiary of Berkshire Hathaway Inc.

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

BNSF is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. At December 31, 2012, BNSF and its subsidiaries had more than 41,000 employees. The rail operations of BNSF Railway Company (BNSF Railway), the Company's principal operating subsidiary, comprise one of the largest railroad systems in North America.

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

Item 1A. Risk Factors

The information set forth in Item 1A should be read in conjunction with the rest of the information in this report, including Item 7, Management's Narrative Analysis of Results of Operations, and Item 8, Financial Statements and Supplementary Data.

Changes in government policy could negatively impact demand for the Company’s services, impair its ability to price its services or increase its costs or liability exposure.
Changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws or regulation of carbon dioxide emissions could reduce the demand for coal and revenues from the coal transportation services provided by BNSF Railway. Also, changes in environmental laws could reduce the demand for drilling products and products produced by drilling. United States and foreign government agriculture tariffs or subsidies could affect the demand for grain. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas, including rates, services and access to facilities could adversely impact the Company’s ability to determine prices for rail services and significantly affect the revenues, costs and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, a reduction in profitability could hinder the Company’s ability to maintain, improve or expand its rail network, facilities and equipment. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues.

The Company’s success depends on its ability to continue to comply with the significant federal, state and local governmental regulations to which it is subject.
The Company is subject to a significant amount of governmental laws and regulation with respect to its rates and practices, taxes, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative and/or regulatory framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. Federal legislation enacted in 2008 mandates the implementation of positive train control technology by December 31, 2015, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation (TIH) hazardous materials are transported. This type of technology is new and deploying it across BNSF Railway’s system and other railroads may pose significant operating and implementation risks and requires significant capital expenditures.

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
The Company operates in a highly competitive business environment. Depending on the specific market, the Company faces intermodal, intramodal, product and geographic competition. This competition from other railroads and motor carriers, as well as barges, ships and pipelines in certain markets, may be reflected in pricing, market share, level of services, reliability and other factors. For example, the Company believes that high service truck lines, due to their ability to deliver non-bulk products on an expedited basis, may have an adverse effect on the Company’s ability to compete for deliveries of non-bulk, time-sensitive freight. While the Company must build or acquire and maintain its rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any material increase in the capacity and quality of these alternative methods or the passage of legislation granting greater latitude to motor carriers with respect to size and weight restrictions could have an adverse effect on the Company’s results of operations, financial condition or liquidity. In addition, a failure to provide the level of service required by the Company’s customers could result in loss of business to competitors. Changes in the ports used by ocean carriers or the use of all-water routes from the Pacific Rim to the East Coast or other changes in the supply chain could also have an adverse effect on the Company’s volumes and revenues. Further, low natural gas prices could impact future coal demand.

The Company is subject to various claims and lawsuits, and increases in the amount or severity of these claims and lawsuits could adversely affect the Company’s operating results, financial condition and liquidity.
As part of its railroad operations, the Company is exposed to various claims and litigation related to commercial disputes, personal injury, property damage, environmental liability and other matters. Personal injury claims by BNSF Railway employees are subject to the Federal Employers’ Liability Act (FELA), rather than state workers’ compensation laws. The Company believes that the FELA system, which includes unscheduled awards and a reliance on the jury system, can contribute to increased expenses. Other proceedings include claims by third parties for punitive as well as compensatory damages, and a few proceedings have been certified or purport to be class actions. Developments in legislative and judicial standards, material changes to litigation trends, or a catastrophic rail accident or series of accidents involving any or all of property damage, personal injury, and environmental liability could have a material adverse effect on the Company’s operating results, financial condition and liquidity.

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
Challenging economic conditions may not only affect revenues due to reduced demand for many goods and commodities, but could result in payment delays, increased credit risk and possible bankruptcies of customers. The Company's business is capital-intensive and the Company typically finances a portion of the building and maintenance of infrastructure as well as locomotives and other rail equipment. Economic slowdowns and related credit market disruptions may adversely affect the Company’s cost structure, its timely access to capital to meet financing needs and costs of its financings. The Company could also face increased counterparty risk to its cash investments. Adverse economic conditions could also affect the Company’s costs for insurance or its ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. Declines in the securities and credit markets could also affect the Company’s pension fund and railroad retirement tax rates, which in turn could increase funding requirements.

Fuel supply availability, fuel prices and dependency on certain key railroad equipment and material suppliers may adversely affect the Company’s results of operations, financial condition or liquidity.
Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, rising global demand and international political and economic factors. A significant reduction in fuel availability could impact the Company’s ability to provide transportation services at current levels, increase fuel costs and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition or liquidity. If the price of fuel increases substantially, the Company expects to be able to offset a significant portion of these higher fuel costs through its fuel surcharge program. However, to the extent that the Company is unable to maintain, expand and ultimately collect under its existing fuel surcharge program, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition or liquidity. Due to the capital intensive nature and sophistication of certain railroad equipment and material, prospective new suppliers are subject to high barriers of entry. If railroad equipment and material suppliers discontinue operations, the Company could experience significant cost increases, as well as limited supply of railroad equipment and material necessary for the Company's operations.

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
Due to the integrated nature of the United States’ freight transportation infrastructure, the Company’s operations may be negatively affected by service disruptions of other entities such as ports, passenger trains and other railroads which interchange with the Company. A significant prolonged service disruption of one or more of these entities could have an adverse effect on the Company’s results of operations, financial condition or liquidity.

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
Changes in demographics, training requirements and the unavailability of qualified personnel, particularly engineers and trainmen, could negatively impact the Company’s ability to meet demand for rail service. Recruiting and retaining qualified personnel, particularly those with expertise in the railroad industry, are vital to operations. Although the Company believes that it has adequate personnel for the current business environment, unpredictable increases in demand for rail services may exacerbate the risk of not having sufficient numbers of trained personnel, which could have a negative impact on operational efficiency and otherwise have an adverse effect on the Company’s operating results, financial condition or liquidity.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America with approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and two Canadian provinces as of December 31, 2012. BNSF Railway owns approximately 23,000 route miles, including easements, and operates on approximately 9,500 route miles of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads' tracks.

As of December 31, 2012, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 50,500 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 10,500 miles operated under trackage rights.

Property and Facilities
BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include approximately 30 intermodal hubs located across the system.

As of December 31, 2012, BNSF Railway owned or held under non-cancelable leases exceeding one year approximately 7,000 locomotives and 76,000 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF incurs significant costs in repairing and maintaining the properties described above. In 2012, BNSF recorded approximately $2 billion in repairs and maintenance expense in the Consolidated Statements of Income.

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

Vancouver
Seattle
Spokane
Portland
Havre
Winnipeg
Minot
Fargo
Superior
Minneapolis
St. Paul
Billings
Gillette
Sioux Falls
Chicago
Alliance
Galesburg
Salt Lake City
Lincoln
Stockton
Oakland
Denver
Topeka
Kansas City
St. Louis
Springfield
Memphis
Los Angeles
Long Beach
San Bernardino
Winslow
Albuquerque
Belen
Amarillo
Oklahoma City
Birmingham
Atlanta
San Diego
Phoenix
Fort Worth
El Paso
New Orleans
Houston
SYSTEM MAP
BNSF RAILWAY
LEGEND
BNSF
UP/SP Trackage Rights
Haulage Agreement
Handling Carrier
0 50 100 200 Miles
0 50 100 200 300 Kilometers
© 2012 BNSF Railway
January 2013
Data From BNSF Engineering Systems GIS
Map Created by
BARTLETT & WEST

Consumer Products:
The Consumer Products’ freight business provided approximately 33 percent of freight revenues for the 12 months ended December 31, 2012, and consisted of the following business sectors: International Intermodal, Domestic Intermodal (including Truckload/Intermodal Marketing Companies and Expedited Truckload/Less-than-Truckload/Parcel) and Automotive.

Industrial Products:
The Industrial Products’ freight business provided approximately 25 percent of freight revenues for the 12 months ended December 31, 2012, and consisted of the following five business areas: Construction Products, Building Products, Petroleum Products, Chemicals and Plastics Products and Food and Beverages.

Coal:
The transportation of coal contributed approximately 24 percent of freight revenues for the 12 months ended December 31, 2012, with more than 90 percent of all BNSF’s coal tons originating from the Powder River Basin of Wyoming and Montana.

Agricultural Products:
The transportation of Agricultural Products provided approximately 18 percent of freight revenues for the 12 months ended December 31, 2012. These products include wheat, corn, bulk foods, soybeans, oil seeds and meals, feeds, barley, oats and rye, flour and mill products, milo, oils, specialty grains, malt, ethanol and fertilizer.

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

Based on weekly reporting by the Association of American Railroads, BNSF Railway’s share of the western United States rail traffic in 2012 was 48 percent.

Item 3. Legal Proceedings

Beginning May 14, 2007, some 30 similar class action complaints were filed in six federal district courts around the country by rail shippers against BNSF Railway and other Class I railroads alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws. The complaints seek injunctive relief and unspecified treble damages. These cases were consolidated and are currently pending in the federal district court of the District of Columbia for coordinated or consolidated pretrial proceedings. (In re: Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). Consolidated amended class action complaints were filed against BNSF Railway and three other Class I railroads in April 2008. On June 21, 2012, the court certified the class sought by the plaintiffs. As a result, with some exceptions, rail customers who paid a fuel surcharge on non-Surface Transportation Board regulated traffic between July 2003 and December 2008, are part of a class that, subject to appeal, can be tried jointly in a single case. BNSF Railway and the other three Class I railroads have appealed the class-certification decision. The Company believes that these claims are without merit and continues to defend against the allegations vigorously. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the year ended December 31, 2012, and a comparative analysis of the year ended December 31, 2011.

Results of Operations

Revenues Summary
The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Consumer Products	$6,602	$6,005	4,769	4,595
Industrial Products	5,003	4,104	1,691	1,498
Coal	4,860	5,066	2,172	2,309
Agricultural Products	3,730	3,769	1,029	1,056
Total freight revenues	20,195	18,944	9,661	9,458
Other revenues	640	604
Total operating revenues	$20,835	$19,548

	Average Revenue Per Car / Unit
	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Consumer Products	$1,384	$1,307
Industrial Products	2,959	2,740
Coal	2,238	2,194
Agricultural Products	3,625	3,569
Total freight revenues	$2,090	$2,003

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Total fuel expense [a]	$4,459	$4,267
BNSF fuel surcharges	$2,821	$2,663
a  Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel derivatives, which do not impact the fuel surcharge program.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Revenues
Revenues for the year ended December 31, 2012, were $20,835 million, up 7 percent compared with the year ended December 31, 2011. The increase in revenues is due to the following changes in underlying trends in revenues:

•	Average revenue per car / unit increased for all business units primarily as a result of increased rate per car / unit.

In addition to an increase in average revenue per car / unit, the following changes in underlying trends in volumes also impacted the change in revenues:

•
Consumer Products unit volumes increased primarily due to higher domestic intermodal volumes as a result of highway conversion to rail and higher automotive volumes due to increased North American auto sales.

•	Industrial Products unit volumes increased primarily due to increased shipments of petroleum products and of construction products.

•	Coal unit volumes decreased primarily due to a decrease in coal demand as a result of low natural gas prices, a mild winter and spring, and high utility stockpiles.

•	Agricultural Products decreased primarily due to a decrease in wheat and corn exports, partially offset by higher soybeans and domestic corn shipments.

Expense Table
The following table presents BNSF’s expense information (in millions):

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Compensation and benefits	$4,505	$4,315
Fuel	4,459	4,267
Purchased services	2,374	2,218
Depreciation and amortization	1,889	1,807
Equipment rents	810	779
Materials and other	786	852
Total operating expenses	$14,823	$14,238

Interest expense	$623	$560
Other expense, net	$12	$9
Income tax expense	$2,005	$1,769

Expenses
Operating expenses for the year ended December 31, 2012, were $14,823 million, an increase of $585 million, or 4 percent, as compared with the year ended December 31, 2011. A significant portion of this increase is due to the following changes in underlying trends in expenses:

•
Increased unit volumes, inflation and incentive compensation contributed to the increase in compensation and benefits expense, partially offset by weather related costs in 2011 and productivity improvements in 2012.

•	Fuel expense increased due to higher fuel prices and volume, partially offset by improved efficiency in 2012 and severe weather conditions in 2011, which impacted efficiency.

•
Purchased services increased due to higher volume-related costs, including purchased transportation for BNSF Logistics, LLC, a wholly-owned, third-party logistics company, increased equipment maintenance costs and inflation partially offset by weather impacts in 2011.

•	There were no significant changes in underlying trends for depreciation and amortization, equipment rents, and materials and other expense.

•	Interest expense increased due to a higher average debt balance.

•	The effective tax rate was 37.3 percent for both the years ended December 31, 2012 and 2011.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Sensitivity
Historically, the Company has used derivative financial instruments to address market risk exposure to fluctuations in interest rates and the risk of volatility in its fuel cost; however, as of December 31, 2012, there are no outstanding derivative instruments.

At December 31, 2012, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position. Further information on fuel derivatives is incorporated by reference from Note 6 to the Consolidated Financial Statements.

Interest Rate Sensitivity
At December 31, 2012, the fair value of BNSF’s debt, excluding capital leases and unamortized gains on interest rate swaps, was $15,291 million.

The following table is an estimate of the impact to the fair value of total debt, excluding capital leases and unamortized gains on interest rate swaps, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2013, based on debt levels as of December 31, 2012:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
Total Debt

1-percent decrease	$1,707 million increase
1-percent increase	$1,429 million decrease

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

The following documents are filed as a part of this report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	14

Consolidated Statements of Income for year ended December 31, 2012, the year ended December 31, 2011, the period February 13 – December 31, 2010 and the period January 1 – February 12, 2010	15

Consolidated Statements of Comprehensive Income for the year ended December 31, 2012, the year ended December 31, 2011, the period February 13 - December 31, 2010 and the period January 1 - February 12, 2010	16

Consolidated Balance Sheets as of December 31, 2012 and 2011	17

Consolidated Statements of Cash Flows for the year ended December 31, 2012, the year ended December 31, 2011, the period February 13 – December 31, 2010 and the period January 1 – February 12, 2010	18

Consolidated Statements of Changes in Equity for the year ended December 31, 2012, the year ended December 31, 2011, the period February 13 – December 31, 2010 and the period January 1 – February 12, 2010	19

Notes to Consolidated Financial Statements	20

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Burlington Northern Santa Fe, LLC

We have audited the accompanying consolidated balance sheets of Burlington Northern Santa Fe, LLC and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the periods ended December 31, 2012 and 2011, and for the periods from February 13, 2010 through December 31, 2010 (Successor) and January 1, 2010 through February 12, 2010 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Northern Santa Fe, LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the periods ended December 31, 2012 and 2011, and for the periods from February 13, 2010 through December 31, 2010 (Successor) and January 1, 2010 through February 12, 2010 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
March 1, 2013

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Income
In millions

		Successor		Predecessor
	Year Ended	Year Ended	February 13 – December 31, 2010	January 1 - February 12, 2010
	December 31, 2012	December 31, 2011
Revenues	$20,835	$19,548	$15,059	$1,791
Operating expenses:
Compensation and benefits	4,505	4,315	3,562	442
Fuel	4,459	4,267	2,687	329
Purchased services	2,374	2,218	1,890	279
Depreciation and amortization	1,889	1,807	1,532	192
Equipment rents	810	779	670	97
Materials and other	786	852	665	1
Total operating expenses	14,823	14,238	11,006	1,340
Operating income	6,012	5,310	4,053	451
Interest expense	623	560	435	72
Other expense, net	12	9	7	2
Income before income taxes	5,377	4,741	3,611	377
Income tax expense	2,005	1,769	1,376	153
Net income	$3,372	$2,972	$2,235	$224

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income
In millions

		Successor		Predecessor
	Year Ended	Year Ended	February 13 – December 31, 2010	January 1 - February 12, 2010
	December 31, 2012	December 31, 2011
Net income	$3,372	$2,972	$2,235	$224

Other comprehensive income:
Change in amortization of accumulated actuarial losses, net of tax benefit of $16 million, tax benefit of $125 million, tax benefit of $8 million and tax expense of $1 million, respectively	(28)	(200)	(13)	2
Change in fuel hedge mark-to-market, net of tax benefit of $7 million, tax benefit of $18 million, tax expense of $26 million and tax benefit of $28 million, respectively	(11)	(30)	41	(45)
Change in accumulated other comprehensive income of equity method investees	(3)	—	(1)	2
Other comprehensive (loss) income, net of tax	(42)	(230)	27	(41)
Total comprehensive income	$3,330	$2,742	$2,262	$183

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Balance Sheets
In millions

	Successor
	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,794	$1,960
Accounts receivable, net	1,168	1,150
Materials and supplies	800	739
Current portion of deferred income taxes	341	295
Other current assets	77	121
Total current assets	4,180	4,265

Property and equipment, net of accumulated depreciation of $1,626 and $1,056, respectively	50,070	48,047
Goodwill	14,836	14,803
Intangible assets, net	1,114	1,420
Other assets	1,816	1,845
Total assets	$72,016	$70,380

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,122	$3,143
Long-term debt due within one year	453	526
Total current liabilities	3,575	3,669

Deferred income taxes	16,319	15,637
Long-term debt	14,080	12,139
Intangible liabilities, net	1,214	1,496
Pension and retiree health and welfare liability	786	769
Casualty and environmental liabilities	750	905
Other liabilities	963	1,016
Total liabilities	37,687	35,631
Commitments and contingencies (see Notes 6, 13 and 14)
Equity:
Member's equity	34,574	34,952
Accumulated other comprehensive loss	(245)	(203)
Total equity	34,329	34,749
Total liabilities and equity	$72,016	$70,380

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Cash Flows
In millions

	Successor			Predecessor
	Year Ended	Year Ended	February 13 - December 31, 2010	January 1- February 12, 2010
	December 31, 2012	December 31, 2011
Operating Activities
Net income	$3,372	$2,972	$2,235	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,889	1,807	1,532	192
Deferred income taxes	660	1,509	710	127
Long-term casualty and environmental liabilities, net	(190)	(43)	(25)	(2)
Contributions to qualified pension plan	(36)	(36)	(400)	—
Other, net	(314)	(249)	(204)	(78)
Changes in current assets and liabilities:
Accounts receivable, net	(6)	(219)	(118)	(21)
Materials and supplies	(61)	(87)	(23)	3
Other current assets	14	(15)	104	(123)
Accounts payable and other current liabilities	105	301	484	(243)
Net cash provided by operating activities	5,433	5,940	4,295	79

Investing Activities
Capital expenditures excluding equipment	(2,596)	(2,726)	(1,953)	(160)
Acquisition of equipment	(952)	(763)	(445)	(67)
Partnership investment	(130)	—	(443)	—
Other, net	(158)	33	(76)	76
Net cash used for investing activities	(3,836)	(3,456)	(2,917)	(151)

Financing Activities
Proceeds from issuance of long-term debt	2,500	1,500	1,500	—
Payments on long-term debt	(482)	(596)	(493)	(30)
Cash distributions/dividends paid	(3,750)	(3,500)	(1,250)	(226)
Proceeds from stock options exercised	—	—	—	21
Excess tax benefits from equity compensation plans	—	—	—	9
Other, net	(31)	(15)	(19)	—
Net cash used for financing activities	(1,763)	(2,611)	(262)	(226)
(Decrease) increase in cash and cash equivalents	(166)	(127)	1,116	(298)
Cash and cash equivalents:
Beginning of period	1,960	2,087	971	1,269
End of period	$1,794	$1,960	$2,087	$971

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$707	$666	$539	$97
Capital investments accrued but not yet paid	$123	$190	$170	$60
Income taxes paid, net of refunds	$1,194	$(13)	$665	$—
Non-cash asset financing	$—	$1	$40	$8

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Changes in Equity
Dollars in millions, shares in thousands, except per share data

Predecessor	Common Shares	Treasury Shares	Common Stock and Paid–in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2009	543,416	(202,677)	$7,781	$13,941	$(8,428)	$(496)	$12,798
Comprehensive income, net of tax			—	224	—	(41)	183
Common stock dividends, $0.26 per share			—	(89)	—	—	(89)
Restricted stock and stock options expense			8	—	—	—	8
Restricted stock activity	4	—	—	—	—	—	—
Exercise of stock options and related tax benefit of $10	544	(1)	31	—	—	—	31
Purchase of BNSF common stock	—	(1)	—	—	—	—	—
Balance at February 12, 2010	543,964	(202,679)	$7,820	$14,076	$(8,428)	$(537)	$12,931
Successor					Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Net contribution from Berkshire Hathaway Inc.					$34,495	$—	$34,495
Comprehensive income, net of tax					2,235	27	2,262
Cash distributions to Parent					(1,250)	—	(1,250)
Balance at December 31, 2010					35,480	27	35,507
Comprehensive income, net of tax					2,972	(230)	2,742
Cash distributions to Parent					(3,500)	—	(3,500)
Balance at December 31, 2011					34,952	(203)	34,749
Comprehensive income, net of tax					3,372	(42)	3,330
Cash distributions to Parent					(3,750)	—	(3,750)
Balance at December 31, 2012					$34,574	$(245)	$34,329

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe, LLC (BNSF or the Company) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF’s principal, wholly-owned subsidiary is BNSF Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America with approximately 32,500 route miles (excluding multiple main tracks, yard tracks and sidings) in 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 33 percent, 25 percent, 24 percent and 18 percent, respectively, of total freight revenues for the year ended December 31, 2012 (Successor). These Consolidated Financial Statements include BNSF, BNSF Railway and other majority-owned subsidiaries, all of which are separate legal entities.

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

Berkshire’s cost of acquiring BNSF has been pushed-down to establish a new accounting basis for BNSF beginning as of February 13, 2010. Accordingly, the accompanying consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost basis of accounting. Earnings per share data is not presented because BNSF has no outstanding issued stock or membership interests to the public.

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

Under group depreciation, the historical cost net of salvage of depreciable property that is retired or replaced in the ordinary course of business is charged to accumulated depreciation and no gain or loss is recognized. This historical cost of certain assets is estimated as it is impracticable to track individual, homogeneous network-type assets. Historical costs are estimated by deflating current costs using the Producer Price Index (PPI). The PPI was selected because it closely correlates with the major costs of the items comprising the asset classes. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of property is completely retired, BNSF continually monitors the estimated service lives of its assets and the accumulated depreciation associated with each asset class to ensure its depreciation rates are appropriate.

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

Reclassifications and Corrections
Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current presentation of capital expenditures. The reclassification did not affect previously reported results of operations, cash flows or financial position.

Certain prior year amounts in the Consolidated Statements of Cash Flows have been adjusted to correctly reflect the presentation of changes in accrued but unpaid capital items. The correction did not affect the Company's previously reported results of operations or financial position.

3. Subsequent Event

Shelf Authorization
In January 2013, the Board of Managers (the Board) of the Company authorized an additional $1 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC), for a total of $1.75 billion that remains authorized by the Board to be issued through the SEC debt shelf registration process.

4. Accounting Pronouncements

No pronouncements materially affecting the Company's financial statements were issued during 2012.

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

The Merger was accounted for using the acquisition method under Accounting Standards Codification (ASC) Topic 805, Business Combinations. Under the acquisition method, the underlying tangible and intangible assets acquired and liabilities assumed were recorded at their respective fair values, with the excess purchase price recorded to goodwill. None of the goodwill recorded in connection with the Merger was deductible for income tax purposes. The acquisition valuation was completed at December 31, 2010, and is summarized in the following tables (in millions):

Cash paid as merger consideration	$15,874
Value of Berkshire common stock issued as merger consideration	10,577
Total merger consideration to acquire the remaining shares of Predecessor	26,451
Value of Predecessor already owned by Berkshire valued at merger price of $100.00 per share	7,678
Value of Berkshire equity awards to replace pre-existing Predecessor equity awards	366
Total purchase price recorded	$34,495

Assets		Liabilities and net assets acquired
Cash and cash equivalents	$971	Accounts payable and other current liabilities	$2,261
Accounts receivable	808	Long-term debt due within one year	649
Materials and supplies	630	Long-term debt	10,493
Current portion of deferred income taxes	210	Deferred income taxes	13,413
Other current assets	144	Intangible liabilities	2,056
Property and equipment	43,987	Casualty and environmental liabilities	928
Goodwill	14,803	Pension and retiree health and welfare liability	865
Intangible assets	2,025	Other liabilities	513
Other assets	2,095	Net assets acquired	34,495
Total assets	$65,673	Total liabilities and net assets acquired	$65,673

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

Year Ended December 31,
2010
Revenues	$16,883
Net income	$2,549

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

6. Derivative Activities

Fuel
Fuel costs represented 30 percent, 30 percent, 24 percent, and 25 percent of total operating expenses during the year ended December 31, 2012 (Successor), the year ended December 31, 2011 (Successor), the period February 13 – December 31, 2010 (Successor) and the period January 1 – February 12, 2010 (Predecessor), respectively. The Company may enter into fuel hedge instruments from time to time; however, the Company has not entered into any new derivative contracts subsequent to the Merger and all previously open derivatives expired by June 30, 2012. As of December 31, 2011, BNSF had existing fuel-derivative agreements covering approximately 36 million gallons.

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

The maximum amount of loss the Company could have incurred from credit risk based on the gross fair value of derivative instruments in asset positions and the Company's net asset exposure to counterparty credit risk was $24 million as of December 31, 2011. As of December 31, 2011, the amount recorded for derivative transactions, net of any master netting arrangements, was the same amount as derivative positions presented gross of any master netting arrangements.

The table below contains a summary of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions):

Fair Value of Derivative Instruments
Asset Derivatives
	Successor
	December 31, 2012	December 31, 2011	Balance Sheet Location
Asset derivatives designated as hedging instruments under ASC 815-20
Fuel Contracts	$—	$24	Other current assets
Total asset derivatives designated as hedging instruments under ASC 815-20	$—	$24
Total asset derivatives	$—	$24

The Effects of Derivative Instruments Gains and Losses for the Year Ended December 31, 2012 (Successor),
the Year Ended December 31, 2011 (Successor), the Period February 13 – December 31, 2010 (Successor)
and the Period January 1 – February 12, 2010 (Predecessor)

Derivatives in ASC 815-20 Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Successor			Predecessor
	Year Ended	Year Ended	February 13 - December 31, 2010	January 1 - February 12, 2010
	December 31, 2012	December 31, 2011
Fuel Contracts	$7	$50	$93	$(79)
Total derivatives	$7	$50	$93	$(79)

		Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)
		Successor			Predecessor
	Location of Gain or (Loss) Recognized from AOCL into Income	Year Ended	Year Ended	February 13 - December 31, 2010	January 1 - February 12, 2010
		December 31, 2012	December 31, 2011
Fuel Contracts	Fuel expense	$25	$98	$26	$(6)
Total derivatives		$25	$98	$26	$(6)

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
		Successor			Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	Year Ended	Year Ended	February 13 - December 31, 2010	January 1 - February 12, 2010
		December 31, 2012	December 31, 2011
Fuel Contracts	Fuel expense	$(3)	$(16)	$10	$(7)
Total derivatives		$(3)	$(16)	$10	$(7)
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

Fair Value Interest Rate Hedges
The Company entered into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt. These swaps were accounted for as fair value hedges under authoritative accounting guidance related to derivatives and hedging. Upon application of acquisition method accounting due to the Merger, the outstanding swaps were re-designated as fair value hedges. However, the swaps no longer qualified for the short-cut method of recognition; therefore, effectiveness was measured at least quarterly and any resulting ineffectiveness was recognized in current period earnings.

The gain or loss on the fair value hedges as well as the offsetting loss or gain on the hedged items (fixed-rate debt) attributable to the hedged risk were recorded in current earnings. The Company included the gain or loss on the fixed-rate debt in the same line item (interest expense) as the offsetting loss or gain on the related interest rate swaps as follows (in millions):

Gain on Interest Rate Swaps
	Successor			Predecessor
	Year Ended	Year Ended	February 13 - December 31, 2010	January 1 - February 12, 2010
Income Statement Classification	December 31, 2012	December 31, 2011
Interest expense	$—	$—	$14	$6

Loss on Fixed-rate Debt
	Successor			Predecessor
	Year Ended	Year Ended	February 13 - December 31, 2010	January 1 - February 12, 2010
Income Statement Classification	December 31, 2012	December 31, 2011
Interest expense	$—	$—	$(13)	$(6)

In July 2010, BNSF unwound four interest rate swaps, due 2018, resulting in a recognized gain of $45 million, which will be amortized as a reduction of interest expense over the remaining term of these notes.

As of December 31, 2012, 2011 and 2010, BNSF had no outstanding interest rate swaps.

7. Income Taxes

Income tax expense was as follows (in millions):

	Successor			Predecessor
	Year Ended	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010
	December 31, 2012	December 31, 2011
Current:
Federal	$1,204	$220	$593	$23
State	141	40	73	3
Total current	1,345	260	666	26
Deferred:
Federal	591	1,375	626	113
State	69	134	84	14
Total deferred	660	1,509	710	127
Total	$2,005	$1,769	$1,376	$153

Reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	Successor			Predecessor
	Year Ended	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010
	December 31, 2012	December 31, 2011
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.5	2.4	3.1	3.1
Tax law change (Medicare Part D)	—	—	0.5	—
Other, net	(0.2)	(0.1)	(0.5)	2.5
Effective tax rate	37.3%	37.3%	38.1%	40.6%

The components of deferred tax assets and liabilities were as follows (in millions):

	Successor
	December 31, 2012	December 31, 2011
Deferred tax liabilities:
Property and equipment	$(17,330)	$(16,864)
Hedging	(10)	(18)
Other	(336)	(304)
Total deferred tax liabilities	(17,676)	(17,186)
Deferred tax assets:
Intangible assets and liabilities	275	372
Casualty and environmental	303	370
Compensation and benefits	358	374
Long-term debt fair value adjustment under acquisition method accounting	173	209
Pension and retiree health and welfare benefits	332	305
Other	257	214
Total deferred tax assets	1,698	1,844
Net deferred tax liability	$(15,978)	$(15,342)

Non-current deferred income tax liability	$(16,319)	$(15,637)
Current portion of deferred income taxes	341	295
Net deferred tax liability	$(15,978)	$(15,342)

BNSF is included in the consolidated U.S. federal income tax return of Berkshire beginning as of February 13, 2010. BNSF’s tax expense and liabilities have been computed on a stand alone basis, and substantially all of its currently payable income taxes are remitted each quarter to Berkshire. See Note 16 to the Consolidated Financial Statements for information related to income taxes paid to Berkshire during 2012.

All U.S. federal income tax returns of BNSF are closed through 2007. Internal Revenue Service (IRS) examination of the years 2008 and 2009 and short tax year January 1 - February 12, 2010 (Predecessor) for BNSF is complete, and final agreement for federal income tax issues has been reached. BNSF is currently under examination for the period February 13 - December 31, 2010 (Successor) and the year 2011 (Successor).

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

Uncertain Tax Positions
The amount of unrecognized tax benefits for the year ended December 31, 2012 (Successor), the year ended December 31, 2011 (Successor), the period February 13 - December 31, 2010 (Successor) and the period January 1 - February 12, 2010 (Predecessor), was $48 million, $110 million, $112 million and $167 million, respectively. The amount of unrecognized tax benefits at December 31, 2012, that would affect the Company’s effective tax rate if recognized was $32 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Successor			Predecessor
	Year Ended	Year Ended	February 13 – December 31, 2010	January 1 – February 12, 2010
	December 31, 2012	December 31, 2011
Beginning balance	$110	$112	$167	$166
Additions for tax positions related to current year	12	47	24	1
Reductions for tax positions taken in prior years	(2)	(40)	(58)	—
(Reductions) additions for tax positions as a result of:
Settlements	(53)	8	(10)	—
Lapse of statute of limitations	(19)	(17)	(11)	—
Ending balance	$48	$110	$112	$167

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations, the financial position or the cash flows of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. The Company had recorded a liability of approximately $7 million and $17 million for the payment of interest and penalties for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012 (Successor), the year ended December 31, 2011 (Successor) and the period February 13 – December 31, 2010 (Successor), the Company recognized a reduction of approximately $8 million, $4 million and $9 million in interest and penalty expense, respectively. For the period January 1 – February 12, 2010 (Predecessor), the Company recognized an increase of approximately $1 million in interest and penalty expense.

8. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At December 31, 2012 and 2011, $48 million and $39 million, respectively, of such allowances had been recorded.

At December 31, 2012 and 2011, $36 million and $31 million, respectively, of accounts receivable were greater than 90 days old.

9. Property and Equipment, Net

Property and equipment, net (in millions), and the corresponding ranges of estimated useful lives were as follows:

	Successor		2012
	December 31, 2012	December 31, 2011	Range of Estimated Useful Life
Land	$5,950	$5,925	—
Track structure	17,319	16,460	15 – 50 years
Other roadway	20,936	20,300	5 – 100 years
Locomotives	4,505	3,773	5 – 33 years
Freight cars and other equipment	1,744	1,501	8 – 37 years
Computer hardware, software and other	279	259	5 – 9 years
Construction in progress	963	885	—
Total cost	51,696	49,103
Less accumulated depreciation and amortization	(1,626)	(1,056)
Property and equipment, net	$50,070	$48,047

The Consolidated Balance Sheets at December 31, 2012 and 2011, included $1,001 million, net of $269 million of amortization, and $1,585 million, net of $222 million of amortization, respectively, for property and equipment under capital leases, primarily for rolling stock.

The Company capitalized $24 million, $20 million, $13 million, and $1 million of interest for the year ended December 31, 2012 (Successor), the year ended December 31, 2011 (Successor), the period February 13 – December 31, 2010 (Successor) and the period January 1 – February 12, 2010 (Predecessor), respectively.

10. Goodwill and Other Intangible Assets and Liabilities

During the year ended December 31, 2012 (Successor), the year ended December 31, 2011 (Successor), the period February 13 – December 31, 2010 (Successor) and the period January 1 – February 12, 2010 (Predecessor), no impairment losses related to goodwill were incurred. As of December 31, 2012 and 2011, there were no accumulated impairment losses related to goodwill. For the year ended December 31, 2011, there was no additional goodwill recognized; therefore, the carrying value was $14,803 million.

In December 2012, BNSF Logistics, LLC, a wholly-owned, third-party logistics company, made an immaterial acquisition of two companies, resulting in the recognition of $33 million in goodwill. The acquisition valuation is in process and additional analysis of intangibles and other assets and liabilities may result in a change in the total amount of goodwill. For the year ended December 31, 2012, the carrying value of goodwill was $14,836 million.

Amortized intangible assets and liabilities were as follows (in millions):

	Successor
	As of December 31, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$2,013	$899	$2,013	$593
Amortized intangible liabilities	$2,056	$842	$2,056	$560

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

Amortization of intangible assets and liabilities was as follows (in millions):

	Successor
	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Amortization of intangible assets	$306	$312
Amortization of intangible liabilities	$282	$294

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
2013	$306	$252
2014	$306	$179
2015	$54	$115
2016	$31	$101
2017	$31	$96

11.   Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a VIE, with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of December 31, 2012, the assets of the unconsolidated Partnership totaled approximately $480 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of December 31, 2012 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitment classified as Other Liabilities	Maximum exposure to loss
$437	$18	$437

The remaining commitment of $18 million is due at the end of 2013.

12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	Successor
	December 31, 2012	December 31, 2011
Compensation and benefits payable	$673	$699
Property and income tax liabilities	541	361
Accounts payable	310	435
Accrued interest	208	195
Casualty and environmental liabilities	170	205
Rents and leases	168	168
Customer incentives	155	139
Other	897	941
Total	$3,122	$3,143

13. Debt

Debt outstanding was as follows (in millions):

	Successor
	December 31, 2012 [a]		December 31, 2011 [a]
Notes and debentures, due 2013 to 2097	$12,600	5.4%	$10,406	5.8%
Equipment obligations, due 2013 to 2027	153	5.9	183	6.0
Capitalized lease obligations, due 2013 to 2028	971	6.0	1,140	5.9
Mortgage bonds, due 2013 to 2047	85	4.7	88	4.9
Financing obligations, due 2013 to 2028	296	6.2	310	6.2
Unamortized fair value adjustment under acquisition method accounting, discount and other, net	428		538
Total	14,533		12,665
Less current portion of long-term debt	(453)	5.1%	(526)	5.9%
Long-term debt	$14,080		$12,139
a  Amounts represent debt outstanding and weighted average effective interest rates for 2012 and 2011, respectively. Maturities are as of December 31, 2012.

There were no outstanding interest rate hedges at December 31, 2012 and 2011.

As of December 31, 2012, certain BNSF Railway properties and other assets were subject to liens securing $85 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of December 31, 2012, the Company was in compliance with these covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

The fair value of BNSF’s long-term debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs). Capital leases, interest rate hedges and unamortized gains on interest rate swaps have been excluded from the calculation of fair value for both 2012 and 2011.

The following table provides fair value information for the Company’s debt obligations including principal cash flows, related weighted average interest rates by contractual maturity dates and fair value. The Company had no outstanding variable rate debt at December 31, 2012.

	December 31, 2012 (Successor)
	Maturity Date						Total Including Capital Leases	Total Excluding Capital Leases [a,b]	Fair Value Excluding Capital Leases [b]
	2013	2014	2015	2016	2017	Thereafter
Fixed-rate debt (in millions)	$453	$646	$365	$373	$717	$11,979	$14,533	$13,455	$15,291
Average interest rate	5.1%	6.8%	5.2%	6.6%	5.7%	5.4%	5.5%
a Amount also excludes unamortized fair value adjustment under acquisition method accounting related to capital leases.
b Amount also excludes unamortized gains on interest rate swaps.

As of December 31, 2011, the fair value excluding capital leases and unamortized gains on interest rate swaps of fixed-rate debt was $12,947 million.

Notes and Debentures
2012
In August 2012, BNSF issued $600 million of 3.050 percent debentures due September 1, 2022 and $650 million of 4.375 percent debentures due September 1, 2042. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

In July and January 2012, the Board of Managers (the Board) of the Company authorized an additional $1 billion and $1.5 billion, respectively, of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC). As of December 31, 2012, $750 million remained authorized by the Board to be issued through the SEC debt shelf registration process.

In March 2012, BNSF issued $625 million of 3.05 percent debentures due March 15, 2022 and $625 million of 4.40 percent debentures due March 15, 2042. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

2011
In August 2011, BNSF issued $450 million of 3.45 percent debentures due September 15, 2021 and $300 million of 4.95 percent debentures due September 15, 2041. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

In May 2011, BNSF issued $250 million of 4.10 percent debentures due June 1, 2021 and $500 million of 5.40 percent debentures due June 1, 2041. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

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

Capital Leases
2012
BNSF Railway did not enter into any material capital leases during 2012.

2011
BNSF Railway did not enter into any material capital leases during 2011.

2010
During the periods February 13 – December 31, 2010 (Successor), and January 1 – February 12, 2010 (Predecessor), BNSF Railway entered into capital leases totaling $40 million and $8 million, respectively to finance maintenance of way and other vehicles and equipment with lease terms of five to seven years.

Guarantees
As of December 31, 2012, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2012, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount	[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$—		Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/A	[d]	N/A	[d]	N/A	[d]	5	$8	[c]
All other	—%	$9		$14		$—		Various	$—
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

All Other
As of December 31, 2012, BNSF guaranteed $9 million of debt. These guarantees expire between 2013 and 2026.

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

Variable Interest Entities - Leases
BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $4 billion as of December 31, 2012. The future minimum lease payments are included in future operating lease payments disclosed in Note 14.

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

14. Commitments and Contingencies

Lease Commitments
BNSF has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2012, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases	[a]
2013	$178	$576
2014	146	567
2015	113	526
2016	190	512
2017	76	455
Thereafter	572	2,483
Total	1,275	$5,119
Less amount representing interest	(304)
Present value of minimum lease payments	$971
a Excludes leases having non-cancelable lease terms of less than one year and per diem leases.

Lease rental expense for all operating leases, excluding per diem leases, was $629 million, $591 million, $531 million and $82 million for the year ended December 31, 2012 (Successor), the year ended December 31, 2011 (Successor), the period February 13 – December 31, 2010 (Successor) and the period January 1 – February 12, 2010 (Predecessor), respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rentals were not significant.

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

•
An estimate of the future anticipated claims filing rate by type of disease (non-malignant, cancer and mesothelioma) was computed using the Company’s average historical claim filing rates observed in 2009-2012.

•	An estimate of the future anticipated dismissal rate by type of claim was computed using the Company’s historical average dismissal rates observed in 2010-2012.

•
An estimate of the future anticipated settlement by type of disease was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of incidence observed during 2010-2012.

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

The most sensitive assumptions for this accrual are the estimated future filing rates and estimated average claim values. Asbestos claim filings are typically sporadic and may include large batches of claims solicited by law firms. To reflect these factors, BNSF used a multi-year calibration period (i.e., average historical filing rates observed in 2009-2012) because it believed it would be most representative of its future claim experience. In addition, for non-malignant claims, the number of future claims to be filed against BNSF declines at a rate consistent with both mortality and age as there is a decreasing propensity to file a claim as the population ages. BNSF believes the average claim values by type of disease from the historical period 2010-2012 are most representative of future claim values. Non-malignant claims, which represent approximately 90 percent of the total number and 65 percent of the cost of estimated future asbestos claims, were priced by age of the projected claimants. Historically, the ultimate settlement value of these types of claims is most sensitive to the age of the claimant.

During the third quarters of 2012, 2011 and 2010, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In 2012, management recorded a decrease in expense of $15 million due primarily to favorable settlements. In 2011 and 2010, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2013.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Successor			Predecessor
	Year Ended	Year Ended	February 13 - December 31, 2010	January 1 - February 12, 2010
	December 31, 2012	December 31, 2011
Beginning balance	$540	$575	$664	$632
Accruals	58	77	21	10
Payments	(136)	(112)	(110)	(9)
Ending balance	$462	$540	$575	$633

At December 31, 2012 and 2011, $105 million and $125 million were included in current liabilities, respectively. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $415 million to $530 million. However, BNSF believes that the $462 million recorded at December 31, 2012, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company
The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in time deposits and money market accounts. At December 31, 2012, there was approximately $485 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $500 million at December 31, 2011.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 249 sites, including 17 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of December 31, 2012, is $13 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Successor			Predecessor
	Year Ended	Year Ended	February 13 - December 31, 2010	January 1 - February 12, 2010
	December 31, 2012	December 31, 2011
Beginning balance	$570	$578	$514	$517
Accruals	(17)	43	144	6
Payments	(95)	(51)	(80)	(9)
Ending balance	$458	$570	$578	$514

At December 31, 2012 and 2011, $65 million and $80 million, respectively, was included in current liabilities.

In 2012, settlements with various parties resulted in reductions in expense of approximately $30 million.

During the third quarters of 2012, 2011 and 2010, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2012, 2011 and 2010, management recorded additional expense of $3 million, $29 million and $73 million as of the June 30 measurement date, respectively. The Company plans to update its study again in the third quarter of 2013.

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

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2012, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $350 million to $630 million. However, BNSF believes that the $458 million recorded at December 31, 2012, is the best estimate of the Company’s future obligation for environmental costs.

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

Certain salaried employees of BNSF who have met age and years of service requirements are eligible for medical benefits, including prescription drug coverage, during retirement. The postretirement medical and prescription drug benefit is contributory and provides benefits to retirees and their covered dependents. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. In addition, a basic life insurance plan is noncontributory and covers retirees only. Optional life insurance coverage is available for some retirees; however, the retiree is responsible for the full cost. BNSF’s policy is to fund the life insurance premiums and medical benefits as they come due. Generally, employees beginning salaried employment with BNSF subsequent to September 22, 1995, are not eligible for medical benefits during retirement. These benefits are collectively referred to as retiree health and welfare benefits.

Plan Amendment
Effective January 1, 2013, Medicare-eligible retirees who are enrolled in the retiree medical program received a contribution to a Health Reimbursement Account, which can be used to reimburse plan participants for health insurance premiums and to pay eligible out-of-pocket medical expenses.

Components of the net cost for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Successor			Predecessor
	Year Ended	Year Ended	February 13 - December 31, 2010	January 1 - February 12, 2010
	December 31, 2012	December 31, 2011
Service cost	$39	$32	$28	$3
Interest cost	100	102	95	12
Expected return on plan assets	(118)	(120)	(108)	(14)
Amortization of net loss	10	—	—	4
Settlements	—	1	—	—
Net cost recognized	$31	$15	$15	$5

	Retiree Health and Welfare Benefits
	Successor			Predecessor
	Year Ended	Year Ended	February 13 - December 31, 2010	January 1 - February 12, 2010
	December 31, 2012	December 31, 2011
Service cost	$1	$1	$1	$—
Interest cost	13	14	13	2
Amortization of net loss	1	—	—	—
Net cost recognized	$15	$15	$14	$2

The projected benefit obligation is the present value of benefit earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following table shows the change in projected benefit obligation (in millions):

	Pension Benefits
	Successor
	Year Ended	Year Ended
Change in Benefit Obligation	December 31, 2012	December 31, 2011
Projected benefit obligation at beginning of period	$2,324	$2,068
Service cost	39	32
Interest cost	100	102
Actuarial loss	212	277
Benefits paid	(141)	(139)
Administrative expenses	(1)	—
Settlements	(16)	(16)
Projected benefit obligation at end of period	2,517	2,324
Component representing future salary increases	(130)	(95)
Accumulated benefit obligation at end of period	$2,387	$2,229

	Retiree Health and Welfare Benefits
	Successor
	Year Ended	Year Ended
Change in Benefit Obligation	December 31, 2012	December 31, 2011
Projected benefit obligation at beginning of period	$293	$279
Service cost	1	1
Interest cost	13	14
Plan participants’ contributions	5	6
Actuarial loss	31	17
Plan amendment	(5)	—
Medicare subsidy	2	4
Benefits paid	(26)	(28)
Projected benefit obligation at end of period	$314	$293

BNSF’s pension plans had accumulated and projected benefit obligations in excess of plan assets at December 31, 2012 and 2011.

The following tables show the change in plan assets of the plans (in millions):

	Pension Benefits
	Successor
	Year Ended	Year Ended
Change in Plan Assets	December 31, 2012	December 31, 2011
Fair value of plan assets at beginning of period	$1,817	$1,828
Actual return on plan assets	302	86
Employer contributions[a]	53	58
Benefits paid	(141)	(139)
Administrative expenses	(1)	—
Settlements	(16)	(16)
Fair value of plan assets at measurement date	$2,014	$1,817
a  Other than contributions to the qualified pension plan, employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

	Retiree Health and Welfare Benefits
	Successor
	Year Ended	Year Ended
Change in Plan Assets	December 31, 2012	December 31, 2011
Fair value of plan assets at beginning of period	$—	$—
Employer contributions[a]	21	22
Plan participants’ contributions	5	6
Benefits paid	(26)	(28)
Fair value of plan assets at measurement date	$—	$—
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status, defined as plan assets less the projected benefit obligation (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	Successor		Successor
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Funded status (plan assets less projected benefit obligations)	$(503)	$(507)	$(314)	$(293)

Of the combined pension and retiree health and welfare benefits liability of $817 million and $800 million recognized as of December 31, 2012 and 2011, respectively, $31 million was included in other current liabilities in both the years ended December 31, 2012 and 2011.

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to AOCL. The following table shows the pre-tax change in AOCL attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits
	Successor			Predecessor
	Year Ended	Year Ended	February 13 - December 31, 2010	January 1 - February 12, 2010
Change in AOCL	December 31, 2012	December 31, 2011
Beginning balance[a]	$311	$2	$—	$792
Amortization of actuarial loss	(10)	—	—	(3)
Actuarial loss	29	310	2	—
Settlements	—	(1)	—	—
Ending balance	$330	$311	$2	$789
a  Upon application of acquisition method accounting due to the Merger, the Company eliminated the beginning balance in AOCL.

	Retiree Health and Welfare Benefits
	Successor			Predecessor
	Year Ended	Year Ended	February 13 - December 31, 2010	January 1 - February 12, 2010
Change in AOCL	December 31, 2012	December 31, 2011
Beginning balance[a]	$35	$19	$—	$19
Amortization of actuarial loss	(1)	—	—	—
Plan amendment	(5)	—	—	—
Actuarial loss	31	16	19	—
Ending balance	$60	$35	$19	$19
a  Upon application of acquisition method accounting due to the Merger, the Company eliminated the beginning balance in AOCL.

Approximately $10 million, net of tax, of the actuarial losses from defined benefit pension plans and approximately $3 million, net of tax, of retiree health and welfare benefit plans in AOCL are required to be amortized into net periodic benefit cost over the next fiscal year. Pre-tax amounts currently recognized in AOCL consist of the following (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	Successor		Successor
	2012	2011	2012	2011
Net actuarial loss	$341	$312	$66	$35
Plan amendment	—	—	(5)	—
Amortization of net loss	(10)	—	(1)	—
Settlements	(1)	(1)	—	—
Pre-tax amount recognized in AOCL at December 31,	$330	$311	$60	$35
After-tax amount recognized in AOCL at December 31,	$204	$192	$37	$21

The assumptions used in accounting for the BNSF plans were as follows:

	Pension Benefits
	Successor			Predecessor
	Year Ended	Year Ended	February 13 - December 31, 2010	January 1 - February 12, 2010
Assumptions Used to Determine Net Cost	December 31, 2012	December 31, 2011
Discount rate	4.50%	5.25%	5.75%	5.75%
Expected long-term rate of return on plan assets	6.75%	7.50%	8.00%	8.00%
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

	Retiree Health and Welfare Benefits
	Successor			Predecessor
	Year Ended	Year Ended	February 13 - December 31, 2010	January 1 - February 12, 2010
Assumptions Used to Determine Net Cost	December 31, 2012	December 31, 2011
Discount rate	4.50%	5.25%	5.75%	5.75%
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

	Pension Benefits		Retiree Health and Welfare Benefits
	Successor		Successor
Assumptions Used to Determine Benefit Obligations	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Discount rate	3.75%	4.50%	3.75%	4.50%
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

BNSF determined the discount rate based on a yield curve that utilizes year-end market yields of high-quality corporate bonds whose maturities match expected payments. The discount rate used for the 2013 calculation of net benefit cost decreased to 3.75 percent which reflects market conditions at the December 31, 2012, measurement date.

Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations, while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities. The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Generally, past investment returns are not given significant consideration when establishing assumptions for expected long-term rates of returns on plan assets. Actual experience will differ from the assumed rates. The expected rate of return on plan assets was 6.75 percent for 2012 and will be 6.75 percent for 2013. During 2012, BNSF changed the investment management of the BNSF Retirement Plan to an affiliated company.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and rate of return on plan assets:

Sensitivity Analysis
	Change in Net Benefit Cost
Hypothetical Discount Rate Change	Pension			Retiree Health and Welfare
50 basis point decrease	$11	million	increase	$1	million	increase
50 basis point increase	$9	million	decrease	$1	million	decrease
Hypothetical Rate of Return on Plan Assets Change	Pension
50 basis point decrease	$9	million	increase
50 basis point increase	$9	million	decrease

The following table presents assumed health care cost trend rates:

	Successor			Predecessor
	Year Ended	Year Ended	February 13 - December 31, 2010	January 1 - February 12, 2010
	December 31, 2012	December 31, 2011
Assumed health care cost trend rate for next year (participants under 65)	8.40%	8.70%	9.00%	9.00%
Assumed health care cost trend rate for next year (participants over 65)[a]	3.00%	8.70%	9.00%	9.00%
Rate to which health care cost trend rate is expected to decline and remain[b]	4.50%	4.50%	4.80%	5.00%
Year that the rate reaches the ultimate trend rate[b]	2028	2028	2022	2016
a See section heading "Plan Amendment" for a description of changes to this program.
b For the year ended December 31, 2012, the ultimate trend rate only applies to participants under 65.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$24	$(20)

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

The following table summarizes the investments of BNSF’s funded pension plans as of December 31, 2012 (Successor), based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2012	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
U.S. equity securities[b]	$1,364	$1,364	$—	$—
Corporate debt securities	13	—	13	—
Registered investment companies	54	54	—	—
U.S. government debt securities	13	—	13	—
Real estate	32	—	—	32
Collateralized obligations and mortgage backed securities (MBS)	1	—	1	—
Cash and cash equivalents	536	—	536	—
Total[c]	$2,013	$1,418	$563	$32
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2012, three U.S. equity securities each exceeded 10 percent of total plan assets.  These investments represent approximately 45 percent of total plan assets.
c Excludes $1 million accrued for dividend and interest receivable.

The table below sets forth a summary of changes in the fair value of Level 3 assets held by BNSF's funded pension plans for the year ended December 31, 2012 (Successor) (in millions):

Level 3 Inputs	Total	U.S. Government Debt Securities	Real Estate
Balance as of December 31, 2011	$130	$1	$129
Actual return on plan assets:
Relating to assets still held at reporting date	1	—	1
Relating to assets sold during the period	3	—	3
Purchases, sales and settlements	(102)	(1)	(101)
Balance as of December 31, 2012	$32	$—	$32

Comparative Prior Year Information
The following table summarizes the investments of BNSF’s funded pension plans as of December 31, 2011 (Successor), based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2011	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Equity securities:
U.S.	$546	$546	$—	$—
International	298	298	—	—
Corporate debt securities	411	—	411	—
Registered investment companies	95	95	—	—
Government debt securities:
U.S.	151	—	150	1
International	12	—	12	—
Real estate	129	—	—	129
Common/collective trust	107	—	107	—
Collateralized obligations and mortgage backed securities (MBS)	32	—	32	—
Cash and cash equivalents	26	11	15	—
Total [b]	$1,807	$950	$727	$130
a  See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b  Excludes $10 million accrued for dividend and interest receivable.

The table below sets forth a summary of changes in the fair value of Level 3 assets held by BNSF’s funded pension plans for the year ended December 31, 2011 (Successor) (in millions):

Level 3 Inputs	Total	U.S. Government Debt Securities	Real Estate	Collateralized Obligations & MBS
Balance as of December 31, 2010	$120	$1	$116	$3
Actual return on plan assets:
Relating to assets still held at reporting date	13	—	13	—
Purchases, sales and settlements	(1)	—	—	(1)
Transfers out of Level 3	(2)	—	—	(2)
Balance as of December 31, 2011	$130	$1	$129	$—

The Company is not required to make contributions to the BNSF Retirement Plan in 2013. The Company is required to make contributions of $9 million to its other funded pension plans. The Company expects to make benefit payments in 2013 of $7 million from its unfunded non-qualified pension plan.

The following table shows expected benefit payments from its defined benefit pension plans and expected claim payments for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments	[a]	Expected Retiree Health and Welfare Payments
2013	$162		$25
2014	$156		$24
2015	$157		$24
2016	$157		$23
2017	$155		$22
2018–2022	$736		$101
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Defined Contribution Plans
BNSF sponsors qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Non-union employees are eligible to receive an annual discretionary matching contribution of up to 30 percent of the first six percent of their contributions. Employer contributions are subject to a five-year length of service vesting schedule. BNSF’s 401(k) matching expense was $32 million, $31 million, $25 million and $3 million during the year ended December 31, 2012 (Successor), the year ended December 31, 2011 (Successor), the period February 13 – December 31, 2010 (Successor) and the period January 1 – February 12, 2010 (Predecessor), respectively.

Other
Under collective bargaining agreements, BNSF participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $71 million, $73 million, $55 million and $8 million during the year ended December 31, 2012 (Successor), the year ended December 31, 2011 (Successor), the period February 13 - December 31, 2010 (Successor) and the period January 1 - February 12, 2010 (Predecessor), respectively. The average number of employees covered under these plans were 36 thousand, 35 thousand, 33 thousand and 31 thousand during the year ended December 31, 2012 (Successor), the year ended December 31, 2011 (Successor), the period February 13 - December 31, 2010 (Successor) and the period January 1 - February 12, 2010 (Predecessor), respectively.

16. Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the year ended December 31, 2012 and 2011, the Company declared and paid distributions of $3.75 billion and $3.5 billion, respectively, to its parent company. For the year ended December 31, 2012 and 2011, the Company received tax refunds of $0 million and $426 million, respectively, from Berkshire, and made cash payments of $1,033 million and $396 million, respectively, for income taxes to Berkshire.

Effective January 1, 2013, BNSF has a multi-year coal transportation agreement with MidAmerican Energy, an affiliate of BNSF, for the delivery of coal to the majority of MidAmerican Energy's coal-fueled generating facilities.

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

Additionally, following the Merger, the Berkshire Hathaway Inc. 2010 Umbrella Plan for BNSF Equity Plans became effective, authorizing approximately 16 million shares of Berkshire Class B Common Stock to be issued in connection with the conversion of BNSF stock options, restricted stock units and performance stock. Included in this amount is approximately 300 thousand shares for certain outstanding option awards that provide for a reload feature if the eligible employee pays all or a portion of the purchase price with Berkshire stock. In that event, the employee is issued new options to purchase additional shares of Berkshire Class B Common Stock equal to the number of shares of stock surrendered in such payment. Approximately 211 thousand shares of Berkshire Class B Common Stock were available for future reload grants at December 31, 2012.

Stock Options
All stock options granted in the periods presented relate to reload grants. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the status of stock options is presented below (options in thousands, aggregate intrinsic value in millions):

Successor	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2011	9,571	$56.00	4.86	$200
Granted	4	85.04
Exercised	(2,552)	47.00
Cancelled	(92)	81.68
Balance at December 31, 2012	6,931	$59.00	4.47	$213
Options exercisable at December 31, 2012	6,927	$58.98	4.47	$213

The total intrinsic value of options exercised was $95 million, $55 million, $71 million and $33 million during the year ended December 31, 2012 (Successor), the year ended December 31, 2011 (Successor), the period February 13 – December 31, 2010 (Successor) and the period January 1 – February 12, 2010 (Predecessor), respectively.

Other Incentive Programs
BNSF had other long-term incentive programs that utilized restricted shares/units. A summary of the status of restricted shares/units and the weighted average grant date fair values is presented below (shares in thousands):

Successor	Time Based		Performance Based Units		Performance Stock		Total
Balance at December 31, 2011	101	$76.90	656	$76.90	331	$76.90	1,088	$76.90
Vested	(26)	76.90	(653)	76.90	(121)	76.90	(800)	76.90
Forfeited	—	—	(3)	76.90	(210)	76.90	(213)	76.90
Balance at December 31, 2012	75	$76.90	—	$—	—	$—	75	$76.90

A summary of the fair value of the restricted share/units vested during the year ended December 31, 2012 (Successor), the year ended December 31, 2011 (Successor), the period February 13 – December 31, 2010 (Successor) and the period January 1 – February 12, 2010 (Predecessor), respectively, is presented below:

Total Fair Value of Shares Vested (in millions)	Time Based	Performance Based Units	Performance Stock	Total
Year Ended December 31, 2012	$2	$52	$10	$64
Year Ended December 31, 2011	$6	$36	$—	$42
February 13 – December 31, 2010 (Successor)	$15	$2	$—	$17
January 1 – February 12, 2010 (Predecessor)	$—	$—	$—	$—

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

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation cost, net of tax, recorded under the various stock incentive plans is shown in the following table (in millions):

	Successor			Predecessor
	Year Ended	Year Ended	February 13 - December 31, 2010	January 1 - February 12, 2010
	December 31, 2012	December 31, 2011
Compensation cost	$19	$64	$114	$8
Income tax benefit	(7)	(24)	(40)	(3)
Total	$12	$40	$74	$5

Subsequent to the completion of the Merger, the Company immediately recognized $32 million of expense related to the excess fair value of the converted vested awards at the Merger date.

At December 31, 2012, there was $1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements.

18. Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss (in millions):

	Successor
	December 31, 2012	December 31, 2011
Unrecognized actuarial losses and prior service credit, net of tax (see Note 15)	$(241)	$(213)
Fuel/interest hedge mark-to-market, net of tax (see Note 6)	—	11
Accumulated other comprehensive loss of equity method investees	(4)	(1)
Total accumulated other comprehensive loss	$(245)	$(203)

19. Quarterly Financial Data—Unaudited

Dollars in millions

	Successor
2012	Fourth	Third	Second	First
Revenues	$5,428	$5,343	$5,062	$5,002
Operating income	$1,640	$1,669	$1,438	$1,265
Net income	$932	$937	$802	$701

	Successor
2011	Fourth	Third	Second	First
Revenues	$5,264	$4,961	$4,790	$4,533
Operating income	$1,617	$1,380	$1,209	$1,104
Net income	$909	$766	$690	$607

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

Management assessed the effectiveness of BNSF’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, management concluded that as of December 31, 2012, BNSF’s internal control over financial reporting was effective based on those criteria.

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

None.

Part III

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
The following table presents the fees incurred by BNSF, including its majority-owned subsidiaries, for services provided by Deloitte & Touche LLP, the independent registered public accounting firm, for the twelve months ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Audit fees	$2,045	$2,027
Audit-related fees	97	35
Tax fees	—	10
All other fees	—	—
Total	$2,142	$2,072

Audit Fees
Audit fees consist of professional services for audits of financial statements, quarterly reviews, internal control reviews, comfort letters provided in conjunction with the issuance of debt, and agreed-upon procedures performed on the Annual Report R-1 filed by BNSF Railway with the Surface Transportation Board.

Audit-Related Fees
Audit-related fees consist of professional services for consultation on accounting standards and transactions and agreed-upon procedures performed for the accounts receivable securitization program prior to its termination in 2011.

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit and tax planning for specific transactions or potential transactions of the Company. No tax fees were billed in 2012.

All Other Fees
No other fees were billed in 2012 or 2011.

Pre-Approval Policies and Procedures
The Registrant is an indirect, wholly-owned subsidiary of Berkshire Hathaway Inc. and does not have an audit committee. During 2012 and 2011, the Audit Committee of Berkshire Hathaway Inc. pre-approved all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

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

Burlington Northern Santa Fe, LLC
		By:	/s/ Matthew K. Rose
Dated:	March 1, 2013		Matthew K. Rose Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe, LLC and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose	Chairman and Chief Executive Officer
Matthew K. Rose	(Principal Executive Officer), and Manager

/s/ Thomas N. Hund	Executive Vice President and Chief Financial Officer
Thomas N. Hund	(Principal Financial Officer), and Manager

/s/ Julie A. Piggott	Vice President-Planning & Studies and Controller
Julie A. Piggott	(Principal Accounting Officer)

/s/ Stevan B. Bobb	Manager
Stevan B. Bobb

/s/ Warren E. Buffett*	Manager
Warren E. Buffett

/s/ Gregory C. Fox	Manager
Gregory C. Fox

/s/ Marc D. Hamburg*	Manager
Marc D. Hamburg

/s/ Carl R. Ice	Manager
Carl R. Ice

/s/ Roger Nober	Manager
Roger Nober

		*By:	/s/ Roger Nober
Dated:	March 1, 2013		Roger Nober Executive Vice President - Law and Secretary

S-1

Burlington Northern Santa Fe, LLC and Subsidiaries
Exhibit Index

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
	2.1	Agreement and Plan of Merger by and among Berkshire Hathaway Inc., R Acquisition Company, LLC, and Burlington Northern Santa Fe Corporation, dated November 2, 2009. Ø	8-K	11/3/2009	1-11535	2.1
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	1-11535	3.1
	3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010.	8-K	2/16/2010	1-11535	3.4
	3.3	Written Consent of the Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Operating Agreement.	8-K	4/8/2010	1-11535	3.1
(4)	Instruments defining the rights of security holders, including indentures
	4.1	Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee.	S-3	2/8/1999	333-72013	4
	4.2	Form of BNSF’s 6 3/4% Debentures Due March 15, 2029.	10-K	3/31/1999	1-11535	4.3
	4.3	Form of BNSF’s 6.70% Debentures Due August 1, 2028.	10-K	3/31/1999	1-11535	4.4
	4.4	Form of BNSF’s 8.125% Debentures Due April 15, 2020.	10-K	2/12/2001	1-11535	4.6
	4.5	Form of BNSF’s 7.95% Debentures Due August 15, 2030.	10-K	2/12/2001	1-11535	4.7
	4.6	Form of BNSF’s 4.30% Notes Due July 1, 2013.	10-K	2/28/2011	1-11535	4.8
	4.7	Officers’ Certificate of Determination as to the terms of BNSF’s 4.875% Notes Due January 15, 2015, including Exhibit A thereto, the form of the Notes.	8-K	12/9/2004	1-11535	4.1
	4.8	Indenture, dated as of December 8, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	S-3 ASR	12/8/2005	333-130214	4.1
	4.9	Certificate of Trust of BNSF Funding Trust I, executed and filed by U.S. Bank Trust National Association, Linda Hurt and James Gallegos, as Trustees.	S-3 ASR	12/8/2005	333-130214	4.3
	4.10	Amended and Restated Declaration of Trust of BNSF Funding Trust I, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.4
	4.11	Guarantee Agreement between BNSF and U.S. Bank Trust National Association, as Guarantee Trustee, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.5
	4.12	First Supplemental Indenture, dated as of December 15, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	8-K	12/15/2005	1-11535	4.6
	4.13	Agreement as to Expenses and Liabilities dated as of December 15, 2005, between BNSF and BNSF Funding Trust I.	8-K	12/15/2005	1-11535	4.4 (Exhibit C)
	4.14	Form of BNSF Funding Trust I’s 6.613% Trust Preferred Securities.	8-K	12/15/2005	1-11535	4.4 (Exhibit D)
	4.15	Officer’s Certificate of Determination as to the terms of BNSF’s 6.20% Debentures Due August 15, 2036, including the form of the Debentures.	10-Q	10/24/2006	1-11535	4.1
	4.16	First Supplemental Indenture, dated as of April 13, 2007, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Trust Company, N.A., as Trustee.	8-K	4/13/2007	1-11535	4.1
	4.17	Officer’s Certificate of Determination as to the terms of BNSF’s 5.65% Debentures due May 1, 2017, and 6.15% Debentures Due May 1, 2037, including the forms of the Debentures.	8-K	4/13/2007	1-11535	4.2
	4.18	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/14/2008	1-11535	4.1

E-1

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.19	Officer’s Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 18, 2018, including the form of the Notes.	8-K	3/14/2008	1-11535	4.2
4.20	Third Supplemental Indenture, dated as of December 3, 2008, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/3/2008	1-11535	4.1
4.21	Officer’s Certificate of Determination as to the terms of BNSF’s 7.00% Debentures due February 1, 2014.	8-K	12/3/2008	1-11535	4.2
4.22	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee including the form of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.1
4.23	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.2
4.24	Fifth Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	2/16/2010	1-11535	4.1
4.25	Second Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and U.S. Bank Trust National Association.	8-K	2/16/2010	1-11535	4.2
4.26	Sixth Supplemental Indenture, dated as of May 17, 2010, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/17/2010	1-11535	4.1
4.27	Certificate of Determination as to the terms of BNSF’s 5.75% Debentures due May 1, 2040.	8-K	5/17/2010	1-11535	4.2
4.28	Seventh Supplemental Indenture, dated as of September 10, 2010, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/10/2010	1-11535	4.1
4.29	Certificate of Determination as to the terms of BNSF’s 3.60% Debentures due September 1, 2020 and 5.05% Debentures due March 1, 2041.	8-K	9/10/2010	1-11535	4.2
4.30	Eighth Supplemental Indenture, dated as of May 19, 2011, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/19/2011	1-11535	4.1
4.31	Certificate of Determination as to the terms of BNSF's 4.10% Debentures due June 1, 2021 and 5.40% Debentures due June 1, 2041.	8-K	5/19/2011	1-11535	4.2
4.32	Ninth Supplemental Indenture, dated as of August 22, 2011, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2011	1-11535	4.1
4.33	Certificate of Determination as to the terms of BNSF's 3.45% Debentures due September 15, 2021 and 4.95% Debentures due September 15, 2041.	8-K	8/22/2011	1-11535	4.2
4.34	Tenth Supplemental Indenture, dated as of March 2, 2012, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/2/2012	1-11535	4.1
4.35	Certificate of Determination as to the terms of BNSF's 3.05% Debentures due March 15, 2022 and 4.40% Debentures due March 15, 2042.	8-K	3/2/2012	1-11535	4.2
4.36	Eleventh Supplemental Indenture, dated as of August 23, 2012, to Indenture dated as of December 1, 1995 between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/23/2012	1-11535	4.1
4.37	Certificate of Determination as to the terms of BNSF's 3.050% Debentures due September 1, 2022 and 4.375% Debentures due September 1, 2042.	8-K	8/23/2012	1-11535	4.2

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

E-2

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
(16)	Letter re: change in certifying accountant
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
   Document
   101.LAB - XBRL Taxonomy Extension Label Linkbase
   Document
   101.PRE - XBRL Taxonomy Extension Presentation
   Linkbase Document

The following financial information from Burlington Northern Santa Fe, LLC's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL includes: (i) the Consolidated Statements of Income for the Successor year ended December 31, 2012, the Successor year ended December 31, 2011, the Successor period of February 13 -December 31, 2010, and the Predecessor period of January 1 - February 12, 2010, (ii) the Consolidated Balance Sheets as of the Successor period December 31, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the Successor year ended December 31, 2012, the Successor year ended December 31, 2011, the Successor period February 13 - December 31, 2010, and the Predecessor period January 1 - February 12, 2010, (iv) the Consolidated Statements of Changes in Equity for the Successor year ended December 31, 2012, the Successor year ended December 31, 2011, the period February 13 - December 31, 2010, and the Predecessor period January 1 - February 12, 2010, (v) the Notes to the Consolidated Financial Statements. ‡

‡	Filed herewith

Ø	References to BNSF refer to Burlington Northern Santa Fe Corporation for all periods through February 12, 2010, and to Burlington Northern Santa Fe, LLC for all periods on or after February 13, 2010.

E-3