Form 10-Q
period 2013-03-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2013-05-03
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2013
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
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$5,284	$5,002

Operating expenses:
Compensation and benefits	1,139	1,117
Fuel	1,122	1,095
Purchased services	617	569
Depreciation and amortization	483	463
Equipment rents	198	202
Materials and other	257	291
Total operating expenses	3,816	3,737
Operating income	1,468	1,265
Interest expense	178	148
Other expense, net	1	2

Income before income taxes	1,289	1,115
Income tax expense	491	414
Net income	$798	$701

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$798	$701

Other comprehensive income:
Change in amortization of accumulated actuarial losses, net of tax expense of $2 million and $2 million, respectively	3	2
Change in fuel hedge mark-to-market, net of tax benefit of $0 million and $4 million, respectively	—	(8)
Change in accumulated other comprehensive income of equity method investees	(2)	(2)
Other comprehensive income (loss), net of tax	1	(8)
Total comprehensive income	$799	$693

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,385	$1,794
Accounts receivable, net	1,249	1,168
Materials and supplies	839	800
Current portion of deferred income taxes	207	341
Other current assets	159	77
Total current assets	4,839	4,180

Property and equipment, net of accumulated depreciation of $1,720 and $1,626, respectively	50,396	50,070
Goodwill	14,836	14,836
Intangible assets, net	1,038	1,114
Other assets	1,857	1,816
Total assets	$72,966	$72,016

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,916	$3,122
Long-term debt due within one year	923	453
Total current liabilities	3,839	3,575

Deferred income taxes	16,334	16,319
Long-term debt	15,028	14,080
Intangible liabilities, net	1,151	1,214
Pension and retiree health and welfare liability	755	786
Casualty and environmental liabilities	738	750
Other liabilities	993	963
Total liabilities	38,838	37,687
Commitments and contingencies (see Notes 6 and 7)
Equity:
Member’s equity	34,372	34,574
Accumulated other comprehensive loss	(244)	(245)
Total equity	34,128	34,329
Total liabilities and equity	$72,966	$72,016

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$798	$701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	483	463
Deferred income taxes	145	137
Long-term casualty and environmental liabilities, net	(17)	(46)
Contribution to defined benefit pension plan	(25)	(36)
Other, net	(37)	(29)
Changes in current assets and liabilities:
Accounts receivable, net	(81)	47
Materials and supplies	(38)	(97)
Other current assets	(74)	(76)
Accounts payable and other current liabilities	(242)	15
Net cash provided by operating activities	912	1,079

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(546)	(528)
Acquisition of equipment	(186)	(298)
Other, net	(21)	(130)
Net cash used for investing activities	(753)	(956)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,500	1,250
Payments on long-term debt	(58)	(46)
Cash distributions	(1,000)	(1,000)
Other, net	(10)	(11)
Net cash provided by financing activities	432	193
Increase in cash and cash equivalents	591	316
Cash and cash equivalents:
Beginning of period	1,794	1,960
End of period	$2,385	$2,276

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$229	$189
Capital investments accrued but not yet paid	$104	$118
Income taxes paid, net of refunds	$288	$28

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2012	$34,574	$(245)	$34,329
Cash distributions to Parent	(1,000)	—	(1,000)
Comprehensive income, net of tax	798	1	799
Balance at March 31, 2013	$34,372	$(244)	$34,128

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2012, including the financial statements and notes thereto. Burlington Northern Santa Fe, LLC (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of March 31, 2013, and the results of operations for the three months ended March 31, 2013 and 2012.

Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current presentation of capital expenditures. The reclassification did not affect the Company's previously reported results of operations or financial position.

2.	Fuel

Fuel costs represented 29 percent of total operating expenses during both the three months ended March 31, 2013 and 2012. The Company may enter into fuel hedge instruments from time to time; however, the Company has no unexpired hedge positions.

Derivative Activities

The Company had formally documented the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation included linking the derivatives that were designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assessed at the time a derivative contract was entered into, and at least quarterly thereafter, whether the derivative item was effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by authoritative accounting guidance related to derivatives and hedging, was recognized in current period earnings. For derivative instruments that were designated and qualified as cash flow hedges, the effective portion of the gain or loss on the derivative instrument was recorded in accumulated other comprehensive loss (AOCL) as a separate component of equity and reclassified into earnings in the period during which the hedge transaction affected earnings. Cash flows related to fuel derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Effects of Derivative Instruments Gains and Losses for the Three Months Ended March 31, 2013 and 2012
Derivatives in ASC 815-20 Cash Flow Hedging Relationships
	Amount of Gain Recognized in Other Comprehensive Income (OCI) on Derivatives (Effective Portion)
	2013	2012
Fuel Contracts	$—	$9
Total derivatives	$—	$9

		Amount of Gain Recognized from AOCL into Income (Effective Portion)
	Location of Gain Recognized	2013	2012
	from AOCL into Income
Fuel Contracts	Fuel expense	$—	$21
Total derivatives		$—	$21

		Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
	Location of Loss Recognized	2013	2012
	in Income on Derivatives
Fuel Contracts	Fuel expense	$—	$(2)
Total derivatives		$—	$(2)

[a]	No portion of the loss was excluded from the assessment of hedge effectiveness for the periods then ended.

The Company utilized a market approach using the forward commodity price for the periods hedged to value its fuel-derivative swaps. As such, the fair values of these instruments were classified as Level 2 valuations under authoritative accounting guidance related to fair value measurements.

Additional disclosure related to derivative instruments is included in Note 10 to the Consolidated Financial Statements.

3.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At March 31, 2013 and December 31, 2012, $49 million and $48 million, respectively, of such allowances had been recorded.

At March 31, 2013 and December 31, 2012, $31 million and $36 million, respectively, of accounts receivable were greater than 90 days old.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4.	Goodwill and Other Intangible Assets and Liabilities

In December 2012, BNSF Logistics, LLC, a wholly-owned, third-party logistics company, made an immaterial acquisition of two companies, resulting in the recognition of $33 million in goodwill. The acquisition valuation is in process and additional analysis of intangibles and other assets and liabilities may result in a change in the total amount of goodwill. The carrying value of goodwill was $14,836 million for both periods ended March 31, 2013 and December 31, 2012.

Amortized intangible assets and liabilities were as follows (in millions):

	As of March 31, 2013		As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$2,013	$975	$2,013	$899
Amortized intangible liabilities	$2,056	$905	$2,056	$842

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

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Amortization of intangible assets	$76	$77
Amortization of intangible liabilities	$63	$70

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2013	$230	$189
2014	$306	$179
2015	$54	$115
2016	$31	$101
2017	$31	$96

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of March 31, 2013, the assets of the unconsolidated Partnership totaled approximately $465 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of March 31, 2013 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$422	$18	$422

The remaining commitment of $18 million is due at the end of 2013.

6.	Debt

Notes and Debentures

In March 2013, BNSF issued $700 million of 3.00 percent debentures due March 15, 2023 and $800 million of 4.45 percent debentures due March 15, 2043. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

In January 2013, the Board of Managers (the Board) of the Company authorized an additional $1 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC). At March 31, 2013, $250 million remained authorized by the Board to be issued through the SEC debt shelf registration process.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of March 31, 2013, the Company was in compliance with these covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

Fair Value of Debt Instruments

At March 31, 2013 and December 31, 2012, the fair value of BNSF's debt, excluding capital leases and unamortized gains on interest rate swaps, was $16,552 million and $15,291 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $14,908 million and $13,455 million, respectively. The fair value of BNSF's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs). The fair value of the Company's cash equivalents approximates its carrying value due to the short-term maturities of these instruments.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Guarantees

As of March 31, 2013, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2013, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	4	$7	[c]
All other	—%	$9	$14	$—	Various	$—

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

All Other

As of March 31, 2013, BNSF guaranteed $9 million of debt. These guarantees expire between 2013 and 2026.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Indemnities

In the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. The Company believes that these clauses are generally customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Despite the uncertainty whether events which would trigger the indemnification obligations would ever occur, the Company does not believe that these indemnity agreements will have a material adverse effect on the Company’s results of operations, financial position or liquidity. Additionally, the Company believes that, due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty. However, the fair value of any such amount would be immaterial to the Consolidated Financial Statements. Agreements that reflect unique circumstances, particularly agreements that contain guarantees that indemnify for another party’s acts, are disclosed separately, if appropriate. Unless separately disclosed above, no fair value liability related to indemnities has been recorded in the Consolidated Financial Statements.

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $4 billion as of March 31, 2013.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended March 31,
	2013	2012
Beginning balance	$462	$540
Accruals	26	23
Payments	(35)	(57)
Ending balance	$453	$506

At March 31, 2013, $95 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $405 million to $520 million. However, BNSF believes that the $453 million recorded at March 31, 2013, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in time deposits and money market accounts. At March 31, 2013, there was approximately $480 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $485 million at December 31, 2012.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 246 sites, including 16 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of March 31, 2013, was $13 million.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2013	2012
Beginning balance	$458	$570
Accruals	—	3
Payments	(8)	(15)
Ending balance	$450	$558

At March 31, 2013, $70 million was included in current liabilities.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at March 31, 2013, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $340 million to $620 million. However, BNSF believes that the $450 million recorded at March 31, 2013, is the best estimate of the Company’s future obligation for environmental costs.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
Net Cost	2013	2012
Service cost	$12	$10
Interest cost	22	25
Expected return on plan assets	(31)	(30)
Amortization of net loss	4	3
Net cost recognized	$7	$8

	Retiree Health and Welfare Benefits
	Three Months Ended March 31,
Net Cost	2013	2012
Interest cost	$3	$3
Amortization of net loss	1	1
Net cost recognized	$4	$4

The Company is not required to make contributions to the BNSF Retirement Plan in 2013; however, the Company made a discretionary contribution of $25 million in March 2013.

9.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During both the three months ended March 31, 2013 and 2012, the Company declared and paid cash distributions of $1 billion to its parent company. For the three months ended March 31, 2013 and 2012, the Company made tax payments of $264 million and $0 million to Berkshire, respectively.

BNSF engages in various arm's-length transactions with affiliates in the ordinary course of business. BNSF earned revenues for services provided to affiliates of $38 million and $10 million during the three months ended March 31, 2013 and 2012, respectively. Expenditures to affiliates totaled $6 million and $4 million during the three months ended March 31, 2013 and 2012, respectively.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table provides the components of accumulated other comprehensive loss by component (in millions):

	Defined Benefit Pension Items[a]	Equity Method Investments	Total
Balance at December 31, 2012	$(241)	$(4)	$(245)
Other comprehensive income before reclassifications	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income	3	—	3
Balance at March 31, 2013	$(238)	$(6)	$(244)
a Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Loss

	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Loss Components	2013	Income Statement Line Item
Amortization of defined benefit pension items
Actuarial losses	$5	[b]
	5	Total before tax
	(2)	Tax expense
Total reclassifications for the period	$3	Net of tax
b This accumulated other comprehensive loss component is included in the computation of net periodic pension cost (see Note 8 for additional details).

11.	Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (ASU 2013-02), Comprehensive Income (Topic 220), Reporting Amounts Classified Out of Comprehensive Income. This standard requires issuers to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This reclassification may be presented either on the face of the financial statements where net income is presented or in the notes. ASU 2013-02 is effective prospectively for the Company for the period beginning on January 1, 2013. The Company has included the appropriate disclosures related to other comprehensive income reclassifications in accordance with ASU 2013-02 in Note 10.

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

The following narrative analysis of results of operations includes a comparative analysis of the three months ended March 31, 2013 and 2012.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Consumer Products	$1,661	$1,533	1,188	1,132
Industrial Products	1,337	1,133	448	392
Coal	1,209	1,240	542	561
Agricultural Products	911	953	244	263
Total Freight Revenues	5,118	4,859	2,422	2,348
Other Revenues	166	143
Total Operating Revenues	$5,284	$5,002

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2013	2012
Consumer Products	$1,398	$1,354
Industrial Products	2,984	2,890
Coal	2,231	2,210
Agricultural Products	3,734	3,624
Total Freight Revenues	$2,113	$2,069

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2013	2012
Total fuel expense [a]	$1,122	$1,095
BNSF fuel surcharges	$711	$672
a  Total fuel expense includes locomotive and non-locomotive fuel.

Three Months Ended March 31, 2013 vs. the Three Months Ended March 31, 2012

Revenues

Revenues for the three months ended March 31, 2013, were $5,284 million, up 6 percent as compared with the three months ended March 31, 2012. The increase in revenues is due to the following changes in underlying trends in revenues:

▪	Average revenue per car / unit increased for all business units as a result of increased rate per car / unit.

In addition to an increase in average revenue per car / unit, the following changes in underlying trends in volumes also impacted the change in revenues:

▪	Consumer Products unit volumes increased primarily due to higher domestic intermodal volumes as a result of highway conversion to rail.

▪	Industrial Products unit volumes increased primarily due to increased shipments of petroleum products.

▪	Coal unit volumes decreased primarily due to a decrease in coal demand as a result of utilities' focus on reducing high stockpiles.

▪	Agricultural Products volumes decreased primarily due to a decrease in corn and soybean exports as a result of the extreme U.S. drought in 2012, partially offset by domestic wheat shipments.

Expenses

Operating expenses for the three months ended March 31, 2013, were $3,816 million, an increase of $79 million, or 2 percent, as compared with the three months ended March 31, 2012. A significant portion of this increase is due to the following changes in underlying trends in expenses:

▪	Compensation and benefits expense increased primarily due to increased unit volumes and inflation, partially offset by initiatives.

▪	Fuel expenses increased due to higher fuel prices and volume, partially offset by improved efficiency.

▪	Purchased services expenses increased primarily due to higher volume-related costs, including purchased transportation for BNSF Logistics, LLC, a wholly-owned, third-party logistics company.

▪	There were no significant changes in underlying trends for depreciation and amortization and equipment rents expense.

▪	Materials and other expense decreased primarily due to expense recorded in the prior year for an unfavorable arbitration ruling.

▪	Interest expense increased primarily due to a higher average debt balance.

▪	The effective tax rate was 38.1 percent and 37.1 percent for the three months ended March 31, 2013 and 2012, respectively. The 2012 effective tax rate includes favorable state tax credits.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•  Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability and cost of capital; changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF’s supplier base, and effects due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, the impact of low natural gas prices on coal demand for electric power plants, changes in environmental laws that could affect the demand for drilling products and products produced by drilling, changes in fuel prices and other key materials, the impact of high barriers of entry for prospective new suppliers and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment.

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

•   Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; disruptions to BNSF's technology network including computer systems and software, such as cybersecurity intrusions, misappropriation of assets or sensitive information, corruption of data or operations disruptions; as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s or other railroads’ operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Date:  May 3, 2013

S-1

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

Exhibit Index

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of sole member of Burlington Northern Santa Fe, LLC, dated April 8, 2010, amending and restating certain sections of the Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC dated as of February 12, 2010.	8-K	4/14/2010	001-11535	3.2

4.1	Twelfth Supplemental Indenture, dated as of March 12, 2013, to Indenture dated as of December 1, 1995 between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/12/2013	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF's 3.00% Debentures due March 15, 2023 and 4.45% Debentures due March 15, 2043.	8-K	3/12/2013	001-11535	4.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

E-1

Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit
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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from the Burlington Northern Santa Fe, LLC Form 10-Q for the three months ended March 31, 2013, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (ii) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iii) the Consolidated Statements of Cash Flow for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Changes in Equity as of March 31, 2013, (v) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments defining the rights of the holders of long-term debt of the Company and of its subsidiaries, involving a total amount of indebtedness not in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
__________________
* Filed herewith

E-2