Form 10-Q
period 2013-06-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2013-08-02
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2013
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
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$5,322	$5,062	$10,606	$10,064

Operating expenses:
Compensation and benefits	1,128	1,078	2,267	2,195
Fuel	1,076	1,102	2,198	2,197
Purchased services	617	614	1,234	1,183
Depreciation and amortization	489	470	972	933
Equipment rents	205	199	403	401
Materials and other	230	161	487	452
Total operating expenses	3,745	3,624	7,561	7,361
Operating income	1,577	1,438	3,045	2,703
Interest expense	177	155	355	303
Other expense, net	3	3	4	5

Income before income taxes	1,397	1,280	2,686	2,395
Income tax expense	513	478	1,004	892
Net income	$884	$802	$1,682	$1,503

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$884	$802	$1,682	$1,503

Other comprehensive income:
Change in amortization of accumulated actuarial losses, net of tax expense of $2 million, $0 million, $4 million and $2 million, respectively	3	2	6	4
Change in fuel hedge mark-to-market, net of tax benefit of $0 million, $2 million, $0 million and $7 million, respectively	—	(3)	—	(11)
Change in accumulated other comprehensive income of equity method investees	1	(1)	(1)	(3)
Other comprehensive income (loss), net of tax	4	(2)	5	(10)
Total comprehensive income	$888	$800	$1,687	$1,493

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,672	$1,794
Accounts receivable, net	1,279	1,168
Materials and supplies	805	800
Current portion of deferred income taxes	237	341
Other current assets	245	77
Total current assets	4,238	4,180

Property and equipment, net of accumulated depreciation of $1,804 and $1,626, respectively	50,928	50,070
Goodwill	14,836	14,836
Intangible assets, net	962	1,114
Other assets	1,904	1,816
Total assets	$72,868	$72,016

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,870	$3,122
Long-term debt due within one year	921	453
Total current liabilities	3,791	3,575

Deferred income taxes	16,515	16,319
Long-term debt	14,959	14,080
Intangible liabilities, net	1,087	1,214
Pension and retiree health and welfare liability	755	786
Casualty and environmental liabilities	737	750
Other liabilities	1,008	963
Total liabilities	38,852	37,687
Commitments and contingencies (see Notes 6 and 7)
Equity:
Member’s equity	34,256	34,574
Accumulated other comprehensive loss	(240)	(245)
Total equity	34,016	34,329
Total liabilities and equity	$72,868	$72,016

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$1,682	$1,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	972	933
Deferred income taxes	295	290
Long-term casualty and environmental liabilities, net	(13)	(66)
Contribution to defined benefit pension plan	(25)	(36)
Other, net	(90)	(116)
Changes in current assets and liabilities:
Accounts receivable, net	(111)	24
Materials and supplies	(5)	(38)
Other current assets	(112)	(104)
Accounts payable and other current liabilities	(422)	(83)
Net cash provided by operating activities	2,171	2,307

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,304)	(1,249)
Acquisition of equipment	(369)	(564)
Other, net	3	(126)
Net cash used for investing activities	(1,670)	(1,939)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,500	1,250
Payments on long-term debt	(111)	(98)
Cash distributions	(2,000)	(1,750)
Other, net	(12)	(12)
Net cash used for financing activities	(623)	(610)
Decrease in cash and cash equivalents	(122)	(242)
Cash and cash equivalents:
Beginning of period	1,794	1,960
End of period	$1,672	$1,718

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$375	$341
Capital investments accrued but not yet paid	$147	$143
Income taxes paid, net of refunds	$1,042	$503

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2012	$34,574	$(245)	$34,329
Cash distributions to Parent	(2,000)	—	(2,000)
Comprehensive income, net of tax	1,682	5	1,687
Balance at June 30, 2013	$34,256	$(240)	$34,016

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

On February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger of a wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation with the surviving entity renamed Burlington Northern Santa Fe, LLC. Berkshire's cost of acquiring BNSF was pushed-down to establish a new accounting basis for BNSF beginning as of February 13, 2010. Earnings per share data has not been presented because BNSF has not issued stock or membership interests to the public.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of June 30, 2013, and the results of operations for the three and six months ended June 30, 2013 and 2012.

Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current presentation of capital expenditures. The reclassification did not affect the Company's previously reported results of operations or financial position.

Subsequent Event

In July 2013, the Board of Managers (the Board) of the Company authorized an additional $3 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC), for a total of $3.25 billion that remains authorized by the Board to be issued through the SEC debt shelf offering process.

2.	Fuel

Fuel costs represented 29 percent and 30 percent of total operating expenses during the six months ended June 30, 2013 and 2012, respectively. The Company may enter into fuel hedge instruments from time to time; however, the Company has no unexpired hedge positions.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Effects of Derivative Instruments Gains and Losses for the Three Months Ended June 30, 2013 and 2012
Derivatives in ASC 815-20 Cash Flow Hedging Relationships
	Amount of Loss Recognized in Other Comprehensive Income (OCI) on Derivatives (Effective Portion)
	2013	2012
Fuel Contracts	$—	$(2)
Total derivatives	$—	$(2)

		Amount of Gain Recognized from AOCL into Income (Effective Portion)
	Location of Gain Recognized	2013	2012
	from AOCL into Income
Fuel Contracts	Fuel expense	$—	$4
Total derivatives		$—	$4

		Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
	Location of Loss Recognized	2013	2012
	in Income on Derivatives
Fuel Contracts	Fuel expense	$—	$(1)
Total derivatives		$—	$(1)
a No portion of the loss was excluded from the assessment of hedge effectiveness for the periods then ended.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Effects of Derivative Instruments Gains and Losses for the Six Months Ended June 30, 2013 and 2012
Derivatives in ASC 815-20 Cash Flow Hedging Relationships
	Amount of Gain Recognized in Other Comprehensive Income (OCI) on Derivatives (Effective Portion)
	2013	2012
Fuel Contracts	$—	$7
Total derivatives	$—	$7

		Amount of Gain Recognized from AOCL into Income (Effective Portion)
	Location of Gain Recognized	2013	2012
	from AOCL into Income
Fuel Contracts	Fuel expense	$—	$25
Total derivatives		$—	$25

		Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
	Location of Loss Recognized	2013	2012
	in Income on Derivatives
Fuel Contracts	Fuel expense	$—	$(3)
Total derivatives		$—	$(3)
a No portion of the loss was excluded from the assessment of hedge effectiveness for the periods then ended.

The Company utilized a market approach using the forward commodity price for the periods hedged to value its fuel-derivative swaps. As such, the fair values of these instruments were classified as Level 2 valuations under authoritative accounting guidance related to fair value measurements.

3.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At June 30, 2013 and December 31, 2012, $52 million and $48 million, respectively, of such allowances had been recorded.

At June 30, 2013 and December 31, 2012, $30 million and $36 million, respectively, of accounts receivable were greater than 90 days old.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4.	Goodwill and Other Intangible Assets and Liabilities

In December 2012, BNSF Logistics, LLC, a wholly-owned, third-party logistics company, made an immaterial acquisition of two companies, resulting in the recognition of $33 million in goodwill. The acquisition valuation is in process and additional analysis of intangibles and other assets and liabilities may result in a change in the total amount of goodwill. The carrying value of goodwill was $14,836 million for both periods ended June 30, 2013 and December 31, 2012.

Amortized intangible assets and liabilities were as follows (in millions):

	As of June 30, 2013		As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$2,014	$1,052	$2,013	$899
Amortized intangible liabilities	$2,056	$969	$2,056	$842

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

Amortization of intangible assets and liabilities was as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Amortization of intangible assets	$153	$153
Amortization of intangible liabilities	$127	$141

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2013	$153	$125
2014	$306	$179
2015	$54	$115
2016	$31	$101
2017	$31	$96

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of June 30, 2013, the assets of the unconsolidated Partnership totaled approximately $430 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of June 30, 2013 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$407	$18	$407

The remaining commitment of $18 million is due at the end of 2013.

6.	Debt

Notes and Debentures

BNSF filed a new automatic shelf registration with the SEC for the issuance of debt securities which became effective as of its filing on May 10, 2013, for the next three years.

In March 2013, BNSF issued $700 million of 3.00 percent debentures due March 15, 2023 and $800 million of 4.45 percent debentures due March 15, 2043. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

In January 2013, the Board of Managers (the Board) of the Company authorized an additional $1 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the SEC. At June 30, 2013, $250 million remained authorized by the Board to be issued through the SEC debt shelf offering process. Subsequent to June 30, 2013, the Board authorized an additional amount of debt securities (see Note 1 for additional information).

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of June 30, 2013, the Company was in compliance with these covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

Fair Value of Debt Instruments

At June 30, 2013 and December 31, 2012, the fair value of BNSF's debt, excluding capital leases and unamortized gains on interest rate swaps, was $15,660 million and $15,291 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $14,873 million and $13,455 million, respectively. The fair value of BNSF's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs). The fair value of the Company's cash equivalents approximates its carrying value due to the short-term maturities of these instruments.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Guarantees

As of June 30, 2013, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2013, were as follows (dollars in millions):

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

Chevron Phillips Chemical Company LP

In 2007, BNSF entered into an indemnity agreement with Chevron Phillips Chemical Company LP (Chevron Phillips), granting certain rights of indemnity from BNSF, in order to facilitate access to a new storage facility. Under certain circumstances, payment under this obligation may be required in the event Chevron Phillips were to incur certain liabilities or other incremental costs resulting from trackage access.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $4 billion as of June 30, 2013.

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

The following tables summarize the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended June 30,
	2013	2012
Beginning balance	$453	$506
Accruals	29	27
Payments	(15)	(22)
Ending balance	$467	$511

	Six Months Ended June 30,
	2013	2012
Beginning balance	$462	$540
Accruals	55	50
Payments	(50)	(79)
Ending balance	$467	$511

At June 30, 2013, $95 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $420 million to $530 million. However, BNSF believes that the $467 million recorded at June 30, 2013, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in time deposits and money market accounts. At June 30, 2013, there was approximately $465 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $485 million at December 31, 2012.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 242 sites, including 16 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of June 30, 2013, was $13 million.

On a quarterly basis, BNSF monitors actual experience against the forecasted remediation and related payments made on existing sites and conducts ongoing environmental contingency analyses, which consider a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of other PRPs' participation in, and their ability to pay for, cleanup. Adjustments to the Company’s estimates will continue to be recorded as necessary based on developments in subsequent periods. Additionally, environmental accruals, which are classified as materials and other in the Consolidated Statements of Income, include amounts for newly identified sites or contaminants, third-party claims and legal fees incurred for defense of third-party claims and recovery efforts.

The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,
	2013	2012
Beginning balance	$450	$558
Accruals	(1)	(14)
Payments	(9)	(11)
Ending balance	$440	$533

	Six Months Ended June 30,
	2013	2012
Beginning balance	$458	$570
Accruals	(1)	(11)
Payments	(17)	(26)
Ending balance	$440	$533

At June 30, 2013, $75 million was included in current liabilities.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at June 30, 2013, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $330 million to $610 million. However, BNSF believes that the $440 million recorded at June 30, 2013, is the best estimate of the Company’s future obligation for environmental costs.

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

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
Net Cost	2013	2012
Service cost	$11	$9
Interest cost	23	25
Expected return on plan assets	(31)	(29)
Amortization of net loss	4	2
Net cost recognized	$7	$7

	Pension Benefits
	Six Months Ended June 30,
Net Cost	2013	2012
Service cost	$23	$19
Interest cost	45	50
Expected return on plan assets	(62)	(59)
Amortization of net loss	8	5
Net cost recognized	$14	$15

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,
Net Cost	2013	2012
Service cost	$1	$1
Interest cost	3	3
Amortization of net loss	1	—
Net cost recognized	$5	$4

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Retiree Health and Welfare Benefits
	Six Months Ended June 30,
Net Cost	2013	2012
Service Cost	$1	$1
Interest cost	6	6
Amortization of net loss	2	1
Net cost recognized	$9	$8

The Company is not required to make contributions to the BNSF Retirement Plan in 2013; however, the Company made a discretionary contribution of $25 million in March 2013.

9.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the six months ended June 30, 2013 and 2012, the Company declared and paid cash distributions of $2 billion and $1.75 billion, respectively, to its parent company. For the six months ended June 30, 2013 and 2012, the Company made tax payments of $934 million and $421 million to Berkshire, respectively.

BNSF engages in various arm's-length transactions with affiliates in the ordinary course of business. The following tables summarize revenues earned by BNSF for services provided to affiliates and expenditures to affiliates (in millions):

	Three Months Ended June 30,
	2013	2012
Revenues	$28	$9
Expenditures	$4	$7

	Six Months Ended June 30,
	2013	2012
Revenues	$66	$19
Expenditures	$10	$11

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

10.	Comprehensive Income

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

The following table provides the components of accumulated other comprehensive loss by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2012	$(241)	$(4)	$(245)
Other comprehensive income before reclassifications	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	6	—	6
Balance at June 30, 2013	$(235)	$(5)	$(240)
a Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Loss

	Three Months Ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$5	[b]
	5	Total before tax
	(2)	Tax (expense)/benefit
Total reclassifications for the period	$3	Net of tax

	Six Months Ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$10	[b]
	10	Total before tax
	(4)	Tax (expense)/benefit
Total reclassifications for the period	$6	Net of tax
b This accumulated other comprehensive loss component is included in the computation of net periodic pension cost (see Note 8 for additional details).

11.	Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 (ASU 2013-02), Comprehensive Income (Topic 220), Reporting Amounts Classified Out of Comprehensive Income. This standard requires issuers to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This reclassification may be presented either on the face of the financial statements where net income is presented or in the notes. ASU 2013-02 is effective prospectively for the Company for the period beginning on January 1, 2013. The Company has included the appropriate disclosures related to other comprehensive loss reclassifications in accordance with ASU 2013-02 in Note 10.

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

The following narrative analysis of results of operations includes a comparative analysis of the six months ended June 30, 2013 and 2012.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consumer Products	$3,390	$3,209	2,430	2,347
Industrial Products	2,777	2,379	918	811
Coal	2,390	2,329	1,061	1,048
Agricultural Products	1,703	1,840	469	510
Total Freight Revenues	10,260	9,757	4,878	4,716
Other Revenues	346	307
Total Operating Revenues	$10,606	$10,064

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2013	2012
Consumer Products	$1,395	$1,367
Industrial Products	3,025	2,933
Coal	2,253	2,222
Agricultural Products	3,631	3,608
Total Freight Revenues	$2,103	$2,069

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2013	2012
Total fuel expense [a]	$2,198	$2,197
BNSF fuel surcharges	$1,438	$1,404
a  Total fuel expense includes locomotive and non-locomotive fuel.

Six Months Ended June 30, 2013 vs. the Six Months Ended June 30, 2012

Revenues

Revenues for the six months ended June 30, 2013, were $10,606 million, an increase of $542 million, or 5 percent as compared with the six months ended June 30, 2012. The increase in revenues is due to the following changes in underlying trends in revenues:

▪	Average revenue per car / unit increased for all business units as a result of increased rate per car / unit.

In addition to an increase in average revenue per car / unit, the following changes in underlying trends in volumes also impacted the change in revenues:

▪	Consumer Products unit volumes increased primarily due to higher domestic intermodal volumes due to highway conversion to rail.

▪	Industrial Products unit volumes increased primarily due to increased shipments of petroleum products, driven mainly by increased crude unit train loadings.

▪
Coal unit volumes increased primarily due to increased demand resulting from an increase in natural gas prices and reduced utility stockpiles, partially offset by impacts of weather including flooding on the network.

▪	Agricultural Products unit volumes decreased primarily due to lower grain exports, as a result of the extreme 2012 U.S. drought and strong global competition.

Expenses

Operating expenses for the six months ended June 30, 2013, were $7,561 million, an increase of $200 million, or 3 percent, as compared with the six months ended June 30, 2012. A significant portion of this increase is due to the following changes in underlying trends in expenses:

▪	Compensation and benefits expense increased primarily due to increased unit volumes and inflation, partially offset by initiatives.

▪	Purchased services expenses increased primarily due to higher volume-related costs, including purchased transportation for BNSF Logistics, LLC, a wholly-owned, third-party logistics company.

▪	There were no significant changes in underlying trends for fuel, depreciation and amortization, equipment rents, and materials and other expenses.

▪	Interest expense increased primarily due to a higher average debt balance.

▪	The effective tax rate was 37.4 percent and 37.2 percent for the six months ended June 30, 2013 and 2012, respectively.

Capital Commitments

BNSF anticipates that capital commitments for 2013 will be approximately $4.3 billion or $200 million higher than previously disclosed. The increase is due to more expansion related spending.

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

Date:  August 2, 2013

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from the Burlington Northern Santa Fe, LLC Form 10-Q for the three and six months ended June 30, 2013, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iv) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012, (v) the Consolidated Statements of Changes in Equity as of June 30, 2013, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments defining the rights of the holders of long-term debt of the Company and of its subsidiaries, involving a total amount of indebtedness not in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
__________________
* Filed herewith

E-1