Form 10-Q
period 2013-09-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2013-11-01
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2013
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
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$5,651	$5,343	$16,257	$15,407

Operating expenses:
Compensation and benefits	1,197	1,149	3,464	3,344
Fuel	1,145	1,089	3,343	3,286
Purchased services	618	601	1,852	1,784
Depreciation and amortization	493	475	1,465	1,408
Equipment rents	205	204	608	605
Materials and other	253	156	740	608
Total operating expenses	3,911	3,674	11,472	11,035
Operating income	1,740	1,669	4,785	4,372
Interest expense	181	157	536	460
Other expense, net	3	4	7	9

Income before income taxes	1,556	1,508	4,242	3,903
Income tax expense	567	571	1,571	1,463
Net income	$989	$937	$2,671	$2,440

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$989	$937	$2,671	$2,440

Other comprehensive income:
Change in amortization of accumulated actuarial losses and prior service costs, net of tax expense of $2 million, $1 million, $6 million and $3 million, respectively	4	2	10	6
Change in fuel hedge mark-to-market, net of tax benefit of $0 million, $0 million, $0 million and $7 million, respectively	—	—	—	(11)
Change in accumulated other comprehensive income of equity method investees	(1)	—	(2)	(3)
Other comprehensive income (loss), net of tax	3	2	8	(8)
Total comprehensive income	$992	$939	$2,679	$2,432

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,809	$1,794
Accounts receivable, net	1,311	1,168
Materials and supplies	800	800
Current portion of deferred income taxes	250	341
Other current assets	131	77
Total current assets	5,301	4,180

Property and equipment, net of accumulated depreciation of $1,923 and $1,626, respectively	51,659	50,070
Goodwill	14,836	14,836
Intangible assets, net	887	1,114
Other assets	1,896	1,816
Total assets	$74,579	$72,016

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,050	$3,122
Long-term debt due within one year	655	453
Total current liabilities	3,705	3,575

Deferred income taxes	16,691	16,319
Long-term debt	16,411	14,080
Intangible liabilities, net	1,025	1,214
Pension and retiree health and welfare liability	755	786
Casualty and environmental liabilities	738	750
Other liabilities	1,146	963
Total liabilities	40,471	37,687
Commitments and contingencies (see Notes 6 and 7)
Equity:
Member’s equity	34,345	34,574
Accumulated other comprehensive loss	(237)	(245)
Total equity	34,108	34,329
Total liabilities and equity	$74,579	$72,016

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$2,671	$2,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,465	1,408
Deferred income taxes	457	481
Long-term casualty and environmental liabilities, net	(7)	(157)
Contribution to defined benefit pension plan	(25)	(36)
Other, net	(47)	(149)
Changes in current assets and liabilities:
Accounts receivable, net	(143)	(93)
Materials and supplies	—	(47)
Other current assets	(72)	(47)
Accounts payable and other current liabilities	(157)	107
Net cash provided by operating activities	4,142	3,907

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(2,174)	(1,969)
Acquisition of equipment	(640)	(834)
Other, net	14	(87)
Net cash used for investing activities	(2,800)	(2,890)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3,000	2,500
Payments on long-term debt	(399)	(437)
Cash distributions	(2,900)	(2,750)
Other, net	(28)	(31)
Net cash used for financing activities	(327)	(718)
Increase in cash and cash equivalents	1,015	299
Cash and cash equivalents:
Beginning of period	1,794	1,960
End of period	$2,809	$2,259

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$622	$554
Capital investments accrued but not yet paid	$144	$151
Income taxes paid, net of refunds	$1,198	$807

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2012	$34,574	$(245)	$34,329
Cash distributions to Parent	(2,900)	—	(2,900)
Comprehensive income, net of tax	2,671	8	2,679
Balance at September 30, 2013	$34,345	$(237)	$34,108

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

On February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger of a wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation with the surviving entity renamed Burlington Northern Santa Fe, LLC (Merger). Berkshire's cost of acquiring BNSF was pushed-down to establish a new accounting basis for BNSF beginning as of February 13, 2010. Earnings per share data has not been presented because BNSF has not issued stock or membership interests to the public.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of September 30, 2013, and the results of operations for the three and nine months ended September 30, 2013 and 2012.

Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current presentation of capital expenditures. The reclassification did not affect the Company's previously reported results of operations or financial position.

2.	Fuel

Fuel costs represented 29 percent and 30 percent of total operating expenses during the nine months ended September 30, 2013 and 2012, respectively. The Company may enter into fuel hedge instruments from time to time; however, the Company has no unexpired hedge positions.

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

There were no derivative instrument gains or losses recognized during the three months ended September 30, 2013 and 2012.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Effects of Derivative Instruments Gains and Losses for the Nine Months Ended September 30, 2013 and 2012
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

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At September 30, 2013 and December 31, 2012, $54 million and $48 million, respectively, of such allowances had been recorded.

At September 30, 2013 and December 31, 2012, $32 million and $36 million, respectively, of accounts receivable were greater than 90 days old.

4.	Goodwill and Other Intangible Assets and Liabilities

In December 2012, BNSF Logistics, LLC, a wholly-owned, third-party logistics company, made an immaterial acquisition of two companies, resulting in the recognition of $33 million in goodwill. The acquisition valuation is in process and additional analysis of intangibles and other assets and liabilities may result in a change in the total amount of goodwill. The carrying value of goodwill was $14,836 million for both periods ended September 30, 2013 and December 31, 2012.

Intangible assets and liabilities were as follows (in millions):

	As of September 30, 2013		As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$2,015	$1,128	$2,013	$899
Intangible liabilities	$2,056	$1,031	$2,056	$842

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Intangible assets primarily consisted of internally developed software and franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Amortization of intangible assets	$229	$229
Amortization of intangible liabilities	$189	$211

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2013	$77	$63
2014	$306	$179
2015	$54	$115
2016	$31	$101
2017	$31	$96

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of September 30, 2013, the assets of the unconsolidated Partnership totaled approximately $420 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of September 30, 2013 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$392	$18	$392

The remaining commitment of $18 million is due at the end of 2013.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

6.	Debt

Notes and Debentures

BNSF filed a new automatic shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities which became effective as of its filing on May 10, 2013, for the next three years.

In August 2013, BNSF issued $800 million of 3.850 percent debentures due September 1, 2023 and $700 million of 5.150 percent debentures due September 1, 2043. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

In March 2013, BNSF issued $700 million of 3.00 percent debentures due March 15, 2023 and $800 million of 4.45 percent debentures due March 15, 2043. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

In January and July 2013, the Board of Managers (the Board) of the Company authorized an additional $1 billion and $3 billion, respectively, of debt securities that may be issued pursuant to the debt shelf registration statement filed with the SEC. As of September 30, 2013, $1.75 billion remained authorized by the Board to be issued through the SEC debt shelf offering process.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of September 30, 2013, the Company was in compliance with these covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

Fair Value of Debt Instruments

At September 30, 2013 and December 31, 2012, the fair value of BNSF's debt, excluding capital leases and unamortized gains on interest rate swaps, was $16,730 million and $15,291 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $16,089 million and $13,455 million, respectively. The fair value of BNSF's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs). The fair value of the Company's cash equivalents approximates its carrying value due to the short-term maturities of these instruments.

Guarantees

As of September 30, 2013, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2013, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	4	$6	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $4 billion as of September 30, 2013.

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

During the third quarters of 2013 and 2012, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In the third quarter of 2013, management determined that the liability remained appropriate and no change was recorded. In the third quarter of 2012, management recorded a decrease in expense of $15 million due primarily to favorable settlements. The Company plans to update its study again in the third quarter of 2014.

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

The following tables summarize the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended September 30,
	2013	2012
Beginning balance	$467	$511
Accruals	22	(5)
Payments	(20)	(33)
Ending balance	$469	$473

	Nine Months Ended September 30,
	2013	2012
Beginning balance	$462	$540
Accruals	77	45
Payments	(70)	(112)
Ending balance	$469	$473

At September 30, 2013, $95 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $425 million to $535 million. However, BNSF believes that the $469 million recorded at September 30, 2013, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in time deposits and money market accounts. At September 30, 2013, there was approximately $480 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $485 million at December 31, 2012.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of September 30, 2013, was $13 million.

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

The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,
	2013	2012
Beginning balance	$440	$533
Accruals	18	(2)
Payments	(14)	(51)
Ending balance	$444	$480

	Nine Months Ended September 30,
	2013	2012
Beginning balance	$458	$570
Accruals	17	(13)
Payments	(31)	(77)
Ending balance	$444	$480

At September 30, 2013, $80 million was included in current liabilities.

During the third quarters of 2013 and 2012, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2013 and 2012, management recorded an additional expense of $12 million and $3 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2014.

In the second and third quarters of 2012, settlements with various parties resulted in reductions in expense of approximately $15 million and $10 million, respectively.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at September 30, 2013, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $340 million to $610 million. However, BNSF believes that the $444 million recorded at September 30, 2013, is the best estimate of the Company’s future obligation for environmental costs.

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

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,
Net Cost	2013	2012
Service cost	$12	$10
Interest cost	22	25
Expected return on plan assets	(31)	(30)
Amortization of net loss	5	3
Net cost recognized	$8	$8

	Pension Benefits
	Nine Months Ended September 30,
Net Cost	2013	2012
Service cost	$35	$29
Interest cost	67	75
Expected return on plan assets	(93)	(89)
Amortization of net loss	13	8
Net cost recognized	$22	$23

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,
Net Cost	2013	2012
Interest cost	$3	$4
Amortization of prior service cost	(1)	—
Amortization of net loss	2	—
Net cost recognized	$4	$4

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Retiree Health and Welfare Benefits
	Nine Months Ended September 30,
Net Cost	2013	2012
Service Cost	$1	$1
Interest cost	9	10
Amortization of prior service cost	(1)	—
Amortization of net loss	4	1
Net cost recognized	$13	$12

The Company is not required to make contributions to the BNSF Retirement Plan in 2013; however, the Company made a discretionary contribution of $25 million in March 2013.

9.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the nine months ended September 30, 2013 and 2012, the Company declared and paid cash distributions of $2.9 billion and $2.75 billion, respectively, to its parent company. For the nine months ended September 30, 2013 and 2012, the Company made tax payments of $1,049 million and $681 million to Berkshire, and received a tax refund of $6 million and $0 million from Berkshire, respectively.

BNSF engages in various arm's-length transactions with affiliates in the ordinary course of business. The following tables summarize revenues earned by BNSF for services provided to affiliates and expenditures to affiliates (in millions):

	Three Months Ended September 30,
	2013	2012
Revenues	$40	$14
Expenditures	$5	$7

	Nine Months Ended September 30,
	2013	2012
Revenues	$106	$33
Expenditures	$15	$18

10.	Comprehensive Income

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

The following table provides the components of accumulated other comprehensive loss by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2012	$(241)	$(4)	$(245)
Other comprehensive income before reclassifications	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive loss	10	—	10
Balance at September 30, 2013	$(231)	$(6)	$(237)
a Amounts are net of tax.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Reclassifications out of Accumulated Other Comprehensive Loss

	Three Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$7	[b]
Prior service costs	(1)	[b]
	6	Total before tax
	(2)	Tax (expense)/benefit
Total reclassifications for the period	$4	Net of tax

	Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$17	[b]
Prior service costs	(1)	[b]
	16	Total before tax
	(6)	Tax (expense)/benefit
Total reclassifications for the period	$10	Net of tax
b This accumulated other comprehensive loss component is included in the computation of net periodic pension cost (see Note 8 for additional details).

11.	Accounting Pronouncements

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

The following narrative analysis of results of operations includes a comparative analysis of the nine months ended September 30, 2013 and 2012.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consumer Products	$5,179	$4,904	3,736	3,581
Industrial Products	4,237	3,681	1,403	1,255
Coal	3,736	3,611	1,666	1,623
Agricultural Products	2,548	2,726	708	761
Total Freight Revenues	15,700	14,922	7,513	7,220
Other Revenues	557	485
Total Operating Revenues	$16,257	$15,407

	Average Revenue Per Car / Unit
	Nine Months Ended September 30,
	2013	2012
Consumer Products	$1,386	$1,369
Industrial Products	3,020	2,933
Coal	2,242	2,225
Agricultural Products	3,599	3,582
Total Freight Revenues	$2,090	$2,067

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Nine Months Ended September 30,
	2013	2012
Total fuel expense [a]	$3,343	$3,286
BNSF fuel surcharges	$2,162	$2,080
a  Total fuel expense includes locomotive and non-locomotive fuel.

Nine Months Ended September 30, 2013 vs. the Nine Months Ended September 30, 2012

Revenues

Revenues for the nine months ended September 30, 2013, were $16,257 million, an increase of $850 million, or 6 percent as compared with the nine months ended September 30, 2012. The increase in revenues is due to the following changes in underlying trends in revenues:

▪	Average revenue per car / unit increased for all business units as a result of increased rate per car / unit.

In addition to an increase in average revenue per car / unit, the following changes in underlying trends in volumes also impacted the change in revenues:

▪	Consumer Products unit volumes increased primarily due to higher domestic intermodal volumes, as a result of highway conversion to rail.

▪	Industrial Products unit volumes increased primarily due to increased shipments of petroleum products, driven mainly by increased crude unit train loadings.

▪
Coal unit volumes increased primarily due to increased demand resulting from an increase in natural gas prices and reduced utility stockpiles, partially offset by impacts of weather including flooding on the network.

▪	Agricultural Products unit volumes decreased primarily due to lower grain exports, as a result of the extreme 2012 U.S. drought and strong global competition.

Expenses

Operating expenses for the nine months ended September 30, 2013, were $11,472 million, an increase of $437 million, or 4 percent, as compared with the nine months ended September 30, 2012. A significant portion of this increase is due to the following changes in underlying trends in expenses:

▪	Compensation and benefits expense increased primarily due to wage inflation and increased unit volumes, partially offset by initiatives.

▪	Materials and other expenses increased as a result of favorable prior year environmental and personal injury accrual adjustments and higher property taxes and material expense.

▪	There were no significant changes in the underlying trends for fuel, purchased services, depreciation and amortization and equipment rents expenses.

▪	Interest expense increased primarily due to a higher average debt balance.

▪
The effective tax rate was 37.0 percent and 37.5 percent for the nine months ended September 30, 2013 and 2012, respectively. The 2013 effective tax rate includes favorable state and federal adjustments.

Capital Commitments

As previously disclosed in the second quarter of 2013, BNSF anticipates that capital commitments for 2013 will be approximately $4.3 billion or $200 million higher than the Company's original plan. The increase is due to more expansion-related spending.

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
On June 21, 2012, the court certified the class sought by the plaintiffs. BNSF Railway and the other railroads appealed the class certification decision to the U.S. Court of Appeals.
On August 9, 2013, the U.S. Court of Appeals vacated the District Court's class certification decision and remanded the case to permit the District Court to reconsider its decision in light of the United States Supreme Court case of Comcast Corp. v. Behrend.  The Company continues to believe that these claims are without merit and continues to defend against the allegations vigorously. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Date:  November 1, 2013

S-1

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

Exhibit Index

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of sole member of Burlington Northern Santa Fe, LLC, dated April 8, 2010, amending and restating certain sections of the Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC dated as of February 12, 2010.	8-K	4/14/2010	001-11535	3.2

4.1	Thirteenth Supplemental Indenture, dated as of August 22, 2013, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2013	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF’s 3.850% Debentures due September 1, 2023 and 5.150% Debentures due September 1, 2043.	8-K	8/22/2013	001-11535	4.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from the Burlington Northern Santa Fe, LLC Form 10-Q for the nine months ended September 30, 2013, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (v) the Consolidated Statements of Changes in Equity as of September 30, 2013, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments defining the rights of the holders of long-term debt of the Company and of its subsidiaries, involving a total amount of indebtedness not in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
__________________
* Filed herewith

E-1