Form 10-K
period 2013-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2014-03-03
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
100% of the membership interests of Burlington Northern Santa Fe, LLC outstanding as of February 28, 2014 is held by National Indemnity Company, a wholly-owned subsidiary of Berkshire Hathaway Inc.
DOCUMENTS INCORPORATED BY REFERENCE
None
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

i

ii

Part I

Item 1. Business

Burlington Northern Santa Fe Corporation was incorporated in the State of Delaware on December 16, 1994. On February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger (Merger) of a Berkshire wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation with the surviving entity renamed Burlington Northern Santa Fe, LLC (BNSF). Further information about the Merger is incorporated by reference from Note 1 to the Consolidated Financial Statements.

BNSF is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. At December 31, 2013, BNSF and its subsidiaries had more than 43,000 employees. The rail operations of BNSF Railway Company (BNSF Railway), the Company's principal operating subsidiary, comprise one of the largest railroad systems in North America.

BNSF’s internet address is www.bnsf.com. Through this internet website (under the “About BNSF/Financial Information” link), BNSF makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as all amendments to these reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). BNSF makes available on its website other previously filed SEC reports, registration statements and exhibits via a link to the SEC’s website at www.sec.gov. The Code of Conduct for officers and salaried employees is also made available on the Company’s website.

Further discussion of the Company’s business, including equipment and its business sectors, is incorporated by reference from Item 2, “Properties.”

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
Changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws or regulation of carbon dioxide emissions could reduce the demand for coal and revenues from the coal transportation services provided by BNSF Railway. Also, changes in environmental laws and other laws and regulations could reduce the demand for drilling products and products produced by drilling. United States and foreign government agriculture tariffs or subsidies could affect the demand for grain. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas, including rates, services and access to facilities could adversely impact the Company’s ability to determine prices for rail services and significantly affect the revenues, costs and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, a reduction in profitability could hinder the Company’s ability to maintain, improve or expand its rail network, facilities and equipment. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues.

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
The Company’s operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on carbon dioxide emissions could result in significant capital expenditures to comply with these regulations with respect to BNSF Railway’s locomotives, equipment, vehicles and machinery and its yards and intermodal facilities and the cranes and trucks serving those facilities. Emission regulations could also adversely affect fuel efficiency and increase operating costs. Delays, litigation, local concerns and difficulty in obtaining approvals for projects requiring federal, state or local equivalent permitting could inhibit the Company’s ability to build strategic facilities and rail infrastructure, which could adversely impact growth and operational efficiency. In addition, many land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company’s subsidiaries. Environmental liabilities have arisen and may continue to arise from claims asserted by adjacent landowners, other third parties in toxic tort litigation or as a result of environmental incidents. The Company’s subsidiaries have been and may continue to be subject to allegations or findings to the effect that they have violated, or are strictly liable under, these laws or regulations. The Company’s operating results, financial condition or liquidity could be adversely affected as a result of any of the foregoing, and it may be required to incur significant expenses to investigate and remediate environmental contamination. The Company may also incur fines, penalties and other sanctions to resolve any alleged violations of environmental law.

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
Challenging economic conditions may not only affect revenues due to reduced demand for many goods and commodities, but could result in payment delays, increased credit risk and possible bankruptcies of customers. The Company's business is capital-intensive and the Company may finance a portion of the building and maintenance of infrastructure as well as locomotives and other rail equipment. Economic slowdowns and related credit market disruptions may adversely affect the Company’s cost structure, its timely access to capital to meet financing needs and costs of its financings. The Company could also face increased counterparty risk to its cash investments. Adverse economic conditions could also affect the Company’s costs for insurance or its ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. Declines in the securities and credit markets could also affect the Company’s pension fund and railroad retirement tax rates, which in turn could increase funding requirements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America with approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and two Canadian provinces as of December 31, 2013. BNSF Railway owns approximately 23,000 route miles, including easements, and operates on approximately 9,500 route miles of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads' tracks.

As of December 31, 2013, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 51,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 10,500 miles operated under trackage rights.

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

As of December 31, 2013, BNSF Railway owned or held under non-cancelable leases exceeding one year approximately 7,000 locomotives and 74,000 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF incurs significant costs in repairing and maintaining the properties described above. In 2013, BNSF recorded approximately $2 billion in repairs and maintenance expense in the Consolidated Statements of Income.

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

Vancouver
Winnipeg
Seattle
Spokane
Havre
Minot
Portland
Fargo
Superior
Billings
Minneapolis
St. Paul
Gillette
Sioux Falls
Chicago
Alliance
Galesburg
Salt Lake City
Lincoln
Stockton
Oakland
Denver
Topeka
Kansas City
St. Louis
Springfield
Memphis
Los Angeles
Long Beach
San Bernardino
Winslow
Albuquerque
Belen
Amarillo
Oklahoma City
Birmingham
Atlanta
San Diego
Phoenix
Fort Worth
El Paso
New Orleans
Houston
SYSTEM MAP
BNSF RAILWAY
LEGEND
BNSF
UP/SP Trackage Rights
Haulage Agreement
Handling Carrier
0 50 100 200 Miles
0 50 100 200 300 Kilometers
© 2013 BNSF Railway
January 2014
Data From BNSF Engineering Systems GIS
Map Created by
BARTLETT & WEST

Consumer Products:
The Consumer Products’ freight business provided approximately 33 percent of freight revenues for the 12 months ended December 31, 2013, and consisted of the following business sectors: Domestic Intermodal (including Truckload/Intermodal Marketing Companies and Expedited Truckload/Less-than-Truckload/Parcel) International Intermodal and Automotive.

Industrial Products:
The Industrial Products’ freight business provided approximately 27 percent of freight revenues for the 12 months ended December 31, 2013, and consisted of the following five business areas: Construction Products, Petroleum Products, Building Products, Chemicals and Plastics Products and Food and Beverages.

Coal:
The transportation of coal contributed approximately 23 percent of freight revenues for the 12 months ended December 31, 2013, with more than 90 percent of all BNSF’s coal tons originating from the Powder River Basin of Wyoming and Montana.

Agricultural Products:
The transportation of Agricultural Products provided approximately 17 percent of freight revenues for the 12 months ended December 31, 2013. These products include wheat, corn, fertilizer, bulk foods, ethanol, soybeans, feeds, oil seeds and meals, barley, oats and rye, oils, flour and mill products, specialty grains, malt, and milo.

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

Based on weekly reporting by the Association of American Railroads, BNSF Railway’s share of the western United States rail traffic in 2013 was 49.5 percent.

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

On June 21, 2012, the District Court certified the class sought by the plaintiffs. BNSF Railway and the other three Class I railroads appealed the class-certification decision to the U.S. Court of Appeals.

On August 9, 2013, the U.S. Court of Appeals vacated the District Court's class-certification decision and remanded the case to permit the District Court to reconsider its decision in light of the United States Supreme Court case of Comcast Corp. v. Behrend. The Company continues to believe that these claims are without merit and continues to defend against the allegations vigorously. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the year ended December 31, 2013, and a comparative analysis of the year ended December 31, 2012.

Results of Operations

Revenues Summary
The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Consumer Products	$7,000	$6,602	5,033	4,769
Industrial Products	5,703	5,003	1,874	1,691
Coal	4,986	4,860	2,230	2,172
Agricultural Products	3,578	3,730	956	1,029
Total freight revenues	21,267	20,195	10,093	9,661
Other revenues	747	640
Total operating revenues	$22,014	$20,835

	Average Revenue Per Car / Unit
	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Consumer Products	$1,391	$1,384
Industrial Products	3,043	2,959
Coal	2,236	2,238
Agricultural Products	3,743	3,625
Total freight revenues	$2,107	$2,090

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Total fuel expense [a]	$4,503	$4,459
BNSF fuel surcharges	$2,912	$2,821
a  Total fuel expense includes locomotive and non-locomotive fuel.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Revenues
Revenues for the year ended December 31, 2013, were $22,014 million, an increase of $1,179 million, or 6 percent compared with the year ended December 31, 2012. The increase in revenues is due to the following changes in underlying trends in revenues:

•	Average revenue per car / unit increased primarily as a result of increased rate per car / unit.

In addition to an increase in average revenue per car / unit, the following changes in underlying trends in volumes also impacted the change in revenues:

•
Consumer Products unit volumes increased primarily due to higher domestic intermodal volumes as a result of highway conversion to rail and increased international intermodal volumes from new carrier conversions and higher export demand.

•	Industrial Products unit volumes increased primarily due to increased shipments of petroleum products, driven mainly by increased crude unit train loadings.

•
Coal unit volumes increased primarily due to increased demand resulting from an increase in natural gas prices and reduced utility stockpiles, partially offset by severe weather issues impacting service levels.

•	Agricultural Products unit volumes decreased primarily due to lower grain exports, as a result of the extreme 2012 U.S. drought and strong global competition.

Expense Table
The following table presents BNSF’s expense information (in millions):

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Compensation and benefits	$4,651	$4,505
Fuel	4,503	4,459
Purchased services	2,418	2,374
Depreciation and amortization	1,973	1,889
Equipment rents	822	810
Materials and other	980	786
Total operating expenses	$15,347	$14,823

Interest expense	$729	$623
Other expense, net	$10	$12
Income tax expense	$2,135	$2,005

Expenses
Operating expenses for the year ended December 31, 2013, were $15,347 million, an increase of $524 million, or 4 percent, as compared with the year ended December 31, 2012. A significant portion of this increase is due to the following changes in underlying trends in expenses:

•	Compensation and benefits expense increased primarily due to increased unit volumes and wage inflation.

•
Materials and other expense increased as a result of higher property taxes, crew transportation, lodging and other travel costs, derailment-related costs and locomotive material costs, partially offset by expense recorded in the prior year for an unfavorable arbitration ruling.

•	There were no significant changes in the underlying trends for fuel, purchased services, depreciation and amortization and equipment rents expenses.

•	Interest expense increased primarily due to a higher average debt balance.

•	The effective tax rate was 36.0 percent and 37.3 percent for the years ended December 31, 2013 and 2012, respectively. The 2013 effective tax rate includes favorable tax adjustments.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•
Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability and cost of capital; changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF’s supplier base, and effects due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, the impact of low natural gas prices on coal demand for electric power plants, changes in environmental laws and other laws and regulations that could affect the demand for drilling products and products produced by drilling, changes in fuel prices and other key materials, the impact of high barriers of entry for prospective new suppliers and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment.

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

•
Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; disruptions to BNSF’s technology network including computer systems and software, such as cybersecurity intrusions, misappropriation of assets or sensitive information, corruption of data or operational disruptions; as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF’s or other railroads’ operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Sensitivity
Historically, the Company has used derivative financial instruments to address market risk exposure to fluctuations in interest rates and the risk of volatility in its fuel cost; however, as of December 31, 2013, there are no outstanding derivative instruments.

At December 31, 2013, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position. Further information on fuel derivatives is incorporated by reference from Note 4 to the Consolidated Financial Statements.

Interest Rate Sensitivity
At December 31, 2013, the fair value of BNSF’s debt, excluding capital leases and unamortized gains on interest rate swaps, was $16,507 million.

The following table is an estimate of the impact to the fair value of total debt, excluding capital leases and unamortized gains on interest rate swaps, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2014, based on debt levels as of December 31, 2013:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
Total Debt

1-percent decrease	$1,752 million increase
1-percent increase	$1,477 million decrease

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

The following documents are filed as a part of this report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Burlington Northern Santa Fe, LLC

We have audited the accompanying consolidated balance sheets of Burlington Northern Santa Fe, LLC and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the periods ended December 31, 2013, 2012, and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Northern Santa Fe, LLC and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the periods ended December 31, 2013, 2012, and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
February 28, 2014

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Income
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Revenues	$22,014	$20,835	$19,548
Operating expenses:
Compensation and benefits	4,651	4,505	4,315
Fuel	4,503	4,459	4,267
Purchased services	2,418	2,374	2,218
Depreciation and amortization	1,973	1,889	1,807
Equipment rents	822	810	779
Materials and other	980	786	852
Total operating expenses	15,347	14,823	14,238
Operating income	6,667	6,012	5,310
Interest expense	729	623	560
Other expense, net	10	12	9
Income before income taxes	5,928	5,377	4,741
Income tax expense	2,135	2,005	1,769
Net income	$3,793	$3,372	$2,972

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net income	$3,793	$3,372	$2,972

Other comprehensive income:
Change in amortization of accumulated actuarial losses and prior service costs, net of tax expense of $305 million, tax benefit of $16 million and tax benefit of $125 million, respectively	492	(28)	(200)
Change in fuel hedge mark-to-market, net of tax benefit of $0 million, $7 million and $18 million, respectively	—	(11)	(30)
Change in accumulated other comprehensive income of equity method investees	(2)	(3)	—
Other comprehensive income (loss), net of tax	490	(42)	(230)
Total comprehensive income	$4,283	$3,330	$2,742

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Balance Sheets
In millions

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,225	$1,794
Accounts receivable, net	1,298	1,168
Materials and supplies	835	800
Current portion of deferred income taxes	358	341
Other current assets	87	78
Total current assets	4,803	4,181

Property and equipment, net of accumulated depreciation of $2,232 and $1,626, respectively	52,363	50,070
Goodwill	14,819	14,819
Intangible assets, net	821	1,128
Other assets	2,224	1,816
Total assets	$75,030	$72,014

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,206	$3,120
Long-term debt due within one year	645	453
Total current liabilities	3,851	3,573

Deferred income taxes	17,224	16,319
Long-term debt	16,361	14,080
Intangible liabilities, net	961	1,214
Casualty and environmental liabilities	677	750
Pension and retiree health and welfare liability	362	786
Other liabilities	982	963
Total liabilities	40,418	37,685
Commitments and contingencies (see Notes 4, 11 and 12)
Equity:
Member's equity	34,367	34,574
Accumulated other comprehensive income (loss)	245	(245)
Total equity	34,612	34,329
Total liabilities and equity	$75,030	$72,014

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Cash Flows
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Operating Activities
Net income	$3,793	$3,372	$2,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,973	1,889	1,807
Deferred income taxes	583	660	1,509
Long-term casualty and environmental liabilities, net	(98)	(190)	(43)
Contributions to qualified pension plan	(25)	(36)	(36)
Other, net	(88)	(314)	(249)
Changes in current assets and liabilities:
Accounts receivable, net	(130)	(6)	(219)
Materials and supplies	(35)	(61)	(87)
Other current assets	(6)	14	(15)
Accounts payable and other current liabilities	(205)	105	301
Net cash provided by operating activities	5,762	5,433	5,940

Investing Activities
Capital expenditures excluding equipment	(2,975)	(2,596)	(2,726)
Acquisition of equipment	(943)	(952)	(763)
Partnership investment	—	(130)	—
Other, net	55	(158)	33
Net cash used for investing activities	(3,863)	(3,836)	(3,456)

Financing Activities
Proceeds from issuance of long-term debt	3,000	2,500	1,500
Payments on long-term debt	(440)	(482)	(596)
Cash distributions	(4,000)	(3,750)	(3,500)
Other, net	(28)	(31)	(15)
Net cash used for financing activities	(1,468)	(1,763)	(2,611)
Increase (decrease) in cash and cash equivalents	431	(166)	(127)
Cash and cash equivalents:
Beginning of period	1,794	1,960	2,087
End of period	$2,225	$1,794	$1,960

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$772	$707	$666
Capital investments accrued but not yet paid	$224	$123	$190
Income taxes paid, net of refunds	$1,752	$1,194	$(13)
Non-cash asset financing	$—	$—	$1

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Changes in Equity
In millions

	Member's Equity	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2010	$35,480	$27	$35,507
Comprehensive income, net of tax	2,972	(230)	2,742
Cash distributions to Parent	(3,500)	—	(3,500)
Balance at December 31, 2011	34,952	(203)	34,749
Comprehensive income, net of tax	3,372	(42)	3,330
Cash distributions to Parent	(3,750)	—	(3,750)
Balance at December 31, 2012	34,574	(245)	34,329
Comprehensive income, net of tax	3,793	490	4,283
Cash distributions to Parent	(4,000)	—	(4,000)
Balance at December 31, 2013	$34,367	$245	$34,612

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe, LLC (BNSF or the Company) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF’s principal, wholly-owned subsidiary is BNSF Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America with approximately 32,500 route miles (excluding multiple main tracks, yard tracks and sidings) in 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 33 percent, 27 percent, 23 percent and 17 percent, respectively, of total freight revenues for the year ended December 31, 2013. These Consolidated Financial Statements include BNSF, BNSF Railway and other majority-owned subsidiaries, all of which are separate legal entities.

Burlington Northern Santa Fe Corporation was incorporated in the State of Delaware on December 16, 1994. On February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger (Merger) of a Berkshire wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation with the surviving entity renamed Burlington Northern Santa Fe, LLC. Berkshire’s cost of acquiring BNSF was pushed-down to establish a new accounting basis for BNSF beginning as of February 13, 2010. Earnings per share data is not presented because BNSF has no outstanding issued stock or membership interests to the public.

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

Property and equipment are stated at cost and are depreciated and amortized on a straight-line basis over their estimated useful lives. The Company uses the group method of depreciation in which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. The Company conducts studies of depreciation rates and the required accumulated depreciation balance as required by the Surface Transportation Board (STB), which is generally every three years for equipment property and every six years for track structure and other roadway property. These detailed studies form the basis for the Company's depreciation methods used in accordance with GAAP. There are no differences between assumptions used in determining average service lives between STB reporting and GAAP.

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

Rail Grinding Costs
BNSF uses the direct expense method of accounting for rail grinding costs, under which the Company expenses rail grinding costs as incurred.

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

BNSF is included in the U.S. consolidated federal income tax return of Berkshire. BNSF’s tax expense and liabilities have been computed on a stand alone basis, and substantially all of its current federal income taxes payable is remitted each quarter to Berkshire.

Stock-Based Compensation
The Company recognizes the compensation expense related to the cost of employee services received in exchange for Berkshire equity interests over the award’s vesting period based on the award’s fair value at the appropriate measurement date under authoritative accounting guidance.

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

Retrospective Adjustment
Certain prior year amounts in the Consolidated Balance Sheets have been retrospectively adjusted based on completion of the acquisition valuation results of two companies acquired in December 2012 by BNSF Logistics, LLC, a wholly-owned, third-party logistics company. See Note 8 to the Consolidated Financial Statements for further information related to goodwill and intangible assets and liabilities.

3. Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 (ASU 2013-02), Comprehensive Income (Topic 220), Reporting Amounts Reclassified Out of Comprehensive Income. This standard requires issuers to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This reclassification may be presented either on the face of the financial statements where net income is presented or in the notes. ASU 2013-02 is effective prospectively for the Company for the period beginning January 1, 2013. The Company has included the appropriate disclosures related to other comprehensive loss reclassifications in accordance with ASU 2013-02 in Note 16.

In January 2014, the FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects. This standard permits an entity to elect the proportional amortization method of accounting for limited liability investments in qualified affordable housing projects if certain criteria are met. Under the proportional amortization method, the investment is amortized in proportion to the tax benefits received and the net is reported as a component of income tax expense. ASU 2014-01 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted. If elected, the proportional amortization method is required to be applied retrospectively. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

4. Derivative Activities

Fuel
Fuel costs represented 29 percent, 30 percent and 30 percent of total operating expenses during the years ended December 31, 2013, 2012 and 2011, respectively. The Company may enter into fuel hedge instruments from time to time; however, the Company had no unexpired hedge positions as of December 31, 2013 and 2012.

Derivative Activities
The Company had formally documented the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation included linking the derivatives that were designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assessed at the time a derivative contract was entered into, and at least quarterly thereafter, whether the derivative item was effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by authoritative accounting guidance related to derivatives and hedging, was recognized in current period earnings. For derivative instruments that were designated and qualified as cash flow hedges, the effective portion of the gain or loss on the derivative instrument was recorded in accumulated other comprehensive income (AOCI) as a separate component of equity and reclassified into earnings in the period during which the hedge transaction affected earnings. Cash flows related to fuel derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

The effects of derivative instrument gains and losses for the years ended December 31, 2013, 2012 and 2011, were as follows (in millions):

Derivatives in ASC 815-20 Cash Flow Hedging Relationships
	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)
	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Fuel Contracts	$—	$7	$50
Total derivatives	$—	$7	$50

		Amount of Gain Recognized from AOCI into Income (Effective Portion)
	Location of Gain Recognized from AOCI into Income	Year Ended	Year Ended	Year Ended
		December 31, 2013	December 31, 2012	December 31, 2011
Fuel Contracts	Fuel expense	$—	$25	$98
Total derivatives		$—	$25	$98

		Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
	Location of Loss Recognized in Income on Derivatives	Year Ended	Year Ended	Year Ended
		December 31, 2013	December 31, 2012	December 31, 2011
Fuel Contracts	Fuel expense	$—	$(3)	$(16)
Total derivatives		$—	$(3)	$(16)
a  No portion of the loss was excluded from the assessment of hedge effectiveness for the periods then ended.

5. Income Taxes

Income tax expense was as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Current:
Federal	$1,346	$1,204	$220
State	206	141	40
Total current	1,552	1,345	260
Deferred:
Federal	609	591	1,375
State	(26)	69	134
Total deferred	583	660	1,509
Total	$2,135	$2,005	$1,769

Reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.0	2.5	2.4
Other, net	(1.0)	(0.2)	(0.1)
Effective tax rate	36.0%	37.3%	37.3%

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2013	December 31, 2012
Deferred tax liabilities:
Property and equipment	$(17,727)	$(17,330)
Hedging	(11)	(10)
Pension and retiree health and welfare benefits	(13)	—
Other	(347)	(336)
Total deferred tax liabilities	(18,098)	(17,676)
Deferred tax assets:
Compensation and benefits	371	358
Casualty and environmental	273	303
Intangible assets and liabilities	190	275
Long-term debt fair value adjustment under acquisition method accounting	141	173
Pension and retiree health and welfare benefits	—	332
Other	257	257
Total deferred tax assets	1,232	1,698
Net deferred tax liability	$(16,866)	$(15,978)

Non-current deferred income tax liability	$(17,224)	$(16,319)
Current portion of deferred income taxes	358	341
Net deferred tax liability	$(16,866)	$(15,978)
BNSF is included in the consolidated U.S. federal income tax return of Berkshire. BNSF’s tax expense and liabilities have been computed on a stand alone basis, and substantially all of its currently payable income taxes are remitted each quarter to Berkshire. See Note 14 to the Consolidated Financial Statements for information related to income taxes paid to Berkshire during 2013.

All U.S. federal income tax returns of BNSF are closed through the tax period ending February 12, 2010. BNSF is currently under examination for the period February 13 - December 31, 2010 and the year 2011.

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

Uncertain Tax Positions
The amount of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 was $56 million, $48 million, and $110 million, respectively. The amount of unrecognized tax benefits at December 31, 2013, that would affect the Company’s effective tax rate if recognized was $38 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Beginning balance	$48	$110	$112
Additions for tax positions related to current year	16	12	47
Additions (reductions) for tax positions taken in prior years	1	(2)	(40)
Additions (reductions) for tax positions as a result of:
Settlements	1	(53)	8
Lapse of statute of limitations	(10)	(19)	(17)
Ending balance	$56	$48	$110

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations, the financial position or the cash flows of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. The Company had recorded a liability of approximately $6 million and $7 million for interest and penalties for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company recognized a reduction of approximately $1 million, $8 million and $4 million in interest and penalty expense, respectively.

6. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At December 31, 2013 and 2012, $54 million and $48 million, respectively, of such allowances had been recorded.

At December 31, 2013 and 2012, $50 million and $36 million, respectively, of accounts receivable were greater than 90 days old.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the corresponding ranges of estimated useful lives were as follows:

			2013
	December 31, 2013	December 31, 2012	Range of Estimated Useful Life
Land for transportation purposes	$5,973	$5,950	—
Track structure	18,207	17,319	15 – 50 years
Other roadway	21,891	20,936	5 – 100 years
Locomotives	5,241	4,505	5 – 33 years
Freight cars and other equipment	2,053	1,744	8 – 37 years
Computer hardware, software and other	257	279	5 – 9 years
Construction in progress	973	963	—
Total cost	54,595	51,696
Less accumulated depreciation and amortization	(2,232)	(1,626)
Property and equipment, net	$52,363	$50,070

The Consolidated Balance Sheets at December 31, 2013 and 2012, included $910 million, net of $366 million of amortization, and $1,001 million, net of $269 million of amortization, respectively, for property and equipment under capital leases, primarily for rolling stock.

The Company capitalized $29 million, $24 million and $20 million of interest for the years ended December 31, 2013, 2012 and 2011, respectively.

8. Goodwill and Other Intangible Assets and Liabilities

During the years ended December 31, 2013, 2012 and 2011, no impairment losses related to goodwill were incurred. As of December 31, 2013 and 2012, there were no accumulated impairment losses related to goodwill.

The changes in the carrying amount of goodwill were as follows (in millions):

	December 31, 2013	December 31, 2012	December 31, 2012
		(As Adjusted)	(As Reported)
Beginning balance	$14,819	$14,803	$14,803
Additions	—	33	33
Acquisition valuation	—	(17)	—
Ending balance	$14,819	$14,819	$14,836
In December 2012, BNSF Logistics, LLC, made an immaterial acquisition of two companies. During the fourth quarter of 2013, the Company completed the acquisition valuation which resulted in a reduction of the December 31, 2012 goodwill carrying value. The reduction to goodwill was offset by an increase of $14 million and $1 million to the provisional values of intangible assets and other current assets, respectively, and a decrease of $2 million to the provisional values of accounts payable and other current liabilities.

Intangible assets and liabilities were as follows (in millions):

	As of December 31, 2013		As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$2,030	$1,209	$2,027	$899
Intangible liabilities	$2,056	$1,095	$2,056	$842
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

Amortization of intangible assets and liabilities was as follows (in millions):

	December 31, 2013	December 31, 2012
Amortization of intangible assets	$310	$306
Amortization of intangible liabilities	$253	$282

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
2014	$310	$179
2015	$56	$115
2016	$33	$101
2017	$33	$96
2018	$31	$90

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

As of December 31, 2013, the assets of the unconsolidated Partnership totaled approximately $410 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of December 31, 2013 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitment classified as Other Liabilities	Maximum exposure to loss
$376	$18	$376

The remaining commitment of $18 million is expected to be paid in 2014.

10. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31, 2013	December 31, 2012
Compensation and benefits payable	$821	$673
Accounts payable	311	310
Property and income tax liabilities	290	541
Accrued interest	243	208
Rents and leases	161	168
Customer incentives	151	155
Casualty and environmental liabilities	145	170
Other	1,084	895
Total	$3,206	$3,120

11. Debt

Debt outstanding was as follows (in millions):

	December 31, 2013 [a]		December 31, 2012 [a]
Notes and debentures, due 2014 to 2097	$15,344	5.2%	$12,600	5.4%
Equipment obligations, due 2014 to 2027	122	5.7	153	5.9
Capitalized lease obligations, due 2014 to 2028	854	6.0	971	6.0
Mortgage bonds, due 2014 to 2047	82	4.5	85	4.7
Financing obligations, due 2014 to 2028	266	6.3	296	6.2
Unamortized fair value adjustment under acquisition method accounting, discount and other, net	338		428
Total	17,006		14,533
Less current portion of long-term debt	(645)	6.8%	(453)	5.1%
Long-term debt	$16,361		$14,080
a  Amounts represent debt outstanding and weighted average effective interest rates for 2013 and 2012, respectively. Maturities are as of December 31, 2013.

There were no outstanding interest rate hedges at December 31, 2013 and 2012.

As of December 31, 2013, certain BNSF Railway properties and other assets were subject to liens securing $82 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of December 31, 2013, the Company was in compliance with these covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

The fair value of BNSF’s long-term debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs). Capital leases, interest rate hedges and unamortized gains on interest rate swaps have been excluded from the calculation of fair value for both 2013 and 2012.

The following table provides fair value information for the Company’s debt obligations including principal cash flows, related weighted average interest rates by contractual maturity dates and fair value. The Company had no outstanding variable rate debt at December 31, 2013.

	December 31, 2013
	Maturity Date						Total Including Capital Leases	Total Excluding Capital Leases [a,b]	Fair Value Excluding Capital Leases [b]
	2014	2015	2016	2017	2018	Thereafter
Fixed-rate debt (in millions)	$645	$363	$383	$715	$720	$14,180	$17,006	$16,066	$16,507
Average interest rate	6.8%	5.2%	6.6%	5.7%	5.8%	5.1%	5.3%
a Amount also excludes unamortized fair value adjustment under acquisition method accounting related to capital leases.
b Amount also excludes unamortized gains on interest rate swaps.

As of December 31, 2012, the fair value excluding capital leases and unamortized gains on interest rate swaps of fixed-rate debt was $15,291 million.

Notes and Debentures
2013
BNSF filed a new automatic shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities which became effective as of its filing on May 10, 2013. The automatic shelf will remain effective for three years.

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

In January and July 2013, the Board of Managers (the Board) of the Company authorized an additional $1 billion and $3 billion, respectively, of debt securities that may be issued pursuant to the debt shelf registration statement filed with the SEC. As of December 31, 2013, $1.75 billion remained authorized by the Board to be issued through the SEC debt shelf offering process.

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

Capital Leases
BNSF Railway did not enter into any material capital leases during 2013, 2012 or 2011.

Guarantees
As of December 31, 2013, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2013, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount	[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$—		Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/A	[d]	N/A	[d]	N/A	[d]	4	$6	[c]
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

Variable Interest Entities - Leases
BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $4 billion as of December 31, 2013. The future minimum lease payments are included in future operating lease payments disclosed in Note 12.

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

12. Commitments and Contingencies

Lease Commitments
BNSF has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2013, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases	[a]
2014	$146	$569
2015	113	536
2016	201	521
2017	76	463
2018	73	409
Thereafter	500	2,101
Total	1,109	$4,599
Less amount representing interest	(255)
Present value of minimum lease payments	$854
a Excludes leases having non-cancelable lease terms of less than one year and per diem leases.

Lease rental expense for all operating leases, excluding per diem leases, was $594 million, $629 million and $591 million for the years ended December 31, 2013, 2012 and 2011, respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rentals were not significant.

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

During the third quarters of 2013, 2012 and 2011, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In 2013 and 2011, management determined that the liability remained appropriate and no change was recorded. In 2012, management recorded a decrease in expense of $15 million due primarily to favorable settlements. The Company plans to update its study again in the third quarter of 2014.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Beginning balance	$462	$540	$575
Accruals	21	58	77
Payments	(96)	(136)	(112)
Ending balance	$387	$462	$540

At December 31, 2013 and 2012, $85 million and $105 million were included in current liabilities, respectively. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $340 million to $455 million. However, BNSF believes that the $387 million recorded at December 31, 2013, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company
The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in time deposits and money market accounts. At December 31, 2013, there was approximately $480 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $485 million at December 31, 2012.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 244 sites, including 16 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of both December 31, 2013 and 2012, was $13 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Beginning balance	$458	$570	$578
Accruals	19	(17)	43
Payments	(42)	(95)	(51)
Ending balance	$435	$458	$570

At December 31, 2013 and 2012, $60 million and $65 million, respectively, was included in current liabilities.

During the third quarters of 2013, 2012 and 2011, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2013, 2012 and 2011, management recorded additional expense of $12 million, $3 million and $29 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2014.

In 2012, settlements with various parties resulted in reductions in expense of approximately $30 million.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2013, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $330 million to $600 million. However, BNSF believes that the $435 million recorded at December 31, 2013, is the best estimate of the Company’s future obligation for environmental costs.

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

Components of the net cost for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Service cost	$47	$39	$32
Interest cost	89	100	102
Expected return on plan assets	(124)	(118)	(120)
Amortization of net loss	17	10	—
Settlements	(1)	—	1
Net cost recognized	$28	$31	$15

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Service cost	$1	$1	$1
Interest cost	12	13	14
Amortization of prior service credits	(1)	—	—
Amortization of net loss	5	1	—
Net cost recognized	$17	$15	$15

The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following table shows the change in projected benefit obligation (in millions):

	Pension Benefits
Change in Benefit Obligation	December 31, 2013	December 31, 2012
Projected benefit obligation at beginning of period	$2,517	$2,324
Service cost	47	39
Interest cost	89	100
Actuarial (gain) loss	(234)	212
Plan amendment	(7)	—
Benefits paid	(176)	(141)
Administrative expenses	(1)	(1)
Settlements	(15)	(16)
Projected benefit obligation at end of period	2,220	2,517
Component representing future salary increases	(106)	(130)
Accumulated benefit obligation at end of period	$2,114	$2,387

	Retiree Health and Welfare Benefits
Change in Benefit Obligation	December 31, 2013	December 31, 2012
Projected benefit obligation at beginning of period	$314	$293
Service cost	1	1
Interest cost	12	13
Plan participants’ contributions	3	5
Actuarial (gain) loss	(29)	31
Plan amendment	—	(5)
Prior service credits	(7)	—
Medicare subsidy	—	2
Benefits paid	(22)	(26)
Projected benefit obligation at end of period	$272	$314

BNSF’s pension plans had plan assets in excess of accumulated and projected benefit obligations at December 31, 2013 and accumulated and projected benefit obligations in excess of plan assets at December 31, 2012.

The following tables show the change in plan assets of the plans (in millions):

	Pension Benefits
Change in Plan Assets	December 31, 2013	December 31, 2012
Fair value of plan assets at beginning of period	$2,014	$1,817
Actual return on plan assets	625	302
Employer contributions[a]	43	53
Benefits paid	(176)	(141)
Administrative expenses	(1)	(1)
Settlements	(15)	(16)
Fair value of plan assets at measurement date	$2,490	$2,014
a  Other than contributions to the qualified pension plan, employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

	Retiree Health and Welfare Benefits
Change in Plan Assets	December 31, 2013	December 31, 2012
Fair value of plan assets at beginning of period	$—	$—
Employer contributions[a]	19	21
Plan participants’ contributions	3	5
Benefits paid	(22)	(26)
Fair value of plan assets at measurement date	$—	$—
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status, defined as plan assets less the projected benefit obligation (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Funded status (plan assets less projected benefit obligations)	$270	$(503)	$(272)	$(314)

Of the combined pension and retiree health and welfare benefits liability of $2 million and $817 million recognized as of December 31, 2013 and 2012, respectively, $30 million and $31 million was included in other current liabilities as of December 31, 2013 and 2012, respectively.

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to AOCI. The following table shows the pre-tax change in AOCI attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits
	Year Ended	Year Ended	Year Ended
Change in AOCI	December 31, 2013	December 31, 2012	December 31, 2011
Beginning balance	$330	$311	$2
Amortization of actuarial loss	(17)	(10)	—
Plan amendment	(7)	—	—
Actuarial (gain) loss	(734)	29	310
Settlements	1	—	(1)
Ending balance	$(427)	$330	$311

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
Change in AOCI	December 31, 2013	December 31, 2012	December 31, 2011
Beginning balance	$60	$35	$19
Amortization of actuarial loss	(5)	(1)	—
Amortization of prior service credits	1	—	—
Plan amendment	—	(5)	—
Prior service credits	(7)	—	—
Actuarial (gain) loss	(29)	31	16
Ending balance	$20	$60	$35

Less than $1 million, net of tax, of the actuarial losses and prior service credits from defined benefit pension plans and approximately $1 million, net of tax, and $2 million, net of tax, of the actuarial losses and prior service credits, respectively, from retiree health and welfare benefit plans in AOCI are required to be amortized into net periodic benefit cost over the next fiscal year. Pre-tax amounts currently recognized in AOCI consist of the following (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2013	2012	2013	2012
Net actuarial (gain) loss	$(420)	$331	$31	$65
Plan amendment	(7)	—	(5)	(5)
Prior service costs	—	—	(6)	—
Settlements	—	(1)	—	—
Pre-tax amount recognized in AOCI at December 31,	$(427)	$330	$20	$60
After-tax amount recognized in AOCI at December 31,	$(263)	$204	$12	$37

The assumptions used in accounting for the BNSF plans were as follows:

	Pension Benefits
	Year Ended	Year Ended	Year Ended
Assumptions Used to Determine Net Cost	December 31, 2013	December 31, 2012	December 31, 2011
Discount rate	3.75%	4.50%	5.25%
Expected long-term rate of return on plan assets	6.75%	6.75%	7.50%
Rate of compensation increase	3.80%	3.80%	3.80%

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
Assumptions Used to Determine Net Cost	December 31, 2013	December 31, 2012	December 31, 2011
Discount rate	3.75%	4.50%	5.25%
Rate of compensation increase	3.80%	3.80%	3.80%

	Pension Benefits		Retiree Health and Welfare Benefits
Assumptions Used to Determine Benefit Obligations	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Discount rate	4.50%	3.75%	4.50%	3.75%
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

BNSF determined the discount rate based on a yield curve that utilizes year-end market yields of high-quality corporate bonds whose maturities match expected payments. The discount rate used for the 2014 calculation of net benefit cost increased to 4.50 percent for both pension and retiree health and welfare benefits, which reflects market conditions at the December 31, 2013, measurement date.

Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations, while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities. The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Generally, past investment returns are not given significant consideration when establishing assumptions for expected long-term rates of returns on plan assets. Actual experience will differ from the assumed rates. The expected rate of return on plan assets was 6.75 percent for 2013 and will be 6.75 percent for 2014. During 2012, BNSF changed the investment management of the BNSF Retirement Plan to an affiliated company.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and rate of return on plan assets:

Sensitivity Analysis
	Change in Net Benefit Cost
Hypothetical Discount Rate Change	Pension			Retiree Health and Welfare
50 basis point decrease	Less than $1 million		decrease	$1	million	increase
50 basis point increase	Less than $1 million		increase	$1	million	decrease
Hypothetical Rate of Return on Plan Assets Change	Pension
50 basis point decrease	$10	million	increase
50 basis point increase	$10	million	decrease

The following table presents assumed health care cost trend rates:

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Assumed health care cost trend rate for next year (participants under 65)	8.20%	8.40%	8.70%
Assumed health care cost trend rate for next year (participants over 65)[a]	3.00%	3.00%	8.70%
Rate to which health care cost trend rate is expected to decline and remain[b]	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate[b]	2028	2028	2028
a Effective January 1, 2013, Medicare-eligible retirees who are enrolled in the retiree medical program received a contribution to a Health Reimbursement Account, which can be used to reimburse plan participants for health insurance premiums and to pay eligible out-of-pocket expenses.
b For the years ended December 31, 2013 and 2012, the ultimate trend rate only applies to participants under 65.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$19	$(16)

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

The following table summarizes the investments of BNSF’s funded pension plans as of December 31, 2013, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2013	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
U.S. equity securities[b]	$2,240	$2,240	$—	$—
Corporate debt securities	16	—	16	—
Registered investment companies	60	60	—	—
U.S. government debt securities	10	—	10	—
Real estate	—	—	—	—
Collateralized obligations and mortgage backed securities (MBS)	2	—	2	—
Cash and cash equivalents	162	—	162	—
Total[c]	$2,490	$2,300	$190	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2013, four U.S. equity securities each exceeded 10 percent of total plan assets.  These investments represent approximately 62 percent of total plan assets.
c Excludes less than $1 million accrued for dividend and interest receivable.

The table below sets forth a summary of changes in the fair value of Level 3 assets held by BNSF's funded pension plans for the year ended December 31, 2013 (in millions):

Level 3 Inputs	Total	Real Estate
Balance as of December 31, 2012	$32	$32
Purchases, sales and settlements	(32)	(32)
Balance as of December 31, 2013	$—	$—

Comparative Prior Year Information
The following table summarizes the investments of BNSF’s funded pension plans as of December 31, 2012, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2012	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
U.S. equity securities [b]	$1,364	$1,364	$—	$—
Corporate debt securities	13	—	13	—
Registered investment companies	54	54	—	—
U.S. government debt securities	13	—	13	—
Real estate	32	—	—	32
Collateralized obligations and mortgage backed securities (MBS)	1	—	1	—
Cash and cash equivalents	536	—	536	—
Total [c]	$2,013	$1,418	$563	$32
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2012, three U.S. equity securities each exceeded 10 percent of total plan assets.  These investments represented approximately 45 percent of total plan assets.
c Excludes $1 million accrued for dividend and interest receivable.

The table below sets forth a summary of changes in the fair value of Level 3 assets held by BNSF’s funded pension plans for the year ended December 31, 2012 (in millions):

Level 3 Inputs	Total	U.S. Government Debt Securities	Real Estate
Balance as of December 31, 2011	$130	$1	$129
Actual return on plan assets:
Relating to assets still held at reporting date	1	—	1
Relating to assets sold during the period	3	—	3
Purchases, sales and settlements	(102)	(1)	(101)
Balance as of December 31, 2012	$32	$—	$32

The Company is not required to make contributions to the BNSF Retirement Plan in 2014. The Company is required to make contributions of $7 million to its other funded pension plans. The Company expects to make benefit payments in 2014 of $9 million from its unfunded non-qualified pension plan.

The following table shows expected benefit payments from its defined benefit pension plans and expected claim payments for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments	[a]	Expected Retiree Health and Welfare Payments
2014	$166		$22
2015	$156		$22
2016	$156		$21
2017	$156		$21
2018	$153		$20
2019-2023	$719		$92
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Defined Contribution Plans
BNSF sponsors qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matched 50 percent of the first six percent of non-union employees’ contributions and matched 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Non-union employees are also eligible to receive an annual discretionary matching contribution of up to 30 percent of the first six percent of their contributions. Employer contributions are subject to a five-year length of service vesting schedule. BNSF’s 401(k) matching expense was $34 million, $32 million and $31 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Effective January 1, 2014, BNSF will increase its match of the first six percent of non-union employees' contributions from 50 percent to 75 percent. The increased match replaces the discretionary matching contribution of up to 30 percent discussed above.

Other
Under collective bargaining agreements, BNSF participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $65 million, $71 million and $73 million during the years ended December 31, 2013, 2012 and 2011, respectively. The average number of employees covered under these plans were 37 thousand, 36 thousand and 35 thousand during the years ended December 31, 2013, 2012 and 2011, respectively.

14. Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the year ended December 31, 2013 and 2012, the Company declared and paid distributions of $4 billion and $3.75 billion, respectively, to its parent company. For the year ended December 31, 2013 and 2012, the Company received tax refunds of $8 million and $0 million, respectively, from Berkshire, and made cash payments of $1,560 million and $1,033 million, respectively, for income taxes to Berkshire.

BNSF engages in various arm's-length transactions with affiliates in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to affiliates and expenditures to affiliates (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Revenues	$150	$50	$41
Expenditures	$20	$23	$15

15. Stock-Based Compensation

Prior to the Merger, BNSF shareholders approved the Burlington Northern Santa Fe 1999 Stock Incentive Plan and subsequent amendments which authorized BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock.

Following the Merger, no further grants of BNSF stock were made under the BNSF stock-based compensation plans and each outstanding stock option or share award of BNSF common stock was converted into an option or restricted stock unit of Berkshire Class B Common Stock, in accordance with a formula to convert such awards.

Certain outstanding option awards provided for a reload feature if the eligible employee paid all or a portion of the purchase price with Berkshire stock. In that event, the employee was issued new options to purchase additional shares of Berkshire Class B Common Stock equal to the number of shares of stock surrendered in such payment.

Stock Options
All stock options granted in the period presented relate to reload grants. No remaining options at December 31, 2013 provide for a reload feature. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the status of stock options is presented below (options in thousands, aggregate intrinsic value in millions):

	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2012	6,931	$59.00	4.47	$213
Granted	1	114.75
Exercised	(1,482)	56.15
Balance at December 31, 2013	5,450	$59.78	3.77	$320
Options exercisable at December 31, 2013	5,449	$59.77	3.77	$320

The total intrinsic value of options exercised was $75 million, $95 million and $55 million during the years ended December 31, 2013, 2012 and 2011, respectively.

16. Accumulated Other Comprehensive Income

The following table provides the changes of accumulated other comprehensive (loss) income by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2012	$(241)	$(4)	$(245)
Other comprehensive income before reclassifications	478	(2)	476
Amounts reclassified from accumulated other comprehensive income	14	—	14
Balance at December 31, 2013	$251	$(6)	$245
a Amounts are net of tax. See Note 13 for additional details.

Reclassifications out of Accumulated Other Comprehensive Income
	Year Ended
Details about Accumulated Other Comprehensive Income Components	December 31, 2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$22	[b]
Prior service costs	(1)	[b]
	21	Total before tax
	(7)	Tax expense/(benefit)
Total reclassifications for the period	$14	Net of tax
b This accumulated other comprehensive loss component is included in the computation of net periodic pension and retiree health and welfare cost (see Note 13 for additional details).

17. Quarterly Financial Data—Unaudited

Dollars in millions

2013	Fourth	Third	Second	First
Revenues	$5,757	$5,651	$5,322	$5,284
Operating income	$1,882	$1,740	$1,577	$1,468
Net income	$1,122	$989	$884	$798

2012	Fourth	Third	Second	First
Revenues	$5,428	$5,343	$5,062	$5,002
Operating income	$1,640	$1,669	$1,438	$1,265
Net income	$932	$937	$802	$701

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

Management assessed the effectiveness of BNSF’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on management’s assessment, management concluded that as of December 31, 2013, BNSF’s internal control over financial reporting was effective based on those criteria.

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

None.

Part III

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
The following table presents the fees incurred by BNSF, including its majority-owned subsidiaries, for services provided by Deloitte & Touche LLP, the independent registered public accounting firm, for the twelve months ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Audit fees	$2,200	$2,045
Audit-related fees	—	97
Tax fees	—	—
All other fees	15	—
Total	$2,215	$2,142

Audit Fees
Audit fees consist of professional services for audits of financial statements, quarterly reviews, internal control reviews, comfort letters provided in conjunction with the issuance of debt, and agreed-upon procedures performed on the Annual Report R-1 filed by BNSF Railway with the Surface Transportation Board.

Audit-Related Fees
Audit-related fees consist of professional services for consultation on accounting standards and transactions and agreed-upon procedures.

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit and tax planning for specific transactions or potential transactions of the Company. No tax fees were billed in 2013.

All Other Fees
All other fees consist of subscription-related fees.

Pre-Approval Policies and Procedures
The Registrant is an indirect, wholly-owned subsidiary of Berkshire Hathaway Inc. and does not have an audit committee. During 2013 and 2012, the Audit Committee of Berkshire Hathaway Inc. pre-approved all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

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

Burlington Northern Santa Fe, LLC
		By:	/s/ Matthew K. Rose
Dated:	February 28, 2014		Matthew K. Rose Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe, LLC and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose	Chairman and Chief Executive Officer
Matthew K. Rose	(Principal Executive Officer), and Manager

/s/ Carl R. Ice	President and Chief Operating Officer
Carl R. Ice	(Principal Executive Officer), and Manager

/s/ Julie A. Piggott	Executive Vice President and Chief Financial Officer
Julie A. Piggott	(Principal Financial Officer), and Manager

/s/ Jon I. Stevens	Vice President and Controller
Jon I. Stevens	(Principal Accounting Officer)

/s/ Stevan B. Bobb	Manager
Stevan B. Bobb

/s/ Warren E. Buffett*	Manager
Warren E. Buffett

/s/ Gregory C. Fox	Manager
Gregory C. Fox

/s/ Marc D. Hamburg*	Manager
Marc D. Hamburg

/s/ Roger Nober	Manager
Roger Nober

		*By:	/s/ Judy K. Carter
Dated:	February 28, 2014		Judy K. Carter Secretary

S-1

Burlington Northern Santa Fe, LLC and Subsidiaries
Exhibit Index

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
	2.1	Agreement and Plan of Merger by and among Berkshire Hathaway Inc., R Acquisition Company, LLC, and Burlington Northern Santa Fe Corporation, dated November 2, 2009. Ø	8-K	11/3/2009	1-11535	2.1
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	1-11535	3.1
	3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010.	8-K	2/16/2010	1-11535	3.4
	3.3	Written Consent of the Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Operating Agreement.	8-K	4/8/2010	1-11535	3.1
(4)	Instruments defining the rights of security holders, including indentures
	4.1	Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee.	S-3	2/8/1999	333-72013	4
	4.2	Form of BNSF’s 6 3/4% Debentures Due March 15, 2029.	10-K	3/31/1999	1-11535	4.3
	4.3	Form of BNSF’s 6.70% Debentures Due August 1, 2028.	10-K	3/31/1999	1-11535	4.4
	4.4	Form of BNSF’s 8.125% Debentures Due April 15, 2020.	10-K	2/12/2001	1-11535	4.6
	4.5	Form of BNSF’s 7.95% Debentures Due August 15, 2030.	10-K	2/12/2001	1-11535	4.7
	4.6	Officers’ Certificate of Determination as to the terms of BNSF’s 4.875% Notes Due January 15, 2015, including Exhibit A thereto, the form of the Notes.	8-K	12/9/2004	1-11535	4.1
	4.7	Indenture, dated as of December 8, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	S-3 ASR	12/8/2005	333-130214	4.1
	4.8	Certificate of Trust of BNSF Funding Trust I, executed and filed by U.S. Bank Trust National Association, Linda Hurt and James Gallegos, as Trustees.	S-3 ASR	12/8/2005	333-130214	4.3
	4.9	Amended and Restated Declaration of Trust of BNSF Funding Trust I, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.4
	4.10	Guarantee Agreement between BNSF and U.S. Bank Trust National Association, as Guarantee Trustee, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.5
	4.11	First Supplemental Indenture, dated as of December 15, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	8-K	12/15/2005	1-11535	4.6
	4.12	Agreement as to Expenses and Liabilities dated as of December 15, 2005, between BNSF and BNSF Funding Trust I.	8-K	12/15/2005	1-11535	4.4 (Exhibit C)
	4.13	Form of BNSF Funding Trust I’s 6.613% Trust Preferred Securities.	8-K	12/15/2005	1-11535	4.4 (Exhibit D)
	4.14	Officer’s Certificate of Determination as to the terms of BNSF’s 6.20% Debentures Due August 15, 2036, including the form of the Debentures.	10-Q	10/24/2006	1-11535	4.1
	4.15	First Supplemental Indenture, dated as of April 13, 2007, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Trust Company, N.A., as Trustee.	8-K	4/13/2007	1-11535	4.1
	4.16	Officer’s Certificate of Determination as to the terms of BNSF’s 5.65% Debentures due May 1, 2017, and 6.15% Debentures Due May 1, 2037, including the forms of the Debentures.	8-K	4/13/2007	1-11535	4.2
	4.17	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/14/2008	1-11535	4.1

E-1

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.18	Officer’s Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 18, 2018, including the form of the Notes.	8-K	3/14/2008	1-11535	4.2
4.19	Third Supplemental Indenture, dated as of December 3, 2008, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/3/2008	1-11535	4.1
4.20	Officer’s Certificate of Determination as to the terms of BNSF’s 7.00% Debentures due February 1, 2014.	8-K	12/3/2008	1-11535	4.2
4.21	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee including the form of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.1
4.22	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.2
4.23	Fifth Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	2/16/2010	1-11535	4.1
4.24	Second Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and U.S. Bank Trust National Association.	8-K	2/16/2010	1-11535	4.2
4.25	Sixth Supplemental Indenture, dated as of May 17, 2010, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/17/2010	1-11535	4.1
4.26	Certificate of Determination as to the terms of BNSF’s 5.75% Debentures due May 1, 2040.	8-K	5/17/2010	1-11535	4.2
4.27	Seventh Supplemental Indenture, dated as of September 10, 2010, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/10/2010	1-11535	4.1
4.28	Certificate of Determination as to the terms of BNSF’s 3.60% Debentures due September 1, 2020 and 5.05% Debentures due March 1, 2041.	8-K	9/10/2010	1-11535	4.2
4.29	Eighth Supplemental Indenture, dated as of May 19, 2011, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/19/2011	1-11535	4.1
4.30	Certificate of Determination as to the terms of BNSF's 4.10% Debentures due June 1, 2021 and 5.40% Debentures due June 1, 2041.	8-K	5/19/2011	1-11535	4.2
4.31	Ninth Supplemental Indenture, dated as of August 22, 2011, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2011	1-11535	4.1
4.32	Certificate of Determination as to the terms of BNSF's 3.45% Debentures due September 15, 2021 and 4.95% Debentures due September 15, 2041.	8-K	8/22/2011	1-11535	4.2
4.33	Tenth Supplemental Indenture, dated as of March 2, 2012, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/2/2012	1-11535	4.1
4.34	Certificate of Determination as to the terms of BNSF's 3.05% Debentures due March 15, 2022 and 4.40% Debentures due March 15, 2042.	8-K	3/2/2012	1-11535	4.2
4.35	Eleventh Supplemental Indenture, dated as of August 23, 2012, to Indenture dated as of December 1, 1995 between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/23/2012	1-11535	4.1
4.36	Certificate of Determination as to the terms of BNSF's 3.050% Debentures due September 1, 2022 and 4.375% Debentures due September 1, 2042.	8-K	8/23/2012	1-11535	4.2
4.37	Twelfth Supplemental Indenture, dated as of March 12, 2013, to Indenture dated as of December 1, 1995 between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/12/2013	1-11535	4.1

E-2

Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
	4.38	Certificate of Determination as to the terms of BNSF's 3.00% Debentures due March 15, 2023 and 4.45% Debentures due March 15, 2043.	8-K	3/12/2013	1-11535	4.2
	4.39	Thirteenth Supplemental Indenture, dated as of August 22, 2013, to Indenture dated December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2013	1-11535	4.1
	4.40	Certificate of Determination as to the terms of BNSF's 3.850% Debentures due September 1, 2023 and 5.150% Debentures due September 1, 2043.	8-K	8/22/2013	1-11535	4.2

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
   Document
   101.LAB - XBRL Taxonomy Extension Label Linkbase
   Document
   101.PRE - XBRL Taxonomy Extension Presentation
   Linkbase Document

The following financial information from Burlington Northern Santa Fe, LLC's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL includes: (i) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011, and (v) the Notes to the Consolidated Financial Statements. ‡

‡	Filed herewith

Ø	References to BNSF refer to Burlington Northern Santa Fe Corporation for all periods through February 12, 2010, and to Burlington Northern Santa Fe, LLC for all periods on or after February 13, 2010.

E-3