Form 10-Q
period 2014-03-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2014-05-02
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2014
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
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$5,447	$5,284

Operating expenses:
Compensation and benefits	1,218	1,139
Fuel	1,159	1,122
Purchased services	653	617
Depreciation and amortization	515	483
Equipment rents	215	198
Materials and other	319	257
Total operating expenses	4,079	3,816
Operating income	1,368	1,468
Interest expense	196	178
Other expense, net	3	1

Income before income taxes	1,169	1,289
Income tax expense	445	491
Net income	$724	$798

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$724	$798

Other comprehensive income:
Change in amortization of accumulated actuarial losses and prior service credits, net of tax benefit of $0 million and $2 million, respectively	—	3
Change in accumulated other comprehensive income of equity method investees	3	(2)
Other comprehensive income, net of tax	3	1
Total comprehensive income	$727	$799

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,555	$2,225
Accounts receivable, net	1,307	1,298
Materials and supplies	859	835
Current portion of deferred income taxes	195	358
Other current assets	168	87
Total current assets	5,084	4,803

Property and equipment, net of accumulated depreciation of $2,632 and $2,232, respectively	52,833	52,363
Goodwill	14,819	14,819
Intangible assets, net	744	821
Other assets	2,289	2,224
Total assets	$75,769	$75,030

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,246	$3,206
Long-term debt due within one year	389	645
Total current liabilities	3,635	3,851

Long-term debt	17,560	16,361
Deferred income taxes	17,120	17,224
Intangible liabilities, net	917	961
Casualty and environmental liabilities	673	677
Pension and retiree health and welfare liability	360	362
Other liabilities	915	982
Total liabilities	41,180	40,418
Commitments and contingencies (see Notes 5 and 6)
Equity:
Member’s equity	34,341	34,367
Accumulated other comprehensive income	248	245
Total equity	34,589	34,612
Total liabilities and equity	$75,769	$75,030

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$724	$798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	515	483
Deferred income taxes	61	145
Long-term casualty and environmental liabilities, net	(9)	(17)
Contribution to defined benefit pension plan	—	(25)
Other, net	(217)	(37)
Changes in current assets and liabilities:
Accounts receivable, net	(9)	(81)
Materials and supplies	(24)	(38)
Other current assets	(66)	(74)
Accounts payable and other current liabilities	172	(242)
Net cash provided by operating activities	1,147	912

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(645)	(546)
Acquisition of equipment	(273)	(186)
Other, net	(96)	(21)
Net cash used for investing activities	(1,014)	(753)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,500	1,500
Payments on long-term debt	(538)	(58)
Cash distributions	(750)	(1,000)
Other, net	(15)	(10)
Net cash provided by financing activities	197	432
Increase in cash and cash equivalents	330	591
Cash and cash equivalents:
Beginning of period	2,225	1,794
End of period	$2,555	$2,385

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$277	$229
Capital investments accrued but not yet paid	$119	$104
Income taxes paid, net of refunds	$34	$288

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income	Total Equity
Balance at December 31, 2013	$34,367	$245	$34,612
Cash distributions to Parent	(750)	—	(750)
Comprehensive income, net of tax	724	3	727
Balance at March 31, 2014	$34,341	$248	$34,589

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2013, including the financial statements and notes thereto. Burlington Northern Santa Fe, LLC (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of March 31, 2014, and the results of operations for the three months ended March 31, 2014 and 2013.

Subsequent Event

In April 2014, the Board of Managers (the Board) of the Company authorized an additional $3 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC), for a total of $3.25 billion that remains authorized by the Board to be issued through the SEC debt shelf offering process.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At March 31, 2014 and December 31, 2013, $50 million and $54 million, respectively, of such allowances had been recorded.

At March 31, 2014 and December 31, 2013, $52 million and $50 million, respectively, of accounts receivable were greater than 90 days old.

3.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of March 31, 2014		As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$2,030	$1,286	$2,030	$1,209
Intangible liabilities	$2,056	$1,139	$2,056	$1,095

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Amortization of intangible assets	$77	$76
Amortization of intangible liabilities	$44	$63

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2014	$233	$135
2015	$56	$115
2016	$33	$101
2017	$33	$96
2018	$31	$90

4.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of March 31, 2014, the assets of the unconsolidated Partnership totaled approximately $400 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of March 31, 2014 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$361	$18	$361

The remaining commitment of $18 million is expected to be paid in 2014.

5.	Debt

Notes and Debentures

In March 2014, BNSF issued $500 million of 3.750 percent debentures due April 1, 2024 and $1 billion of 4.900 percent debentures due April 1, 2044. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

As of March 31, 2014, $250 million remained authorized by the Board to be issued through the SEC debt shelf offering process (see Note 1).

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of March 31, 2014, the Company was in compliance with these covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

Fair Value of Debt Instruments

At March 31, 2014 and December 31, 2013, the fair value of BNSF's debt, excluding capital leases and unamortized gains on interest rate swaps, was $18,071 million and $16,507 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $17,037 million and $16,066 million, respectively. The fair value of BNSF's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs). The fair value of the Company's cash equivalents approximates its carrying value due to the short-term maturities of these instruments.

Guarantees

As of March 31, 2014, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2014, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	3	$6	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $3 billion as of March 31, 2014.

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

6.	Commitments and Contingencies

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$387	$462
Accruals	18	26
Payments	(19)	(35)
Ending balance	$386	$453

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

At March 31, 2014, $85 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $340 million to $455 million. However, BNSF believes that the $386 million recorded at March 31, 2014, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in time deposits and money market accounts. At both March 31, 2014 and December 31, 2013, there was approximately $480 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 241 sites, including 16 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of both March 31, 2014 and December 31, 2013 was $13 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$435	$458
Accruals	2	—
Payments	(10)	(8)
Ending balance	$427	$450

At March 31, 2014, $55 million was included in current liabilities.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at March 31, 2014, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $320 million to $590 million. However, BNSF believes that the $427 million recorded at March 31, 2014, is the best estimate of the Company’s future obligation for environmental costs.

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

7.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
Net Cost	2014	2013
Service cost	$10	$12
Interest cost	24	22
Expected return on plan assets	(34)	(31)
Amortization of net loss	—	4
Net cost recognized	$—	$7

	Retiree Health and Welfare Benefits
	Three Months Ended March 31,
Net Cost	2014	2013
Interest cost	$3	$3
Amortization of prior service credits	(1)	—
Amortization of net loss	1	1
Net cost recognized	$3	$4

8.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the three months ended March 31, 2014 and 2013, the Company declared and paid cash distributions of $750 million and $1 billion, respectively, to its parent company. For the three months ended March 31, 2014 and 2013, the Company made tax payments of $0 million and $264 million to Berkshire, respectively.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

BNSF engages in various arm's-length transactions with affiliates in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to affiliates and expenditures to affiliates (in millions):

	Three Months Ended March 31,
	2014	2013
Revenues	$40	$38
Expenditures	$6	$6

9.	Comprehensive Income

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

The following table provides the components of accumulated other comprehensive income by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2013	$251	$(6)	$245
Other comprehensive income before reclassifications	—	3	3
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance at March 31, 2014	$251	$(3)	$248
a Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income

	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income Components	2014	2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$1	$5	[b]
Prior service credits	(1)	—	[b]
	—	5	Total before tax
	—	(2)	Tax expense/(benefit)
Total reclassifications for the period	$—	$3	Net of tax
b This accumulated other comprehensive income component is included in the computation of net periodic pension cost and retiree health and welfare (see Note 7 for additional details).

10.	Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-01 (ASU 2014-01), Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects. This standard permits an entity to elect the proportional amortization method of accounting for limited liability investments in qualified affordable housing projects if certain criteria are met. Under the proportional amortization method, the investment is amortized in proportion to the tax benefits received and the net investment performance is reported as a component of income tax expense. ASU 2014-01 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted. If elected, the proportional amortization method is required to be applied retrospectively. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

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

The following narrative analysis of results of operations includes a comparative analysis of the three months ended March 31, 2014 and 2013.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Consumer Products	$1,663	$1,661	1,194	1,188
Industrial Products	1,407	1,337	452	448
Coal	1,224	1,209	563	542
Agricultural Products	976	911	236	244
Total Freight Revenues	5,270	5,118	2,445	2,422
Other Revenues	177	166
Total Operating Revenues	$5,447	$5,284

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2014	2013
Consumer Products	$1,393	$1,398
Industrial Products	3,113	2,984
Coal	2,174	2,231
Agricultural Products	4,136	3,734
Total Freight Revenues	$2,155	$2,113

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2014	2013
Total fuel expense [a]	$1,159	$1,122
BNSF fuel surcharges	$703	$711
a  Total fuel expense includes locomotive and non-locomotive fuel.

Three Months Ended March 31, 2014 vs. the Three Months Ended March 31, 2013

Revenues

Revenues for the three months ended March 31, 2014, were $5,447 million, an increase of $163 million, or 3 percent as compared with the three months ended March 31, 2013. The increase in revenues is due to the following changes in underlying trends in revenues:

▪	Average revenue per car / unit increased primarily as a result of increased rate per car / unit.

In addition to an increase in average revenue per car / unit, the following changes in underlying trends in volumes also impacted the change in revenues:

▪	Consumer Products unit volumes increased due to higher international and domestic intermodal traffic, offset by reductions in automotive.

▪	Industrial Products unit volumes increased primarily due to higher shipments of petroleum products, driven mainly by increased crude unit train loadings.

▪	Coal unit volumes increased primarily due to higher demand.

▪	Agricultural Products unit volumes decreased primarily due to severe weather issues and service-related challenges.

Expenses

Operating expenses for the three months ended March 31, 2014, were $4,079 million, an increase of $263 million, or 7 percent, as compared with the three months ended March 31, 2013. A significant portion of this increase is due to the following changes in underlying trends in expenses, which includes increased costs related to severe weather issues and service-related challenges:

▪	Compensation and benefits expense increased primarily due to wage inflation, higher overtime and higher average headcount.

▪	Fuel expense increased due to higher volumes and lower fuel efficiency, partially offset by lower average fuel prices.

▪
Purchased services expense increased as a result of increased ramping and drayage costs, professional services and purchased transportation for BNSF Logistics, LLC, a wholly-owned, third-party logistics company.

▪	Depreciation and amortization expense increased due to additional assets in service.

▪	Materials and other expense increased as a result of higher crew transportation, lodging and other travel costs, utilities and locomotive materials.

▪	There were no significant changes in the underlying trends for equipment rents expense and the effective tax rate.

▪	Interest expense increased primarily due to a higher average debt balance.

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

BURLINGTON NORTHERN SANTA FE, LLC (Registrant)

By:	/s/ Julie A. Piggott
Julie A. Piggott Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Date:  May 2, 2014

S-1

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

Exhibit Index

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of sole member of Burlington Northern Santa Fe, LLC, dated April 8, 2010, amending and restating certain sections of the Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC dated as of February 12, 2010.	8-K	4/14/2010	001-11535	3.2

4.1	Fourteenth Supplemental Indenture, dated as of March 7, 2014, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/7/2014	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF’s 3.750% Debentures due April 1, 2024 and 4.900% Debentures due April 1, 2044.	8-K	3/7/2014	001-11535	4.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from the Burlington Northern Santa Fe, LLC Form 10-Q for the three months ended March 31, 2014, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (v) the Consolidated Statements of Changes in Equity as of March 31, 2014, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments defining the rights of the holders of long-term debt of the Company and of its subsidiaries, involving a total amount of indebtedness not in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
__________________
* Filed herewith

E-1