Form 10-Q
period 2014-09-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2014-11-07
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2014
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
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$5,881	$5,651	$17,063	$16,257

Operating expenses:
Compensation and benefits	1,243	1,197	3,695	3,464
Fuel	1,123	1,145	3,438	3,343
Purchased services	637	618	1,924	1,852
Depreciation and amortization	531	493	1,569	1,465
Equipment rents	216	205	656	608
Materials and other	263	253	865	740
Total operating expenses	4,013	3,911	12,147	11,472
Operating income	1,868	1,740	4,916	4,785
Interest expense	211	181	613	536
Other expense, net	3	3	8	7

Income before income taxes	1,654	1,556	4,295	4,242
Income tax expense	619	567	1,620	1,571
Net income	$1,035	$989	$2,675	$2,671

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,035	$989	$2,675	$2,671

Other comprehensive income:
Change in amortization of accumulated actuarial losses and prior service credits, net of tax benefit of $0 million, $2 million, $0 million and $6 million, respectively	(1)	4	(1)	10
Change in accumulated other comprehensive income of equity method investees	1	(1)	4	(2)
Other comprehensive income, net of tax	—	3	3	8
Total comprehensive income	$1,035	$992	$2,678	$2,679

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,470	$2,225
Accounts receivable, net	1,370	1,298
Materials and supplies	846	835
Current portion of deferred income taxes	231	358
Other current assets	241	87
Total current assets	5,158	4,803

Property and equipment, net of accumulated depreciation of $3,199 and $2,232, respectively	54,683	52,363
Goodwill	14,819	14,819
Intangible assets, net	589	821
Other assets	2,317	2,224
Total assets	$77,566	$75,030

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,516	$3,206
Long-term debt due within one year	371	645
Total current liabilities	3,887	3,851

Long-term debt	18,959	16,361
Deferred income taxes	17,355	17,224
Intangible liabilities, net	827	961
Casualty and environmental liabilities	652	677
Pension and retiree health and welfare liability	356	362
Other liabilities	990	982
Total liabilities	43,026	40,418
Commitments and contingencies (see Notes 5 and 6)
Equity:
Member’s equity	34,292	34,367
Accumulated other comprehensive income	248	245
Total equity	34,540	34,612
Total liabilities and equity	$77,566	$75,030

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$2,675	$2,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,569	1,465
Deferred income taxes	262	457
Long-term casualty and environmental liabilities, net	(20)	(7)
Contribution to defined benefit pension plan	—	(25)
Other, net	(294)	(47)
Changes in current assets and liabilities:
Accounts receivable, net	(73)	(143)
Materials and supplies	(11)	—
Other current assets	(83)	(72)
Accounts payable and other current liabilities	207	(157)
Net cash provided by operating activities	4,232	4,142

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(2,612)	(2,174)
Acquisition of equipment	(1,043)	(640)
Other, net	60	14
Net cash used for investing activities	(3,595)	(2,800)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3,000	3,000
Payments on long-term debt	(611)	(399)
Cash distributions	(2,750)	(2,900)
Other, net	(31)	(28)
Net cash used for financing activities	(392)	(327)
Increase in cash and cash equivalents	245	1,015
Cash and cash equivalents:
Beginning of period	2,225	1,794
End of period	$2,470	$2,809

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$675	$622
Capital investments accrued but not yet paid	$329	$144
Income taxes paid, net of refunds	$1,301	$1,198

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income	Total Equity
Balance at December 31, 2013	$34,367	$245	$34,612
Cash distributions to Parent	(2,750)	—	(2,750)
Comprehensive income, net of tax	2,675	3	2,678
Balance at September 30, 2014	$34,292	$248	$34,540

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of September 30, 2014, and the results of operations for the three and nine months ended September 30, 2014 and 2013.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At September 30, 2014 and December 31, 2013, $50 million and $54 million, respectively, of such allowances had been recorded.

At September 30, 2014 and December 31, 2013, $35 million and $50 million, respectively, of accounts receivable were greater than 90 days old.

3.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of September 30, 2014		As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$2,031	$1,442	$2,030	$1,209
Intangible liabilities	$2,056	$1,229	$2,056	$1,095

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

Amortization of intangible assets and liabilities was as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Amortization of intangible assets	$233	$229
Amortization of intangible liabilities	$134	$189

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2014	$77	$45
2015	$56	$115
2016	$33	$101
2017	$33	$96
2018	$31	$90

4.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of September 30, 2014, the assets of the unconsolidated Partnership totaled approximately $360 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of September 30, 2014 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$329	$18	$329

The remaining commitment of $18 million is expected to be paid in 2014.

5.	Debt

Notes and Debentures

In April 2014, the Board of Managers (the Board) of the Company authorized an additional $3 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC). As of September 30, 2014, $1.75 billion remained authorized by the Board to be issued through the SEC debt shelf offering process.

In August 2014, BNSF issued $700 million of 3.400 percent debentures due September 1, 2024 and $800 million of 4.550 percent debentures due September 1, 2044. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

In March 2014, BNSF issued $500 million of 3.750 percent debentures due April 1, 2024 and $1 billion of 4.900 percent debentures due April 1, 2044. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of September 30, 2014, the Company was in compliance with these covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Fair Value of Debt Instruments

At September 30, 2014 and December 31, 2013, the fair value of BNSF's debt, excluding capital leases and unamortized gains on interest rate swaps, was $19,952 million and $16,507 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $18,487 million and $16,066 million, respectively. The fair value of BNSF's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs). The fair value of the Company's cash equivalents approximates its carrying value due to the short-term maturities of these instruments.

Guarantees

As of September 30, 2014, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2014, were as follows (dollars in millions):

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

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $3 billion as of September 30, 2014.

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

During the third quarters of 2014 and 2013, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In the third quarter of 2014, management recorded a decrease in expense of $2 million. In the third quarter of 2013, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2015.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following tables summarize the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended September 30,
	2014	2013
Beginning balance	$385	$467
Accruals	17	22
Payments	(14)	(20)
Ending balance	$388	$469

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$387	$462
Accruals	53	77
Payments	(52)	(70)
Ending balance	$388	$469

At September 30, 2014, $85 million was included in current liabilities. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $345 million to $455 million. However, BNSF believes that the $388 million recorded at September 30, 2014 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in time deposits and money market accounts. At September 30, 2014, there was approximately $475 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $480 million at December 31, 2013.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 232 sites, including 16 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of September 30, 2014 and December 31, 2013 was $15 million and $13 million, respectively.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,
	2014	2013
Beginning balance	$416	$440
Accruals	8	18
Payments	(10)	(14)
Ending balance	$414	$444

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$435	$458
Accruals	13	17
Payments	(34)	(31)
Ending balance	$414	$444

At September 30, 2014, $65 million was included in current liabilities.

During the third quarters of 2014 and 2013, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2014 and 2013, management recorded an additional expense of $5 million and $12 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2015.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at September 30, 2014, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $315 million to $550 million. However, BNSF believes that the $414 million recorded at September 30, 2014 is the best estimate of the Company’s future obligation for environmental costs.

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

7.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,
Net Cost	2014	2013
Service cost	$10	$12
Interest cost	23	22
Expected return on plan assets	(34)	(31)
Amortization of net loss	—	5
Net cost (benefit) recognized	$(1)	$8

	Pension Benefits
	Nine Months Ended September 30,
Net Cost	2014	2013
Service cost	$29	$35
Interest cost	71	67
Expected return on plan assets	(101)	(93)
Amortization of net loss	—	13
Net cost (benefit) recognized	$(1)	$22

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,
Net Cost	2014	2013
Service cost	$1	$—
Interest cost	3	3
Amortization of prior service credits	(1)	(1)
Amortization of net loss	—	2
Net cost recognized	$3	$4

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Retiree Health and Welfare Benefits
	Nine Months Ended September 30,
Net Cost	2014	2013
Service cost	$1	$1
Interest cost	9	9
Amortization of prior service credits	(2)	(1)
Amortization of net loss	1	4
Net cost recognized	$9	$13

8.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the nine months ended September 30, 2014 and 2013, the Company declared and paid cash distributions of $2.75 billion and $2.9 billion, respectively, to its parent company. For the nine months ended September 30, 2014 and 2013, the Company made tax payments of $1,220 million and $1,049 million to Berkshire, and received a tax refund of $94 million and $6 million, respectively.

BNSF engages in various arm's-length transactions with affiliates in the ordinary course of business. The following tables summarize revenues earned by BNSF for services provided to affiliates and expenditures to affiliates (in millions):

	Three Months Ended September 30,
	2014	2013
Revenues	$38	$40
Expenditures	$5	$5

	Nine Months Ended September 30,
	2014	2013
Revenues	$112	$106
Expenditures	$15	$15

9.	Comprehensive Income

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following tables provide the components of accumulated other comprehensive income by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2013	$251	$(6)	$245
Other comprehensive income before reclassifications	—	4	4
Amounts reclassified from accumulated other comprehensive income	(1)	—	(1)
Balance at September 30, 2014	$250	$(2)	$248

Balance at December 31, 2012	$(241)	$(4)	$(245)
Other comprehensive income before reclassifications	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income	10	—	10
Balance at September 30, 2013	$(231)	$(6)	$(237)
a Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income

	Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2014	2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$—	$7	[b]
Prior service credits	(1)	(1)	[b]
	(1)	6	Total before tax
	—	(2)	Tax expense/(benefit)
Total reclassifications for the period	$(1)	$4	Net of tax

	Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2014	2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$1	$17	[b]
Prior service credits	(2)	(1)	[b]
	(1)	16	Total before tax
	—	(6)	Tax expense/(benefit)
Total reclassifications for the period	$(1)	$10	Net of tax
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

The following narrative analysis of results of operations includes a comparative analysis of the nine months ended September 30, 2014 and 2013.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consumer Products	$5,248	$5,179	3,759	3,736
Industrial Products	4,595	4,237	1,479	1,403
Coal	3,684	3,736	1,678	1,666
Agricultural Products	2,932	2,548	712	708
Total Freight Revenues	16,459	15,700	7,628	7,513
Other Revenues	604	557
Total Operating Revenues	$17,063	$16,257

	Average Revenue Per Car / Unit
	Nine Months Ended September 30,
	2014	2013
Consumer Products	$1,396	$1,386
Industrial Products	3,107	3,020
Coal	2,195	2,242
Agricultural Products	4,118	3,599
Total Freight Revenues	$2,158	$2,090

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Nine Months Ended September 30,
	2014	2013
Total fuel expense [a]	$3,438	$3,343
BNSF fuel surcharges	$2,208	$2,162
a  Total fuel expense includes locomotive and non-locomotive fuel.

Nine Months Ended September 30, 2014 vs. the Nine Months Ended September 30, 2013

Revenues

Revenues for the nine months ended September 30, 2014 were $17,063 million, an increase of $806 million, or 5 percent, as compared with the nine months ended September 30, 2013. The increase in revenues is due to the following changes in revenues:

▪	Average revenue per car / unit increased primarily as a result of business mix changes as well as increased rate per car / unit.

In addition to an increase in average revenue per car / unit, the following changes in volumes also impacted the change in revenues:

▪	Consumer Products unit volumes increased primarily due to higher international intermodal traffic.

▪	Industrial Products unit volumes increased primarily due to expanded shipments of petroleum products, driven mainly by increased crude unit train loadings and frac sand volumes.

▪	Coal unit volumes increased primarily due to higher demand.

▪	Agricultural Products unit volumes increased due to heightened customer export demand following a record grain harvest in late 2013.

Expenses

Operating expenses for the nine months ended September 30, 2014 were $12,147 million, an increase of $675 million, or 6 percent, as compared with the nine months ended September 30, 2013. A significant portion of this increase is due to the following changes in expenses, which includes increased costs related to severe weather issues and service-related challenges:

▪
Compensation and benefits expense increased primarily due to higher unit volumes and average headcount, as well as higher training, overtime and wage inflation, partially offset by lower incentive compensation expense.

▪	Fuel expense increased due to higher volumes and lower efficiency, partially offset by lower average fuel prices.

▪	Depreciation and amortization expense increased due to additional assets in service.

▪	Materials and other expense increased primarily as a result of higher crew transportation, lodging and other travel costs, utilities and locomotive materials.

▪	There were no significant changes in purchased services expense and equipment rents expense.

▪	Interest expense increased primarily due to a higher average debt balance.

▪	The effective tax rate was 37.7 percent and 37.0 percent for the nine months ended September 30, 2014 and 2013, respectively. The 2013 effective tax rate includes favorable state law tax changes.

Capital Commitments

BNSF anticipates that capital commitments for 2014 will be approximately $5.5 billion or $500 million higher than previously disclosed. The increase includes additional spending on our core network and related assets, expansion and efficiency projects and locomotives.

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
Julie A. Piggott Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Date:  November 7, 2014

S-1

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

Exhibit Index

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of sole member of Burlington Northern Santa Fe, LLC, dated April 8, 2010, amending and restating certain sections of the Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC dated as of February 12, 2010.	8-K	4/14/2010	001-11535	3.2

4.1	Fifteenth Supplemental Indenture, dated as of August 18, 2014, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/18/2014	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF’s 3.400% Debentures due September 1, 2024 and 4.550% Debentures due September 1, 2044.	8-K	8/18/2014	001-11535	4.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from the Burlington Northern Santa Fe, LLC Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) the Consolidated Statements of Changes in Equity as of September 30, 2014, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments defining the rights of the holders of long-term debt of the Company and of its subsidiaries, involving a total amount of indebtedness not in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
__________________
* Filed herewith

E-1