Form 10-K
period 2014-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2015-03-02
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

BNSF is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. At December 31, 2014, BNSF and its subsidiaries had approximately 48,000 employees. The rail operations of BNSF Railway Company (BNSF Railway), the Company's principal operating subsidiary, comprise one of the largest railroad systems in North America.

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
Changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws or regulation of carbon dioxide emissions could reduce the demand for coal and revenues from the coal transportation services provided by BNSF Railway. Also, changes in environmental laws and other laws and regulations could reduce the demand for drilling products and products produced by drilling. United States and foreign government agriculture tariffs or subsidies could affect the demand for grain. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas, including rates, services and access to facilities could adversely impact the Company’s ability to determine prices for rail services and significantly affect the revenues, costs and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, a reduction in profitability could hinder the Company’s ability to maintain, improve or expand its rail network, facilities and equipment. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues. Changes in tax rates, enactment of new tax laws and amendments to existing tax regulations could have a material adverse impact on the Company’s operating results, financial condition and liquidity.

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
BNSF Railway is required to transport these commodities to the extent of its common carrier obligation. An accidental release of TIH or hazardous commodities could result in a significant loss of life and extensive property damage as well as environmental remediation obligations and penalties. The associated costs could have an adverse effect on the Company’s operating results, financial condition or liquidity as the Company is not insured above a certain threshold. Further, the rates BNSF Railway receives for transporting these commodities do not adequately compensate it should there be some type of accident. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available to the Company in the future if there is a catastrophic event related to rail transportation of these commodities. Regulatory imposition of routing or speed or other restrictions on the transportation of such products could adversely affect train velocity and network fluidity and adversely affect our results of operations, financial condition and liquidity.

The Company faces intense competition from rail carriers and other transportation providers, and its failure to compete effectively could adversely affect its results of operations, financial condition or liquidity.
The Company operates in a highly competitive business environment. Depending on the specific market, the Company faces intermodal, intramodal, product and geographic competition. This competition from other railroads and motor carriers, as well as barges, ships and pipelines in certain markets, may be reflected in pricing, market share, level of services, reliability and other factors. For example, the Company believes that high service truck lines, due to their ability to deliver non-bulk products on an expedited basis, may have an adverse effect on the Company’s ability to compete for deliveries of non-bulk, time-sensitive freight. While the Company must build or acquire and maintain its rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any material increase in the capacity and quality of these alternative methods or the passage of legislation granting greater latitude to motor carriers with respect to size and weight restrictions could have an adverse effect on the Company’s results of operations, financial condition or liquidity. In addition, a failure to provide the level of service required by the Company’s customers could result in loss of business to competitors. Changes in the ports used by ocean carriers or the use of all-water routes from the Pacific Rim to the East Coast or other changes in the supply chain or trade policy could also have an adverse effect on the Company’s volumes and revenues. Further, low natural gas or oil prices could impact future energy-related commodities demand.

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
The Company’s operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on carbon dioxide emissions could result in significant capital expenditures to comply with these regulations with respect to BNSF Railway’s locomotives, equipment, vehicles and machinery and its yards and intermodal facilities and the cranes and trucks serving those facilities. Emission regulations could also adversely affect fuel efficiency and increase operating costs. Delays, litigation, local concerns and difficulty in obtaining approvals for projects requiring federal, state or local equivalent permitting could inhibit the Company’s ability to build strategic facilities and rail infrastructure, which could adversely impact growth and operational efficiency. In addition, many land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company’s subsidiaries. Environmental liabilities have arisen and may continue to arise from claims asserted by adjacent landowners, other third parties in toxic tort litigation or as a result of alleged damages to natural resources or environmental incidents. The Company’s subsidiaries have been and may continue to be subject to allegations or findings to the effect that they have violated, or are strictly liable under, these laws or regulations. The Company’s operating results, financial condition or liquidity could be adversely affected as a result of any of the foregoing, and it may be required to incur significant expenses to investigate and remediate environmental contamination. The Company may also incur fines, penalties and other sanctions to resolve any alleged violations of environmental law.

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
Challenging economic conditions may not only affect revenues due to reduced demand for many goods and commodities, but could result in payment delays, increased credit risk and possible bankruptcies of customers. The Company's business is capital-intensive and the Company may finance a portion of the building and maintenance of infrastructure as well as the acquisition of locomotives and other rail equipment. Economic slowdowns and related credit market disruptions may adversely affect the Company’s cost structure, its timely access to capital to meet financing needs and costs of its financings. The Company could also face increased counterparty risk to its cash investments. Adverse economic conditions could also affect the Company’s costs for insurance or its ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. Declines in the securities and credit markets could also affect the Company’s pension fund and railroad retirement tax rates, which in turn could increase funding requirements.

Fuel supply availability, fuel prices and dependency on certain key railroad equipment and material suppliers may adversely affect the Company’s results of operations, financial condition or liquidity.
Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, rising global demand and international political and economic factors. A significant reduction in fuel availability could impact the Company’s ability to provide transportation services at current levels, increase fuel costs and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition or liquidity. If the price of fuel increases substantially, the Company expects to be able to offset a significant portion of these higher fuel costs through its fuel surcharge program. However, to the extent that the Company is unable to maintain, expand and ultimately collect under its existing fuel surcharge program, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition or liquidity. Due to the capital intensive nature and sophistication of certain railroad equipment and material, prospective new suppliers are subject to high barriers of entry. If railroad equipment and material suppliers discontinue operations or if they are unable to meet regulatory specifications, the Company could experience significant cost increases, as well as limited supply of railroad equipment and material necessary for the Company's operations.

Severe weather and natural disasters could disrupt normal business operations, the potential effects of which could result in increased costs and liabilities and decreases in revenues.
The Company’s success is dependent on its ability to operate its railroad system efficiently. Severe weather, climate change and natural disasters, such as tornados, flooding and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. In addition, damages to or loss of use of significant aspects of the Company’s infrastructure due to natural or man-made disruptions could have an adverse effect on the Company’s operating results, financial condition or liquidity for an extended period of time until repairs or replacements could be made. Additionally, during natural disasters, the Company’s workforce may be unavailable, which could result in further delays. Extreme swings in weather could also negatively affect the performance of locomotives and rolling stock.

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

Significant unexpected increases in demand for the Company’s services may adversely affect service levels and operational efficiency.
If increases in demand for the Company’s services significantly exceed expectations, including in a particular geographical region, network difficulties including congestion or reduced velocity may be experienced, negatively impacting the level of service provided.  Although investments to add capacity continue to be made to meet future anticipated demand, delays in permitting may delay implementation of these capacity improvements.  This may impact operational efficiency and could adversely affect the Company’s results of operations, financial condition, or liquidity.

Acts of terrorism or war, as well as the threat of terrorism or war, may cause significant disruptions in the Company’s business operations.
Terrorist attacks and any government response to those types of attacks and war or risk of war may adversely affect the Company’s results of operations, financial condition or liquidity. The Company’s rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on the Company’s operating results and financial condition by causing unpredictable operating or financial conditions, including disruptions of BNSF Railway or connecting rail lines, loss of critical customers or partners, volatility of or a sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically, the coverage available may not adequately compensate it for certain types of incidents and certain coverages may not be available to the Company in the future.

The Company depends on the stability and availability of its information technology systems.
The Company relies on information technology in all aspects of its business. A significant disruption or failure of its information technology systems could result in service interruptions, safety failures, security violations, regulatory compliance failures and the inability to protect corporate information assets against intruders or other operational difficulties. Although the Company has taken steps to mitigate these risks, including business continuity planning, disaster recovery planning, systems testing, protection and monitoring, and business impact analysis, a significant disruption or cyber intrusion could lead to misappropriation of assets or data corruption and could adversely affect the Company’s results of operations, financial condition or liquidity. Additionally, if the Company is unable to acquire or implement new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on the Company’s results of operations, financial condition or liquidity.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America with approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and also operates in three Canadian provinces. BNSF Railway owns approximately 23,000 route miles, including easements, and operates on approximately 9,500 route miles of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads' tracks.

As of December 31, 2014, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 51,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 10,500 miles operated under trackage rights.

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

As of December 31, 2014, BNSF Railway owned or held under non-cancelable leases exceeding one year approximately 8,000 locomotives and 76,000 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF incurs significant costs in repairing and maintaining the properties described above. In 2014, BNSF recorded approximately $2 billion in repairs and maintenance expense in the Consolidated Statements of Income.

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

Vancouver
Seattle
Spokane
Portland
Havre
Minot
Winnipeg
Fargo
Superior
Billings
Minneapolis
St. Paul
Gillette
Sioux Falls
Chicago
Alliance
Galesburg
Salt Lake City
Lincoln
Stockton
Oakland
Denver
Topeka
Kansas City
St. Louis
Springfield
Memphis
Los Angeles
Long Beach
San Bernardino
Winslow
Albuquerque
Belen
Amarillo
Oklahoma City
Birmingham
Atlanta
San Diego
Phoenix
Fort Worth
El Paso
New Orleans
Houston
BRITISH COLUMBIA
ALBERTA
SASKATCHEWAN
MANITOBA
ONTARIO
QUÉBEC
NEW BRUNSWICK
MAINE
WASHINGTON
MONTANA
NORTH DAKOTA
MINNESOTA
OREGON
IDAHO
SOUTH DAKOTA
WISCONSIN
MICHIGAN
NEW YORK
VERMONT
NEW HAMPSHIRE
MASS.
CONNECTICUT
WYOMING
NEBRASKA
IOWA
PENNSYLVANIA
NEW JERSEY
OHIO
NEVADA
UTAH
COLORADO
KANSAS
MISSOURI
ILLINOIS
INDIANA
WEST VIRGINIA
VIRGINIA
KENTUCKY
CALIFORNIA
NEW MEXICO
ARIZONA
OKLAHOMA
ARKANSAS
TENNESSEE
NORTH CAROLINA
SOUTH CAROLINA
GEORGIA
ALABAMA
MISSISSIPPI
LOUISIANA
TEXAS
FLORIDA
BAJA CALIFORNIA
SONORA
CHIHUAHUA
COAHUILA
BAJA CALIFORNIA SUR
SINALOA
DURANGO
NUEVO LEON
TAMAULIPAS
ZACATECAS
SYSTEM MAP
BNSF RAILWAY
LEGEND
BNSF
UP/SP Trackage Rights
Haulage Agreement
Handling Carrier
0 50 100 200 Miles
0 50 100 200 300 Kilometers
© 2014 BNSF Railway
December 2014
Map Created by
BARTLETT&WEST

Consumer Products:
The Consumer Products’ freight business provided approximately 31 percent of freight revenues for the 12 months ended December 31, 2014, and consisted of the following business sectors: Domestic Intermodal (including Truckload/Intermodal Marketing Companies and Expedited Truckload/Less-than-Truckload/Parcel) International Intermodal and Automotive.

Industrial Products:
The Industrial Products’ freight business provided approximately 28 percent of freight revenues for the 12 months ended December 31, 2014, and consisted of the following five business areas: Construction Products, Petroleum Products, Building Products, Chemicals and Plastics Products and Food and Beverages.

Coal:
The transportation of coal contributed approximately 22 percent of freight revenues for the 12 months ended December 31, 2014, with more than 90 percent of all BNSF’s coal tons originating from the Powder River Basin of Wyoming and Montana.

Agricultural Products:
The transportation of Agricultural Products provided approximately 19 percent of freight revenues for the 12 months ended December 31, 2014. These products include wheat, corn, fertilizer, bulk foods, ethanol, soybeans, feeds, oil seeds and meals, barley, oats and rye, oils, flour and mill products, specialty grains, malt and milo.

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

Based on weekly reporting by the Association of American Railroads, BNSF Railway’s share of the western United States rail traffic in 2014 was 48.3 percent.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the year ended December 31, 2014, and a comparative analysis of the year ended December 31, 2013.

Results of Operations

Revenues Summary
The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Consumer Products	$7,048	$7,000	5,040	5,033
Industrial Products	6,211	5,703	1,991	1,874
Coal	4,980	4,986	2,270	2,230
Agricultural Products	4,162	3,578	974	956
Total freight revenues	22,401	21,267	10,275	10,093
Other revenues	838	747
Total operating revenues	$23,239	$22,014

	Average Revenue Per Car / Unit
	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Consumer Products	$1,398	$1,391
Industrial Products	3,120	3,043
Coal	2,194	2,236
Agricultural Products	4,273	3,743
Total freight revenues	$2,180	$2,107

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Total fuel expense[a]	$4,478	$4,503
BNSF fuel surcharges	$2,913	$2,912
a  Total fuel expense includes locomotive and non-locomotive fuel.

Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Revenues
Revenues for the year ended December 31, 2014, were $23,239 million, an increase of $1,225 million, or 6 percent, compared with the year ended December 31, 2013. The increase in revenues is primarily due to the following changes in underlying trends in freight revenues:

•	Average revenue per car / unit increased primarily as a result of business mix changes as well as increased rate per car / unit.

In addition to an increase in average revenue per car / unit, the following changes in underlying trends in volumes also impacted the change in revenues:

•	Consumer Products unit volumes were relatively flat as automotive and international intermodal volume increases were mostly offset by domestic intermodal decreases.

•	Industrial Products unit volumes increased primarily due to expanded shipments of petroleum products, driven mainly by increased crude unit train loadings and frac sand volumes.

•	Coal unit volumes increased primarily due to higher demand.

•	Agricultural Products unit volumes increased primarily due to heightened customer export demand following record grain harvests in late 2013 and 2014.

Expense Table
The following table presents BNSF’s expense information (in millions):

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Compensation and benefits	$5,023	$4,651
Fuel	4,478	4,503
Purchased services	2,592	2,418
Depreciation and amortization	2,123	1,973
Equipment rents	867	822
Materials and other	1,143	980
Total operating expenses	$16,226	$15,347

Interest expense	$833	$729
Other expense, net	$11	$10
Income tax expense	$2,300	$2,135

Expenses
Operating expenses for the year ended December 31, 2014, were $16,226 million, an increase of $879 million, or 6 percent, as compared with the year ended December 31, 2013. A significant portion of this increase is due to the following changes in underlying trends in expenses, which includes increased costs related to severe weather issues and service-related challenges:

•
Compensation and benefits expense increased primarily due to higher unit volumes and average headcount, as well as higher training, overtime, and wage inflation partially offset by lower incentive compensation expense.

•	Fuel expense remained relatively flat as higher volumes were largely offset by lower average price.

•
Purchased services expense increased as a result of higher purchased transportation costs for BNSF Logistics, LLC, a wholly-owned, third-party logistics company in addition to a prior year insurance recovery which reduced expense in 2013.

•	Depreciation and amortization expense increased due to additional assets in service.

•	Materials and other expense increased primarily as a result of higher crew transportation, lodging and other travel costs, and utilities.

•	There were no significant changes in equipment rents expense.

•	Interest expense increased primarily due to a higher average debt balance.

•	The effective tax rate was 37.3 percent and 36.0 percent for the years ended December 31, 2014 and 2013, respectively. The 2013 effective tax rate includes favorable tax adjustments.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•
Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability and cost of capital; changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF’s supplier base, and effects due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, the impact of low natural gas or oil prices on energy-related commodities demand, changes in environmental laws and other laws and regulations that could affect the demand for drilling products and products produced by drilling, changes in fuel prices and other key materials, the impact of high barriers to entry for prospective new suppliers and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment.

•
Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations, the marketing of services or regulatory restrictions on equipment; the ultimate outcome of shipper and rate claims subject to adjudication; claims; investigations or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF operations; losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases; the release of hazardous materials, environmental contamination and damage to property; regulation, restrictions or caps, or other controls on transportation of petroleum-based fuel or other operating restrictions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations and changes in tax rates and tax laws.

•
Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; disruptions to BNSF’s technology network including computer systems and software, such as cybersecurity intrusions, misappropriation of assets or sensitive information, corruption of data or operational disruptions; network congestion, including effects of greater than anticipated demand for transportation services and equipment; as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF’s or other railroads’ operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Sensitivity
Historically, the Company has used derivative financial instruments to address market risk exposure to fluctuations in interest rates and the risk of volatility in its fuel cost; however, as of December 31, 2014, there are no outstanding derivative instruments.

At December 31, 2014, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position. Further information on fuel derivatives is incorporated by reference from Note 4 to the Consolidated Financial Statements.

Interest Rate Sensitivity
At December 31, 2014, the fair value of BNSF’s debt, excluding capital leases and unamortized gains on interest rate swaps, was $20,543 million.

The following table is an estimate of the impact to the fair value of total debt, excluding capital leases and unamortized gains on interest rate swaps, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2015, based on debt levels as of December 31, 2014:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
Total Debt

1-percent decrease	$2,415 million increase
1-percent increase	$2,012 million decrease

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

The following documents are filed as a part of this report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Burlington Northern Santa Fe, LLC

We have audited the accompanying consolidated balance sheets of Burlington Northern Santa Fe, LLC and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Northern Santa Fe, LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ _________________________

Fort Worth, Texas
February 27, 2015

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Income
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Revenues	$23,239	$22,014	$20,835
Operating expenses:
Compensation and benefits	5,023	4,651	4,505
Fuel	4,478	4,503	4,459
Purchased services	2,592	2,418	2,374
Depreciation and amortization	2,123	1,973	1,889
Equipment rents	867	822	810
Materials and other	1,143	980	786
Total operating expenses	16,226	15,347	14,823
Operating income	7,013	6,667	6,012
Interest expense	833	729	623
Other expense, net	11	10	12
Income before income taxes	6,169	5,928	5,377
Income tax expense	2,300	2,135	2,005
Net income	$3,869	$3,793	$3,372

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net income	$3,869	$3,793	$3,372

Other comprehensive income:
Change in Pension and Retiree Health and Welfare benefits, net of tax benefit of $156 million, tax expense of $305 million and tax benefit of $16 million, respectively	(251)	492	(28)
Change in fuel hedge mark-to-market, net of tax benefit of $0 million, $0 million and $7 million, respectively	—	—	(11)
Change in accumulated other comprehensive income of equity method investees	4	(2)	(3)
Other comprehensive income (loss), net of tax	(247)	490	(42)
Total comprehensive income	$3,622	$4,283	$3,330

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Balance Sheets
In millions

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,384	$2,225
Accounts receivable, net	1,386	1,298
Materials and supplies	795	835
Current portion of deferred income taxes	355	358
Other current assets	232	87
Total current assets	5,152	4,803

Property and equipment, net of accumulated depreciation of $3,550 and $2,232, respectively	55,806	52,363
Goodwill	14,819	14,819
Intangible assets, net	512	821
Other assets	1,914	2,224
Total assets	$78,203	$75,030

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,435	$3,206
Long-term debt due within one year	366	645
Total current liabilities	3,801	3,851

Long-term debt	18,914	16,361
Deferred Income Taxes	18,001	17,224
Intangible liabilities, net	782	961
Casualty and environmental liabilities	639	677
Pension and retiree health and welfare liability	385	362
Other liabilities	947	982
Total liabilities	43,469	40,418
Commitments and contingencies (see Notes 11 and 12)
Equity:
Member's equity	34,736	34,367
Accumulated other comprehensive income (loss)	(2)	245
Total equity	34,734	34,612
Total liabilities and equity	$78,203	$75,030

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Cash Flows
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Operating Activities
Net income	$3,869	$3,793	$3,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,123	1,973	1,889
Deferred income taxes	941	583	660
Long-term casualty and environmental liabilities, net	(43)	(98)	(190)
Contributions to qualified pension plan	—	(25)	(36)
Other, net	(310)	(88)	(314)
Changes in current assets and liabilities:
Accounts receivable, net	(88)	(130)	(6)
Materials and supplies	40	(35)	(61)
Other current assets	(36)	(6)	14
Accounts payable and other current liabilities	85	(205)	105
Net cash provided by operating activities	6,581	5,762	5,433

Investing Activities
Capital expenditures excluding equipment	(3,734)	(2,975)	(2,596)
Acquisition of equipment	(1,509)	(943)	(952)
Partnership investment	—	—	(130)
Other, net	(6)	55	(158)
Net cash used for investing activities	(5,249)	(3,863)	(3,836)

Financing Activities
Proceeds from issuance of long-term debt	3,000	3,000	2,500
Payments on long-term debt	(641)	(440)	(482)
Cash distributions	(3,500)	(4,000)	(3,750)
Other, net	(32)	(28)	(31)
Net cash used for financing activities	(1,173)	(1,468)	(1,763)
Increase (decrease) in cash and cash equivalents	159	431	(166)
Cash and cash equivalents:
Beginning of period	2,225	1,794	1,960
End of period	$2,384	$2,225	$1,794

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$859	$772	$707
Capital investments accrued but not yet paid	$293	$224	$123
Income taxes paid, net of refunds	$1,366	$1,752	$1,194

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Changes in Equity
In millions

	Member's Equity	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2011	$34,952	$(203)	$34,749
Comprehensive income, net of tax	3,372	(42)	3,330
Cash distributions to Parent	(3,750)	—	(3,750)
Balance at December 31, 2012	34,574	(245)	34,329
Comprehensive income, net of tax	3,793	490	4,283
Cash distributions to Parent	(4,000)	—	(4,000)
Balance at December 31, 2013	34,367	245	34,612
Comprehensive income, net of tax	3,869	(247)	3,622
Cash distributions to Parent	(3,500)	—	(3,500)
Balance at December 31, 2014	$34,736	$(2)	$34,734

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe, LLC (BNSF or the Company) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF’s principal, wholly-owned subsidiary is BNSF Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America with approximately 32,500 route miles (excluding multiple main tracks, yard tracks and sidings) in 28 states and also operates in three Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 31 percent, 28 percent, 22 percent and 19 percent, respectively, of total freight revenues for the year ended December 31, 2014. These Consolidated Financial Statements include BNSF, BNSF Railway and other majority-owned subsidiaries, all of which are separate legal entities.

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

3. Accounting Pronouncements

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition. ASU 2014-09 applies to most contracts with customers. Insurance and leasing contracts are excluded from the scope. ASU 2014-09 prescribes a five step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligation under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligation and (e) recognition of revenue as the identified performance obligation is satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for public companies in annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company has assessed the effects of this standard and does not expect it to have a material impact to the Consolidated Financial Statements. The Company will adopt the guidance and include appropriate disclosures related to revenue recognition in accordance with ASU 2014-09 in its interim report on Form 10-Q for the period ending March 31, 2017.

4. Derivative Activities

Fuel
Fuel costs represented 28 percent, 29 percent and 30 percent of total operating expenses during the years ended December 31, 2014, 2013 and 2012, respectively. The Company may enter into fuel hedge instruments from time to time; however, the Company had no unexpired hedge positions as of December 31, 2014, 2013 and 2012.

Derivative Activities
The Company had formally documented the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation included linking the derivatives that were designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assessed at the time a derivative contract was entered into, and at least quarterly thereafter, whether the derivative item was effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by authoritative accounting guidance related to derivatives and hedging, was recognized in current period earnings. For derivative instruments that were designated and qualified as cash flow hedges, the effective portion of the gain or loss on the derivative instrument was recorded in accumulated other comprehensive income / (loss) (AOCI) as a separate component of equity and reclassified into earnings in the period during which the hedge transaction affected earnings. Cash flows related to fuel derivatives were classified as operating activities in the Consolidated Statements of Cash Flows.

The effects of derivative instrument gains and losses for the years ended December 31, 2014, 2013 and 2012, were as follows (in millions):

Derivatives in ASC 815-20 Cash Flow Hedging Relationships
	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)
	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Fuel Contracts	$—	$—	$7
Total derivatives	$—	$—	$7

		Amount of Gain Recognized from AOCI into Income (Effective Portion)
	Location of Gain Recognized from AOCI into Income	Year Ended	Year Ended	Year Ended
		December 31, 2014	December 31, 2013	December 31, 2012
Fuel Contracts	Fuel expense	$—	$—	$25
Total derivatives		$—	$—	$25

		Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
	Location of Loss Recognized in Income on Derivatives	Year Ended	Year Ended	Year Ended
		December 31, 2014	December 31, 2013	December 31, 2012
Fuel Contracts	Fuel expense	$—	$—	$(3)
Total derivatives		$—	$—	$(3)
a  No portion of the loss was excluded from the assessment of hedge effectiveness for the periods then ended.

5. Income Taxes

Income tax expense was as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Current:
Federal	$1,190	$1,346	$1,204
State	169	206	141
Total current	1,359	1,552	1,345
Deferred:
Federal	852	609	591
State	89	(26)	69
Total deferred	941	583	660
Total	$2,300	$2,135	$2,005

Reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.7	2.0	2.5
Other, net	(0.4)	(1.0)	(0.2)
Effective tax rate	37.3%	36.0%	37.3%

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2014	December 31, 2013
Deferred tax liabilities:
Property and equipment	$(18,624)	$(17,727)
Hedging	(10)	(11)
Pension and retiree health and welfare benefits	—	(13)
Other	(353)	(347)
Total deferred tax liabilities	(18,987)	(18,098)
Deferred tax assets:
Compensation and benefits	335	371
Casualty and environmental	307	273
Intangible assets and liabilities	132	190
Long-term debt fair value adjustment under acquisition method accounting	117	141
Pension and retiree health and welfare benefits	202	—
Other	248	257
Total deferred tax assets	1,341	1,232
Net deferred tax liability	$(17,646)	$(16,866)

Non-current deferred income tax liability	$(18,001)	$(17,224)
Current portion of deferred income taxes	355	358
Net deferred tax liability	$(17,646)	$(16,866)
BNSF is included in the consolidated U.S. federal income tax return of Berkshire. BNSF’s tax expense and liabilities have been computed on a stand alone basis, and substantially all of its currently payable income taxes are remitted each quarter to Berkshire. See Note 14 to the Consolidated Financial Statements for information related to income taxes paid to Berkshire during 2014.

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

Uncertain Tax Positions
The amount of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 was $78 million, $56 million, and $48 million, respectively. The amount of unrecognized tax benefits at December 31, 2014 that would affect the Company’s effective tax rate if recognized was $43 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Beginning balance	$56	$48	$110
Additions for tax positions related to current year	16	16	12
Additions (reductions) for tax positions taken in prior years	13	1	(2)
Additions (reductions) for tax positions as a result of:
Settlements	(1)	1	(53)
Lapse of statute of limitations	(6)	(10)	(19)
Ending balance	$78	$56	$48

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations, the financial position or the cash flows of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. The Company had recorded a liability of approximately $8 million and $6 million for interest and penalties for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recognized an increase of approximately $3 million and a reduction of approximately $1 million and $8 million in interest and penalty expense, respectively.

6. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At December 31, 2014 and 2013, $56 million and $54 million, respectively, of such allowances had been recorded.

At December 31, 2014 and 2013, $35 million and $50 million, respectively, of accounts receivable were greater than 90 days old.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the corresponding ranges of estimated useful lives were as follows:

			2014
	December 31, 2014	December 31, 2013	Range of Estimated Useful Life
Land for transportation purposes	$5,983	$5,973	—
Track structure	19,562	18,207	15 – 50 years
Other roadway	23,026	21,891	5 – 100 years
Locomotives	6,621	5,241	5 – 33 years
Freight cars and other equipment	2,350	2,053	8 – 40 years
Computer hardware, software and other	522	257	5 – 9 years
Construction in progress	1,292	973	—
Total cost	59,356	54,595
Less accumulated depreciation and amortization	(3,550)	(2,232)
Property and equipment, net	$55,806	$52,363

The Consolidated Balance Sheets at December 31, 2014 and 2013, included $854 million, net of $374 million of amortization, and $910 million, net of $366 million of amortization, respectively, for property and equipment under capital leases, primarily for rolling stock.

The Company capitalized $30 million, $29 million and $24 million of interest for the years ended December 31, 2014, 2013 and 2012, respectively.

8. Goodwill and Other Intangible Assets and Liabilities

During the years ended December 31, 2014, 2013 and 2012, no impairment losses related to goodwill were incurred. As of December 31, 2014 and 2013, there were no accumulated impairment losses related to goodwill. For both the years ended
December 31, 2014 and 2013, the carrying values were $14,819 million and no additional goodwill was recognized.

Intangible assets and liabilities were as follows (in millions):

	As of December 31, 2014		As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$2,031	$1,519	$2,030	$1,209
Intangible liabilities	$2,056	$1,274	$2,056	$1,095
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

Amortization of intangible assets and liabilities was as follows (in millions):

	December 31, 2014	December 31, 2013
Amortization of intangible assets	$310	$310
Amortization of intangible liabilities	$179	$253

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
2015	$56	$115
2016	$33	$101
2017	$33	$96
2018	$31	$90
2019	$31	$27

9.   Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a VIE, with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of December 31, 2014 and 2013, the assets of the unconsolidated Partnership totaled approximately $330 million and $410 million, respectively. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table summarizes information related to this Partnership (in millions):

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Unamortized investment balance classified as Other Assets	$314	$376
Remaining commitment classified as Other Liabilities	$18	$18
Maximum exposure to loss	$314	$376

The remaining commitment of $18 million is expected to be paid in 2015.

10. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Compensation and benefits payable	$789	$821
Accounts payable	344	311
Property and income tax liabilities	330	290
Accrued interest	265	243
Rents and leases	158	161
Customer incentives	151	151
Casualty and environmental liabilities	140	145
Other	1,258	1,084
Total	$3,435	$3,206

11. Debt

Debt outstanding was as follows (in millions):

	December 31, 2014 [a]		December 31, 2013 [a]
Notes and debentures, due 2015 to 2097	$17,838	5.0%	$15,344	5.2%
Equipment obligations, due 2015 to 2027	96	5.5	122	5.7
Capitalized lease obligations, due 2015 to 2029	745	6.1	854	6.0
Mortgage bonds, due 2020 to 2047	81	4.5	82	4.5
Financing obligations, due 2015 to 2028	251	6.3	266	6.3
Unamortized fair value adjustment under acquisition method accounting, discount and other, net	269		338
Total	19,280		17,006
Less current portion of long-term debt	(366)	5.2%	(645)	6.8%
Long-term debt	$18,914		$16,361
a  Amounts represent debt outstanding and weighted average effective interest rates for 2014 and 2013, respectively. Maturities are as of December 31, 2014.

As of December 31, 2014, certain BNSF Railway properties and other assets were subject to liens securing $81 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of December 31, 2014, the Company was in compliance with these covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

The fair value of BNSF’s long-term debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs). Capital leases, interest rate hedges and unamortized gains on interest rate swaps have been excluded from the calculation of fair value for both 2014 and 2013.

The following table provides fair value information for the Company’s debt obligations including principal cash flows, related weighted average interest rates by contractual maturity dates and fair value. The Company had no outstanding variable rate debt at December 31, 2014.

	December 31, 2014
	Maturity Date						Total Including Capital Leases	Total Excluding Capital Leases [a,b]	Fair Value Excluding Capital Leases [b]
	2015	2016	2017	2018	2019	Thereafter
Fixed-rate debt (in millions)	$366	$376	$715	$720	$816	$16,287	$19,280	$18,471	$20,543
Average interest rate	5.2%	6.6%	5.7%	5.8%	4.8%	5.0%	5.0%
a Amount also excludes unamortized fair value adjustment under acquisition method accounting related to capital leases.
b Amount also excludes unamortized gains on interest rate swaps.

As of December 31, 2013, the fair value of fixed-rate debt excluding capital leases and unamortized gains on interest rate swaps was $16,507 million.

Notes and Debentures
2014
In August 2014, BNSF issued $700 million of 3.400 percent debentures due September 1, 2024 and $800 million of 4.550 percent debentures due September 1, 2044. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

In April 2014, the Board of Managers (the Board) of the Company authorized an additional $3 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the SEC. As of December 31, 2014, $1.75 billion remained authorized by the Board to be issued through the SEC debt shelf offering process.

In March 2014, BNSF issued $500 million of 3.750 percent debentures due April 1, 2024 and $1 billion of 4.900 percent debentures due April 1, 2044. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

2013
In August 2013, BNSF issued $800 million of 3.850 percent debentures due September 1, 2023 and $700 million of 5.150 percent debentures due September 1, 2043. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

In March 2013, BNSF issued $700 million of 3.000 percent debentures due March 15, 2023 and $800 million of 4.450 percent debentures due March 15, 2043. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

2012
In August 2012, BNSF issued $600 million of 3.050 percent debentures due September 1, 2022 and $650 million of 4.375 percent debentures due September 1, 2042. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

In March 2012, BNSF issued $625 million of 3.050 percent debentures due March 15, 2022 and $625 million of 4.400 percent debentures due March 15, 2042. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

Capital Leases
During the years 2014, 2013 and 2012, additions to capital leases were not material.

Guarantees
As of December 31, 2014, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2014, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount	[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$—		Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/A	[d]	N/A	[d]	N/A	[d]	3	$4	[c]
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

Variable Interest Entities - Leases
BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $3 billion as of December 31, 2014. The future minimum lease payments are included in future operating lease payments disclosed in Note 12.

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

12. Commitments and Contingencies

Lease Commitments
BNSF has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2014, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases	[a]
2015	$116	$562
2016	194	562
2017	76	507
2018	73	449
2019	71	421
Thereafter	430	1,882
Total	960	$4,383
Less amount representing interest	(215)
Present value of minimum lease payments	$745
a Excludes leases having non-cancelable lease terms of less than one year and per diem leases.

Lease rental expense for all operating leases, excluding per diem leases, was $628 million, $594 million and $629 million for the years ended December 31, 2014, 2013 and 2012, respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rentals were not significant.

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

Asbestos
The Company is party to a number of personal injury claims by employees and non-employees who may have been exposed to asbestos. The heaviest exposure for certain BNSF employees was due to work conducted in and around the use of steam locomotive engines that were phased out between the years of 1950 and 1967. However, other types of exposures, including exposure from locomotive component parts and building materials, continued after 1967 until they were substantially eliminated at BNSF by 1985.

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

•
An estimate of the future anticipated claims filing rate by type of disease (non-malignant, cancer and mesothelioma) was computed using the Company’s average historical claim filing rates observed in 2011-2014.

•	An estimate of the future anticipated dismissal rate by type of claim was computed using the Company’s historical average dismissal rates observed in 2010-2014.

•
An estimate of the future anticipated settlement by type of disease was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of incidence observed during 2010-2014.

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

The most sensitive assumptions for this accrual are the estimated future filing rates and estimated average claim values. Asbestos claim filings are typically sporadic and may include large batches of claims solicited by law firms. To reflect these factors, BNSF used a multi-year calibration period (i.e., average historical filing rates observed in 2011-2014) because it believed it would be most representative of its future claim experience. In addition, for non-malignant claims, the number of future claims to be filed against BNSF declines at a rate consistent with both mortality and age as there is a decreasing propensity to file a claim as the population ages. BNSF believes the average claim values by type of disease from the historical period 2010-2014 are most representative of future claim values. Non-malignant claims, which represent approximately 90 percent of the total number and 60 percent of the cost of estimated future asbestos claims, were priced by age of the projected claimants. Historically, the ultimate settlement value of these types of claims is most sensitive to the age of the claimant.

During the third quarters of 2014, 2013 and 2012, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In 2014, management recorded a decrease in expense of $2 million. In 2013, management determined that the liability remained appropriate and no change was recorded. In 2012, management recorded a decrease in expense of $15 million due primarily to favorable settlements. The Company plans to update its study again in the third quarter of 2015.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Beginning balance	$387	$462	$540
Accruals	61	21	58
Payments	(73)	(96)	(136)
Ending balance	$375	$387	$462

At December 31, 2014 and 2013, $80 million and $85 million were included in current liabilities, respectively. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $330 million to $440 million. However, BNSF believes that the $375 million recorded at December 31, 2014, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company
The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in time deposits and money market accounts. At December 31, 2014, there was approximately $485 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $480 million at December 31, 2013.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 230 sites, including 16 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of December 31, 2014 and 2013 was $15 million and $13 million, respectively.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Beginning balance	$435	$458	$570
Accruals	13	19	(17)
Payments	(44)	(42)	(95)
Ending balance	$404	$435	$458

At December 31, 2014 and 2013, $60 million was included in current liabilities.

During the third quarters of 2014, 2013 and 2012, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2014, 2013 and 2012, management recorded additional expense of $5 million, $12 million and $3 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2015.

In 2012, settlements with various parties resulted in reductions in expense of approximately $30 million.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2014, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $305 million to $540 million. However, BNSF believes that the $404 million recorded at December 31, 2014, is the best estimate of the Company’s future obligation for environmental costs.

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

Components of the net (benefit) cost for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Service cost	$38	$47	$39
Interest cost	95	89	100
Expected return on plan assets	(134)	(124)	(118)
Amortization of prior service credits	(1)	—	—
Amortization of net loss	1	17	10
Settlements	(1)	(1)	—
Net (benefit) cost recognized	$(2)	$28	$31

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Service cost	$1	$1	$1
Interest cost	11	12	13
Amortization of prior service credits	(2)	(1)	—
Amortization of net loss	1	5	1
Net cost recognized	$11	$17	$15

The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following table shows the change in projected benefit obligation (in millions):

	Pension Benefits
Change in Benefit Obligation	December 31, 2014	December 31, 2013
Projected benefit obligation at beginning of period	$2,220	$2,517
Service cost	38	47
Interest cost	95	89
Actuarial loss (gain)	256	(234)
Plan amendment	—	(7)
Benefits paid	(141)	(176)
Administrative expenses	(1)	(1)
Settlements	(15)	(15)
Projected benefit obligation at end of period	2,452	2,220
Component representing future salary increases	(146)	(106)
Accumulated benefit obligation at end of period	$2,306	$2,114

	Retiree Health and Welfare Benefits
Change in Benefit Obligation	December 31, 2014	December 31, 2013
Projected benefit obligation at beginning of period	$272	$314
Service cost	1	1
Interest cost	11	12
Plan participants’ contributions	6	3
Actuarial loss (gain)	13	(29)
Prior service credits	—	(7)
Benefits paid	(23)	(22)
Projected benefit obligation at end of period	$280	$272

BNSF’s pension plans had plan assets in excess of accumulated benefit obligation and projected benefit obligations in excess of plan assets at December 31, 2014 and plan assets in excess of accumulated and projected benefit obligations at December 31, 2013.

The following tables show the change in plan assets of the plans (in millions):

	Pension Benefits
Change in Plan Assets	December 31, 2014	December 31, 2013
Fair value of plan assets at beginning of period	$2,490	$2,014
Actual return on plan assets	(3)	625
Employer contributions[a]	12	43
Benefits paid	(141)	(176)
Administrative expenses	(1)	(1)
Settlements	(15)	(15)
Fair value of plan assets at measurement date	$2,342	$2,490
a  Other than contributions to the BNSF Retirement Plan, employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

	Retiree Health and Welfare Benefits
Change in Plan Assets	December 31, 2014	December 31, 2013
Fair value of plan assets at beginning of period	$—	$—
Employer contributions[a]	17	19
Plan participants’ contributions	6	3
Benefits paid	(23)	(22)
Fair value of plan assets at measurement date	$—	$—
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status, defined as plan assets less the projected benefit obligation (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Funded status (plan assets less projected benefit obligations)	$(110)	$270	$(280)	$(272)

Of the combined pension and retiree health and welfare benefits liability of $390 million and $2 million recognized as of December 31, 2014 and 2013, respectively, $30 million was included in other current liabilities as of both December 31, 2014 and 2013, and $26 million and $390 million were included in other assets at December 31, 2014 and 2013, respectively.

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to accumulated other comprehensive income / (loss) (AOCI). The following table shows the pre-tax change in AOCI attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits
	Year Ended	Year Ended	Year Ended
Change in AOCI	December 31, 2014	December 31, 2013	December 31, 2012
Beginning balance	$427	$(330)	$(311)
Amortization of net loss	1	17	10
Amortization of prior service credits	(1)	—	—
Plan amendment	—	7	—
Actuarial (loss) gain	(392)	734	(29)
Settlements	(1)	(1)	—
Ending balance	$34	$427	$(330)

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
Change in AOCI	December 31, 2014	December 31, 2013	December 31, 2012
Beginning balance	$(20)	$(60)	$(35)
Amortization of net loss	1	5	1
Amortization of prior service credits	(2)	(1)	—
Plan amendment	—	—	5
Prior service credits	—	7	—
Actuarial (loss) gain	(13)	29	(31)
Ending balance	$(34)	$(20)	$(60)

Approximately $1 million, net of tax, of the actuarial losses and less than $1 million, net of tax, of the prior service credits from defined benefit pension plans in AOCI are required to be amortized into net periodic benefit cost over the next fiscal year. Approximately $1 million, net of tax, of the actuarial losses and prior service credits from retiree health and welfare benefit plans in AOCI are required to be amortized into net periodic benefit cost over the next fiscal year. Pre-tax amounts currently recognized in AOCI consist of the following (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2014	2013	2014	2013
Net gain (loss)	$29	$420	$(43)	$(31)
Plan amendment	6	7	5	5
Prior service costs	—	—	4	6
Settlements	(1)	—	—	—
Pre-tax amount recognized in AOCI at December 31,	$34	$427	$(34)	$(20)
After-tax amount recognized in AOCI at December 31,	$21	$263	$(21)	$(12)

The assumptions used in accounting for the BNSF plans were as follows:

	Pension Benefits
	Year Ended	Year Ended	Year Ended
Assumptions Used to Determine Net Cost	December 31, 2014	December 31, 2013	December 31, 2012
Discount rate	4.50%	3.75%	4.50%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%
Rate of compensation increase	3.80%	3.80%	3.80%

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
Assumptions Used to Determine Net Cost	December 31, 2014	December 31, 2013	December 31, 2012
Discount rate	4.50%	3.75%	4.50%
Rate of compensation increase	3.80%	3.80%	3.80%

	Pension Benefits		Retiree Health and Welfare Benefits
Assumptions Used to Determine Benefit Obligations	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Discount rate	3.79%	4.50%	3.69%	4.50%
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

BNSF determined the discount rate based on a yield curve that utilizes year-end market yields of high-quality corporate bonds whose maturities match expected payments. The discount rate used for the 2015 calculation of net benefit cost decreased to 3.79 percent for pension and 3.69 percent for retiree health and welfare benefits, which reflects market conditions at the December 31, 2014, measurement date.

In October 2014, the Society of Actuaries (SOA) released the final report of the RP-2014 mortality tables, which BNSF utilized in the calculation of its December 31, 2014 liabilities. At December 31, 2013, BNSF's liabilities were calculated utilizing the RP-2000 mortality tables. The adoption of new mortality tables increased BNSF's pension and retiree health and welfare benefits liabilities by $65 million and $5 million, respectively.

Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations, while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities. The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Generally, past investment returns are not given significant consideration when establishing assumptions for expected long-term rates of returns on plan assets. Actual experience will differ from the assumed rates. The expected rate of return on plan assets was 6.75 percent for 2014 and will be 6.60 percent for 2015.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and rate of return on plan assets:

Sensitivity Analysis
	Change in Net Benefit Cost
Hypothetical Discount Rate Change	Pension			Retiree Health and Welfare
50 basis point decrease	$3	million	increase	$1	million	increase
50 basis point increase	$1	million	decrease	$1	million	decrease
Hypothetical Rate of Return on Plan Assets Change	Pension
50 basis point decrease	$10	million	increase
50 basis point increase	$10	million	decrease

The following table presents assumed health care cost trend rates:

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Assumed health care cost trend rate for next year (participants over 65)[a]	3.00%	3.00%	3.00%
Assumed health care cost trend rate for next year (participants under 65)	7.90%	8.20%	8.40%
Rate to which health care cost trend rate for participants under 65 is expected to decline and remain	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2028	2028	2028
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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$21	$(18)

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

(iii) Registered investment companies and common/collective trusts are valued at the daily net asset value of shares held at year end. Net asset value is considered a Level 1 input if net asset value is computed daily and redemptions at this value are available to all shareholders without restriction. Net asset value is considered a Level 2 input if the fund may restrict share redemptions under limited circumstances or if net asset value is not computed daily. Net asset value is considered a Level 3 input if shares could not be redeemed on the reporting date and net asset value can not be corroborated by trading activity.

The following table summarizes the investments of BNSF’s funded pension plans as of December 31, 2014, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2014	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Equity securities:[b]
U.S.	$2,091	$2,091	$—	$—
International	77	77	—	—
Corporate debt securities	30	—	30	—
Registered investment companies	28	28	—	—
U.S. government debt securities	13	—	13	—
Collateralized obligations and mortgage backed securities (MBS)	6	—	6	—
Cash and cash equivalents	97	—	97	—
Total[c]	$2,342	$2,196	$146	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2014, three equity securities each exceeded 10 percent of total plan assets.  These investments represent approximately 43 percent of total plan assets.
c Excludes less than $1 million accrued for dividend and interest receivable.

Comparative Prior Year Information
The following table summarizes the investments of BNSF’s funded pension plans as of December 31, 2013, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2013	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
U.S. equity securities [b]	$2,240	$2,240	$—	$—
Corporate debt securities	16	—	16	—
Registered investment companies	60	60	—	—
U.S. government debt securities	10	—	10	—
Collateralized obligations and mortgage backed securities (MBS)	2	—	2	—
Cash and cash equivalents	162	—	162	—
Total [c]	$2,490	$2,300	$190	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2013, four U.S. equity securities each exceeded 10 percent of total plan assets.  These investments represented approximately 62 percent of total plan assets.
c Excludes $1 million accrued for dividend and interest receivable.

The table below sets forth a summary of changes in the fair value of Level 3 assets held by BNSF’s funded pension plans for the year ended December 31, 2013 (in millions):

Level 3 Inputs	Total	Real Estate
Balance as of December 31, 2012	$32	$32
Purchases, sales and settlements	(32)	(32)
Balance as of December 31, 2013	$—	$—

The Company is not required to make contributions to the BNSF Retirement Plan in 2015. The Company is required to make contributions of less than $1 million to its other funded pension plans. The Company expects to make benefit payments in 2015 of $9 million from its unfunded non-qualified pension plan.

The following table shows expected benefit payments from its defined benefit pension plans and expected claim payments for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments	[a]	Expected Retiree Health and Welfare Payments
2015	$167		$21
2016	$156		$21
2017	$155		$20
2018	$153		$20
2019	$149		$19
2020-2024	$692		$86
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Defined Contribution Plans
BNSF sponsors qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matched 75 percent of the first six percent of non-union employees’ contributions and matched 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Employer contributions are subject to a five-year length of service vesting schedule. BNSF’s 401(k) matching expense was $36 million, $34 million and $32 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Other
Under collective bargaining agreements, BNSF participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $65 million, $65 million and $71 million during the years ended December 31, 2014, 2013 and 2012, respectively. The average number of employees covered under these plans were 40 thousand, 37 thousand and 36 thousand during the years ended December 31, 2014, 2013 and 2012, respectively.

14. Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the years ended December 31, 2014, 2013 and 2012, the Company declared and paid distributions of $3.5 billion, $4 billion and $3.75 billion, respectively, to its parent company. For the years ended December 31, 2014, 2013 and 2012, the Company received tax refunds of $104 million, $8 million and $0 million, respectively, from Berkshire, and made cash payments of $1,253 million, $1,560 million and $1,033 million, respectively, for income taxes to Berkshire.

BNSF engages in various arm's-length transactions with affiliates in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to affiliates and expenditures to affiliates (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Revenues	$148	$150	$50
Expenditures	$20	$20	$23

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

A summary of the status of stock options is presented below (options in thousands, aggregate intrinsic value in millions):

	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2013	5,450	$59.78	3.77	$320
Exercised	(1,581)	60.43
Cancelled	(1)	78.43
Balance at December 31, 2014	3,868	$59.51	3.26	$351
Options exercisable at December 31, 2014	3,868	$59.51	3.26	$351

The total intrinsic value of options exercised was $111 million, $75 million and $95 million during the years ended December 31, 2014, 2013 and 2012, respectively.

16. Accumulated Other Comprehensive Income

The following table provides the changes of AOCI by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2013	$251	$(6)	$245
Other comprehensive income before reclassifications	(250)	4	(246)
Amounts reclassified from AOCI	(1)	—	(1)
Balance at December 31, 2014	$—	$(2)	$(2)

Balance at December 31, 2012	$(241)	$(4)	$(245)
Other comprehensive income before reclassifications	478	(2)	476
Amounts reclassified from AOCI	14	—	14
Balance at December 31, 2013	$251	$(6)	$245
a Amounts are net of tax. See Note 13 for additional details.

Reclassifications out of AOCI[b]
	Year Ended	Year Ended
Details about AOCI Components	December 31, 2014	December 31, 2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$(2)	$(22)	[c]
Prior service costs	3	1	[c]
	1	(21)	Total before tax
	—	7	Tax (expense) / benefit
Total reclassifications for the period	$1	$(14)	Net of tax
b Amounts in parenthesis indicate debits in the income statement.
c This component is included in the computation of net periodic pension and retiree health and welfare cost (see Note 13 for additional details).

17. Quarterly Financial Data—Unaudited

Dollars in millions

2014	Fourth	Third	Second	First
Revenues	$6,176	$5,881	$5,735	$5,447
Operating income	$2,097	$1,868	$1,680	$1,368
Net income	$1,194	$1,035	$916	$724

2013	Fourth	Third	Second	First
Revenues	$5,757	$5,651	$5,322	$5,284
Operating income	$1,882	$1,740	$1,577	$1,468
Net income	$1,122	$989	$884	$798

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

Management assessed the effectiveness of BNSF’s internal control over financial reporting as of December 31, 2014. In making this assessment, management adopted and used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that as of December 31, 2014, BNSF’s internal control over financial reporting was effective based on those criteria.

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

None.

Part III

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
The following table presents the fees incurred by BNSF, including its majority-owned subsidiaries, for services provided by Deloitte & Touche LLP, the independent registered public accounting firm, for the twelve months ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Audit fees	$2,217	$2,200
Audit-related fees	59	—
Tax fees	—	—
All other fees	16	15
Total	$2,292	$2,215

Audit Fees
Audit fees consist of professional services for audits of financial statements, quarterly reviews, internal control reviews, comfort letters provided in conjunction with the issuance of debt, and agreed-upon procedures performed on the Annual Report R-1 filed by BNSF Railway with the Surface Transportation Board.

Audit-Related Fees
Audit-related fees consist of agreed-upon procedures.

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit and tax planning for specific transactions or potential transactions of the Company. No tax fees were billed in 2014.

All Other Fees
All other fees consist of subscription-related fees.

Pre-Approval Policies and Procedures
The Registrant is an indirect, wholly-owned subsidiary of Berkshire Hathaway Inc. and does not have an audit committee. During 2014 and 2013, the Audit Committee of Berkshire Hathaway Inc. pre-approved all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

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

Burlington Northern Santa Fe, LLC
		By:	/s/ Matthew K. Rose
Dated:	February 27, 2015		Matthew K. Rose Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe, LLC and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose	Chairman and Chief Executive Officer
Matthew K. Rose	(Principal Executive Officer), and Manager

/s/ Carl R. Ice	President and Chief Operating Officer
Carl R. Ice	(Principal Executive Officer), and Manager

/s/ Julie A. Piggott	Executive Vice President and Chief Financial Officer
Julie A. Piggott	(Principal Financial Officer), and Manager

/s/ Jon I. Stevens	Vice President and Controller
Jon I. Stevens	(Principal Accounting Officer)

/s/ Stevan B. Bobb	Manager
Stevan B. Bobb

/s/ Warren E. Buffett*	Manager
Warren E. Buffett

/s/ Gregory C. Fox	Manager
Gregory C. Fox

/s/ Marc D. Hamburg*	Manager
Marc D. Hamburg

/s/ Roger Nober	Manager
Roger Nober

		*By:	/s/ Judy K. Carter
Dated:	February 27, 2015		Judy K. Carter Secretary

S-1

Burlington Northern Santa Fe, LLC and Subsidiaries
Exhibit Index

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
	2.1	Agreement and Plan of Merger by and among Berkshire Hathaway Inc., R Acquisition Company, LLC, and Burlington Northern Santa Fe Corporation, dated November 2, 2009. Ø	8-K	11/3/2009	1-11535	2.1
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	1-11535	3.1
	3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010.	8-K	2/16/2010	1-11535	3.4
	3.3	Written Consent of the Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Operating Agreement.	8-K	4/8/2010	1-11535	3.1
(4)	Instruments defining the rights of security holders, including indentures
	4.1	Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee.	S-3	2/8/1999	333-72013	4
	4.2	Form of BNSF’s 6 3/4% Debentures Due March 15, 2029.	10-K	3/31/1999	1-11535	4.3
	4.3	Form of BNSF’s 6.70% Debentures Due August 1, 2028.	10-K	3/31/1999	1-11535	4.4
	4.4	Form of BNSF’s 8.125% Debentures Due April 15, 2020.	10-K	2/12/2001	1-11535	4.6
	4.5	Form of BNSF’s 7.95% Debentures Due August 15, 2030.	10-K	2/12/2001	1-11535	4.7
	4.6	Officers’ Certificate of Determination as to the terms of BNSF’s 4.875% Notes Due January 15, 2015, including Exhibit A thereto, the form of the Notes.	8-K	12/9/2004	1-11535	4.1
	4.7	Indenture, dated as of December 8, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	S-3 ASR	12/8/2005	333-130214	4.1
	4.8	Certificate of Trust of BNSF Funding Trust I, executed and filed by U.S. Bank Trust National Association, Linda Hurt and James Gallegos, as Trustees.	S-3 ASR	12/8/2005	333-130214	4.3
	4.9	Amended and Restated Declaration of Trust of BNSF Funding Trust I, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.4
	4.10	Guarantee Agreement between BNSF and U.S. Bank Trust National Association, as Guarantee Trustee, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.5
	4.11	First Supplemental Indenture, dated as of December 15, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	8-K	12/15/2005	1-11535	4.6
	4.12	Agreement as to Expenses and Liabilities dated as of December 15, 2005, between BNSF and BNSF Funding Trust I.	8-K	12/15/2005	1-11535	4.4 (Exhibit C)
	4.13	Form of BNSF Funding Trust I’s 6.613% Trust Preferred Securities.	8-K	12/15/2005	1-11535	4.4 (Exhibit D)
	4.14	Officer’s Certificate of Determination as to the terms of BNSF’s 6.20% Debentures Due August 15, 2036, including the form of the Debentures.	10-Q	10/24/2006	1-11535	4.1
	4.15	First Supplemental Indenture, dated as of April 13, 2007, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Trust Company, N.A., as Trustee.	8-K	4/13/2007	1-11535	4.1
	4.16	Officer’s Certificate of Determination as to the terms of BNSF’s 5.65% Debentures due May 1, 2017, and 6.15% Debentures Due May 1, 2037, including the forms of the Debentures.	8-K	4/13/2007	1-11535	4.2
	4.17	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/14/2008	1-11535	4.1

Ø	References to BNSF refer to Burlington Northern Santa Fe Corporation for all periods through February 12, 2010, and to Burlington Northern Santa Fe, LLC for all periods on or after February 13, 2010.

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.18	Officer’s Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 18, 2018, including the form of the Notes.	8-K	3/14/2008	1-11535	4.2
4.19	Third Supplemental Indenture, dated as of December 3, 2008, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/3/2008	1-11535	4.1
4.20	Officer’s Certificate of Determination as to the terms of BNSF’s 7.00% Debentures due February 1, 2014.	8-K	12/3/2008	1-11535	4.2
4.21	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee including the form of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.1
4.22	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.2
4.23	Fifth Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	2/16/2010	1-11535	4.1
4.24	Second Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and U.S. Bank Trust National Association.	8-K	2/16/2010	1-11535	4.2
4.25	Sixth Supplemental Indenture, dated as of May 17, 2010, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/17/2010	1-11535	4.1
4.26	Certificate of Determination as to the terms of BNSF’s 5.75% Debentures due May 1, 2040.	8-K	5/17/2010	1-11535	4.2
4.27	Seventh Supplemental Indenture, dated as of September 10, 2010, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/10/2010	1-11535	4.1
4.28	Certificate of Determination as to the terms of BNSF’s 3.60% Debentures due September 1, 2020 and 5.05% Debentures due March 1, 2041.	8-K	9/10/2010	1-11535	4.2
4.29	Eighth Supplemental Indenture, dated as of May 19, 2011, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/19/2011	1-11535	4.1
4.30	Certificate of Determination as to the terms of BNSF's 4.10% Debentures due June 1, 2021 and 5.40% Debentures due June 1, 2041.	8-K	5/19/2011	1-11535	4.2
4.31	Ninth Supplemental Indenture, dated as of August 22, 2011, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2011	1-11535	4.1
4.32	Certificate of Determination as to the terms of BNSF's 3.45% Debentures due September 15, 2021 and 4.95% Debentures due September 15, 2041.	8-K	8/22/2011	1-11535	4.2
4.33	Tenth Supplemental Indenture, dated as of March 2, 2012, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/2/2012	1-11535	4.1
4.34	Certificate of Determination as to the terms of BNSF's 3.05% Debentures due March 15, 2022 and 4.40% Debentures due March 15, 2042.	8-K	3/2/2012	1-11535	4.2
4.35	Eleventh Supplemental Indenture, dated as of August 23, 2012, to Indenture dated as of December 1, 1995 between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/23/2012	1-11535	4.1
4.36	Certificate of Determination as to the terms of BNSF's 3.050% Debentures due September 1, 2022 and 4.375% Debentures due September 1, 2042.	8-K	8/23/2012	1-11535	4.2
4.37	Twelfth Supplemental Indenture, dated as of March 12, 2013, to Indenture dated as of December 1, 1995 between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/12/2013	1-11535	4.1

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
	4.38	Certificate of Determination as to the terms of BNSF's 3.00% Debentures due March 15, 2023 and 4.45% Debentures due March 15, 2043.	8-K	3/12/2013	1-11535	4.2
	4.39	Thirteenth Supplemental Indenture, dated as of August 22, 2013, to Indenture dated December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2013	1-11535	4.1
	4.40	Certificate of Determination as to the terms of BNSF's 3.850% Debentures due September 1, 2023 and 5.150% Debentures due September 1, 2043.	8-K	8/22/2013	1-11535	4.2
	4.41	Fourteenth Supplemental Indenture, dated as of March 7, 2014, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/7/2014	1-11535	4.1
	4.42	Certificate of Determination as to the terms of BNSF’s 3.750% Debentures due April 1, 2024 and 4.900% Debentures due April 1, 2044.	8-K	3/7/2014	1-11535	4.2
	4.43	Fifteenth Supplemental Indenture, dated as of August 18, 2014, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/18/2014	1-11535	4.1
	4.44	Certificate of Determination as to the terms of BNSF’s 3.400% Debentures due September 1, 2024 and 4.550% Debentures due September 1, 2044.	8-K	8/18/2014	1-11535	4.2

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
   Document
   101.LAB - XBRL Taxonomy Extension Label Linkbase
   Document
   101.PRE - XBRL Taxonomy Extension Presentation
   Linkbase Document

The following financial information from Burlington Northern Santa Fe, LLC's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL includes: (i) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012, and (v) the Notes to the Consolidated Financial Statements. ‡

		8-K	3/12/2013	1-11535	4.2

‡	Filed herewith

E-4