Form 10-K/A
period 2014-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2015-03-03
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

i

Burlington Northern Santa Fe, LLC

Form 10-K/A Amendment No. 1
Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Burlington Northern Santa Fe, LLC (the “Company”) for the fiscal year ended December 31, 2014, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2015 (the “Original Filing”), is being filed solely to insert the conformed signature of our independent auditors on their Report of Independent Registered Public Accounting Firm with respect to the audited financial statements of the Company included in the Original Filing, as required by Rule 2-02(a)(2) of Regulation S-X, which conformed signature was inadvertently omitted from the Original Filing.
Except for the foregoing amended information, this Form 10-K/A does not amend or update any other information contained in the Original Filing.

ii

Part II

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

Burlington Northern Santa Fe, LLC
		By:	/s/ Matthew K. Rose*
Dated:	March 3, 2015		Matthew K. Rose Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe, LLC and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose*	Chairman and Chief Executive Officer
Matthew K. Rose	(Principal Executive Officer), and Manager

/s/ Carl R. Ice*	President and Chief Operating Officer
Carl R. Ice	(Principal Executive Officer), and Manager

/s/ Julie A. Piggott	Executive Vice President and Chief Financial Officer
Julie A. Piggott	(Principal Financial Officer), and Manager

/s/ Jon I. Stevens	Vice President and Controller
Jon I. Stevens	(Principal Accounting Officer)

/s/ Stevan B. Bobb*	Manager
Stevan B. Bobb

/s/ Warren E. Buffett*	Manager
Warren E. Buffett

/s/ Gregory C. Fox*	Manager
Gregory C. Fox

/s/ Marc D. Hamburg*	Manager
Marc D. Hamburg

/s/ Roger Nober*	Manager
Roger Nober

		*By:	/s/ Julie A. Piggott
Dated:	March 3, 2015		Julie A. Piggott Executive Vice President and Chief Financial Officer