Form 10-K/A
period 2014-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2015-03-04
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 2
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

i

Burlington Northern Santa Fe, LLC

Form 10-K/A Amendment No. 2
Explanatory Note

This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of Burlington Northern Santa Fe, LLC (the “Company”) for the year ended December 31, 2014, which Form 10-K was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2015 and subsequently amended, is being filed to further amend the  Form 10-K/A Amendment No. 1, filed with the SEC on March 3, 2015, to include updated principal officers' certification exhibits pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.
Except for the foregoing amended information, this Form 10-K/A does not amend or update any other information contained in the Form 10-K, as amended.

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
See Index to Exhibits beginning on page 37 for a description of the exhibits filed as a part of this Report on Form
10-K/A.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Santa Fe, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Burlington Northern Santa Fe, LLC
		By:	/s/ Matthew K. Rose*
Dated:	March 4, 2015		Matthew K. Rose Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe, LLC and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose*	Chairman and Chief Executive Officer
Matthew K. Rose	(Principal Executive Officer), and Manager

/s/ Carl R. Ice*	President and Chief Operating Officer
Carl R. Ice	(Principal Executive Officer), and Manager

/s/ Julie A. Piggott	Executive Vice President and Chief Financial Officer
Julie A. Piggott	(Principal Financial Officer), and Manager

/s/ Jon I. Stevens	Vice President and Controller
Jon I. Stevens	(Principal Accounting Officer)

/s/ Stevan B. Bobb*	Manager
Stevan B. Bobb

/s/ Warren E. Buffett*	Manager
Warren E. Buffett

/s/ Gregory C. Fox*	Manager
Gregory C. Fox

/s/ Marc D. Hamburg*	Manager
Marc D. Hamburg

/s/ Roger Nober*	Manager
Roger Nober

		*By:	/s/ Julie A. Piggott
Dated:	March 4, 2015		Julie A. Piggott Executive Vice President and Chief Financial Officer

Burlington Northern Santa Fe, LLC and Subsidiaries
Exhibit Index

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
	2.1	Agreement and Plan of Merger by and among Berkshire Hathaway Inc., R Acquisition Company, LLC, and Burlington Northern Santa Fe Corporation, dated November 2, 2009. Ø	8-K	11/3/2009	1-11535	2.1
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	1-11535	3.1
	3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010.	8-K	2/16/2010	1-11535	3.4
	3.3	Written Consent of the Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Operating Agreement.	8-K	4/8/2010	1-11535	3.1
(4)	Instruments defining the rights of security holders, including indentures
	4.1	Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee.	S-3	2/8/1999	333-72013	4
	4.2	Form of BNSF’s 6 3/4% Debentures Due March 15, 2029.	10-K	3/31/1999	1-11535	4.3
	4.3	Form of BNSF’s 6.70% Debentures Due August 1, 2028.	10-K	3/31/1999	1-11535	4.4
	4.4	Form of BNSF’s 8.125% Debentures Due April 15, 2020.	10-K	2/12/2001	1-11535	4.6
	4.5	Form of BNSF’s 7.95% Debentures Due August 15, 2030.	10-K	2/12/2001	1-11535	4.7
	4.6	Officers’ Certificate of Determination as to the terms of BNSF’s 4.875% Notes Due January 15, 2015, including Exhibit A thereto, the form of the Notes.	8-K	12/9/2004	1-11535	4.1
	4.7	Indenture, dated as of December 8, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	S-3 ASR	12/8/2005	333-130214	4.1
	4.8	Certificate of Trust of BNSF Funding Trust I, executed and filed by U.S. Bank Trust National Association, Linda Hurt and James Gallegos, as Trustees.	S-3 ASR	12/8/2005	333-130214	4.3
	4.9	Amended and Restated Declaration of Trust of BNSF Funding Trust I, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.4
	4.10	Guarantee Agreement between BNSF and U.S. Bank Trust National Association, as Guarantee Trustee, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.5
	4.11	First Supplemental Indenture, dated as of December 15, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	8-K	12/15/2005	1-11535	4.6
	4.12	Agreement as to Expenses and Liabilities dated as of December 15, 2005, between BNSF and BNSF Funding Trust I.	8-K	12/15/2005	1-11535	4.4 (Exhibit C)
	4.13	Form of BNSF Funding Trust I’s 6.613% Trust Preferred Securities.	8-K	12/15/2005	1-11535	4.4 (Exhibit D)
	4.14	Officer’s Certificate of Determination as to the terms of BNSF’s 6.20% Debentures Due August 15, 2036, including the form of the Debentures.	10-Q	10/24/2006	1-11535	4.1
	4.15	First Supplemental Indenture, dated as of April 13, 2007, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Trust Company, N.A., as Trustee.	8-K	4/13/2007	1-11535	4.1
	4.16	Officer’s Certificate of Determination as to the terms of BNSF’s 5.65% Debentures due May 1, 2017, and 6.15% Debentures Due May 1, 2037, including the forms of the Debentures.	8-K	4/13/2007	1-11535	4.2
	4.17	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/14/2008	1-11535	4.1

Ø	References to BNSF refer to Burlington Northern Santa Fe Corporation for all periods through February 12, 2010, and to Burlington Northern Santa Fe, LLC for all periods on or after February 13, 2010.

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.18	Officer’s Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 18, 2018, including the form of the Notes.	8-K	3/14/2008	1-11535	4.2
4.19	Third Supplemental Indenture, dated as of December 3, 2008, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/3/2008	1-11535	4.1
4.20	Officer’s Certificate of Determination as to the terms of BNSF’s 7.00% Debentures due February 1, 2014.	8-K	12/3/2008	1-11535	4.2
4.21	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee including the form of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.1
4.22	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.2
4.23	Fifth Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	2/16/2010	1-11535	4.1
4.24	Second Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and U.S. Bank Trust National Association.	8-K	2/16/2010	1-11535	4.2
4.25	Sixth Supplemental Indenture, dated as of May 17, 2010, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/17/2010	1-11535	4.1
4.26	Certificate of Determination as to the terms of BNSF’s 5.75% Debentures due May 1, 2040.	8-K	5/17/2010	1-11535	4.2
4.27	Seventh Supplemental Indenture, dated as of September 10, 2010, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/10/2010	1-11535	4.1
4.28	Certificate of Determination as to the terms of BNSF’s 3.60% Debentures due September 1, 2020 and 5.05% Debentures due March 1, 2041.	8-K	9/10/2010	1-11535	4.2
4.29	Eighth Supplemental Indenture, dated as of May 19, 2011, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/19/2011	1-11535	4.1
4.30	Certificate of Determination as to the terms of BNSF's 4.10% Debentures due June 1, 2021 and 5.40% Debentures due June 1, 2041.	8-K	5/19/2011	1-11535	4.2
4.31	Ninth Supplemental Indenture, dated as of August 22, 2011, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2011	1-11535	4.1
4.32	Certificate of Determination as to the terms of BNSF's 3.45% Debentures due September 15, 2021 and 4.95% Debentures due September 15, 2041.	8-K	8/22/2011	1-11535	4.2
4.33	Tenth Supplemental Indenture, dated as of March 2, 2012, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/2/2012	1-11535	4.1
4.34	Certificate of Determination as to the terms of BNSF's 3.05% Debentures due March 15, 2022 and 4.40% Debentures due March 15, 2042.	8-K	3/2/2012	1-11535	4.2
4.35	Eleventh Supplemental Indenture, dated as of August 23, 2012, to Indenture dated as of December 1, 1995 between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/23/2012	1-11535	4.1
4.36	Certificate of Determination as to the terms of BNSF's 3.050% Debentures due September 1, 2022 and 4.375% Debentures due September 1, 2042.	8-K	8/23/2012	1-11535	4.2
4.37	Twelfth Supplemental Indenture, dated as of March 12, 2013, to Indenture dated as of December 1, 1995 between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/12/2013	1-11535	4.1

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
	4.38	Certificate of Determination as to the terms of BNSF's 3.00% Debentures due March 15, 2023 and 4.45% Debentures due March 15, 2043.	8-K	3/12/2013	1-11535	4.2
	4.39	Thirteenth Supplemental Indenture, dated as of August 22, 2013, to Indenture dated December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2013	1-11535	4.1
	4.40	Certificate of Determination as to the terms of BNSF's 3.850% Debentures due September 1, 2023 and 5.150% Debentures due September 1, 2043.	8-K	8/22/2013	1-11535	4.2
	4.41	Fourteenth Supplemental Indenture, dated as of March 7, 2014, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/7/2014	1-11535	4.1
	4.42	Certificate of Determination as to the terms of BNSF’s 3.750% Debentures due April 1, 2024 and 4.900% Debentures due April 1, 2044.	8-K	3/7/2014	1-11535	4.2
	4.43	Fifteenth Supplemental Indenture, dated as of August 18, 2014, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/18/2014	1-11535	4.1
	4.44	Certificate of Determination as to the terms of BNSF’s 3.400% Debentures due September 1, 2024 and 4.550% Debentures due September 1, 2044.	8-K	8/18/2014	1-11535	4.2

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

(10)	Material Contracts
	10.23	Replacement Capital Covenant, dated as of December 15, 2005, by BNSF in favor of and for the benefit of each Covered Debtholder (as defined therein).	10-K	2/17/2006	1-11535	10.41
(12)	Statements re: Computation of Ratios
	12.1	Computation of Ratio of Earnings to Fixed Charges.	10-K	2/27/2015	1-11535	12.1
(23)	Consents of experts and counsel
	23.1	Consent of Deloitte & Touche LLP.	10-K	2/27/2015	1-11535	23.1
(24)	Power of Attorney
	24.1	Power of Attorney.	10-K	2/27/2015	1-11535	24.1
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Principal Executive Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). ‡
	31.2	Principal Financial Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). ‡
(32)	Section 1350 Certifications
	32.1	Certification Pursuant to Rule 13a-14(b) and 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). ‡

‡	Filed herewith

Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
(101)	XBRL-Related Documents
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

		10-K	2/27/2015	1-11535