Form 10-Q
period 2015-03-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2015-05-01
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2015
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
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$5,602	$5,447

Operating expenses:
Compensation and benefits	1,338	1,218
Fuel	713	1,159
Purchased services	648	653
Depreciation and amortization	496	515
Equipment rents	191	215
Materials and other	322	319
Total operating expenses	3,708	4,079
Operating income	1,894	1,368
Interest expense	217	196
Other expense, net	5	3

Income before income taxes	1,672	1,169
Income tax expense	627	445
Net income	$1,045	$724

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$1,045	$724

Other comprehensive income:
Change in accumulated other comprehensive income of equity method investees	(1)	3
Other comprehensive income, net of tax	(1)	3
Total comprehensive income	$1,044	$727

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,015	$2,384
Accounts receivable, net	1,336	1,386
Materials and supplies	820	795
Current portion of deferred income taxes	209	355
Other current assets	226	232
Total current assets	5,606	5,152

Property and equipment, net of accumulated depreciation of $4,127 and $3,550, respectively	56,513	55,806
Goodwill	14,819	14,819
Intangible assets, net	481	512
Other assets	1,943	1,914
Total assets	$79,362	$78,203

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,428	$3,435
Long-term debt due within one year	295	366
Total current liabilities	3,723	3,801

Long-term debt	20,171	18,914
Deferred income taxes	17,998	18,001
Intangible liabilities, net	748	782
Casualty and environmental liabilities	628	639
Pension and retiree health and welfare liability	383	385
Other liabilities	933	947
Total liabilities	44,584	43,469
Commitments and contingencies (see Notes 6 and 7)
Equity:
Member’s equity	34,781	34,736
Accumulated other comprehensive income	(3)	(2)
Total equity	34,778	34,734
Total liabilities and equity	$79,362	$78,203

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$1,045	$724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	496	515
Deferred income taxes	143	61
Long-term casualty and environmental liabilities, net	(11)	(9)
Other, net	(63)	(217)
Changes in current assets and liabilities:
Accounts receivable, net	49	(9)
Materials and supplies	(25)	(24)
Other current assets	(82)	(66)
Accounts payable and other current liabilities	178	172
Net cash provided by operating activities	1,730	1,147

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(844)	(645)
Acquisition of equipment	(347)	(273)
Purchases of investments	(45)	—
Other, net	(64)	(96)
Net cash used for investing activities	(1,300)	(1,014)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,500	1,500
Payments on long-term debt	(283)	(538)
Cash distributions	(1,000)	(750)
Other, net	(16)	(15)
Net cash provided by financing activities	201	197
Increase in cash and cash equivalents	631	330
Cash and cash equivalents:
Beginning of period	2,384	2,225
End of period	$3,015	$2,555

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$285	$277
Capital investments accrued but not yet paid	$166	$119
Income taxes paid, net of refunds	$11	$34

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income	Total Equity
Balance at December 31, 2014	$34,736	$(2)	$34,734
Cash distributions to Parent	(1,000)	—	(1,000)
Comprehensive income, net of tax	1,045	(1)	1,044
Balance at March 31, 2015	$34,781	$(3)	$34,778

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2014, including the financial statements and notes thereto. Burlington Northern Santa Fe, LLC (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All intercompany accounts and transactions have been eliminated.

Subsequent to December 31, 2014, BNSF added a significant accounting policy for investments. Investments in fixed maturity securities and equity securities are classified at the acquisition date and the classification is re-evaluated at each balance sheet date. Trading securities are investments acquired with the intent to sell in the near term and are carried at fair value. All investments currently held are classified as trading securities and net unrealized gains or losses are recorded in income.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of March 31, 2015, and the results of operations for the three months ended March 31, 2015 and 2014.

Subsequent Event

In April 2015, the Board of Managers (the Board) of the Company authorized an additional $3 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC), for a total of $3.25 billion that remains authorized by the Board to be issued through the SEC debt shelf offering process.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At March 31, 2015 and December 31, 2014, $56 million of such allowances had been recorded.

At March 31, 2015 and December 31, 2014, $50 million and $35 million, respectively, of accounts receivable were greater than 90 days old.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

3.	Investments

BNSF holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015	December 31, 2014
Debt securities	$32	$—
Equity securities	13	—
Total	$45	$—

Prior to the quarter-ended March 31, 2015, all investments were primarily held in cash and cash equivalents.

The fair value measurements of BNSF’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. Unrealized gains and losses recognized in earnings for the period ended March 31, 2015 were less than $1 million.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of March 31, 2015		As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$646	$165	$2,031	$1,519
Intangible liabilities	$1,403	$655	$2,056	$1,274

As of March 31, 2015, intangible assets primarily consisted of franchise and customer assets. At December 31, 2014, intangible assets also included internally developed software that became fully amortized in the first quarter of 2015. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Amortization of intangible assets	$31	$77
Amortization of intangible liabilities	$34	$44

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2015	$25	$81
2016	$33	$101
2017	$33	$96
2018	$31	$90
2019	$31	$27

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of March 31, 2015 and December 31, 2014, the assets of the unconsolidated Partnership totaled approximately $320 million and $330 million, respectively. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the three months ended March 31, 2015 and 2014, the Company recognized a reduction to income tax expense of $9 million and $10 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	March 31, 2015	December 31, 2014
Unamortized investment balance classified as Other Assets	$298	$314
Remaining commitment classified as Other Liabilities	$18	$18
Maximum exposure to loss	$298	$314

The remaining commitment of $18 million is expected to be paid in 2015.

6.	Debt

Notes and Debentures

In March 2015, BNSF issued $500 million of 3.000 percent debentures due April 1, 2025 and $1 billion of 4.150 percent debentures due April 1, 2045. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of March 31, 2015, the Company was in compliance with these covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

Fair Value of Debt Instruments

At March 31, 2015 and December 31, 2014, the fair value of BNSF's debt, excluding capital leases and unamortized gains on interest rate swaps, was $22,185 million and $20,543 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $19,692 million and $18,471 million, respectively. The fair value of BNSF's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Guarantees

As of March 31, 2015, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2015, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	2	$4	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $3 billion as of March 31, 2015.

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

The following tables summarize the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$375	$387
Accruals	18	18
Payments	(20)	(19)
Ending balance	$373	$386

At March 31, 2015, $80 million was included in current liabilities. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $330 million to $440 million. However, BNSF believes that the $373 million recorded at March 31, 2015 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an on-going basis, BNSF and/or the treaty manager reviews the credit-worthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in time deposits and money market accounts. At March 31, 2015, there was approximately $315 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $485 million at December 31, 2014.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 225 sites, including 16 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of March 31, 2015 and December 31, 2014 was $13 million and $15 million, respectively.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$404	$435
Accruals	1	2
Payments	(10)	(10)
Ending balance	$395	$427

At March 31, 2015, $60 million was included in current liabilities.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at March 31, 2015, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $295 million to $530 million. However, BNSF believes that the $395 million recorded at March 31, 2015 is the best estimate of the Company’s future obligation for environmental costs.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
Net Cost	2015	2014
Service cost	$12	$10
Interest cost	23	24
Expected return on plan assets	(35)	(34)
Net cost recognized	$—	$—

	Retiree Health and Welfare Benefits
	Three Months Ended March 31,
Net Cost	2015	2014
Interest cost	2	3
Amortization of prior service credits	(1)	(1)
Amortization of net loss	1	1
Net cost recognized	$2	$3

9.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the three months ended March 31, 2015 and 2014, the Company declared and paid cash distributions of $1 billion and $750 million, respectively, to its parent company. For the three months ended March 31, 2015 and 2014, the Company made tax payments of less than $1 million to Berkshire.

BNSF engages in various arm's-length transactions with affiliates in the ordinary course of business. The following tables summarize revenues earned by BNSF for services provided to affiliates and expenditures to affiliates (in millions):

	Three Months Ended March 31,
	2015	2014
Revenues	$42	$40
Expenditures	$5	$6

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

10.	Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, a component of equity within the Consolidated Balance Sheets, rather than net income on the Consolidated Statements of Income. Under existing accounting standards, other comprehensive income may include, among other things, unrecognized gains and losses and prior service credit related to pension and other postretirement benefit plans.

The following tables provide the components of accumulated other comprehensive income / (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2014	$—	$(2)	$(2)
Other comprehensive income before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	—	—	—
Balance at March 31, 2015	$—	$(3)	$(3)

Balance at December 31, 2013	$251	$(6)	$245
Other comprehensive income before reclassifications	—	3	3
Amounts reclassified from AOCI	—	—	—
Balance at March 31, 2014	$251	$(3)	$248
a Amounts are net of tax.

Reclassifications out of AOCI[b]

	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income Components	2015	2014	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$(1)	$(1)	[c]
Prior service credits	1	1	[c]
	—	—	Total before tax
	—	—	Tax (expense) / benefit
Total reclassifications for the period	$—	$—	Net of tax

b Amounts in parenthesis indicate debits to the income statement.
c This accumulated other comprehensive income component is included in the computation of net periodic pension cost and retiree health and welfare (see Note 8 for additional details).

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

11.	Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition. ASU 2014-09 applies to most contracts with customers. Insurance and leasing contracts are excluded from the scope. ASU 2014-09 prescribes a five step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligation under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligation and (e) recognition of revenue as the identified performance obligation is satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for public companies in annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April of 2015, the FASB tentatively decided to defer the effective date one year to annual reporting periods beginning after December, 15, 2017. Early adoption would be permitted, but not before the original effective date (annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period). ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company has assessed the effects of this standard and does not expect it to have a material impact to the Consolidated Financial Statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. BNSF currently reflects debt issuance costs in Other Assets on the Statement of Financial Position. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. This standard is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items. Adoption of this guidance will result in a reduction to assets and an equal reduction to debt on the Statement of Financial Position and is not expected to have a material impact to the Company's financial condition or liquidity.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 (ASU 2015-05), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. This standard can be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

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

The following narrative analysis of results of operations includes a comparative analysis of the three months ended March 31, 2015 and 2014.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Consumer Products	$1,503	$1,663	1,128	1,194
Industrial Products	1,435	1,407	467	452
Coal	1,269	1,224	600	563
Agricultural Products	1,166	976	271	236
Total Freight Revenues	5,373	5,270	2,466	2,445
Other Revenues	229	177
Total Operating Revenues	$5,602	$5,447

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2015	2014
Consumer Products	$1,332	$1,393
Industrial Products	3,073	3,113
Coal	2,115	2,174
Agricultural Products	4,303	4,136
Total Freight Revenues	$2,179	$2,155

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2015	2014
Total fuel expense [a]	$713	$1,159
BNSF fuel surcharges	$483	$703
a  Total fuel expense includes locomotive and non-locomotive fuel.

Three Months Ended March 31, 2015 vs. the Three Months Ended March 31, 2014

Revenues

Revenues for the three months ended March 31, 2015 were $5,602 million, an increase of $155 million, or 3 percent, as compared with the three months ended March 31, 2014. The increase in revenues is due to the following changes in revenues:

▪	Average revenue per car / unit increased by 1 percent as business mix changes as well as increased rate per car / unit were partially offset by lower fuel surcharges.

▪	Consumer Products unit volumes decreased primarily due to congestion on the U.S. West Coast caused by port labor disruptions.

▪	Industrial Products unit volumes increased primarily due to expanded shipments of frac sand and taconite, partially offset by less steel products.

▪	Coal unit volumes increased primarily due to higher demand.

▪	Agricultural Products unit volumes increased due to heightened customer corn and milo export demand and improved service.

Expenses

Operating expenses for the three months ended March 31, 2015 were $3,708 million, a decrease of $371 million, or 9 percent, as compared with the three months ended March 31, 2014. A significant portion of this decrease is due to the following changes in expenses, which includes increased costs in the prior year related to severe weather issues and service-related challenges:

▪	Compensation and benefits expense increased primarily due to higher average headcount and wage inflation.

▪	Fuel expense decreased due to lower average prices and improved efficiency, partially offset by higher volumes.

▪	There were no significant changes in purchased services expense, depreciation and amortization expense, equipment rents expense, and materials and other expense.

▪	Interest expense increased primarily due to a higher average debt balance.

▪	The effective tax rate was 37.5 percent and 38.1 percent for the three months ended March 31, 2015 and 2014, respectively. The 2015 effective tax rate was impacted by a favorable state tax settlement.

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

On March 19, 2015, the Washington Utilities and Transportation Commission (UTC) published a staff investigative report and a complaint against BNSF Railway alleging under-reporting of 14 hazardous materials releases during the time period between November 1, 2014 and February 24, 2015. The UTC claims that the alleged failures to report and associated releases resulted in 700 violations and $700,000 in fines.  The relevant regulations allow for penalties of $1,000 per violation and each day that a party fails to report a release may constitute a separate violation.  BNSF Railway has not formally responded to the charges as yet and, based on its internal review, it currently believes that over 90 percent of the alleged technical violations are incorrect, which, if accepted by the UTC, would result in an ultimate fine of less than $100,000.

The U.S. Department of Justice sent a notice to BNSF Railway on March 13, 2015 alleging violations of the Clean Water Act based on (i) four incidents that led to releases of fuel (and lube oil in one incident) from locomotives into water bodies within U.S. Environmental Protection Agency Region 8, and (ii) claimed deficiencies in four facility Spill Prevention Control and Countermeasure (SPCC) plans, and two Facility Response Plans (FRP). BNSF Railway disputes many elements of the notice, and its assessment indicates that only two of the four releases impacted water bodies. Although the final amount of any fine is unresolved, the fines could exceed $100,000.

On March 5, 2015, a loaded BNSF Railway crude oil train derailed near Galena, IL.   Some of the derailed railcars released crude oil in and around a wetland and a number of the derailed cars caught fire at the derailment location.  The Illinois Attorney General’s office and the Illinois Environmental Protection Agency informed BNSF Railway that they will be filing a complaint and an enforcement order against BNSF Railway with regard to the derailment and release of crude oil.    Although no complaint or order has been received and no penalty has yet been proposed, the total penalties could exceed $100,000.

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
Julie A. Piggott Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Date:  May 1, 2015

S-1

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

Exhibit Index

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of sole member of Burlington Northern Santa Fe, LLC, dated April 8, 2010, amending and restating certain sections of the Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC dated as of February 12, 2010.	8-K	4/14/2010	001-11535	3.2

4.1	Sixteenth Supplemental Indenture, dated as of March 9, 2015, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/5/2015	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF’s 3.000% Debentures due April 1, 2025 and 4.150% Debentures due April 1, 2045.	8-K	3/9/2015	001-11535	4.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from the Burlington Northern Santa Fe, LLC Form 10-Q for the three months ended March 31, 2015, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) the Consolidated Statements of Changes in Equity as of March 31, 2015, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments defining the rights of the holders of long-term debt of the Company and of its subsidiaries, involving a total amount of indebtedness not in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
__________________
* Filed herewith

E-1