Form 10-Q
period 2015-06-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2015-08-07
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2015
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
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$5,369	$5,735	$10,971	$11,182

Operating expenses:
Compensation and benefits	1,268	1,234	2,606	2,452
Fuel	697	1,156	1,410	2,315
Purchased services	628	634	1,276	1,287
Depreciation and amortization	489	523	985	1,038
Equipment rents	207	225	398	440
Materials and other	311	283	633	602
Total operating expenses	3,600	4,055	7,308	8,134
Operating income	1,769	1,680	3,663	3,048
Interest expense	228	206	445	402
Other expense, net	5	2	10	5

Income before income taxes	1,536	1,472	3,208	2,641
Income tax expense	573	556	1,200	1,001
Net income	$963	$916	$2,008	$1,640

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$963	$916	$2,008	$1,640

Other comprehensive income:
Change in Pension and Retiree Health and Welfare benefits, net of tax benefit of $1 million, $0 million, $1 million and $0 million, respectively	—	—	—	—
Change in accumulated other comprehensive income of equity method investees	—	—	(1)	3
Other comprehensive income, net of tax	—	—	(1)	3
Total comprehensive income	$963	$916	$2,007	$1,643

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,728	$2,384
Accounts receivable, net	1,279	1,386
Materials and supplies	852	795
Current portion of deferred income taxes	241	355
Other current assets	224	232
Total current assets	5,324	5,152

Property and equipment, net of accumulated depreciation of $4,385 and $3,550, respectively	57,323	55,806
Goodwill	14,819	14,819
Intangible assets, net	474	512
Other assets	2,007	1,914
Total assets	$79,947	$78,203

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,390	$3,435
Long-term debt due within one year	326	366
Total current liabilities	3,716	3,801

Long-term debt	20,590	18,914
Deferred income taxes	18,174	18,001
Intangible liabilities, net	721	782
Casualty and environmental liabilities	617	639
Pension and retiree health and welfare liability	380	385
Other liabilities	1,008	947
Total liabilities	45,206	43,469
Commitments and contingencies (see Notes 6 and 7)
Equity:
Member’s equity	34,744	34,736
Accumulated other comprehensive income	(3)	(2)
Total equity	34,741	34,734
Total liabilities and equity	$79,947	$78,203

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$2,008	$1,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	985	1,038
Deferred income taxes	285	77
Long-term casualty and environmental liabilities, net	(17)	(21)
Other, net	(24)	(242)
Changes in current assets and liabilities:
Accounts receivable, net	107	(23)
Materials and supplies	(57)	(31)
Other current assets	(108)	(97)
Accounts payable and other current liabilities	181	411
Net cash provided by operating activities	3,360	2,752

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,952)	(1,529)
Acquisition of equipment	(522)	(628)
Purchases of investments	(123)	—
Other, net	(79)	(40)
Net cash used for investing activities	(2,676)	(2,197)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	2,000	1,500
Payments on long-term debt	(321)	(589)
Cash distributions	(2,000)	(1,750)
Other, net	(19)	(15)
Net cash provided by financing activities	(340)	(854)
Increase in cash and cash equivalents	344	(299)
Cash and cash equivalents:
Beginning of period	2,384	2,225
End of period	$2,728	$1,926

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$460	$425
Capital investments accrued but not yet paid	$214	$196
Income taxes paid, net of refunds	$548	$496

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income	Total Equity
Balance at December 31, 2014	$34,736	$(2)	$34,734
Cash distributions to Parent	(2,000)	—	(2,000)
Comprehensive income, net of tax	2,008	(1)	2,007
Balance at June 30, 2015	$34,744	$(3)	$34,741

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of June 30, 2015, and the results of operations for the three and six months ended June 30, 2015 and 2014.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At June 30, 2015 and December 31, 2014, $67 million and $56 million, respectively, of such allowances had been recorded.

At June 30, 2015 and December 31, 2014, $56 million and $35 million, respectively, of accounts receivable were greater than 90 days old.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

3.	Investments

BNSF holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015	December 31, 2014
Debt securities	$69	$—
Equity securities	52	—
Total	$121	$—

As of the year-ended December 31, 2014, all investments were primarily held in cash and cash equivalents.

The fair value measurements of BNSF’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. BNSF recognized $2 million in unrealized losses in the three months ended and in the six months ended June 30, 2015.

4.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of June 30, 2015		As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$647	$173	$2,031	$1,519
Intangible liabilities	$1,403	$682	$2,056	$1,274

As of June 30, 2015, intangible assets primarily consisted of franchise and customer assets. At December 31, 2014, intangible assets also included internally developed software that became fully amortized in the first quarter of 2015. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Six Months Ended June 30,
	2015	2014
Amortization of intangible assets	$39	$155
Amortization of intangible liabilities	$61	$89

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2015	$17	$54
2016	$34	$101
2017	$33	$96
2018	$31	$90
2019	$31	$27

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of June 30, 2015 and December 31, 2014, the assets of the unconsolidated Partnership totaled approximately $335 million and $355 million, respectively. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For both of the periods of the six months ended June 30, 2015 and 2014, the Company recognized a reduction to income tax expense of $18 million. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	June 30, 2015	December 31, 2014
Unamortized investment balance classified as Other Assets	$299	$314
Remaining commitment classified as Other Liabilities	$36	$18
Maximum exposure to loss	$299	$314

The remaining commitment of $36 million is expected to be paid in 2015.

6.	Debt

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

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of June 30, 2015, the Company was in compliance with these covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

Equipment Obligation

In June 2015, BNSF Railway entered into a 13-year equipment obligation totaling $500 million at 3.442 percent.

Fair Value of Debt Instruments

At June 30, 2015 and December 31, 2014, the fair value of BNSF's debt, excluding capital leases and unamortized gains on interest rate swaps, was $21,310 million and $20,543 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $20,165 million and $18,471 million, respectively. The fair value of BNSF's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Guarantees

As of June 30, 2015, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2015, were as follows (dollars in millions):

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $3 billion as of June 30, 2015.

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

The following tables summarize the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended June 30,
	2015	2014
Beginning balance	$373	$386
Accruals	19	18
Payments	(18)	(19)
Ending balance	$374	$385

	Six Months Ended June 30,
	2015	2014
Beginning balance	$375	$387
Accruals	37	36
Payments	(38)	(38)
Ending balance	$374	$385

At June 30, 2015, $80 million was included in current liabilities. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $330 million to $440 million. However, BNSF believes that the $374 million recorded at June 30, 2015 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC) that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in time deposits and money market accounts. At June 30, 2015, there was approximately $375 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $485 million at December 31, 2014.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 223 sites, including 17 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site-by-site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of June 30, 2015 and December 31, 2014 was $14 million and $15 million, respectively.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,
	2015	2014
Beginning balance	$395	$427
Accruals	2	3
Payments	(9)	(14)
Ending balance	$388	$416

	Six Months Ended June 30,
	2015	2014
Beginning balance	$404	$435
Accruals	3	5
Payments	(19)	(24)
Ending balance	$388	$416

At June 30, 2015, $65 million was included in current liabilities.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at June 30, 2015, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $290 million to $525 million. However, BNSF believes that the $388 million recorded at June 30, 2015 is the best estimate of the Company’s future obligation for environmental costs.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
Net Cost	2015	2014
Service cost	$12	$9
Interest cost	22	24
Expected return on plan assets	(35)	(33)
Amortization of net loss	1	—
Net cost recognized	$—	$—

	Pension Benefits
	Six Months Ended June 30,
Net Cost	2015	2014
Service cost	$24	$19
Interest cost	45	48
Expected return on plan assets	(70)	(67)
Amortization of net loss	1	—
Net cost recognized	$—	$—

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,
Net Cost	2015	2014
Interest cost	$3	$3
Amortization of prior service credits	—	—
Amortization of net loss	—	—
Net cost recognized	$3	$3

	Retiree Health and Welfare Benefits
	Six Months Ended June 30,
Net Cost	2015	2014
Interest cost	$5	$6
Amortization of prior service credits	(1)	(1)
Amortization of net loss	1	1
Net cost recognized	$5	$6

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

9.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the six months ended June 30, 2015 and 2014, the Company declared and paid cash distributions of $2 billion and $1.75 billion, respectively, to its parent company. For the six months ended June 30, 2015 and 2014, the Company made tax payments of $619 million and $395 million to Berkshire, and received tax refunds of $160 million and $21 million, respectively.

BNSF engages in various transactions with affiliates in the ordinary course of business. The following tables summarize revenues earned by BNSF for services provided to affiliates and expenditures to affiliates (in millions):

	Three Months Ended June 30,
	2015	2014
Revenues	$47	$34
Expenditures	$4	$4

	Six Months Ended June 30,
	2015	2014
Revenues	$89	$74
Expenditures	$9	$10

10.	Comprehensive Income

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

The following tables provide the components of accumulated other comprehensive income / (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2014	$—	$(2)	$(2)
Other comprehensive income before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	—	—	—
Balance at June 30, 2015	$—	$(3)	$(3)

Balance at December 31, 2013	$251	$(6)	$245
Other comprehensive income before reclassifications	—	3	3
Amounts reclassified from AOCI	—	—	—
Balance at June 30, 2014	$251	$(3)	$248
a Amounts are net of tax.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Reclassifications out of AOCI[b]

	Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2015	2014	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$(1)	$—	[c]
Prior service credits	—	—	[c]
	(1)	—	Total before tax
	1	—	Tax (expense) / benefit
Total reclassifications for the period	$—	$—	Net of tax

	Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2015	2014	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$(2)	$(1)	[c]
Prior service credits	1	1	[c]
	(1)	—	Total before tax
	1	—	Tax (expense) / benefit
Total reclassifications for the period	$—	$—	Net of tax
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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition. ASU 2014-09 applies to most contracts with customers. Insurance and leasing contracts are excluded from the scope. ASU 2014-09 prescribes a five-step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligation under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligation and (e) recognition of revenue as the identified performance obligation is satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for public companies in annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July of 2015, the FASB deferred the effective date one year to annual reporting periods beginning after December, 15, 2017. Early adoption is permitted, but not before the original effective date (annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period). ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company has assessed the effects of this standard and does not expect it to have a material impact to the Consolidated Financial Statements.

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

The following narrative analysis of results of operations includes a comparative analysis of the six months ended June 30, 2015 and 2014.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consumer Products	$3,200	$3,474	2,455	2,481
Industrial Products	2,819	2,942	925	944
Coal	2,391	2,441	1,146	1,113
Agricultural Products	2,092	1,952	507	479
Total Freight Revenues	10,502	10,809	5,033	5,017
Other Revenues	469	373
Total Operating Revenues	$10,971	$11,182

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2015	2014
Consumer Products	$1,303	$1,400
Industrial Products	3,048	3,117
Coal	2,086	2,193
Agricultural Products	4,126	4,075
Total Freight Revenues	$2,087	$2,154

Fuel Surcharges

Freight revenues include both revenue for transportation services and fuel surcharges. Where BNSF’s fuel surcharge program is applied, it is intended to recover its incremental fuel costs when fuel prices exceed a threshold fuel price. Fuel surcharges are calculated differently depending on the type of commodity transported. BNSF has two standard fuel surcharge programs – Percent of Revenue and Mileage-Based. In addition, in certain commodities, fuel surcharge is calculated using a fuel price from a time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may significantly differ.

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2015	2014
Total fuel expense [a]	$1,410	$2,315
BNSF fuel surcharges	$801	$1,467
a  Total fuel expense includes locomotive and non-locomotive fuel.

Six Months Ended June 30, 2015 vs. the Six Months Ended June 30, 2014

Revenues

Revenues for the six months ended June 30, 2015 were $10,971 million, a decrease of $211 million, or 2 percent, as compared with the six months ended June 30, 2014. The change in revenues is due to the following:

▪	Average revenue per car / unit decreased 3 percent primarily as a result of lower fuel surcharges partially offset by increased rate per car / unit as well as business mix changes.

▪	Consumer Products unit volumes decreased as some freight diverted to other import gateways, due to the U.S. West Coast port productivity slow-down.

▪	Industrial Products unit volumes decreased primarily due to the impact of lower crude oil prices on petroleum products and frac sand in addition to less steel products.

▪	Coal unit volumes increased primarily due to higher demand.

▪	Agricultural Products unit volumes increased due to increased domestic grain shipments and Gulf exports.

Expenses

Operating expenses for the six months ended June 30, 2015 were $7,308 million, a decrease of $826 million, or 10 percent, as compared with the six months ended June 30, 2014. A significant portion of this change is due to the following, which includes increased costs in the prior year related to severe weather issues and service-related challenges:

▪	Compensation and benefits expense increased primarily due to higher average headcount and wage inflation.

▪	Fuel expense decreased due to lower average prices and improved efficiency, partially offset by higher volumes.

▪	Depreciation and amortization expense decreased primarily due to internally developed software becoming fully amortized during the first quarter of 2015. See Footnote 4 for additional details.

▪	There were no significant changes in purchased services expense, equipment rents and materials and other expense.

▪	Interest expense increased primarily due to a higher average debt balance.

▪
The effective tax rate was 37.4 percent and 37.9 percent for the six months ended June 30, 2015 and 2014, respectively. The 2015 effective tax rate was impacted by a favorable state tax settlement and favorable state income tax legislation enacted in 2015.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•  Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability and cost of capital; changes in customer demand; effects of adverse economic conditions affecting shippers or BNSF’s supplier base; effects due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain; the impact of low natural gas or oil prices on energy-related commodities demand; changes in environmental laws and other laws and regulations that could affect the demand for drilling products and products produced by drilling; changes in fuel prices and other key materials; the impact of high barriers to entry for prospective new suppliers and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment.

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

As reported in the Form 10-Q for the quarter ended March 31, 2015, on March 5, 2015, a loaded BNSF Railway crude oil train derailed near Galena, IL. Some of the derailed railcars released crude oil in and around a wetland and a number of the derailed cars caught fire at the derailment location. On June 30, 2015, the Illinois Attorney General’s office and the Illinois Environmental Protection Agency filed a complaint and an interim enforcement order against BNSF Railway with regard to the derailment and release of crude oil. The total penalties proposed under the complaint and interim enforcement order exceed $100,000.

Item 6.	Exhibits.

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON NORTHERN SANTA FE, LLC (Registrant)

By:	/s/ Julie A. Piggott
Julie A. Piggott Executive Vice President & Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Date:  August 7, 2015

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from the Burlington Northern Santa Fe, LLC Form 10-Q for the three and six months ended June 30, 2015, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (v) the Consolidated Statements of Changes in Equity as of June 30, 2015, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
__________________
* Filed herewith

E-1