Form 10-Q
period 2015-09-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2015-11-06
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2015
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
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$5,600	$5,881	$16,571	$17,063

Operating expenses:
Compensation and benefits	1,220	1,243	3,826	3,695
Fuel	670	1,123	2,080	3,438
Purchased services	633	637	1,909	1,924
Depreciation and amortization	503	531	1,488	1,569
Equipment rents	205	216	603	656
Materials and other	280	263	913	865
Total operating expenses	3,511	4,013	10,819	12,147
Operating income	2,089	1,868	5,752	4,916
Interest expense	238	211	683	613
Other expense, net	12	3	22	8

Income before income taxes	1,839	1,654	5,047	4,295
Income tax expense	683	619	1,883	1,620
Net income	$1,156	$1,035	$3,164	$2,675

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,156	$1,035	$3,164	$2,675

Other comprehensive income:
Change in Pension and Retiree Health and Welfare benefits, net of tax benefit of $0 million, $0 million, $1 million and $0 million, respectively	—	(1)	—	(1)
Change in accumulated other comprehensive income of equity method investees	—	1	(1)	4
Other comprehensive (loss) income, net of tax	—	—	(1)	3
Total comprehensive income	$1,156	$1,035	$3,163	$2,678

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,040	$2,384
Accounts receivable, net	1,400	1,386
Materials and supplies	801	795
Current portion of deferred income taxes	247	355
Other current assets	209	232
Total current assets	5,697	5,152

Property and equipment, net of accumulated depreciation of $4,610 and $3,550, respectively	58,446	55,806
Goodwill	14,831	14,819
Intangible assets, net	477	512
Other assets	2,052	1,914
Total assets	$81,503	$78,203

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,647	$3,435
Long-term debt due within one year	323	366
Total current liabilities	3,970	3,801

Long-term debt	21,559	18,914
Deferred income taxes	18,387	18,001
Intangible liabilities, net	694	782
Casualty and environmental liabilities	632	639
Pension and retiree health and welfare liability	378	385
Other liabilities	986	947
Total liabilities	46,606	43,469
Commitments and contingencies (see Notes 6 and 7)
Equity:
Member’s equity	34,900	34,736
Accumulated other comprehensive loss	(3)	(2)
Total equity	34,897	34,734
Total liabilities and equity	$81,503	$78,203

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$3,164	$2,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,488	1,569
Deferred income taxes	491	262
Long-term casualty and environmental liabilities, net	(12)	(20)
Other, net	(36)	(294)
Changes in current assets and liabilities:
Accounts receivable, net	(7)	(73)
Materials and supplies	(6)	(11)
Other current assets	(76)	(83)
Accounts payable and other current liabilities	372	207
Net cash provided by operating activities	5,378	4,232

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(3,214)	(2,612)
Acquisition of equipment	(877)	(1,043)
Purchases of investments	(149)	—
Proceeds from sales of investments	24	—
Partnership investment	(36)	—
Other, net	(101)	60
Net cash used for investing activities	(4,353)	(3,595)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3,000	3,000
Payments on long-term debt	(337)	(611)
Cash distributions	(3,000)	(2,750)
Other, net	(32)	(31)
Net cash used for financing activities	(369)	(392)
Increase in cash and cash equivalents	656	245
Cash and cash equivalents:
Beginning of period	2,384	2,225
End of period	$3,040	$2,470

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$733	$675
Capital investments accrued but not yet paid	$304	$329
Income taxes paid, net of refunds	$823	$1,301

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2014	$34,736	$(2)	$34,734
Cash distributions to Parent	(3,000)	—	(3,000)
Comprehensive income, net of tax	3,164	(1)	3,163
Balance at September 30, 2015	$34,900	$(3)	$34,897

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of September 30, 2015, and the results of operations for the three and nine months ended September 30, 2015 and 2014.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At September 30, 2015 and December 31, 2014, $64 million and $56 million, respectively, of such allowances had been recorded.

At September 30, 2015 and December 31, 2014, $51 million and $35 million, respectively, of accounts receivable were greater than 90 days old.

3.	Investments

BNSF holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015	December 31, 2014
Debt securities	$59	$—
Equity securities	60	—
Total	$119	$—

As of the year-ended December 31, 2014, all investments were primarily held in cash and cash equivalents.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The fair value measurements of BNSF’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. The following table presents gains and losses recognized in earnings for the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gains	$1	$—	$1	$—
Losses	(6)	—	(8)	—
Net Loss	$(5)	$—	$(7)	$—

4.	Goodwill and Other Intangible Assets and Liabilities

In July 2015, BNSF Logistics, LLC, a wholly-owned, third-party logistics company, made an immaterial acquisition of a company, resulting in the recognition of $12 million in goodwill. The acquisition valuation is in process and additional analysis of intangibles and other assets and liabilities may result in a change in the total amount of goodwill. At September 30, 2015 and December 31, 2014, the carrying value of goodwill was $14,831 million and $14,819 million, respectively.

Intangible assets and liabilities were as follows (in millions):

	As of September 30, 2015		As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$659	$182	$2,031	$1,519
Intangible liabilities	$1,403	$709	$2,056	$1,274

As of September 30, 2015, intangible assets primarily consisted of franchise and customer assets. At December 31, 2014, intangible assets also included internally developed software that became fully amortized in the first quarter of 2015. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Amortization of intangible assets	$48	$233
Amortization of intangible liabilities	$88	$134

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2015	$10	$27
2016	$39	$101
2017	$36	$96
2018	$33	$90
2019	$31	$27

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of September 30, 2015 and December 31, 2014, the assets of the unconsolidated Partnership totaled approximately $325 million and $355 million, respectively. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the nine months ended September 30, 2015 and 2014, the Company recognized a reduction to income tax expense of $27 million and $28 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	September 30, 2015	December 31, 2014
Unamortized investment balance classified as Other Assets	$282	$314
Remaining commitment classified as Other Liabilities	$—	$18
Maximum exposure to loss	$282	$314

6.	Debt

Notes and Debentures

In April 2015, the Board of Managers (the Board) of the Company authorized an additional $3 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC). As of September 30, 2015, $2.25 billion remained authorized by the Board to be issued through the SEC debt shelf offering process.

In August 2015, BNSF issued $350 million of 3.650 percent debentures due September 1, 2025 and $650 million of 4.700 percent debentures due September 1, 2045. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

In March 2015, BNSF issued $500 million of 3.000 percent debentures due April 1, 2025 and $1 billion of 4.150 percent debentures due April 1, 2045. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of September 30, 2015, the Company was in compliance with these covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

Equipment Obligation

In June 2015, BNSF Railway entered into a 13-year equipment obligation totaling $500 million at 3.442 percent.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Fair Value of Debt Instruments

At September 30, 2015 and December 31, 2014, the fair value of BNSF's debt, excluding capital leases and unamortized gains on interest rate swaps, was $22,275 million and $20,543 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $21,151 million and $18,471 million, respectively. The fair value of BNSF's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of September 30, 2015, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2015, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	2	$3	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $3 billion as of September 30, 2015.

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

During the third quarters of 2015 and 2014, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In the third quarter of 2015, management recorded an increase in expense of $5 million. In the third quarter of 2014, management recorded a decrease in expense of $2 million. The Company plans to update its study again in the third quarter of 2016.

Throughout the year, BNSF monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company's estimates as necessary.

Based on BNSF’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted asbestos claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985), which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF specific data that was the basis for the study. BNSF projects that approximately 65, 80 and 95 percent of the future unasserted asbestos claims will be filed within the next 10, 15 and 25 years, respectively.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following tables summarize the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended September 30,
	2015	2014
Beginning balance	$374	$385
Accruals	30	17
Payments	(16)	(14)
Ending balance	$388	$388

	Nine Months Ended September 30,
	2015	2014
Beginning balance	$375	$387
Accruals	67	53
Payments	(54)	(52)
Ending balance	$388	$388

At September 30, 2015, $80 million was included in current liabilities. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $345 million to $455 million. However, BNSF believes that the $388 million recorded at September 30, 2015 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in time deposits and money market accounts. At September 30, 2015, there was approximately $390 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $485 million at December 31, 2014.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 222 sites, including 17 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

BNSF estimates the ultimate cost of cleanup efforts at its known environmental sites on an annual basis during the third quarter. Ultimate cost estimates for environmental sites are based on current estimated percentage to closure ratios, possible remediation work plans and estimates of the costs and likelihood of each possible outcome, historical payment patterns, and benchmark patterns developed from data accumulated from industry and public sources, including the Environmental Protection Agency and other governmental agencies. These factors incorporate into the estimates experience gained from cleanup efforts at other similar sites.

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site-by-site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of September 30, 2015 and December 31, 2014 was $12 million and $15 million, respectively.

On a quarterly basis, BNSF monitors actual experience against the forecasted remediation and related payments made on existing sites and conducts ongoing environmental contingency analyses, which consider a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of other PRPs' participation in, and their ability to pay for, cleanup. Adjustments to the Company’s estimates will continue to be recorded as necessary based on developments in subsequent periods. Additionally, environmental accruals, which are classified as materials and other in the Consolidated Statements of Income, include amounts for newly identified sites or contaminants, third-party claims, and legal fees incurred for defense of third-party claims and recovery efforts.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,
	2015	2014
Beginning balance	$388	$416
Accruals	—	8
Payments	(9)	(10)
Ending balance	$379	$414

	Nine Months Ended September 30,
	2015	2014
Beginning balance	$404	$435
Accruals	3	13
Payments	(28)	(34)
Ending balance	$379	$414

At September 30, 2015, $55 million was included in current liabilities.

During the third quarters of 2015 and 2014, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2015 and 2014, management recorded an additional expense of $7 million and $5 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2016.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at September 30, 2015, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $295 million to $510 million. However, BNSF believes that the $379 million recorded at September 30, 2015 is the best estimate of the Company’s future obligation for environmental costs.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,
Net Cost	2015	2014
Service cost	$12	$10
Interest cost	23	23
Expected return on plan assets	(34)	(34)
Amortization of net loss	—	—
Net cost recognized	$1	$(1)

	Pension Benefits
	Nine Months Ended September 30,
Net Cost	2015	2014
Service cost	$36	$29
Interest cost	68	71
Expected return on plan assets	(104)	(101)
Amortization of net loss	1	—
Net cost recognized	$1	$(1)

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,
Net Cost	2015	2014
Service cost	$1	$1
Interest cost	2	3
Amortization of prior service credits	(1)	(1)
Amortization of net loss	1	—
Net cost recognized	$3	$3

	Retiree Health and Welfare Benefits
	Nine Months Ended September 30,
Net Cost	2015	2014
Service cost	$1	$1
Interest cost	7	9
Amortization of prior service credits	(2)	(2)
Amortization of net loss	2	1
Net cost recognized	$8	$9

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

9.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the nine months ended September 30, 2015 and 2014, the Company declared and paid cash distributions of $3 billion and $2.75 billion, respectively, to its parent company. For the nine months ended September 30, 2015 and 2014, the Company made tax payments of $863 million and $1,220 million to Berkshire, and received a tax refund of $160 million and $94 million from Berkshire, respectively.

BNSF engages in various transactions with affiliates in the ordinary course of business. The following tables summarize revenues earned by BNSF for services provided to affiliates and expenditures to affiliates (in millions):

	Three Months Ended September 30,
	2015	2014
Revenues	$48	$38
Expenditures	$4	$5

	Nine Months Ended September 30,
	2015	2014
Revenues	$137	$112
Expenditures	$13	$15

10.	Comprehensive Income

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

The following tables provide the components of accumulated other comprehensive (loss) / income (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2014	$—	$(2)	$(2)
Other comprehensive income before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	—	—	—
Balance at September 30, 2015	$—	$(3)	$(3)

Balance at December 31, 2013	$251	$(6)	$245
Other comprehensive income before reclassifications	—	4	4
Amounts reclassified from AOCI	(1)	—	(1)
Balance at September 30, 2014	$250	$(2)	$248
a Amounts are net of tax.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Reclassifications out of AOCI[b]

	Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2015	2014	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$(1)	$—	[c]
Prior service credits	1	1	[c]
	—	1	Total before tax
	—	—	Tax benefit / (expense)
Total reclassifications for the period	$—	$1	Net of tax

	Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2015	2014	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$(3)	$(1)	[c]
Prior service credits	2	2	[c]
	(1)	1	Total before tax
	1	—	Tax benefit / (expense)
Total reclassifications for the period	$—	$1	Net of tax
b Amounts in parenthesis indicate debits to the income statement.
c This accumulated other comprehensive income component is included in the computation of net periodic pension cost and retiree health and welfare (see Note 8 for additional details).

11.	Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition. ASU 2014-09 applies to most contracts with customers. Insurance and leasing contracts are excluded from the scope. ASU 2014-09 prescribes a five-step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligation under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligation, and (e) recognition of revenue as the identified performance obligation is satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for public companies in annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July of 2015, the FASB deferred the effective date one year to annual reporting periods beginning after December, 15, 2017. Early adoption is permitted, but not before the original effective date (annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period). ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company has assessed the effects of this standard and does not expect it to have a material impact to its Consolidated Financial Statements.

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

The following narrative analysis of results of operations includes a comparative analysis of the nine months ended September 30, 2015 and 2014.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consumer Products	$4,924	$5,248	3,795	3,759
Industrial Products	4,257	4,595	1,414	1,479
Coal	3,561	3,684	1,739	1,678
Agricultural Products	3,108	2,932	765	712
Total Freight Revenues	15,850	16,459	7,713	7,628
Other Revenues	721	604
Total Operating Revenues	$16,571	$17,063

	Average Revenue Per Car / Unit
	Nine Months Ended September 30,
	2015	2014
Consumer Products	$1,297	$1,396
Industrial Products	3,011	3,107
Coal	2,048	2,195
Agricultural Products	4,063	4,118
Total Freight Revenues	$2,055	$2,158

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Nine Months Ended September 30,
	2015	2014
Total fuel expense [a]	$2,080	$3,438
BNSF fuel surcharges	$1,104	$2,208
a  Total fuel expense includes locomotive and non-locomotive fuel.

Nine Months Ended September 30, 2015 vs. the Nine Months Ended September 30, 2014

Revenues

Revenues for the nine months ended September 30, 2015 were $16,571 million, a decrease of $492 million, or 3 percent, as compared with the nine months ended September 30, 2014. The change in revenues is due to the following:

▪	Average revenue per car / unit decreased 5 percent primarily as a result of lower fuel surcharges partially offset by increased rate per car / unit.

▪	Consumer Products unit volumes increased primarily due to increased demand.

▪	Industrial Products unit volumes decreased primarily due to lower crude oil prices impacting petroleum products and frac sand demand. In addition, there was also lower demand for steel products.

▪	Coal unit volumes increased primarily due to higher demand.

▪	Agricultural Products unit volumes increased due to increased domestic grain shipments.

Expenses

Operating expenses for the nine months ended September 30, 2015 were $10,819 million, a decrease of $1,328 million, or 11 percent, as compared with the nine months ended September 30, 2014. A significant portion of this change is due to the following, which includes increased costs in the prior year related to severe weather issues and service-related challenges:

▪	Compensation and benefits expense increased primarily due to higher average headcount and wage inflation.

▪	Fuel expense decreased due to lower average fuel prices and improved efficiency, partially offset by higher volumes.

▪	Depreciation and amortization expense decreased primarily due to internally developed software becoming fully amortized during the first quarter of 2015. See Footnote 4 for additional details.

▪	There were no significant changes in purchased services, equipment rents and materials and other expense.

▪	Interest expense increased primarily due to a higher average debt balance.

▪
The effective tax rate was 37.3 percent and 37.7 percent for the nine months ended September 30, 2015 and 2014, respectively. The 2015 effective tax rate was impacted by a favorable state tax settlement and favorable state income tax adjustments related to legislation.

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

•   Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations, the marketing of services or regulatory restrictions on equipment; the ultimate outcome of shipper and rate claims subject to adjudication; claims, investigations or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF operations; losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases; the release of hazardous materials, environmental contamination and damage to property; regulation, restrictions or caps, or other controls on transportation of petroleum-based fuel or other operating restrictions that could affect operations or increase costs; and the availability of adequate insurance to cover the risks associated with operations; and changes in tax rates and tax laws.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the information set forth in this Report, you should carefully consider the risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, under the headings "Part I, Item 1. Business", "Part I, Item 1A. Risk Factors" (as modified by the risk factor below) and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk," which risks could materially affect the Company's business, financial condition or future results.

The Company’s success depends on its ability to continue to comply with the significant federal, state and local governmental regulations to which it is subject.
The Company is subject to a significant amount of governmental laws and regulation with respect to its rates and practices, taxes, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative and/or regulatory framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. Federal legislation enacted in 2008 and amended in 2015 mandates the implementation of positive train control technology by December 31, 2018, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation hazardous materials are transported. This type of technology is new and deploying it across BNSF Railway’s system and other railroads may pose significant operating and implementation risks and requires significant capital expenditures.

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
Julie A. Piggott Executive Vice President & Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Date:  November 6, 2015

S-1

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

Exhibit Index

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of sole member of Burlington Northern Santa Fe, LLC, dated April 8, 2010, amending and restating certain sections of the Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC dated as of February 12, 2010.	8-K	4/14/2010	001-11535	3.2

4.1	Seventeenth Supplemental Indenture, dated as of August 20, 2015, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/20/2015	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF's 3.650% Debentures due September 1, 2025 and 4.700% Debentures due September 1, 2045.	8-K	8/20/2015	001-11535	4.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from Burlington Northern Santa Fe, LLC's Form 10-Q for the three and nine months ended September 30, 2015, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) the Consolidated Statements of Changes in Equity as of September 30, 2015, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
__________________
* Filed herewith

E-1