Form 10-K
period 2015-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2016-02-29
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
100% of the membership interests of Burlington Northern Santa Fe, LLC outstanding as of February 26, 2016 is held by National Indemnity Company, a wholly-owned subsidiary of Berkshire Hathaway Inc.
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

BNSF is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. At December 31, 2015, BNSF and its subsidiaries had approximately 44,000 employees. The rail operations of BNSF Railway Company (BNSF Railway), the Company's principal operating subsidiary, comprise one of the largest railroad systems in North America.

BNSF’s internet address is www.bnsf.com. Through this internet website (under the “About BNSF/Financial Information” link), BNSF makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as all amendments to these reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). BNSF makes available on its website other previously filed SEC reports, registration statements and exhibits via a link to the SEC’s website at www.sec.gov. BNSF's Code of Conduct for officers and salaried employees, along with other information about our business, is also made available on the Company’s website.

Further discussion of the Company’s business, including equipment and its business sectors, is incorporated by reference from Item 2, “Properties.”

Item 1A. Risk Factors

The information set forth in Item 1A should be read in conjunction with the rest of the information in this report, including Item 7, "Management's Narrative Analysis of Results of Operations", and Item 8, "Financial Statements and Supplementary Data".

Changes in government policy could negatively impact demand for the Company’s services, impair its ability to price its services or increase its costs or liability exposure.
Changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws or regulation of carbon dioxide emissions could reduce the demand for coal and revenues from the coal transportation services provided by BNSF Railway. Also, changes in environmental laws and other laws and regulations could reduce the demand for drilling products and products produced by drilling. United States and foreign government agriculture tariffs or subsidies could affect the demand for grain. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board (STB) in various areas, including rates, services and access to facilities could adversely impact the Company’s ability to determine prices for rail services and significantly affect the revenues, costs and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, a reduction in profitability could hinder the Company’s ability to maintain, improve or expand its rail network, facilities and equipment. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues. Changes in tax rates, enactment of new tax laws and amendments to existing tax regulations could have a material adverse impact on the Company’s operating results, financial condition or liquidity.

The Company’s success depends on its ability to continue to comply with the significant federal, state and local governmental regulations to which it is subject.
The Company is subject to a significant amount of governmental laws and regulation with respect to its rates and practices, taxes, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative and/or regulatory framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. Federal legislation enacted in 2008 and amended in 2015 mandates the implementation of positive train control technology by December 31, 2018, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation (TIH) hazardous materials are transported. Further, federal regulations promulgated in 2015 mandate the implementation of electronically controlled pneumatic braking systems on certain crude oil trains by 2021 and all high-hazard flammable trains, as defined by the Pipeline and Hazardous Materials Safety Administration and the Federal Railroad Administration, by 2023. These types of technology require further testing and deploying them across BNSF Railway’s system and other railroads may pose significant operating and implementation risks and require significant capital expenditures.

As part of its railroad operations, the Company frequently transports chemicals and other hazardous materials, which could expose it to the risk of significant claims, losses and penalties and operating restrictions.
BNSF Railway frequently transports chemicals and other hazardous materials and is required to transport these commodities to the extent of its common carrier obligation. An accidental release of TIH or hazardous commodities could result in a significant loss of life and extensive property damage as well as environmental remediation and restoration obligations and penalties. The associated costs could have an adverse effect on the Company’s operating results, financial condition or liquidity as the Company is not insured above a certain threshold. Further, the rates BNSF Railway receives for transporting these commodities do not adequately compensate it should there be some type of accident. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available to the Company in the future if there is a catastrophic event related to rail transportation of these commodities. Regulatory imposition of routing or speed or other restrictions on the transportation of such products could adversely affect train velocity and network fluidity and adversely affect the Company's results of operations, financial condition or liquidity.

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

The Company is subject to various claims and lawsuits, and increases in the amount or severity of these claims and lawsuits could adversely affect the Company’s operating results, financial condition or liquidity.
As part of its railroad operations, the Company is exposed to various claims and litigation related to commercial disputes, personal injury, property damage, environmental liability and other matters. Personal injury claims by BNSF Railway employees are subject to the Federal Employers’ Liability Act (FELA), rather than state workers’ compensation laws. The Company believes that the FELA system, which includes unscheduled awards and a reliance on the jury system, can contribute to increased expenses. Other proceedings include claims by third parties for punitive as well as compensatory damages, and a few proceedings have been certified as or purport to be class actions. Developments in legislative and judicial standards, material changes to litigation trends, or a catastrophic rail accident or series of accidents involving any or all of property damage, personal injury, and environmental liability could have a material adverse effect on the Company’s operating results, financial condition or liquidity.

The Company is subject to stringent environmental laws and regulations, which may impose significant costs on its business operations.
The Company’s operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on carbon dioxide emissions could result in significant capital expenditures to comply with these regulations with respect to BNSF Railway’s locomotives, equipment, vehicles and machinery and its yards and intermodal facilities and the cranes and trucks serving those facilities. Emission regulations could also adversely affect fuel efficiency and increase operating costs. Delays, litigation, local concerns, special interest opposition and difficulty in obtaining approvals for projects requiring federal, state or local equivalent permitting could inhibit the Company’s ability to build strategic facilities and rail infrastructure, which could adversely impact growth and operational efficiency. In addition, many land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company’s subsidiaries. Environmental liabilities have arisen and may continue to arise from claims asserted by adjacent landowners, other third parties in toxic tort litigation or as a result of alleged damages to natural resources or environmental incidents. The Company’s subsidiaries have been and may continue to be subject to allegations or findings to the effect that they have violated, or are strictly liable under, these laws or regulations. The Company’s operating results, financial condition or liquidity could be adversely affected as a result of any of the foregoing, and it may be required to incur significant expenses to investigate and remediate environmental contamination. The Company may also incur fines, penalties and other sanctions to resolve any alleged violations of environmental law.

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
Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, rising global demand and international political and economic factors. A significant reduction in fuel availability could impact the Company’s ability to provide transportation services at current levels, increase fuel costs and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition or liquidity. If the price of fuel increases substantially, the Company expects to be able to recover a significant portion of these higher fuel costs. However, to the extent that the Company is unable to recover these costs, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition or liquidity. Due to the capital intensive nature and sophistication of certain railroad equipment and material, prospective new suppliers are subject to high barriers of entry. If railroad equipment and material suppliers discontinue operations or if they are unable to meet regulatory specifications, the Company could experience significant cost increases, as well as limited supply of railroad equipment and material necessary for the Company's operations.

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
If increases in demand for the Company’s services significantly exceed expectations, including in a particular geographical region, the Company may experience network difficulties including congestion or reduced velocity, negatively impacting the level of service provided.  Although investments to add capacity continue to be made to meet future anticipated demand, delays in permitting may delay implementation of these capacity improvements.  This may impact operational efficiency and could adversely affect the Company’s results of operations, financial condition or liquidity.

Acts of terrorism or war, as well as the threat of terrorism or war, may cause significant disruptions in the Company’s business operations.
Terrorist attacks and any government response to those types of attacks and war or risk of war may adversely affect the Company’s results of operations, financial condition or liquidity. The Company’s rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues and have an adverse effect on operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on the Company’s operating results and financial condition by causing unpredictable operating or financial conditions, including disruptions of BNSF Railway or connecting rail lines, loss of critical customers or partners, volatility of or a sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically, the coverage available may not adequately compensate it for certain types of incidents and certain coverages may not be available to the Company in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America. BNSF Railway operates approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and also operates in three Canadian provinces. BNSF Railway owns over 23,000 route miles, including easements, and operates on over 9,000 route miles of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads' tracks.

As of December 31, 2015, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of over 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for over 10,000 miles operated under trackage rights.

Property and Facilities
BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include approximately 25 intermodal hubs located across the system.

As of December 31, 2015, BNSF Railway owned or held under non-cancelable leases exceeding one year approximately 8,000 locomotives and 77,000 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF incurs significant costs in repairing and maintaining its properties. In 2015, BNSF recorded approximately $2 billion in repairs and maintenance expense in the Consolidated Statements of Income.

Business Mix
In serving the Midwest, Pacific Northwest, Western, Southwestern and Southeastern regions and ports of the country, BNSF transports, through one operating transportation services segment, a range of products and commodities derived from the manufacturing, agricultural and natural resource industries. Over half of the freight revenues of the Company are covered by contractual agreements of varying durations,while the balance is subject to common carrier published prices or quotations offered by the Company. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. The following map illustrates the Company’s primary routes, including trackage rights, which allow BNSF to access major cities and ports in the western and southern United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF has also entered into marketing agreements with other rail carriers, expanding the marketing reach for each railroad and our collective customers.

Vancouver
Seattle
Spokane
Portland
Havre
Minot
Winnipeg
Fargo
Superior
Minneapolis
St. Paul
Billings
Gillette
Sioux Falls
Chicago
Galesburg
Alliance
Salt Lake City
Lincoln
Stockton
Oakland
Denver
Topeka
Kansas City
St. Louis
Springfield
Memphis
Los Angeles
Long Beach
San Bernardino
Winslow
Albuquerque
Belen
Amarillo
Oklahoma City
Birmingham
Atlanta
San Diego
Phoenix
Fort Worth
El Paso
New Orleans
Houston
BRITISH COLUMBIA
ALBERTA
SASKATCHEWAN
MANITOBA
ONTARIO
QUÉBEC
NEW BRUNSWICK
WASHINGTON
MONTANA
NORTH DAKOTA
MINNESOTA
MAINE
OREGON
IDAHO
SOUTH DAKOTA
WISCONSIN
MICHIGAN
NEW YORK
VERMONT
NEW HAMPSHIRE
MASS.
CONNECTICUT
WYOMING
NEBRASKA
IOWA
PENNSYLVANIA
NEW JERSEY
NEVADA
UTAH
COLORADO
KANSAS
MISSOURI
ILLINOIS
INDIANA
OHIO
WEST VIRGINIA
VIRGINIA
KENTUCKY
CALIFORNIA
NEW MEXICO
ARIZONA
OKLAHOMA
ARKANSAS
TENNESSEE
NORTH CAROLINA
SOUTH CAROLINA
GEORGIA
ALABAMA
MISSISSIPPI
LOUISIANA
TEXAS
FLORIDA
BAJA CALIFORNIA
SONORA
CHIHUAHUA
COAHUILA
BAJA CALIFORNIA SUR
SINALOA
DURANGO
NUEVO LEON
TAMAULIPAS
ZACATECAS
SYSTEM MAP
BNSF RAILWAY
LEGEND
BNSF
UP/SP Trackage Rights
Haulage Agreement
Handling Carrier
0 50 100 200 Miles
0 50 100 200 300 Kilometers
© 2015 BNSF Railway
January 2016
Map Created by
BARTLETT & WEST

Consumer Products:
The Consumer Products freight business provided approximately 31 percent of freight revenues for the 12 months ended December 31, 2015, and consisted of the following business sectors: Domestic Intermodal (including Truckload/Intermodal Marketing Companies and Expedited Truckload/Less-than-Truckload/Parcel), International Intermodal and Automotive.

Industrial Products:
The Industrial Products freight business provided approximately 27 percent of freight revenues for the 12 months ended December 31, 2015, and consisted of the following five business areas: Construction Products, Petroleum Products, Building Products, Chemicals and Plastics Products and Food and Beverages.

Coal:
The transportation of coal contributed approximately 22 percent of freight revenues for the 12 months ended December 31, 2015, with more than 90 percent of all BNSF’s coal tons originating from the Powder River Basin of Wyoming and Montana.

Agricultural Products:
The transportation of Agricultural Products provided approximately 20 percent of freight revenues for the 12 months ended December 31, 2015. These products include corn, wheat, soybeans, ethanol, fertilizer, bulk foods, feeds, oil seeds and meals, milo, oils, barley, oats and rye, flour and mill products, specialty grains and malt.

Government Regulation and Legislation
The Company’s rail operations are subject to the regulatory jurisdiction of the STB of the United States Department of Transportation (DOT), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (OSHA), as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction and consolidation or merger with, or acquisition of control of rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF’s business.

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

Competition
The business environment in which BNSF Railway operates is highly competitive. Depending on the specific market, deregulated motor carriers and other railroads, as well as river barges, ships and pipelines in certain markets, may exert pressure on price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time-sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF Railway and other railroads continue to seek to develop and implement operating efficiencies to improve productivity.

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway’s primary rail competitor in the western region of the United States is the Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway.

Based on weekly reporting by the Association of American Railroads, BNSF Railway’s share of the western United States rail traffic in 2015 was 49.8 percent.

Item 3. Legal Proceedings

Beginning May 14, 2007, some 30 similar class action complaints were filed in six federal district courts around the country by rail shippers against BNSF Railway and other Class I railroads alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws. The complaints seek injunctive relief and unspecified treble damages. These cases were consolidated and are currently pending in the federal District Court for the District of Columbia for coordinated or consolidated pretrial proceedings. (In re: Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). Consolidated amended class action complaints were filed against BNSF Railway and three other Class I railroads in April 2008.
On June 21, 2012, the District Court certified the class sought by the plaintiffs. BNSF Railway and the other three Class I railroads appealed the class certification decision to the U.S. Court of Appeals. On August 9, 2013, the U.S. Court of Appeals vacated the District Court's class certification decision and remanded the case to permit the District Court to reconsider its decision in light of the United States Supreme Court case of Comcast Corp. v. Behrend. The Company continues to believe that these claims are without merit and continues to defend against the allegations vigorously. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

On March 19, 2015, the Washington Utilities and Transportation Commission (UTC) published a staff investigative report and a complaint against BNSF Railway alleging under-reporting of 14 hazardous materials releases during the time period between November 1, 2014 and February 24, 2015. The UTC claimed that the alleged failures to report and associated releases resulted in 700 violations and $700,000 in fines.  The relevant regulations allow for penalties of $1,000 per violation and each day that a party fails to report a release may constitute a separate violation.  In December 2015, the UTC entered a final order approving a stipulation negotiated between BNSF Railway and UTC staff.  Under the UTC’s final order, BNSF Railway paid a penalty of $71,400 to resolve, without admission, the claimed violations.

The U.S. Department of Justice (DOJ) sent a notice to BNSF Railway on March 13, 2015 alleging violations of the Clean Water Act based on (i) four incidents that led to releases of fuel (and lube oil in one incident) from locomotives into water bodies within U.S. Environmental Protection Agency (EPA) Region 8, and (ii) claimed deficiencies in four facility Spill Prevention Control and Countermeasure (SPCC) plans and two Facility Response Plans (FRP). BNSF Railway disputes many elements of the notice, and its assessment indicates that only two of the four releases impacted water bodies. On February 25, 2016, DOJ filed a civil complaint against BNSF Railway in the United States District Court for the District of Colorado asserting these claims. BNSF Railway, DOJ and EPA entered a proposed stipulation to resolve the claims upon BNSF Railway's payment of a $600,000 fine. The stipulation is pending the District Court's approval.

On March 5, 2015, a loaded BNSF Railway crude oil train derailed near Galena, IL. Some of the derailed railcars released crude oil in and around a wetland and a number of the derailed cars caught fire at the derailment location. On June 30, 2015, the Illinois Attorney General’s office and the Illinois Environmental Protection Agency filed a complaint and an interim enforcement order against BNSF Railway with regard to the derailment and release of crude oil. The total penalties proposed under the complaint and interim enforcement order exceed $100,000, but the Company does not believe the penalties will have a material effect on its financial condition, results of operations or liquidity.

Information concerning certain pending tax-related administrative or adjudicative state proceedings or appeals is incorporated by reference from Note 4 to the Consolidated Financial Statements, and information concerning other claims and litigation is incorporated by reference from Note 12 to the Consolidated Financial Statements.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the year ended December 31, 2015, and a comparative analysis of the year ended December 31, 2014.

Results of Operations

Revenues Summary
The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Consumer Products	$6,591	$7,048	5,066	5,040
Industrial Products	5,552	6,211	1,873	1,991
Coal	4,625	4,980	2,286	2,270
Agricultural Products	4,234	4,162	1,044	974
Total freight revenues	21,002	22,401	10,269	10,275
Other revenues	965	838
Total operating revenues	$21,967	$23,239

	Average Revenue Per Car / Unit
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Consumer Products	$1,301	$1,398
Industrial Products	2,964	3,120
Coal	2,023	2,194
Agricultural Products	4,056	4,273
Total freight revenues	$2,045	$2,180

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Total fuel expense[a]	$2,656	$4,478
BNSF fuel surcharges	$1,313	$2,913
a  Total fuel expense includes locomotive and non-locomotive fuel.

Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Revenues
Revenues for the year ended December 31, 2015, were $21,967 million, a decrease of $1,272 million, or 5 percent, compared with the year ended December 31, 2014. The decrease in revenues is primarily due to the following changes in underlying trends in freight revenues:

•	Average revenue per car / unit decreased 6 percent primarily as a result of lower fuel surcharges partially offset by increased rate per car / unit.

In addition to a decrease in average revenue per car / unit, the following changes in underlying trends in volumes also impacted the change in revenues:

•	Industrial Products unit volumes decreased primarily due to lower crude oil prices impacting petroleum products and frac sand demand. In addition, there was also lower demand for steel products.

•	Agricultural Products unit volumes increased due to increased domestic grain shipments and milo exports.

•	Consumer Products and Coal volumes were each up less than 1 percent.

Expense Table
The following table presents BNSF’s expense information (in millions):

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Compensation and benefits	$5,043	$5,023
Fuel	2,656	4,478
Purchased services	2,546	2,592
Depreciation and amortization	2,001	2,123
Equipment rents	801	867
Materials and other	1,196	1,143
Total operating expenses	$14,243	$16,226

Interest expense	$928	$833
Other expense, net	$21	$11
Income tax expense	$2,527	$2,300

Expenses
Operating expenses for the year ended December 31, 2015, were $14,243 million, a decrease of $1,983 million, or 12 percent, as compared with the year ended December 31, 2014. A significant portion of this decrease is due to the following changes in underlying trends in expenses, which includes increased costs in 2014 related to severe weather issues and service-related challenges:

•	Fuel expense decreased due to lower average fuel prices, improved efficiency and lower gross ton miles volume.

•
Depreciation and amortization expense decreased primarily due to internally developed software becoming fully amortized during the first quarter of 2015. See Note 8 to the Consolidated Financial Statements for additional details.

•	There were no significant changes in compensation and benefits, purchased services, equipment rents and materials and other expense.

•	Interest expense increased primarily due to a higher average debt balance.

•	The effective tax rate was 37.3 percent for both the years ended December 31, 2015 and 2014.

Forward-Looking Information
To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws.

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Sensitivity
At December 31, 2015, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position.

Interest Rate Sensitivity
At December 31, 2015, the fair value of BNSF’s debt, excluding capital leases and unamortized gains on interest rate swaps, was $21,996 million.

The following table is an estimate of the impact to the fair value of total debt, excluding capital leases and unamortized gains on interest rate swaps, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2016, based on debt levels as of December 31, 2015:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
Total Debt

1-percent decrease	$2,471 million increase
1-percent increase	$2,072 million decrease

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

The following documents are filed as a part of this report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Burlington Northern Santa Fe, LLC

We have audited the accompanying consolidated balance sheets of Burlington Northern Santa Fe, LLC and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Northern Santa Fe, LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
February 26, 2016

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Income
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Revenues	$21,967	$23,239	$22,014
Operating expenses:
Compensation and benefits	5,043	5,023	4,651
Fuel	2,656	4,478	4,503
Purchased services	2,546	2,592	2,418
Depreciation and amortization	2,001	2,123	1,973
Equipment rents	801	867	822
Materials and other	1,196	1,143	980
Total operating expenses	14,243	16,226	15,347
Operating income	7,724	7,013	6,667
Interest expense	928	833	729
Other expense, net	21	11	10
Income before income taxes	6,775	6,169	5,928
Income tax expense	2,527	2,300	2,135
Net income	$4,248	$3,869	$3,793

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net income	$4,248	$3,869	$3,793

Other comprehensive income:
Change in Pension and Retiree Health and Welfare benefits, net of tax expense of $31 million, tax benefit of $156 million and tax expense of $305 million, respectively	50	(251)	492
Change in accumulated other comprehensive income of equity method investees	—	4	(2)
Other comprehensive income (loss), net of tax	50	(247)	490
Total comprehensive income	$4,298	$3,622	$4,283

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Balance Sheets
In millions

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,329	$2,384
Accounts receivable, net	1,198	1,386
Materials and supplies	829	795
Current portion of deferred income taxes	245	355
Other current assets	337	232
Total current assets	4,938	5,152

Property and equipment, net of accumulated depreciation of $4,845 and $3,550, respectively	59,510	55,806
Goodwill	14,845	14,819
Intangible assets, net	468	512
Other assets	1,942	1,838
Total assets	$81,703	$78,127

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,244	$3,435
Long-term debt due within one year	389	366
Total current liabilities	3,633	3,801

Long-term debt	21,348	18,838
Deferred income taxes	19,072	18,001
Intangible liabilities, net	667	782
Casualty and environmental liabilities	609	639
Pension and retiree health and welfare liability	353	385
Other liabilities	989	947
Total liabilities	46,671	43,393
Commitments and contingencies (see Notes 11 and 12)
Equity:
Member's equity	34,984	34,736
Accumulated other comprehensive income (loss)	48	(2)
Total equity	35,032	34,734
Total liabilities and equity	$81,703	$78,127

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Cash Flows
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Operating Activities
Net income	$4,248	$3,869	$3,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,001	2,123	1,973
Deferred income taxes	1,148	941	583
Long-term casualty and environmental liabilities, net	(35)	(43)	(98)
Contributions to qualified pension plan	—	—	(25)
Other, net	(47)	(310)	(88)
Changes in current assets and liabilities:
Accounts receivable, net	196	(88)	(130)
Materials and supplies	(34)	40	(35)
Other current assets	(4)	(36)	(6)
Accounts payable and other current liabilities	(298)	85	(205)
Net cash provided by operating activities	7,175	6,581	5,762

Investing Activities
Capital expenditures excluding equipment	(4,425)	(3,734)	(2,975)
Acquisition of equipment	(1,226)	(1,509)	(943)
Purchases of investments and investments in time deposits	(151)	—	—
Proceeds from sales of investments and maturities of time deposits	27	—	—
Partnership investment	(36)	—	—
Other, net	(16)	(6)	55
Net cash used for investing activities	(5,827)	(5,249)	(3,863)

Financing Activities
Proceeds from issuance of long-term debt	3,000	3,000	3,000
Payments on long-term debt	(371)	(641)	(440)
Cash distributions	(4,000)	(3,500)	(4,000)
Other, net	(32)	(32)	(28)
Net cash used for financing activities	(1,403)	(1,173)	(1,468)
Increase (decrease) in cash and cash equivalents	(55)	159	431
Cash and cash equivalents:
Beginning of period	2,384	2,225	1,794
End of period	$2,329	$2,384	$2,225

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$953	$859	$772
Capital investments accrued but not yet paid	$421	$293	$224
Income taxes paid, net of refunds	$1,281	$1,366	$1,752
See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Changes in Equity
In millions

	Member's Equity	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2012	$34,574	$(245)	$34,329
Comprehensive income, net of tax	3,793	490	4,283
Cash distributions to Parent	(4,000)	—	(4,000)
Balance at December 31, 2013	34,367	245	34,612
Comprehensive income, net of tax	3,869	(247)	3,622
Cash distributions to Parent	(3,500)	—	(3,500)
Balance at December 31, 2014	34,736	(2)	34,734
Comprehensive income, net of tax	4,248	50	4,298
Cash distributions to Parent	(4,000)	—	(4,000)
Balance at December 31, 2015	$34,984	$48	$35,032

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe, LLC (BNSF or the Company) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF’s principal, wholly-owned subsidiary is BNSF Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America. BNSF Railway operates approximately 32,500 route miles (excluding multiple main tracks, yard tracks and sidings) in 28 states and also operates in three Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 31 percent, 27 percent, 22 percent and 20 percent, respectively, of total freight revenues for the year ended December 31, 2015. These Consolidated Financial Statements include BNSF, BNSF Railway and other majority-owned subsidiaries, all of which are separate legal entities.

Burlington Northern Santa Fe Corporation was incorporated in the State of Delaware on December 16, 1994. On February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger (Merger) of a Berkshire wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation with the surviving entity renamed Burlington Northern Santa Fe, LLC. Berkshire’s cost of acquiring BNSF was pushed-down to establish a new accounting basis for BNSF beginning as of February 13, 2010. Earnings per share data is not presented because BNSF has only one holder of its membership interests.

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

Revenue Recognition
Transportation revenues are recognized based upon the proportion of service provided as of the balance sheet date, with related expenses recognized as incurred. Revenues from ancillary services are recognized when performed. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to revenue on a pro-rata basis based on actual or projected future customer shipments. When using projected shipments, the Company relies on historical trends as well as economic and other indicators to estimate the liability for customer incentives.

Accounts Receivable, Net
Accounts receivable, net includes accounts receivable reduced by an allowance for bill adjustments and uncollectible accounts. The allowance for bill adjustments and uncollectible accounts is based on historical experience as well as any known trends or uncertainties related to customer billing and account collectibility. Allowances for uncollectible accounts are charged off when it is determined that the counterparty will be unable to pay based on the contractual terms of the receivables. Receivables are generally written off against allowances after all reasonable collection efforts are exhausted.

Cash and Cash Equivalents
All short-term investments with original maturities of 90 days or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value because of the short maturity of these instruments.

Investments in Equity and Fixed Maturity Securities
Investments in fixed maturity securities and equity securities are classified at the acquisition date and the classification is re-evaluated at each balance sheet date. Trading securities are investments acquired with the intent to sell in the near term and are carried at fair value. All investments currently held are classified as trading securities and gains or losses are recorded in income.

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

See Note 8 for further information related to goodwill and other intangible assets and liabilities.

Property and Equipment, Net
BNSF’s railroad operations are highly capital intensive and its large base of homogeneous, network-type assets turns over on a continuous basis. Each year BNSF develops a capital program for the replacement of assets and for the acquisition or construction of assets intended to enable BNSF to enhance the efficiency of operations, gain strategic benefit or provide new service offerings to customers. Assets purchased or constructed throughout the year are capitalized if they meet applicable minimum units of property criteria.

Normal repairs and maintenance are charged to operating expense as incurred, while costs incurred that extend the useful life of an asset, improve the safety of BNSF’s operations, or improve operating efficiency are capitalized.

Property and equipment are stated at cost and are depreciated and amortized on a straight-line basis over their estimated useful lives. The Company uses the group method of depreciation in which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. The Company conducts studies of depreciation rates and the required accumulated depreciation balance as required by the Surface Transportation Board (STB), which is generally every three years for equipment and every six years for track structure and other roadway property. These detailed studies form the basis for the Company's depreciation methods used in accordance with GAAP. There are no differences between assumptions used in determining average service lives between STB reporting and GAAP.

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

Under group depreciation, the historical cost net of salvage of depreciable property that is retired or replaced in the ordinary course of business is charged to accumulated depreciation and no gain or loss is recognized. This historical cost of certain assets is estimated as it is impracticable to track individual, homogeneous network-type assets. Historical costs are estimated by deflating current costs using the Producer Price Index (PPI). The PPI was selected because it closely correlates with the major costs of the items comprising the asset classes. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of property is completely retired, BNSF monitors the estimated service lives of its assets and the accumulated depreciation associated with each asset class to ensure its depreciation rates are appropriate.

For retirements of depreciable asset classes that do not occur in the normal course of business, a gain or loss may be recognized in operating expense if the retirement meets each of the following conditions: (i) is unusual, (ii) is significant in amount, and (iii) varies significantly from the retirement profile identified through BNSF’s depreciation studies. During the three fiscal years presented, no material gains or losses were recognized due to the retirement of depreciable assets. Gains or losses from disposals of land and non-rail property are recorded at the time of their occurrence.

When BNSF purchases an asset, all costs necessary to make the asset ready for its intended use are capitalized. BNSF self-constructs portions of its track structure and rebuilds certain classes of rolling stock.  Expenditures that significantly increase asset values or extend useful lives are capitalized. In addition to direct labor and material, certain indirect costs such as materials, small tools and project supervision are capitalized. Annually, a study is performed for the purpose of identifying indirect costs that clearly relate to capital projects. From those studies, an overhead application rate is developed. Indirect project costs are then allocated to capital projects using this overhead application rate.

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

3. Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. ASU 2014-09 applies to most contracts with customers. Insurance and leasing contracts are excluded from the scope. ASU 2014-09 prescribes a five-step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligation under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligation and (e) recognition of revenue as the identified performance obligation is satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for public companies in annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August of 2015, the FASB deferred the effective date one year to the annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date (annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period). ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company does not expect this standard to have a material impact to the Consolidated Financial Statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. BNSF early adopted the provisions of this ASU during the fourth quarter of 2015 and applied it retrospectively. The adoption of ASU 2015-03 resulted in the presentation of $92 million of debt issuance costs as a reduction of Long-term debt at December 31, 2015. The Company retrospectively adjusted the December 31, 2014 consolidated balance sheet and related disclosures to reflect the reclassification of $76 million of debt issuance costs from Other assets to Long-term debt. There was no other impact on BNSF's Consolidated Financial Statements from the adoption of ASU 2015-03.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, and eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. ASU 2015-17 may be adopted prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Adoption of this guidance is not expected to have a material impact to the Company's financial condition.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

4. Income Taxes

Income tax expense was as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Current:
Federal	$1,211	$1,190	$1,346
State	168	169	206
Total current	1,379	1,359	1,552
Deferred:
Federal	1,097	852	609
State	51	89	(26)
Total deferred	1,148	941	583
Total	$2,527	$2,300	$2,135

Reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	2.7	2.0
Other, net	0.1	(0.4)	(1.0)
Effective tax rate	37.3%	37.3%	36.0%

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2015	December 31, 2014
Deferred tax liabilities:
Property and equipment	$(19,660)	$(18,624)
Other	(341)	(363)
Total deferred tax liabilities	(20,001)	(18,987)
Deferred tax assets:
Compensation and benefits	328	335
Casualty and environmental	293	307
Pension and retiree health and welfare benefits	126	202
Intangible assets and liabilities	100	132
Long-term debt fair value adjustment under acquisition method accounting	96	117
Other	231	248
Total deferred tax assets	1,174	1,341
Net deferred tax liability	$(18,827)	$(17,646)

Non-current deferred income tax liability	$(19,072)	$(18,001)
Current portion of deferred income taxes	245	355
Net deferred tax liability	$(18,827)	$(17,646)

BNSF is included in the consolidated U.S. federal income tax return of Berkshire. BNSF’s tax expense and liabilities have been computed on a stand-alone basis, and substantially all of its currently payable income taxes are remitted each quarter to Berkshire. See Note 14 to the Consolidated Financial Statements for information related to income taxes paid to Berkshire during 2015.

All U.S. federal income tax returns of BNSF are closed for audit through the tax period ending February 12, 2010. BNSF is currently under examination for the period February 13 - December 31, 2010 and years 2011, 2012 and 2013.

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

Uncertain Tax Positions
The amount of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 was $69 million, $78 million, and $56 million, respectively. The amount of unrecognized tax benefits at December 31, 2015 that would affect the Company’s effective tax rate if recognized was $38 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Beginning balance	$78	$56	$48
Additions for tax positions related to current year	7	16	16
Additions (reductions) for tax positions taken in prior years	(8)	13	1
Additions (reductions) for tax positions as a result of:
Settlements	1	(1)	1
Lapse of statute of limitations	(9)	(6)	(10)
Ending balance	$69	$78	$56

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations, the financial position or the cash flows of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. The Company had recorded a liability of approximately $5 million and $8 million for interest and penalties for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recognized a reduction of approximately $4 million, an increase of approximately $3 million and a reduction of approximately $1 million in interest and penalty expense, respectively.

5. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At December 31, 2015 and 2014, $74 million and $56 million, respectively, of such allowances had been recorded.

At December 31, 2015 and 2014, $50 million and $35 million, respectively, of accounts receivable were greater than 90 days old.

6. Investments

BNSF holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of December 31, 2015 and December 31, 2014 (in millions):

	December 31, 2015	December 31, 2014
Debt securities	$57	$—
Equity securities	63	—
Total	$120	$—

As of the year-ended December 31, 2014, all investments were primarily held in cash and cash equivalents.

The fair value measurements of BNSF’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. The following table presents gains and losses recognized in earnings for the Company (in millions):

	December 31, 2015	December 31, 2014
Gains	$6	$—
Losses	(11)	—
Net Loss	$(5)	$—

7. Property and Equipment, Net

Property and equipment, net (in millions), and the corresponding ranges of estimated useful lives were as follows:

			2015
	December 31, 2015	December 31, 2014	Range of Estimated Useful Life
Land for transportation purposes	$6,037	$5,983	—
Track structure	21,200	19,562	15 – 50 years
Other roadway	24,767	23,026	7 – 100 years
Locomotives	7,794	6,621	7 – 35 years
Freight cars and other equipment	2,629	2,350	8 – 40 years
Computer hardware, software and other	897	522	6 – 9 years
Construction in progress	1,031	1,292	—
Total cost	64,355	59,356
Less accumulated depreciation and amortization	(4,845)	(3,550)
Property and equipment, net	$59,510	$55,806

The Consolidated Balance Sheets at December 31, 2015 and 2014, included $814 million, net of $362 million of amortization, and $854 million, net of $374 million of amortization, respectively, for property and equipment under capital leases, primarily for rolling stock.

The Company capitalized $34 million, $30 million and $29 million of interest for the years ended December 31, 2015, 2014 and 2013, respectively.

8. Goodwill and Other Intangible Assets and Liabilities

During the years ended December 31, 2015, 2014 and 2013, no impairment losses related to goodwill were incurred. As of December 31, 2015 and 2014, there were no accumulated impairment losses related to goodwill.

The changes in the carrying amount of goodwill were as follows (in millions):

	December 31, 2015	December 31, 2014
Beginning balance	$14,819	$14,819
Additions	26	—
Ending balance	$14,845	$14,819

In July 2015, BNSF Logistics, LLC, a wholly-owned, third-party logistics company, made an immaterial acquisition of a company. During 2015, the Company completed the acquisition valuation resulting in the recognition of $26 million in goodwill.

Intangible assets and liabilities were as follows (in millions):

	As of December 31, 2015		As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$660	$192	$2,031	$1,519
Intangible liabilities	$1,403	$736	$2,056	$1,274
As of December 31, 2015, intangible assets primarily consisted of franchise and customer assets. At December 31, 2014, intangible assets also included internally developed software that became fully amortized in the first quarter of 2015. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	December 31, 2015	December 31, 2014
Amortization of intangible assets	$58	$310
Amortization of intangible liabilities	$115	$179

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
2016	$39	$101
2017	$36	$96
2018	$33	$90
2019	$31	$27
2020	$31	$26

9.   Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a VIE, with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of December 31, 2015 and 2014, the assets of the unconsolidated Partnership totaled approximately $315 million and $355 million, respectively. During the years ended December 31, 2015, 2014, and 2013, no impairment losses related to the low-income housing partnership were incurred. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the years ended December 31, 2015 and 2014, the Company recognized a reduction to income tax expense of $29 million and $35 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Unamortized investment balance classified as Other Assets	$265	$314
Remaining commitment classified as Other Liabilities	$—	$18
Maximum exposure to loss	$265	$314

10. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Compensation and benefits payable	$776	$789
Property and income tax liabilities	337	330
Capital expenditure estimated liabilities	317	195
Accounts payable	292	344
Accrued interest	286	265
Customer incentives	135	151
Casualty and environmental liabilities	135	140
Rents and leases	111	158
Other	855	1,063
Total	$3,244	$3,435

11. Debt

Debt outstanding was as follows (in millions):

	December 31, 2015 [a]		December 31, 2014 [a]
Notes and debentures, due 2016 to 2097	$20,082	4.9%	$17,838	5.0%
Equipment obligations, due 2016 to 2028	564	3.7	96	5.5
Capitalized lease obligations, due 2016 to 2029	660	6.1	745	6.1
Mortgage bonds, due 2020 to 2047	81	4.5	81	4.5
Financing obligations, due 2016 to 2028	237	6.3	251	6.3
Unamortized fair value adjustment under acquisition method accounting, discount and other, net	113		193
Total	21,737		19,204
Less current portion of long-term debt	(389)	6.4%	(366)	5.2%
Long-term debt	$21,348		$18,838
a  Amounts represent debt outstanding and weighted average effective interest rates for 2015 and 2014, respectively. Maturities are as of December 31, 2015.

As of December 31, 2015, certain BNSF Railway properties and other assets were subject to liens securing $81 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of December 31, 2015, the Company was in compliance with these covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

The fair value of BNSF’s long-term debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs). Capital leases and unamortized gains on interest rate swaps have been excluded from the calculation of fair value for both 2015 and 2014.

The following table provides fair value information for the Company’s debt obligations including principal cash flows, related weighted average interest rates by contractual maturity dates and fair value. The Company had no outstanding variable rate debt at December 31, 2015.

	December 31, 2015
	Maturity Date						Total Including Capital Leases	Total Excluding Capital Leases [a,b]	Fair Value Excluding Capital Leases [b]
	2016	2017	2018	2019	2020	Thereafter
Fixed-rate debt (in millions)	$389	$734	$738	$835	$570	$18,471	$21,737	$21,033	$21,996
Average interest rate	6.4%	5.6%	5.7%	4.8%	5.7%	4.8%	4.9%
a Amount also excludes unamortized fair value adjustment under acquisition method accounting related to capital leases.
b Amount also excludes unamortized gains on interest rate swaps.

As of December 31, 2014, the fair value of fixed-rate debt excluding capital leases and unamortized gains on interest rate swaps was $20,543 million.

Notes and Debentures
2015
In August 2015, BNSF issued $350 million of 3.650 percent debentures due September 1, 2025 and $650 million of 4.700 percent debentures due September 1, 2045. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

In April 2015, the Board of Managers (the Board) of the Company authorized an additional $3 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the SEC. As of December 31, 2015, $2.25 billion remained authorized by the Board to be issued through the SEC debt shelf offering process.

In March 2015, BNSF issued $500 million of 3.000 percent debentures due April 1, 2025 and $1 billion of 4.150 percent debentures due April 1, 2045. The net proceeds from the sale of the debentures were used for general corporate purposes.

2014
In August 2014, BNSF issued $700 million of 3.400 percent debentures due September 1, 2024 and $800 million of 4.550 percent debentures due September 1, 2044. The net proceeds from the sale of the debentures were used for general corporate purposes.

In March 2014, BNSF issued $500 million of 3.750 percent debentures due April 1, 2024 and $1 billion of 4.900 percent debentures due April 1, 2044. The net proceeds from the sale of the debentures were used for general corporate purposes.

2013
In August 2013, BNSF issued $800 million of 3.850 percent debentures due September 1, 2023 and $700 million of 5.150 percent debentures due September 1, 2043. The net proceeds from the sale of the debentures were used for general corporate purposes.

In March 2013, BNSF issued $700 million of 3.000 percent debentures due March 15, 2023 and $800 million of 4.450 percent debentures due March 15, 2043. The net proceeds from the sale of the debentures were used for general corporate purposes.

Equipment Obligation
In June 2015, BNSF Railway entered into a 13-year equipment obligation totaling $500 million at 3.442 percent.

Capital Leases
There were no additions to capital leases in 2015. In 2014 and 2013, additions to capital leases were not material.

Guarantees
As of December 31, 2015, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2015, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount	[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$—		Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/A	[d]	N/A	[d]	N/A	[d]	2	$3	[c]
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

Variable Interest Entities - Leases
BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $3 billion as of December 31, 2015. The future minimum lease payments are included in future operating lease payments disclosed in Note 12.

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

12. Commitments and Contingencies

Lease Commitments
BNSF has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2015, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases	[a]
2016	$189	$576
2017	76	531
2018	73	472
2019	70	443
2020	68	444
Thereafter	361	1,526
Total	837	$3,992
Less amount representing interest	(177)
Present value of minimum lease payments	$660
a Excludes leases having non-cancelable lease terms of less than one year and per diem leases.

Lease rental expense for all operating leases, excluding per diem leases, was $627 million, $628 million and $594 million for the years ended December 31, 2015, 2014 and 2013, respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rentals were not significant.

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

•
An estimate of the future anticipated claims filing rate by type of disease (non-malignant, cancer and mesothelioma) was computed using the Company’s average historical claim filing rates observed in 2012-2015.

•	An estimate of the future anticipated dismissal rate by type of claim was computed using the Company’s historical average dismissal rates observed in 2011-2015.

•
An estimate of the future anticipated settlement by type of disease was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of incidence observed during 2011-2015.

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

The most sensitive assumptions for this accrual are the estimated future filing rates and estimated average claim values. Asbestos claim filings are typically sporadic and may include large batches of claims solicited by law firms. To reflect these factors, BNSF used a multi-year calibration period (i.e., average historical filing rates observed in 2012-2015) because it believed it would be most representative of its future claim experience. In addition, for non-malignant claims, the number of future claims to be filed against BNSF declines at a rate consistent with both mortality and age as there is a decreasing propensity to file a claim as the population ages. BNSF believes the average claim values by type of disease from the historical period 2011-2015 are most representative of future claim values. Non-malignant claims, which represent approximately 80 percent of the total number and 45 percent of the cost of estimated future asbestos claims, were priced by age of the projected claimants. Historically, the ultimate settlement value of these types of claims is most sensitive to the age of the claimant.

During the third quarters of 2015, 2014 and 2013, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In 2015, management recorded an increase in expense of $5 million. In 2014, management recorded a decrease in expense of $2 million. In 2013, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2016.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Beginning balance	$375	$387	$462
Accruals	81	61	21
Payments	(81)	(73)	(96)
Ending balance	$375	$375	$387

At December 31, 2015 and 2014, $85 million and $80 million were included in current liabilities, respectively. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $330 million to $445 million. However, BNSF believes that the $375 million recorded at December 31, 2015, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company
The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in time deposits and money market accounts. At December 31, 2015, there was approximately $410 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $485 million at December 31, 2014.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 223 sites, including 18 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

BNSF estimates the ultimate cost of cleanup efforts at its known environmental sites on an annual basis during the third quarter. Ultimate cost estimates for environmental sites are based on current estimated percentage to closure ratios, possible remediation work plans and estimates of the costs and likelihood of each possible outcome, historical payment patterns, and benchmark patterns developed from data accumulated from industry and public sources, including the Environmental Protection Agency and other governmental agencies. These factors incorporate into the estimates experience gained from cleanup efforts at other similar sites. The most significant assumptions are the possible remediation work plans and estimates of the costs and likelihood of each possible outcome for the larger sites.

Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of December 31, 2015 and 2014 was $12 million and $15 million, respectively.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Beginning balance	$404	$435	$458
Accruals	4	13	19
Payments	(39)	(44)	(42)
Ending balance	$369	$404	$435

At December 31, 2015 and 2014, $50 million and $60 million were included in current liabilities, respectively.

During the third quarters of 2015, 2014 and 2013, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2015, 2014 and 2013, management recorded additional expense of $7 million, $5 million and $12 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2016.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2015, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $285 million to $500 million. However, BNSF believes that the $369 million recorded at December 31, 2015, is the best estimate of the Company’s future obligation for environmental costs.

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

Components of the net (benefit) cost for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Service cost	$48	$38	$47
Interest cost	90	95	89
Expected return on plan assets	(138)	(134)	(124)
Amortization of prior service credits	(1)	(1)	—
Amortization of net loss	2	1	17
Settlements	(1)	(1)	(1)
Net (benefit) cost recognized	$—	$(2)	$28

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Service cost	$1	$1	$1
Interest cost	10	11	12
Amortization of prior service credits	(2)	(2)	(1)
Amortization of net loss	2	1	5
Net cost recognized	$11	$11	$17

The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following table shows the change in projected benefit obligation (in millions):

	Pension Benefits
Change in Benefit Obligation	December 31, 2015	December 31, 2014
Projected benefit obligation at beginning of period	$2,452	$2,220
Service cost	48	38
Interest cost	90	95
Actuarial loss (gain)	(111)	256
Benefits paid	(145)	(141)
Administrative expenses	(1)	(1)
Settlements	(13)	(15)
Projected benefit obligation at end of period	2,320	2,452
Component representing future salary increases	(146)	(146)
Accumulated benefit obligation at end of period	$2,174	$2,306

	Retiree Health and Welfare Benefits
Change in Benefit Obligation	December 31, 2015	December 31, 2014
Projected benefit obligation at beginning of period	$280	$272
Service cost	1	1
Interest cost	10	11
Plan participants’ contributions	5	6
Actuarial loss (gain)	(13)	13
Benefits paid	(25)	(23)
Projected benefit obligation at end of period	$258	$280

BNSF’s pension plans had plan assets in excess of accumulated benefit obligations and projected benefit obligations in excess of plan assets at December 31, 2015 and December 31, 2014.

The following tables show the change in plan assets of the plans (in millions):

	Pension Benefits
Change in Plan Assets	December 31, 2015	December 31, 2014
Fair value of plan assets at beginning of period	$2,342	$2,490
Actual return on plan assets	95	(3)
Employer contributions[a]	11	12
Benefits paid	(145)	(141)
Administrative expenses	(1)	(1)
Settlements	(13)	(15)
Fair value of plan assets at measurement date	$2,289	$2,342
a  Other than contributions to the BNSF Retirement Plan, employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

	Retiree Health and Welfare Benefits
Change in Plan Assets	December 31, 2015	December 31, 2014
Fair value of plan assets at beginning of period	$—	$—
Employer contributions[a]	20	17
Plan participants’ contributions	5	6
Benefits paid	(25)	(23)
Fair value of plan assets at measurement date	$—	$—
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status, defined as plan assets less the projected benefit obligation (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Funded status (plan assets less projected benefit obligations)	$(31)	$(110)	$(258)	$(280)

Of the combined pension and retiree health and welfare benefits liability of $289 million and $390 million recognized as of December 31, 2015 and 2014, respectively, $30 million was included in other current liabilities in both December 31, 2015 and 2014, and $93 million and $26 million were included in other assets at December 31, 2015 and 2014, respectively.

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to accumulated other comprehensive income / (loss) (AOCI). The following table shows the pre-tax change in AOCI attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits
	Year Ended	Year Ended	Year Ended
Change in AOCI	December 31, 2015	December 31, 2014	December 31, 2013
Beginning balance	$34	$427	$(330)
Amortization of net loss	2	1	17
Amortization of prior service credits	(1)	(1)	—
Prior service credits	—	—	7
Actuarial (loss) gain	68	(392)	734
Settlements	(1)	(1)	(1)
Ending balance	$102	$34	$427

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
Change in AOCI	December 31, 2015	December 31, 2014	December 31, 2013
Beginning balance	$(34)	$(20)	$(60)
Amortization of net loss	2	1	5
Amortization of prior service credits	(2)	(2)	(1)
Prior service credits	—	—	7
Actuarial (loss) gain	13	(13)	29
Ending balance	$(21)	$(34)	$(20)

Less than $1 million, net of tax, of the actuarial losses and prior service credits from defined benefit pension plans in AOCI are required to be amortized into net periodic benefit cost over the next fiscal year. Approximately $1 million, net of tax, of the prior service credits and less than $1 million, net of tax, of the actuarial losses from retiree health and welfare benefit plans in AOCI are required to be amortized into net periodic benefit cost over the next fiscal year. Pre-tax amounts currently recognized in AOCI consist of the following (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2015	2014	2015	2014
Net gain (loss)	$99	$29	$(28)	$(43)
Prior service credits	5	6	7	9
Settlements	(2)	(1)	—	—
Pre-tax amount recognized in AOCI at December 31,	$102	$34	$(21)	$(34)
After-tax amount recognized in AOCI at December 31,	$63	$21	$(13)	$(21)

The assumptions used in accounting for the BNSF plans were as follows:

	Pension Benefits
	Year Ended	Year Ended	Year Ended
Assumptions Used to Determine Net Cost	December 31, 2015	December 31, 2014	December 31, 2013
Discount rate	3.79%	4.50%	3.75%
Expected long-term rate of return on plan assets	6.60%	6.75%	6.75%
Rate of compensation increase	3.80%	3.80%	3.80%

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
Assumptions Used to Determine Net Cost	December 31, 2015	December 31, 2014	December 31, 2013
Discount rate	3.69%	4.50%	3.75%
Rate of compensation increase	3.80%	3.80%	3.80%

	Pension Benefits		Retiree Health and Welfare Benefits
Assumptions Used to Determine Benefit Obligations	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Discount rate	4.22%	3.79%	4.09%	3.69%
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

BNSF determined the discount rate based on a yield curve that utilized year-end market yields of high-quality corporate bonds to develop spot rates that are matched against the plans' expected benefit payments. The discount rate used for the 2016 calculation of net benefit cost increased to 4.22 percent for pension and 4.09 percent for retiree health and welfare benefits, which reflects market conditions at the December 31, 2015, measurement date.

In October 2014, the Society of Actuaries (SOA) released the final report of the RP-2014 mortality tables, which BNSF utilized in the calculation of its December 31, 2015 and 2014 liabilities.

Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations, while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities. The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Actual experience will differ from the assumed rates. The expected rate of return on plan assets was 6.60 percent for 2015 and will be 6.63 percent for 2016.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and rate of return on plan assets:

Sensitivity Analysis
	Change in Net Benefit Cost
Hypothetical Discount Rate Change	Pension			Retiree Health and Welfare
50 basis point decrease	$1	million	increase	$1	million	increase
50 basis point increase	$1	million	decrease	$1	million	decrease
Hypothetical Rate of Return on Plan Assets Change	Pension
50 basis point decrease	$11	million	increase
50 basis point increase	$11	million	decrease

The following table presents assumed health care cost trend rates:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Assumed health care cost trend rate for next year (participants over 65)[a]	3.00%	3.00%	3.00%
Assumed health care cost trend rate for next year (participants under 65)	7.70%	7.90%	8.20%
Rate to which health care cost trend rate for participants under 65 is expected to decline and remain	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2038	2028	2028
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

The following table summarizes the investments of BNSF’s funded pension plans as of December 31, 2015, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2015	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Equity securities:[b]
U.S.	$2,001	$2,001	$—	$—
International	59	59	—	—
Corporate debt securities	28	—	28	—
Registered investment companies	19	19	—	—
U.S. government debt securities	12	—	12	—
Collateralized obligations and mortgage backed securities (MBS)	3	—	3	—
Cash and cash equivalents	167	3	164	—
Total[c]	$2,289	$2,082	$207	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2015, three equity securities each exceeded 10 percent of total plan assets.  These investments represent approximately 47 percent of total plan assets.
c Excludes less than $1 million accrued for dividend and interest receivable.

Comparative Prior Year Information
The following table summarizes the investments of BNSF’s funded pension plans as of December 31, 2014, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2014	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Equity securities:[b]
U.S.	$2,091	$2,091	$—	$—
International	77	77	—	—
Corporate debt securities	30	—	30	—
Registered investment companies	28	28	—	—
U.S. government debt securities	13	—	13	—
Collateralized obligations and mortgage backed securities (MBS)	6	—	6	—
Cash and cash equivalents	97	—	97	—
Total [c]	$2,342	$2,196	$146	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2014, three equity securities each exceeded 10 percent of total plan assets.  These investments represented approximately 43 percent of total plan assets.
c Excludes less than $1 million accrued for dividend and interest receivable.

The Company is not required to make contributions to its funded pension plans in 2016. The Company expects to make benefit payments in 2016 of $10 million from its unfunded non-qualified pension plan.

The following table shows expected benefit payments from its defined benefit pension plans and expected claim payments for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments	[a]	Expected Retiree Health and Welfare Payments
2016	$168		$21
2017	$156		$20
2018	$155		$20
2019	$153		$19
2020	$151		$18
2021-2025	$693		$81
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Defined Contribution Plans
BNSF sponsors qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matched 75 percent of the first six percent of non-union employees’ contributions and matched 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Employer contributions are subject to a five-year length of service vesting schedule. BNSF’s 401(k) matching expense was $34 million, $36 million and $34 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Other
Under collective bargaining agreements, BNSF participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $58 million, $65 million and $65 million during the years ended December 31, 2015, 2014 and 2013, respectively. The average number of employees covered under these plans were 40 thousand, 40 thousand and 37 thousand during the years ended December 31, 2015, 2014 and 2013, respectively.

14. Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the years ended December 31, 2015, 2014 and 2013, the Company declared and paid cash distributions of $4 billion, $3.5 billion and $4 billion, respectively, to its parent company. For the years ended December 31, 2015, 2014 and 2013, the Company received tax refunds of $167 million, $104 million and $8 million, respectively, from Berkshire, and made cash payments of $1,285 million, $1,253 million and $1,560 million, respectively, for income taxes to Berkshire.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Revenues	$178	$148	$150
Expenditures	$298	$297	$272

15. Accumulated Other Comprehensive Income

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

The following tables provide the components of AOCI by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2014	$—	$(2)	$(2)
Other comprehensive income before reclassifications	50	—	50
Amounts reclassified from AOCI	—	—	—
Balance at December 31, 2015	$50	$(2)	$48

Balance at December 31, 2013	$251	$(6)	$245
Other comprehensive (loss) income before reclassifications	(250)	4	(246)
Amounts reclassified from AOCI	(1)	—	(1)
Balance at December 31, 2014	$—	$(2)	$(2)
a Amounts are net of tax. See Note 13 for additional details.

Reclassifications out of AOCI[b]
	Year Ended	Year Ended
Details about AOCI Components	December 31, 2015	December 31, 2014	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$(4)	$(2)	[c]
Prior service credits	3	3	[c]
	(1)	1	Total before tax
	1	—	Tax (expense) / benefit
Total reclassifications for the period	$—	$1	Net of tax
b Amounts in parenthesis indicate debits to the income statement.
c This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare cost (see Note 13 for additional details).

16. Quarterly Financial Data—Unaudited

Dollars in millions

2015	Fourth	Third	Second	First
Revenues	$5,396	$5,600	$5,369	$5,602
Operating income	$1,972	$2,089	$1,769	$1,894
Net income	$1,084	$1,156	$963	$1,045

2014	Fourth	Third	Second	First
Revenues	$6,176	$5,881	$5,735	$5,447
Operating income	$2,097	$1,868	$1,680	$1,368
Net income	$1,194	$1,035	$916	$724

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

Management assessed the effectiveness of BNSF’s internal control over financial reporting as of December 31, 2015. In making this assessment, management adopted and used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that as of December 31, 2015, BNSF’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

None.

Part III

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
The following table presents the fees incurred by BNSF, including its majority-owned subsidiaries, for services provided by Deloitte & Touche LLP, the independent registered public accounting firm, for the twelve months ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Audit fees	$2,364	$2,217
Audit-related fees	—	59
Tax fees	—	—
All other fees	22	16
Total	$2,386	$2,292

Audit Fees
Audit fees consist of professional services for audits of financial statements, quarterly reviews, internal control reviews, comfort letters provided in conjunction with the issuance of debt, and agreed-upon procedures performed on the Annual Report R-1 filed by BNSF Railway with the Surface Transportation Board.

Audit-Related Fees
This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of BNSF's financial statements and are not reported above under "Audit Fees".

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit and tax planning for specific transactions or potential transactions of the Company. No tax fees were billed in 2015 or 2014.

All Other Fees
All other fees consist of subscription-related fees.

Pre-Approval Policies and Procedures
The Registrant is an indirect, wholly-owned subsidiary of Berkshire Hathaway Inc. and does not have an audit committee. During 2015 and 2014, the Audit Committee of Berkshire Hathaway Inc. pre-approved all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

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

Burlington Northern Santa Fe, LLC
		By:	/s/ Matthew K. Rose
Dated:	February 26, 2016		Matthew K. Rose Executive Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe, LLC and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose	Executive Chairman and Chief Executive Officer
Matthew K. Rose	(Principal Executive Officer), and Manager

/s/ Carl R. Ice	President and Chief Operating Officer
Carl R. Ice	(Principal Operating Officer), and Manager

/s/ Julie A. Piggott	Executive Vice President and Chief Financial Officer
Julie A. Piggott	(Principal Financial Officer), and Manager

/s/ Jon I. Stevens	Vice President and Controller
Jon I. Stevens	(Principal Accounting Officer)

/s/ Stevan B. Bobb	Manager
Stevan B. Bobb

/s/ Warren E. Buffett*	Manager
Warren E. Buffett

/s/ Gregory C. Fox	Manager
Gregory C. Fox

/s/ Marc D. Hamburg*	Manager
Marc D. Hamburg

/s/ Roger Nober	Manager
Roger Nober

		*By:	/s/ Judy K. Carter
Dated:	February 26, 2016		Judy K. Carter Secretary

S-1

Burlington Northern Santa Fe, LLC and Subsidiaries
Exhibit Index

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
	2.1	Agreement and Plan of Merger by and among Berkshire Hathaway Inc., R Acquisition Company, LLC, and Burlington Northern Santa Fe Corporation, dated November 2, 2009. Ø	8-K	11/3/2009	1-11535	2.1
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	1-11535	3.1
	3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010.	8-K	2/16/2010	1-11535	3.2
	3.3	Written Consent of the Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Operating Agreement.	8-K	4/13/2010	1-11535	3.1
(4)	Instruments defining the rights of security holders, including indentures
	4.1	Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee.	S-3	2/8/1999	333-72013	4
	4.2	Form of BNSF’s 6 3/4% Debenture Due March 15, 2029.	10-K	3/31/1999	1-11535	4.3
	4.3	Form of BNSF’s 6.70% Debenture Due August 1, 2028.	10-K	3/31/1999	1-11535	4.4
	4.4	Form of BNSF’s 8.125% Debenture Due April 15, 2020.	10-K	2/12/2001	1-11535	4.6
	4.5	Form of BNSF’s 7.95% Debenture Due August 15, 2030.	10-K	2/12/2001	1-11535	4.7
	4.6	Indenture, dated as of December 8, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	S-3 ASR	12/8/2005	333-130214	4.1
	4.7	Certificate of Trust of BNSF Funding Trust I, executed and filed by U.S. Bank Trust National Association, Linda Hurt and James Gallegos, as Trustees.	S-3 ASR	12/8/2005	333-130214	4.3
	4.8	Amended and Restated Declaration of Trust of BNSF Funding Trust I, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.4
	4.9	Guarantee Agreement between BNSF and U.S. Bank Trust National Association, as Guarantee Trustee, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.5
	4.10	First Supplemental Indenture, dated as of December 15, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	8-K	12/15/2005	1-11535	4.6
	4.11	Agreement as to Expenses and Liabilities dated as of December 15, 2005, between BNSF and BNSF Funding Trust I.	8-K	12/15/2005	1-11535	4.4 (Exhibit C)
	4.12	Form of BNSF Funding Trust I’s 6.613% Trust Preferred Securities.	8-K	12/15/2005	1-11535	4.4 (Exhibit D)
	4.13	Officer’s Certificate of Determination as to the terms of BNSF’s 6.20% Debentures Due August 15, 2036, including the form of the Debentures.	10-Q	10/24/2006	1-11535	4.1
	4.14	First Supplemental Indenture, dated as of April 13, 2007, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Trust Company, N.A., as Trustee.	8-K	4/13/2007	1-11535	4.1
	4.15	Officer’s Certificate of Determination as to the terms of BNSF’s 5.65% Debentures due May 1, 2017, and 6.15% Debentures Due May 1, 2037, including the forms of the Debentures.	8-K	4/13/2007	1-11535	4.2
	4.16	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/14/2008	1-11535	4.1

Ø	References to BNSF refer to Burlington Northern Santa Fe Corporation for all periods through February 12, 2010, and to Burlington Northern Santa Fe, LLC for all periods on or after February 13, 2010.

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.17	Officers' Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 15, 2018, including the form of the Notes.	8-K	3/14/2008	1-11535	4.2
4.18	Third Supplemental Indenture, dated as of December 3, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/3/2008	1-11535	4.1
4.19	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.1
4.20	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.2
4.21	Fifth Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	2/16/2010	1-11535	4.1
4.22	Second Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and U.S. Bank Trust National Association.	8-K	2/16/2010	1-11535	4.2
4.23	Sixth Supplemental Indenture, dated as of May 17, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/17/2010	1-11535	4.1
4.24	Certificate of Determination as to the terms of BNSF’s 5.75% Debentures due May 1, 2040.	8-K	5/17/2010	1-11535	4.2
4.25	Seventh Supplemental Indenture, dated as of September 10, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/10/2010	1-11535	4.1
4.26	Certificate of Determination as to the terms of BNSF’s 3.60% Debentures due September 1, 2020 and 5.05% Debentures due March 1, 2041.	8-K	9/10/2010	1-11535	4.2
4.27	Eighth Supplemental Indenture, dated as of May 19, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/19/2011	1-11535	4.1
4.28	Certificate of Determination as to the terms of BNSF's 4.10% Debentures due June 1, 2021 and 5.40% Debentures due June 1, 2041.	8-K	5/19/2011	1-11535	4.2
4.29	Ninth Supplemental Indenture, dated as of August 22, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2011	1-11535	4.1
4.30	Certificate of Determination as to the terms of BNSF's 3.45% Debentures due September 15, 2021 and 4.95% Debentures due September 15, 2041.	8-K	8/22/2011	1-11535	4.2
4.31	Tenth Supplemental Indenture, dated as of March 2, 2012, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/2/2012	1-11535	4.1
4.32	Certificate of Determination as to the terms of BNSF's 3.05% Debentures due March 15, 2022 and 4.40% Debentures due March 15, 2042.	8-K	3/2/2012	1-11535	4.2
4.33	Eleventh Supplemental Indenture, dated as of August 23, 2012, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/23/2012	1-11535	4.1
4.34	Certificate of Determination as to the terms of BNSF's 3.050% Debentures due September 1, 2022 and 4.375% Debentures due September 1, 2042.	8-K	8/23/2012	1-11535	4.2
4.35	Twelfth Supplemental Indenture, dated as of March 12, 2013, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/12/2013	1-11535	4.1

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
	4.36	Certificate of Determination as to the terms of BNSF's 3.00% Debentures due March 15, 2023 and 4.45% Debentures due March 15, 2043.	8-K	3/12/2013	1-11535	4.2
	4.37	Thirteenth Supplemental Indenture, dated as of August 22, 2013, to Indenture dated December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2013	1-11535	4.1
	4.38	Certificate of Determination as to the terms of BNSF's 3.850% Debentures due September 1, 2023 and 5.150% Debentures due September 1, 2043.	8-K	8/22/2013	1-11535	4.2
	4.39	Fourteenth Supplemental Indenture, dated as of March 7, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/7/2014	1-11535	4.1
	4.40	Certificate of Determination as to the terms of BNSF’s 3.750% Debentures due April 1, 2024 and 4.900% Debentures due April 1, 2044.	8-K	3/7/2014	1-11535	4.2
	4.41	Fifteenth Supplemental Indenture, dated as of August 18, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/18/2014	1-11535	4.1
	4.42	Certificate of Determination as to the terms of BNSF’s 3.400% Debentures due September 1, 2024 and 4.550% Debentures due September 1, 2044.	8-K	8/18/2014	1-11535	4.2
	4.43	Sixteenth Supplemental Indenture, dated as of March 9, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2015	1-11535	4.1
	4.44	Certificate of Determination as to the terms of BNSF’s 3.000% Debentures due April 1, 2025 and 4.150% Debentures due April 1, 2045.	8-K	3/9/2015	1-11535	4.2
	4.45	Seventeenth Supplemental Indenture, dated as of August 20, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/20/2015	1-11535	4.1
	4.46	Certificate of Determination as to the terms of BNSF's 3.650% Debentures due September 1, 2025 and 4.700% Debentures due September 1, 2045.	8-K	8/20/2015	1-11535	4.2

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

(10)	Material Contracts
	10.1	Replacement Capital Covenant, dated as of December 15, 2005, by BNSF in favor of and for the benefit of each Covered Debtholder (as defined therein).	8-K	12/15/2005	1-11535	10.1
(12)	Statements re: Computation of Ratios
	12.1	Computation of Ratio of Earnings to Fixed Charges. ‡
(23)	Consents of experts and counsel
	23.1	Consent of Deloitte & Touche LLP. ‡
(24)	Power of Attorney
	24.1	Power of Attorney. ‡
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Principal Executive Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). ‡
	31.2	Principal Financial Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). ‡
(32)	Section 1350 Certifications
	32.1	Certification Pursuant to Rule 13a-14(b) and 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). ‡

‡	Filed herewith

Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
(101)	XBRL-Related Documents
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
   Document
   101.LAB - XBRL Taxonomy Extension Label Linkbase
   Document
   101.PRE - XBRL Taxonomy Extension Presentation
   Linkbase Document

The following financial information from Burlington Northern Santa Fe, LLC's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL includes: (i) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013, and (v) the Notes to the Consolidated Financial Statements. ‡

‡	Filed herewith

E-4