Form 10-Q
period 2016-03-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2016-05-06
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2016
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
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$4,767	$5,602

Operating expenses:
Compensation and benefits	1,208	1,338
Purchased services	638	648
Depreciation and amortization	520	496
Fuel	395	713
Equipment rents	188	191
Materials and other	313	322
Total operating expenses	3,262	3,708
Operating income	1,505	1,894
Interest expense	245	217
Other expense, net	2	5

Income before income taxes	1,258	1,672
Income tax expense	474	627
Net income	$784	$1,045

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$784	$1,045

Other comprehensive income:
Change in accumulated other comprehensive income of equity method investees	(2)	(1)
Other comprehensive (loss), net of tax	(2)	(1)
Total comprehensive income	$782	$1,044

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,606	$2,329
Accounts receivable, net	1,184	1,198
Materials and supplies	845	829
Current portion of deferred income taxes	—	245
Other current assets	382	337
Total current assets	4,017	4,938

Property and equipment, net of accumulated depreciation of $5,135 and $4,845, respectively	59,900	59,510
Goodwill	14,845	14,845
Intangible assets, net	458	468
Other assets	1,971	1,942
Total assets	$81,191	$81,703

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,035	$3,244
Long-term debt due within one year	203	389
Total current liabilities	3,238	3,633

Long-term debt	21,315	21,348
Deferred income taxes	19,018	19,072
Intangible liabilities, net	642	667
Casualty and environmental liabilities	598	609
Pension and retiree health and welfare liability	352	353
Other liabilities	964	989
Total liabilities	46,127	46,671
Commitments and contingencies (see Notes 6 and 7)
Equity:
Member’s equity	35,018	34,984
Accumulated other comprehensive income	46	48
Total equity	35,064	35,032
Total liabilities and equity	$81,191	$81,703

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$784	$1,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	520	496
Deferred income taxes	191	143
Long-term casualty and environmental liabilities, net	(12)	(11)
Other, net	(62)	(63)
Changes in current assets and liabilities:
Accounts receivable, net	13	49
Materials and supplies	(15)	(25)
Other current assets	(130)	(82)
Accounts payable and other current liabilities	67	178
Net cash provided by operating activities	1,356	1,730

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(676)	(844)
Acquisition of equipment	(204)	(347)
Purchases of investments and investments in time deposits	(1)	(45)
Proceeds from sales of investments and maturities of time deposits	4	—
Other, net	(240)	(64)
Net cash used for investing activities	(1,117)	(1,300)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	1,500
Payments on long-term debt	(212)	(283)
Cash distributions	(750)	(1,000)
Other, net	—	(16)
Net cash (used for) provided by financing activities	(962)	201
(Decrease) increase in cash and cash equivalents	(723)	631
Cash and cash equivalents:
Beginning of period	2,329	2,384
End of period	$1,606	$3,015

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$301	$285
Capital investments accrued but not yet paid	$108	$166
Income taxes paid, net of refunds	$15	$11

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income	Total Equity
Balance at December 31, 2015	$34,984	$48	$35,032
Cash distributions to Parent	(750)	—	(750)
Comprehensive (loss), net of tax	784	(2)	782
Balance at March 31, 2016	$35,018	$46	$35,064

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2015, including the financial statements and notes thereto. Burlington Northern Santa Fe, LLC (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of March 31, 2016, and the results of operations for the three months ended March 31, 2016 and 2015.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At March 31, 2016 and December 31, 2015, $82 million and $74 million, respectively, of such allowances had been recorded.

At March 31, 2016 and December 31, 2015, $58 million and $50 million, respectively, of accounts receivable were greater than 90 days old.

3.	Investments

BNSF holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016	December 31, 2015
Debt securities	$55	$57
Equity securities	63	63
Total	$118	$120

The fair value measurements of BNSF’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. The following table presents gains and losses recognized in earnings for the Company (in millions):

	Three Months Ended March 31,
	2016	2015
Gains	$5	$—
Losses	(4)	—
Net Gain	$1	$—

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of March 31, 2016		As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$660	$202	$660	$192
Intangible liabilities	$1,403	$761	$1,403	$736

As of March 31, 2016 and December 31, 2015, intangible assets primarily consisted of franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Amortization of intangible assets	$10	$31
Amortization of intangible liabilities	$25	$34

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2016	$29	$76
2017	$36	$96
2018	$33	$90
2019	$31	$27
2020	$31	$26

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of March 31, 2016 and December 31, 2015, the assets of the unconsolidated Partnership totaled approximately $300 million and $315 million, respectively. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the three months ended March 31, 2016 and 2015, the Company recognized a reduction to income tax expense of $9 million for both periods. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	March 31, 2016	December 31, 2015
Unamortized investment balance classified as Other Assets	$248	$265
Maximum exposure to loss	$248	$265

6.	Debt

Notes and Debentures

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of March 31, 2016, the Company was in compliance with these covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

Fair Value of Debt Instruments

At March 31, 2016 and December 31, 2015, the fair value of BNSF's debt, excluding capital leases and unamortized gains on interest rate swaps, was $23,437 million and $21,996 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $20,828 million and $21,033 million, respectively. The fair value of BNSF's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of March 31, 2016, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2016, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	1	$2	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $2 billion as of March 31, 2016.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$375	$375
Accruals	33	18
Payments	(37)	(20)
Ending balance	$371	$373

At March 31, 2016 and December 31, 2015, $85 million was included in current liabilities for both periods. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $330 million to $440 million. However, BNSF believes that the $371 million recorded at March 31, 2016 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in time deposits and money market accounts. At March 31, 2016, there was approximately $404 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $410 million at December 31, 2015.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 221 sites, including 18 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of March 31, 2016 and December 31, 2015 was $12 million for both periods.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$369	$404
Accruals	—	1
Payments	(7)	(10)
Ending balance	$362	$395

At March 31, 2016 and December 31, 2015, $50 million was included in current liabilities for both periods.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at March 31, 2016, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $280 million to $490 million. However, BNSF believes that the $362 million recorded at March 31, 2016 is the best estimate of the Company’s future obligation for environmental costs.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
Net Cost	2016	2015
Service cost	$12	$12
Interest cost	24	23
Expected return on plan assets	(36)	(35)
Net cost recognized	$—	$—

	Retiree Health and Welfare Benefits
	Three Months Ended March 31,
Net Cost	2016	2015
Interest cost	$3	$2
Amortization of prior service credits	—	(1)
Amortization of net loss	—	1
Net cost recognized	$3	$2

9.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the three months ended March 31, 2016 and 2015, the Company declared and paid cash distributions of $750 million and $1 billion, respectively, to its parent company. For the three months ended March 31, 2016 and 2015, the Company made cash payments of $1 million and less than $1 million, respectively, for income taxes to Berkshire.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended March 31,
	2016	2015
Revenues	$41	$42
Expenditures	$70	$82

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

10.	Comprehensive Income

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

The following tables provide the components of accumulated other comprehensive income / (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2015	$50	$(2)	$48
Other comprehensive (loss) before reclassifications	—	(2)	(2)
Amounts reclassified from AOCI	—	—	—
Balance at March 31, 2016	$50	$(4)	$46

Balance at December 31, 2014	$—	$(2)	$(2)
Other comprehensive (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	—	—	—
Balance at March 31, 2015	$—	$(3)	$(3)
a Amounts are net of tax.

Reclassifications out of AOCI[b]

	Three Months Ended March 31,
Details about AOCI Components	2016	2015	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$—	$(1)	[c]
Prior service credits	—	1	[c]
	—	—	Total before tax
	—	—	Tax benefit / (expense)
Total reclassifications for the period	$—	$—	Net of tax
b Amounts in parenthesis indicate debits to the income statement.
c This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare cost (see Note 8 for additional details).

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, and eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. BNSF early adopted the provisions of this ASU during the first quarter of 2016 and applied it prospectively. ASU 2015-17 did not have a material impact to the Company's consolidated financial position, and had no impact on the Company's results of operations or cash flows.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (ASU 2016-08), Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard, ASU 2014-09. The effective date and transition requirements for ASU 2016-08 is the same as the effective date for 2014-09 outlined above. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company's operating results in the three months ended March 31, 2016, and a comparative analysis of the three months ended March 31, 2015.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Consumer Products	$1,544	$1,503	1,230	1,128
Industrial Products	1,178	1,435	424	467
Agricultural Products	1,048	1,166	275	271
Coal	779	1,269	401	600
Total Freight Revenues	4,549	5,373	2,330	2,466
Other Revenues	218	229
Total Operating Revenues	$4,767	$5,602

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2016	2015
Consumer Products	$1,255	$1,332
Industrial Products	2,778	3,073
Agricultural Products	3,811	4,303
Coal	1,943	2,115
Total Freight Revenues	$1,952	$2,179

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2016	2015
Total fuel expense [a]	$395	$713
BNSF fuel surcharges	$124	$483
a  Total fuel expense includes locomotive and non-locomotive fuel.

Three Months Ended March 31, 2016 vs. the Three Months Ended March 31, 2015

Revenues

Revenues for the three months ended March 31, 2016 were $4,767 million, a decrease of $835 million, or 15 percent, as compared with the three months ended March 31, 2015. The decline in revenue is primarily due to a 5.5% decline in unit volume and lower fuel surcharge revenue driven primarily by lower fuel prices. The change in revenues is due to the following:

▪	Average revenue per car / unit decreased 10 percent primarily as a result of lower fuel surcharges and business mix changes partially offset by increased rate per car / unit.

▪
Consumer Products volumes increased primarily due to increased international intermodal volumes received from U.S. West Coast ports. During the first quarter of 2015 unit volumes were negatively impacted by congestion on the U.S. West Coast caused by port labor disruptions.

▪
Industrial Products unit volumes decreased primarily due to lower crude oil prices impacting petroleum products and frac sand demand. In addition, there was also lower demand for taconite and steel products.

▪	Agricultural Products unit volumes increased due to higher ethanol and soybean shipments.

▪	Coal volumes decreased due to lower demand driven by high customer inventories, low natural gas prices and reduced electricity generation in part due to historically mild winter weather.

Expenses

Operating expenses for the three months ended March 31, 2016 were $3,262 million, a decrease of $446 million, or 12 percent, as compared with the three months ended March 31, 2015. A significant portion of this decrease is due to the following changes in underlying trends in expenses:

▪	Compensation and benefits decreased due to lower headcounts driven by decreased volumes and productivity improvements, partially offset by inflation.

▪	Fuel expense decreased primarily due to lower average fuel prices and lower volumes.

▪	There was no significant changes in purchased services, depreciation and amortization expense, equipment rents, and materials and other expense.

▪	Interest expense increased primarily due to a higher average debt balance.

▪	The effective tax rate was 37.7 percent and 37.5 percent for the three months ended March 31, 2016 and 2015, respectively.

Capital Commitments

BNSF anticipates that capital commitments for 2016 will be approximately $4.15 billion or $150 million lower than previously disclosed.

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

•   Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; disruptions to BNSF's technology network including computer systems and software, such as cybersecurity intrusions, misappropriation of assets or sensitive information, corruption of data or operational disruptions; network congestion, including effects of greater than anticipated demand for transportation services and equipment; as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF's or other railroads’ operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that BNSF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF's principal executive officer and principal financial officer have concluded that there have been no changes in BNSF's internal control over financial reporting that occurred during BNSF’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF's internal control over financial reporting.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

The U.S. Department of Justice (DOJ) sent a notice to BNSF Railway on March 13, 2015 alleging violations of the Clean Water Act based on (i) four incidents that led to releases of fuel (and lube oil in one incident) from locomotives into water bodies within U.S. Environmental Protection Agency (EPA) Region 8, and (ii) claimed deficiencies in four facility Spill Prevention Control and Countermeasure (SPCC) plans and two Facility Response Plans (FRP). BNSF Railway disputes many elements of the notice, and its assessment indicates that only two of the four releases impacted water bodies. On February 25, 2016, DOJ filed a civil complaint against BNSF Railway in the United States District Court for the District of Colorado asserting these claims. BNSF Railway, DOJ and EPA entered a proposed stipulation to resolve the claims upon BNSF Railway's payment of a $600,000 fine. The stipulation was approved by the District Court on March 11, 2016 and the pending case has been dismissed.

Item 5.	Other Information.

The Company has not engaged in any activities as defined under Section 13(r) of the Securities Exchange Act of 1934, as amended, during the period covered by this Quarterly Report on Form 10-Q.

However, Section 13(r) of the Securities Exchange Act of 1934 requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran. Because of the broad definition of “affiliate” in Rule 12b-2 of the Securities Exchange Act of 1934, disclosure is required by the Company.

Berkshire Hathaway Inc., the ultimate parent company of the Company, has provided the Company the disclosure set forth below describing the Iran Threat Reduction and Syria Human Rights Act of 2012 activities of one of Berkshire Hathaway Inc.’s foreign subsidiaries. All references in this quoted disclosure to “we” and “our” are to Berkshire Hathaway Inc.

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012

We are making the following disclosures under Section 13(r) of the Exchange Act because our management recently became aware that one of our foreign subsidiaries made sales through a third-party distributor to customers in Iran that include or may include parties (the “Iran Parties”) that meet the definition of the “Government of Iran” under Section 560.304 of 31 C.F.R. Part 560. Based upon currently known information, total revenues to our subsidiary from sales to the Iran Parties, which took place from June 2013 through November 2015, were approximately $45,000, and the total net income attributable to those sales was approximately $2,500.

Our subsidiary has stopped all shipments to the Iran Parties, and the subsidiary does not intend to continue sales to, or engage in other dealings with, the Iran Parties. On May 6, 2016, we submitted initial notifications of voluntary self-disclosures to the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”), and the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”). We will submit further information to OFAC and BIS after completing an internal investigation, which we are conducting with the assistance of outside counsel, and we intend to cooperate fully with both agencies.

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
Julie A. Piggott Executive Vice President & Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Date:  May 6, 2016

S-1

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

Exhibit Index

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Company Operating Agreement.	8-K	4/13/2010	001-11535	3.1

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from Burlington Northern Santa Fe, LLC's Form 10-Q for the three months ended March 31, 2016, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (v) the Consolidated Statements of Changes in Equity as of March 31, 2016, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
__________________
* Filed herewith

E-1