Form 10-Q
period 2016-06-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2016-08-05
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2016
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
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$4,585	$5,369	$9,352	$10,971

Operating expenses:
Compensation and benefits	1,134	1,268	2,342	2,606
Purchased services	589	628	1,227	1,276
Depreciation and amortization	530	489	1,050	985
Fuel	431	697	826	1,410
Equipment rents	184	207	372	398
Materials and other	230	311	543	633
Total operating expenses	3,098	3,600	6,360	7,308
Operating income	1,487	1,769	2,992	3,663
Interest expense	249	228	494	445
Other expense, net	—	5	2	10

Income before income taxes	1,238	1,536	2,496	3,208
Income tax expense	466	573	940	1,200
Net income	$772	$963	$1,556	$2,008

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$772	$963	$1,556	$2,008

Other comprehensive income:
Change in Pension and Retiree Health and Welfare benefits, net of tax expense of $1 million in each of the three and six months ended June 30, 2016 and net of tax benefit of $1 million in each of the three and six months ended June 30, 2015	—	—	—	—
Change in accumulated other comprehensive income (loss) of equity method investees	1	—	(1)	(1)
Other comprehensive income (loss), net of tax	1	—	(1)	(1)
Total comprehensive income	$773	$963	$1,555	$2,007

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,258	$2,329
Accounts receivable, net	1,164	1,198
Materials and supplies	831	829
Current portion of deferred income taxes	—	245
Other current assets	514	337
Total current assets	4,767	4,938

Property and equipment, net of accumulated depreciation of $5,370 and $4,845, respectively	60,528	59,510
Goodwill	14,845	14,845
Intangible assets, net	449	468
Other assets	2,002	1,942
Total assets	$82,591	$81,703

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,007	$3,244
Long-term debt due within one year	820	389
Total current liabilities	3,827	3,633

Long-term debt	21,369	21,348
Deferred income taxes	19,507	19,072
Intangible liabilities, net	617	667
Casualty and environmental liabilities	589	609
Pension and retiree health and welfare liability	351	353
Other liabilities	994	989
Total liabilities	47,254	46,671
Commitments and contingencies (see Notes 6 and 7)
Equity:
Member’s equity	35,290	34,984
Accumulated other comprehensive income	47	48
Total equity	35,337	35,032
Total liabilities and equity	$82,591	$81,703

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$1,556	$2,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,050	985
Deferred income taxes	680	285
Long-term casualty and environmental liabilities, net	(21)	(17)
Other, net	(81)	(24)
Changes in current assets and liabilities:
Accounts receivable, net	34	107
Materials and supplies	(1)	(57)
Other current assets	(155)	(108)
Accounts payable and other current liabilities	(95)	181
Net cash provided by operating activities	2,967	3,360

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,542)	(1,952)
Acquisition of equipment	(457)	(522)
Purchases of investments and investments in time deposits	(4)	(123)
Proceeds from sales of investments and maturities of time deposits	10	—
Other, net	(281)	(79)
Net cash used for investing activities	(2,274)	(2,676)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	750	2,000
Payments on long-term debt	(252)	(321)
Cash distributions	(1,250)	(2,000)
Other, net	(12)	(19)
Net cash used for financing activities	(764)	(340)
(Decrease) increase in cash and cash equivalents	(71)	344
Cash and cash equivalents:
Beginning of period	2,329	2,384
End of period	$2,258	$2,728

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$516	$460
Capital investments accrued but not yet paid	$122	$214
Income taxes paid, net of refunds	$226	$548

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2015	$34,984	$48	$35,032
Cash distributions to Parent	(1,250)	—	(1,250)
Comprehensive income (loss), net of tax	1,556	(1)	1,555
Balance at June 30, 2016	$35,290	$47	$35,337

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of June 30, 2016, and the results of operations for the three and six months ended June 30, 2016 and 2015.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At June 30, 2016 and December 31, 2015, $73 million and $74 million, respectively, of such allowances had been recorded.

At June 30, 2016 and December 31, 2015, $61 million and $50 million, respectively, of accounts receivable were greater than 90 days old.

3.	Investments

BNSF holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016	December 31, 2015
Debt securities	$51	$57
Equity securities	65	63
Total	$116	$120

The fair value measurements of BNSF’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. The following table presents gains and losses recognized in earnings for the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gains	$2	$—	$7	$—
Losses	—	(2)	(4)	(2)
Net Gain	$2	$(2)	$3	$(2)

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of June 30, 2016		As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$660	$211	$660	$192
Intangible liabilities	$1,403	$786	$1,403	$736

As of June 30, 2016 and December 31, 2015, intangible assets primarily consisted of franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of intangible assets	$9	$8	$19	$39
Amortization of intangible liabilities	$25	$27	$50	$61

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2016	$20	$51
2017	$36	$96
2018	$33	$90
2019	$31	$27
2020	$31	$26

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of June 30, 2016 and December 31, 2015, the assets of the unconsolidated Partnership totaled approximately $295 million and $315 million, respectively. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the six months ended June 30, 2016 and 2015, the Company recognized a reduction to income tax expense of $23 million and $18 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	June 30, 2016	December 31, 2015
Unamortized investment balance classified as Other Assets	$231	$265
Maximum exposure to loss	$231	$265

6.	Debt

Notes and Debentures

BNSF filed a new automatic shelf registration with the Securities and Exchange Commission for the issuance of debt securities which became effective on May 9, 2016. The automatic shelf registration will remain effective for three years.

In May 2016, BNSF issued $750 million of 3.9 percent debentures due August 1, 2046. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of June 30, 2016, the Company was in compliance with these covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

Fair Value of Debt Instruments

At June 30, 2016 and December 31, 2015, the fair value of BNSF's debt, excluding capital leases and unamortized gains on interest rate swaps, was $24,952 million and $21,996 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $21,535 million and $21,033 million, respectively. The fair value of BNSF's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of June 30, 2016, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2016, were as follows (dollars in millions):

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

Variable Interest Entities - Leases

BNSF Railway has entered into various lease transactions in which the structure of the lease contains VIEs. These leases are primarily for equipment. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the leased assets at a fixed price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $2 billion as of June 30, 2016.

In the event the leased asset is destroyed, BNSF Railway is generally obligated to either replace the asset or pay a fixed loss amount. The inclusion of the fixed loss amount is a standard clause within the lease arrangements. Historically, BNSF Railway has not incurred significant losses related to this clause. As such, it is not anticipated that the maximum exposure to loss would materially differ from the future minimum lease payments.

BNSF Railway does not provide financial support to the VIEs that it was not previously contractually obligated to provide.

BNSF Railway maintains and operates the leased assets based on contractual obligations within the lease arrangements, which set specific guidelines consistent within the industry. As such, BNSF Railway has no control over activities that could materially impact the fair value of the leased assets. BNSF Railway does not hold the power to direct the activities of the VIEs and therefore does not control the ongoing activities that have a significant impact on the economic performance of the VIEs. Additionally, BNSF Railway does not have the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. Depending on market conditions, the fixed-price purchase options could potentially provide benefit to the Company; however, any benefits potentially received from a fixed-price purchase option are generally expected to be minimal. Based on these factors, BNSF Railway is not the primary beneficiary of the VIEs. As BNSF Railway is not the primary beneficiary and the majority of the VIE leases are operating leases, the assets and liabilities related to the VIEs recorded in the Company's Consolidated Balance Sheet are immaterial.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended June 30,
	2016	2015
Beginning balance	$371	$373
Accruals	17	19
Payments	(19)	(18)
Ending balance	$369	$374

	Six Months Ended June 30,
	2016	2015
Beginning balance	$375	$375
Accruals	50	37
Payments	(56)	(38)
Ending balance	$369	$374

At June 30, 2016 and December 31, 2015, $85 million was included in current liabilities for both periods. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $325 million to $435 million. However, BNSF believes that the $369 million recorded at June 30, 2016 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), that provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSF IC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSF IC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSF IC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSF IC typically invests in time deposits and money market accounts. At June 30, 2016, there was approximately $385 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with approximately $410 million at December 31, 2015.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 216 sites, including 18 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of June 30, 2016 and December 31, 2015 was $12 million for both periods.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,
	2016	2015
Beginning balance	$362	$395
Accruals	—	2
Payments	(7)	(9)
Ending balance	$355	$388

	Six Months Ended June 30,
	2016	2015
Beginning balance	$369	$404
Accruals	—	3
Payments	(14)	(19)
Ending balance	$355	$388

At June 30, 2016 and December 31, 2015, $50 million was included in current liabilities for both periods.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at June 30, 2016, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $275 million to $485 million. However, BNSF believes that the $355 million recorded at June 30, 2016 is the best estimate of the Company’s future obligation for environmental costs.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
Net Cost	2016	2015
Service cost	$11	$12
Interest cost	24	22
Expected return on plan assets	(36)	(35)
Amortization of net loss	—	1
Net cost recognized	$(1)	$—

	Pension Benefits
	Six Months Ended June 30,
Net Cost	2016	2015
Service cost	$23	$24
Interest cost	48	45
Expected return on plan assets	(72)	(70)
Amortization of net loss	—	1
Net cost recognized	$(1)	$—

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,
Net Cost	2016	2015
Service cost	$1	$—
Interest cost	2	3
Amortization of prior service credits	(1)	—
Net cost recognized	$2	$3

	Retiree Health and Welfare Benefits
	Six Months Ended June 30,
Net Cost	2016	2015
Service cost	$1	$—
Interest cost	5	5
Amortization of prior service credits	(1)	(1)
Amortization of net loss	—	1
Net cost recognized	$5	$5

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

9.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the six months ended June 30, 2016 and 2015, the Company declared and paid cash distributions of $1.25 billion and $2 billion, respectively, to its parent company. For the six months ended June 30, 2016 and 2015, the Company received tax refunds of $138 million and $160 million, respectively, from Berkshire, and made cash payments of $307 million and $619 million, respectively, for income taxes to Berkshire.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended June 30,
	2016	2015
Revenues	$32	$47
Expenditures	$67	$80

	Six Months Ended June 30,
	2016	2015
Revenues	$73	$89
Expenditures	$137	$162

10.	Accumulated Other Comprehensive Income

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

The following tables provide the components of accumulated other comprehensive income / (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2015	$50	$(2)	$48
Other comprehensive (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	—	—	—
Balance at June 30, 2016	$50	$(3)	$47

Balance at December 31, 2014	$—	$(2)	$(2)
Other comprehensive (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	—	—	—
Balance at June 30, 2015	$—	$(3)	$(3)
a Amounts are net of tax.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Reclassifications out of AOCI[b]

	Three Months Ended June 30,
Details about AOCI Components	2016	2015	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$—	$(1)	[c]
Prior service credits	1	—	[c]
	1	(1)	Total before tax
	(1)	1	Tax benefit / (expense)
Total reclassifications for the period	$—	$—	Net of tax

	Six Months Ended June 30,
Details about AOCI Components	2016	2015	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$—	$(2)	[c]
Prior service credits	1	1	[c]
	1	(1)	Total before tax
	(1)	1	Tax benefit / (expense)
Total reclassifications for the period	$—	$—	Net of tax
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

In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (ASU 2016-08), Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard, ASU 2014-09. The effective date and transition requirements for ASU 2016-08 is the same as the effective date for ASU 2014-09 outlined above. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

In April 2016 and May 2016, the FASB issued Accounting Standards Update No. 2016-10 (ASU 2016-10), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations & Licensing and Accounting Standards Update No. 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively.  Both provide further clarification for the implementing the new revenue recognition standard, ASU 2014-09.  The effective date and transition requirements for ASU 2016-10 and ASU 2016-12 are the same as the effective date of ASU 2014-09.  The Company is currently evaluating the effect these standards will have on its Consolidated Financial Statements.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company's operating results in the six months ended June 30, 2016, and a comparative analysis of the six months ended June 30, 2015.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consumer Products	$3,151	$3,200	2,511	2,455
Industrial Products	2,364	2,819	858	925
Agricultural Products	1,958	2,092	524	507
Coal	1,434	2,391	763	1,146
Total Freight Revenues	8,907	10,502	4,656	5,033
Other Revenues	445	469
Total Operating Revenues	$9,352	$10,971

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2016	2015
Consumer Products	$1,255	$1,303
Industrial Products	2,755	3,048
Agricultural Products	3,737	4,126
Coal	1,879	2,086
Total Freight Revenues	$1,913	$2,087

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2016	2015
Total fuel expense [a]	$826	$1,410
BNSF fuel surcharges	$230	$801
a  Total fuel expense includes locomotive and non-locomotive fuel.

Six Months Ended June 30, 2016 vs. the Six Months Ended June 30, 2015

Revenues

Revenues for the six months ended June 30, 2016 were $9,352 million, a decrease of $1,619 million, or 15 percent, as compared with the six months ended June 30, 2015. The decline in revenue is primarily due to a 7.5% decline in unit volume and lower fuel surcharge revenue driven primarily by lower fuel prices. The change in revenues is due to the following:

▪	Average revenue per car / unit decreased 8 percent primarily as a result of lower fuel surcharges and business mix changes partially offset by increased rate per car / unit.

▪	Consumer Products volumes increased primarily due to increased domestic intermodal volumes as well as increased automotive volumes due to the addition of a new automotive customer.

▪
Industrial Products unit volumes decreased primarily due to lower petroleum products and commodities that support drilling due to pipeline displacement of U.S. crude traffic, along with lower U.S. production. In addition, there was lower demand for steel and taconite, partially offset by increased movements of non-owned rail equipment and increased plastics.

▪	Agricultural Products unit volumes increased due to higher grain exports.

▪	Coal volumes decreased due to lower demand driven by reduced energy consumption and low natural gas prices.

Expenses

Operating expenses for the six months ended June 30, 2016 were $6,360 million, a decrease of $948 million, or 13 percent, as compared with the six months ended June 30, 2015. A significant portion of this decrease is due to the following changes in underlying trends in expenses:

▪	Compensation and benefits decreased due to lower headcounts driven by decreased volumes and productivity improvements, partially offset by inflation.

▪	Fuel expense decreased primarily due to lower average fuel prices and lower volumes.

▪	Materials and other expense decreased primarily as a result of lower crew transportation, lodging and other travel costs, locomotive and freight car materials, and derailment-related costs.

▪	There were no significant changes in purchased services, depreciation and amortization expense, and equipment rents.

▪	Interest expense increased primarily due to a higher average debt balance.

▪	The effective tax rate was 37.7 percent and 37.4 percent for the six months ended June 30, 2016 and 2015, respectively.

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

See Exhibit Index on page E-1 for a description of the exhibits filed as part of this report.

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
Julie A. Piggott Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Date:  August 5, 2016

S-1

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

Exhibit Index

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Company Operating Agreement.	8-K	4/13/2010	001-11535	3.1

4.1	Eighteenth Supplemental Indenture dated as of May 16, 2016, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/16/2016	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF's 3.900% Debentures due August 1, 2046.	8-K	5/16/2016	001-11535	4.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from Burlington Northern Santa Fe, LLC's Form 10-Q for the three and six months ended June 30, 2016, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (v) the Consolidated Statements of Changes in Equity as of June 30, 2016, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
__________________
* Filed herewith

E-1