Form 10-Q
period 2017-03-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2017-05-05
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2017
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

Yes [x] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x] Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$5,185	$4,767

Operating expenses:
Compensation and benefits	1,283	1,208
Purchased services	626	638
Fuel	605	395
Depreciation and amortization	573	520
Equipment rents	196	188
Materials and other	308	313
Total operating expenses	3,591	3,262
Operating income	1,594	1,505
Interest expense	252	245
Other (income) expense, net	(3)	2

Income before income taxes	1,345	1,258
Income tax expense	507	474
Net income	$838	$784

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$838	$784

Other comprehensive income:
Change in accumulated other comprehensive income (loss) of equity method investees	(2)	(2)
Other comprehensive loss, net of tax	(2)	(2)
Total comprehensive income	$836	$782

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,566	$3,218
Accounts receivable, net	1,244	1,272
Materials and supplies	833	825
Other current assets	265	235
Total current assets	6,908	5,550

Property and equipment, net of accumulated depreciation of $7,583 and $6,130, respectively	61,389	61,250
Goodwill	14,845	14,845
Intangible assets, net	421	430
Other assets	2,090	2,047
Total assets	$85,653	$84,122

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,507	$3,438
Long-term debt due within one year	1,385	735
Total current liabilities	4,892	4,173

Long-term debt	21,856	21,309
Deferred income taxes	19,986	19,866
Casualty and environmental liabilities	577	584
Intangible liabilities, net	543	567
Pension and retiree health and welfare liability	315	321
Other liabilities	1,101	1,130
Total liabilities	49,270	47,950
Commitments and contingencies (see Notes 6 and 7)
Equity:
Member’s equity	36,266	36,053
Accumulated other comprehensive income	117	119
Total equity	36,383	36,172
Total liabilities and equity	$85,653	$84,122

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$838	$784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	573	520
Deferred income taxes	118	191
Long-term casualty and environmental liabilities, net	(7)	(12)
Other, net	(71)	(62)
Changes in current assets and liabilities:
Accounts receivable, net	28	13
Materials and supplies	(8)	(15)
Other current assets	(8)	(130)
Accounts payable and other current liabilities	145	67
Net cash provided by operating activities	1,608	1,356

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(545)	(676)
Acquisition of equipment	(129)	(204)
Purchases of investments and investments in time deposits	(6)	(1)
Proceeds from sales of investments and maturities of time deposits	4	4
Other, net	(170)	(240)
Net cash used for investing activities	(846)	(1,117)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,250	—
Payments on long-term debt	(21)	(212)
Cash distributions	(625)	(750)
Other, net	(18)	—
Net cash provided by (used for) financing activities	586	(962)
Increase (decrease) in cash and cash equivalents	1,348	(723)
Cash and cash equivalents:
Beginning of period	3,218	2,329
End of period	$4,566	$1,606

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$316	$301
Capital investments accrued but not yet paid	$101	$108
Income taxes paid, net of refunds	$5	$15

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2016	$36,053	$119	$36,172
Cash distributions	(625)	—	(625)
Comprehensive income (loss), net of tax	838	(2)	836
Balance at March 31, 2017	$36,266	$117	$36,383

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2016, including the financial statements and notes thereto. Burlington Northern Santa Fe, LLC (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of March 31, 2017, and the results of operations for the three months ended March 31, 2017 and 2016.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At March 31, 2017 and December 31, 2016, $83 million and $88 million, respectively, of such allowances had been recorded.

At March 31, 2017 and December 31, 2016, $90 million and $88 million, respectively, of accounts receivable were greater than 90 days old.

3.	Investments

BNSF holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017	December 31, 2016
Debt securities	$48	$47
Equity securities	64	60
Total	$112	$107

The fair value measurements of BNSF’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. The following table presents gains and losses recognized in earnings for the Company (in millions):

	Three Months Ended March 31,
	2017	2016
Gains	$4	$5
Losses	—	(4)
Net Gain	$4	$1

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of March 31, 2017		As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$661	$240	$661	$231
Intangible liabilities	$1,403	$860	$1,403	$836

As of March 31, 2017 and December 31, 2016, intangible assets primarily consisted of franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Amortization of intangible assets	$9	$10
Amortization of intangible liabilities	$24	$25

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2017	$27	$72
2018	$33	$90
2019	$31	$27
2020	$31	$26
2021	$31	$24

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

5.	Other Assets

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

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the three months ended March 31, 2017 and 2016, the Company recognized a reduction to income tax expense of $8 million and $9 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	March 31, 2017	December 31, 2016
Unamortized investment balance classified as Other Assets	$179	$196
Maximum exposure to loss	$179	$196

Included within Other Assets are capitalized right-to-use fixed assets of $907 million and $895 million, and related accumulated amortization of $270 million and $265 million, at March 31, 2017 and December 31, 2016, respectively.

6.	Debt

Notes and Debentures

In March 2017, BNSF issued $500 million of 3.25 percent debentures due June 15, 2027 and $750 million of 4.125 percent debentures due June 15, 2047. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

In March 2017, the Board of Managers (the Board) of the Company authorized an additional $1.5 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC), for a total of $1.75 billion that remains authorized by the Board to be issued through the SEC debt shelf offering process.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of March 31, 2017, the Company was in compliance with these financial covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

Fair Value of Debt Instruments

At March 31, 2017 and December 31, 2016, the fair value of BNSF's debt, excluding capital leases and unamortized gains on interest rate swaps, was $24,776 million and $23,618 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $22,722 million and $21,509 million, respectively. The fair value of BNSF's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Guarantees

As of March 31, 2017, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2017, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	10	$22	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Variable Interest Entities - Leases

BNSF Railway has entered into various lease transactions in which the structure of the lease contains VIEs. These leases are primarily for equipment. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the leased assets at a fixed price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $2 billion as of March 31, 2017.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$367	$375
Accruals	14	33
Payments	(14)	(37)
Ending balance	$367	$371

At March 31, 2017 and December 31, 2016, $85 million was included in current liabilities for both periods. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $320 million to $435 million. However, BNSF believes that the $367 million recorded at March 31, 2017 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSFIC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits and money market accounts. At March 31, 2017, there was $467 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with $457 million at December 31, 2016.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of March 31, 2017 and December 31, 2016 was $12 million for both periods.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$342	$369
Accruals	1	—
Payments	(8)	(7)
Ending balance	$335	$362

At March 31, 2017 and December 31, 2016, $40 million was included in current liabilities for both periods.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at March 31, 2017, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $270 million to $470 million. However, BNSF believes that the $335 million recorded at March 31, 2017 is the best estimate of the Company’s future obligation for environmental costs.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Other Claims and Litigation

In addition to asbestos, other personal injury and environmental matters discussed above, BNSF and its subsidiaries are also parties to a number of other legal actions and claims, governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for punitive as well as compensatory damages, and from time to time may include proceedings that purport to be class actions. Although the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, BNSF currently believes that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
Net Cost (Credit)	2017	2016
Service cost	$10	$12
Interest cost	22	24
Expected return on plan assets	(37)	(36)
Net cost (credit) recognized	$(5)	$—

	Retiree Health and Welfare Benefits
	Three Months Ended March 31,
Net Cost	2017	2016
Interest cost	$2	$3
Net cost recognized	$2	$3

9.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the three months ended March 31, 2017 and 2016, the Company declared and paid cash distributions of $625 million and $750 million, respectively, to its parent company. For the three months ended March 31, 2017 and 2016, the Company made tax payments of less than $1 million and $1 million, respectively, to Berkshire. As of March 31, 2017 and December 31, 2016, the Company has a payable to Berkshire of $429 million and $109 million, respectively.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended March 31,
	2017	2016
Revenues	$37	$41
Expenditures	$79	$70

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

10.	Accumulated Other Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in accumulated other comprehensive income, a component of equity within the Consolidated Balance Sheets, rather than net income on the Consolidated Statements of Income. Under existing accounting standards, other comprehensive income may include, among other things, unrecognized gains and losses and prior service credit related to pension and other postretirement benefit plans.

The following tables provide the components of accumulated other comprehensive income / (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2016	$122	$(3)	$119
Other comprehensive (loss) before reclassifications	—	(2)	(2)
Amounts reclassified from AOCI	—	—	—
Balance at March 31, 2017	$122	$(5)	$117

Balance at December 31, 2015	$50	$(2)	$48
Other comprehensive (loss) before reclassifications	—	(2)	(2)
Amounts reclassified from AOCI	—	—	—
Balance at March 31, 2016	$50	$(4)	$46
a Amounts are net of tax.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

11.	Accounting Pronouncements

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. At December 31, 2016, BNSF had long-term operating leases with approximately $3.4 billion of remaining minimum lease payments. This new standard will require the present value of these leases to be recorded in the Consolidated Balance Sheets as a right of use asset and lease liability.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires an entity to present the service cost component of net benefit cost in the same line item as other current employee compensation costs (including being capitalized, if appropriate, as part of an asset). The other components of net benefit cost would be presented separately in the statements of income and below income from operations. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017 and will be applied retrospectively. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company's operating results in the three months ended March 31, 2017, and a comparative analysis to the three months ended March 31, 2016.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Consumer Products	$1,680	$1,544	1,299	1,230
Industrial Products	1,224	1,178	426	424
Agricultural Products	1,108	1,048	280	275
Coal	960	779	475	401
Total Freight Revenues	4,972	4,549	2,480	2,330
Other Revenues	213	218
Total Operating Revenues	$5,185	$4,767

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2017	2016
Consumer Products	$1,293	$1,255
Industrial Products	2,873	2,778
Agricultural Products	3,957	3,811
Coal	2,021	1,943
Total Freight Revenues	$2,005	$1,952

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2017	2016
Total fuel expense [a]	$605	$395
BNSF fuel surcharges	$193	$124
a  Total fuel expense includes locomotive and non-locomotive fuel.

Three Months Ended March 31, 2017 vs. the Three Months Ended March 31, 2016

Revenues

Revenues for the three months ended March 31, 2017 were $5,185 million, an increase of $418 million, or 9 percent, as compared with the three months ended March 31, 2016. The increase in revenue is primarily due to a 6 percent increase in unit volume and higher fuel surcharge revenue driven primarily by higher fuel prices. The change in revenues is due to the following:

▪	Average revenue per car / unit increased 3 percent primarily as a result of higher fuel surcharges as well as increased rates per car/unit and business mix changes.

▪
Consumer Products volumes increased due to higher domestic intermodal, international intermodal, and automotive volumes. The increases were primarily due to higher market share, improving economic conditions, and normalizing of retail inventories.

▪
Industrial Products volumes were up slightly. Increases in minerals and other commodities that support domestic drilling activity were mostly offset by lower petroleum products volume due to pipeline displacement of U.S. crude traffic and lower plastics volume.

▪	Agricultural Products unit volumes increased primarily due to higher grain exports, partially offset by lower domestic grain.

▪
Coal volumes increased due to mild winter weather in the first quarter of 2016 and higher natural gas prices in the first quarter of 2017, which led to increased utility coal usage, partially offset by the effects of retirements of coal generating facilities.

Expenses

Operating expenses for the three months ended March 31, 2017 were $3,591 million, an increase of $329 million, or 10 percent, as compared with the three months ended March 31, 2016. A significant portion of this increase is due to the following changes in underlying trends in expenses:

▪	Compensation and benefits increased primarily due to higher health and welfare costs, wage inflation, and increased volumes partially offset by productivity improvements.

▪	Fuel increased due to higher average fuel prices and increased volumes, partially offset by improved efficiency.

▪	Depreciation expense increased due to a larger depreciable asset base.

▪	There were no significant changes in purchased services, equipment rents, and materials and other expense.

▪	Interest expense increased primarily due to a higher average debt balance.

▪	The effective tax rate was 37.7 percent for the three months ended March 31, 2017 and 2016.

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
Julie A. Piggott Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Date:  May 5, 2017

S-1

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

Exhibit Index

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Company Operating Agreement.	8-K	4/13/2010	001-11535	3.1

4.1	Nineteenth Supplemental Indenture, dated as of March 9, 2017, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2017	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF's 3.250% Debentures due June 15, 2027 and 4.125% Debentures due June 15, 2047.	8-K	3/9/2017	001-11535	4.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from Burlington Northern Santa Fe, LLC's Form 10-Q for the three months ended March 31, 2017, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (v) the Consolidated Statements of Changes in Equity as of March 31, 2017, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
__________________
* Filed herewith

E-1