Form 10-Q
period 2017-09-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2017-11-03
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2017
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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$5,314	$5,167	$15,749	$14,519

Operating expenses:
Compensation and benefits	1,160	1,193	3,685	3,535
Purchased services	608	562	1,843	1,789
Fuel	595	533	1,777	1,359
Depreciation and amortization	591	534	1,756	1,584
Equipment rents	193	198	585	570
Materials and other	214	267	769	810
Total operating expenses	3,361	3,287	10,415	9,647
Operating income	1,953	1,880	5,334	4,872
Interest expense	253	250	761	744
Other (income) expense, net	(10)	(3)	(19)	(1)

Income before income taxes	1,710	1,633	4,592	4,129
Income tax expense	668	613	1,754	1,553
Net income	$1,042	$1,020	$2,838	$2,576

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,042	$1,020	$2,838	$2,576

Other comprehensive income:
Change in Pension and Retiree Health and Welfare benefits, net of tax	—	(1)	(1)	(1)
Change in accumulated other comprehensive income (loss) of equity method investees	—	—	(1)	(1)
Other comprehensive income (loss), net of tax	—	(1)	(2)	(2)
Total comprehensive income	$1,042	$1,019	$2,836	$2,574

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,306	$3,218
Accounts receivable, net	1,370	1,272
Materials and supplies	807	825
Other current assets	226	235
Total current assets	5,709	5,550

Property and equipment, net of accumulated depreciation of $8,293 and $6,130, respectively	61,967	61,250
Goodwill	14,845	14,845
Intangible assets, net	403	430
Other assets	2,107	2,047
Total assets	$85,031	$84,122

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,354	$3,438
Long-term debt due within one year	735	735
Total current liabilities	4,089	4,173

Long-term debt	21,796	21,309
Deferred income taxes	20,294	19,866
Casualty and environmental liabilities	526	584
Intangible liabilities, net	495	567
Pension and retiree health and welfare liability	311	321
Other liabilities	1,137	1,130
Total liabilities	48,648	47,950
Commitments and contingencies (see Notes 6 and 7)
Equity:
Member’s equity	36,266	36,053
Accumulated other comprehensive income	117	119
Total equity	36,383	36,172
Total liabilities and equity	$85,031	$84,122

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$2,838	$2,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,756	1,584
Deferred income taxes	426	906
Long-term casualty and environmental liabilities, net	(63)	(33)
Other, net	(133)	(98)
Changes in current assets and liabilities:
Accounts receivable, net	(99)	(75)
Materials and supplies	18	35
Other current assets	11	(288)
Accounts payable and other current liabilities	14	392
Net cash provided by operating activities	4,768	4,999

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(2,107)	(2,392)
Acquisition of equipment	(280)	(493)
Purchases of investments and investments in time deposits	(9)	(5)
Proceeds from sales of investments and maturities of time deposits	25	24
Other, net	(204)	(308)
Net cash used for investing activities	(2,575)	(3,174)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,250	750
Payments on long-term debt	(710)	(266)
Cash distributions	(2,625)	(1,750)
Other, net	(20)	(13)
Net cash used for financing activities	(2,105)	(1,279)
Increase (decrease) in cash and cash equivalents	88	546
Cash and cash equivalents:
Beginning of period	3,218	2,329
End of period	$3,306	$2,875

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$833	$804
Capital investments accrued but not yet paid	$147	$121
Income taxes paid, net of refunds	$1,193	$297

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2016	$36,053	$119	$36,172
Cash distributions	(2,625)	—	(2,625)
Comprehensive income (loss), net of tax	2,838	(2)	2,836
Balance at September 30, 2017	$36,266	$117	$36,383

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of September 30, 2017, and the results of operations for the three and nine months ended September 30, 2017 and 2016.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At September 30, 2017 and December 31, 2016, $85 million and $88 million, respectively, of such allowances had been recorded.

At September 30, 2017 and December 31, 2016, $80 million and $88 million, respectively, of accounts receivable were greater than 90 days old.

3.	Investments

BNSF holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	December 31, 2016
Debt securities	$42	$47
Equity securities	60	60
Total	$102	$107

The fair value measurements of BNSF’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. The following table presents gains and losses recognized in other (income) expense, net for the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gains	$3	$4	$10	$11
Losses	—	—	—	(4)
Net Gain	$3	$4	$10	$7

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of September 30, 2017		As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$661	$258	$661	$231
Intangible liabilities	$1,403	$908	$1,403	$836

As of September 30, 2017 and December 31, 2016, intangible assets primarily consisted of franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization of intangible assets	$9	$10	$27	$29
Amortization of intangible liabilities	$24	$25	$72	$75

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2017	$9	$24
2018	$33	$90
2019	$31	$27
2020	$31	$26
2021	$31	$24

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

5.	Other Assets

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

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company’s investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the nine months ended September 30, 2017 and 2016, the Company recognized a reduction to income tax expense of $26 million and $31 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	September 30, 2017	December 31, 2016
Unamortized investment balance classified as Other Assets	$144	$196
Maximum exposure to loss	$144	$196

Included within Other Assets are capitalized right-to-use fixed assets of $933 million and $895 million, and related accumulated amortization of $281 million and $265 million, at September 30, 2017 and December 31, 2016, respectively.

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

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of September 30, 2017, the Company was in compliance with these financial covenants. In the event of non-compliance, the Company would be required to pay any accrued and unpaid interest.

Fair Value of Debt Instruments

At September 30, 2017 and December 31, 2016, the fair value of BNSF’s debt, excluding capital leases and unamortized gains on interest rate swaps, was $24,813 million and $23,618 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $22,046 million and $21,509 million, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Guarantees

As of September 30, 2017, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2017, were as follows (dollars in millions):

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Variable Interest Entities - Leases

BNSF Railway has entered into various lease transactions in which the structure of the lease contains VIEs. These leases are primarily for equipment. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the leased assets at a fixed price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $2 billion as of September 30, 2017.

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

Personal Injury

Personal injury claims, including asbestos claims and employee work-related injuries and third-party injuries (collectively, other personal injury), are a significant expense for the railroad industry. Personal injury claims by BNSF Railway employees are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to increased expenses in past years. Other proceedings include claims by non-employees for punitive as well as compensatory damages, and from time to time may include proceedings that have been certified as or purport to be class actions. The variability present in settling these claims, including non-employee personal injury and matters in which punitive damages are alleged, could result in increased expenses in future years. BNSF has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

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

During the third quarters of 2017 and 2016, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In the third quarter of 2017, management recorded a decrease to the liability of $29 million. No adjustment was recorded in the third quarter of 2016. The Company plans to update its study again in the third quarter of 2018.

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

BNSF monitors quarterly actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claim payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or changes in estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended September 30,
	2017	2016
Beginning balance	$364	$369
Accruals / changes in estimates	(24)	16
Payments	(16)	(23)
Ending balance	$324	$362

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$367	$375
Accruals / changes in estimates	(6)	66
Payments	(37)	(79)
Ending balance	$324	$362

At September 30, 2017 and December 31, 2016, $80 million and $85 million was included in current liabilities, respectively. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $280 million to $390 million. However, BNSF believes that the $324 million recorded at September 30, 2017 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSFIC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits and money market accounts. At September 30, 2017, there was $498 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with $457 million at December 31, 2016.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 218 sites, including 18 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of September 30, 2017 and December 31, 2016 was $9 million and $12 million, respectively.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,
	2017	2016
Beginning balance	$326	$355
Accruals / changes in estimates	3	3
Payments	(7)	(8)
Ending balance	$322	$350

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$342	$369
Accruals / changes in estimates	2	3
Payments	(22)	(22)
Ending balance	$322	$350

At September 30, 2017 and December 31, 2016, $40 million was included in current liabilities for both periods.

During the third quarters of 2017 and 2016, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2017 and 2016, management recorded an additional expense of $2 million and $8 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2018.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at September 30, 2017, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $260 million to $420 million. However, BNSF believes that the $322 million recorded at September 30, 2017 is the best estimate of the Company’s future obligation for environmental costs.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,
Net Cost (Credit)	2017	2016
Service cost	$10	$12
Interest cost	22	23
Expected return on plan assets	(37)	(35)
Net credit recognized	$(5)	$—

	Pension Benefits
	Nine Months Ended September 30,
Net Cost (Credit)	2017	2016
Service cost	$31	$35
Interest cost	66	71
Expected return on plan assets	(111)	(107)
Net credit recognized	$(14)	$(1)

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,
Net Cost	2017	2016
Interest cost	$3	$3
Amortization of prior service credits	(1)	(1)
Net cost recognized	$2	$2

	Retiree Health and Welfare Benefits
	Nine Months Ended September 30,
Net Cost	2017	2016
Service cost	$1	$1
Interest cost	7	8
Amortization of prior service credits	(2)	(2)
Net cost recognized	$6	$7

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

9.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the nine months ended September 30, 2017 and 2016, the Company declared and paid cash distributions of $2.625 billion and $1.750 billion, respectively, to its parent company. For the nine months ended September 30, 2017 and 2016, the Company received tax refunds of $21 million and $227 million, respectively, from Berkshire, and made tax payments of $1,047 million and $451 million, respectively, to Berkshire. As of September 30, 2017 and December 31, 2016, the Company has a payable to Berkshire of $188 million and $109 million, respectively. Uncertain tax positions will affect the tax payable to Berkshire if and when settled. As of September 30, 2017 and December 31, 2016, the Company has $59 million and $90 million payable to Berkshire related to prior year tax audit settlements.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended September 30,
	2017	2016
Revenues	$32	$35
Expenditures	$82	$73

	Nine Months Ended September 30,
	2017	2016
Revenues	$100	$108
Expenditures	$243	$210

10.	Accumulated Other Comprehensive Income

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

The following tables provide the components of accumulated other comprehensive income / (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2016	$122	$(3)	$119
Other comprehensive (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	(1)	—	(1)
Balance at September 30, 2017	$121	$(4)	$117

Balance at December 31, 2015	$50	$(2)	$48
Other comprehensive (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	(1)	—	(1)
Balance at September 30, 2016	$49	$(3)	$46
a Amounts are net of tax.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Reclassifications out of AOCI[b]

	Three Months Ended September 30,
Details about AOCI Components	2017	2016	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Prior service credits	$1	$1	[c]
	1	1	Total before tax
	(1)	—	Tax benefit / (expense)
Total reclassifications for the period	$—	$1	Net of tax

	Nine Months Ended September 30,
Details about AOCI Components	2017	2016	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Prior service credits	$2	$2	[c]
	2	2	Total before tax
	(1)	(1)	Tax benefit / (expense)
Total reclassifications for the period	$1	$1	Net of tax
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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. ASU 2014-09 applies to most contracts with customers. Insurance and leasing contracts are excluded from the scope. ASU 2014-09 prescribes a five-step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligation under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligation and (e) recognition of revenue as the identified performance obligation is satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for public companies in annual reporting periods beginning after December 15, 2017. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company expects to use the modified retrospective method when implementing this standard in first quarter 2018. The Company has completed a review of the impacts of the application of the new standard to its existing customer contracts. Under the new standard, the Company will continue to recognize transportation revenues based upon the proportion of the service provided as of the balance sheet date. Furthermore, the Company will assess variable consideration at each reporting period. The Company is currently evaluating the required new disclosures. Based on the Company’s review, the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires an entity to present the service cost component of net benefit cost in the same line item as other current employee compensation costs (including being capitalized, if appropriate, as part of an asset). The other components of net benefit cost would be presented separately in the statements of income and below income from operations. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. This new standard will be applied retrospectively for the presentation of the service cost component and other components of net periodic pension and postretirement benefit cost in the income statement. ASU 2017-07 is not expected to have a material impact on the Company’s net income. For the components of net benefit cost, see Footnote 8, "Employment Benefit Plans."

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the nine months ended September 30, 2017, and a comparative analysis to the nine months ended September 30, 2016.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consumer Products	$5,214	$4,817	4,041	3,803
Industrial Products	3,766	3,583	1,337	1,308
Agricultural Products	3,174	3,053	822	816
Coal	2,881	2,387	1,438	1,279
Total Freight Revenues	15,035	13,840	7,638	7,206
Other Revenues	714	679
Total Operating Revenues	$15,749	$14,519

	Average Revenue Per Car / Unit
	Nine Months Ended September 30,
	2017	2016
Consumer Products	$1,290	$1,267
Industrial Products	2,817	2,739
Agricultural Products	3,861	3,741
Coal	2,003	1,866
Total Freight Revenues	$1,968	$1,921

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Nine Months Ended September 30,
	2017	2016
Total fuel expense [a]	$1,777	$1,359
BNSF fuel surcharges	$594	$400
a  Total fuel expense includes locomotive and non-locomotive fuel.

Nine Months Ended September 30, 2017 vs. the Nine Months Ended September 30, 2016

Revenues

Revenues for the nine months ended September 30, 2017 were $15,749 million, an increase of $1,230 million, or 8 percent, as compared with the nine months ended September 30, 2016. The increase in revenue is primarily due to a 6 percent increase in unit volume and an increase in average revenue per car / unit. The change in revenues is due to the following:

▪	Average revenue per car / unit increased 2 percent primarily as a result of higher fuel surcharges and increased rates per car / unit.

▪
Consumer Products volumes increased due to higher domestic intermodal, international intermodal, and automotive volumes. The increases were primarily due to improving economic conditions, normalizing of retail inventories, new services, and higher market share.

▪
Industrial Products volumes increased primarily due to higher sand and other commodities that support drilling. In addition, broad strengthening in the industrial sector drove greater demand for steel and taconite. The volume increase was partially offset by lower petroleum products volume due to pipeline displacement of U.S. crude rail traffic as well as lower aggregates and plastics volume.

▪	Agricultural Products volumes increased due to higher shipments of domestic grain as well as ethanol and other grain products, partially offset by lower grain exports.

▪
Coal volumes increased due to continued effects of higher natural gas prices, which led to increased utility coal usage. This was partially offset by the effects of unit retirements of coal generating facilities, increased renewable generation, and coal inventory adjustments at customer facilities.

Expenses

Operating expenses for the nine months ended September 30, 2017 were $10,415 million, an increase of $768 million, or 8 percent, as compared with the nine months ended September 30, 2016. A significant portion of this increase is due to the following changes in underlying trends in expenses:

▪	Compensation and benefits expense increased primarily due to higher health and welfare costs and increased volumes, partially offset by lower headcount.

▪	Fuel expense increased due to higher average fuel prices and increased volumes, partially offset by improved efficiency.

▪	Depreciation expense increased due to a larger depreciable asset base.

▪	There were no significant changes in purchased services, equipment rents, and materials and other expense.

▪	Interest expense increased primarily due to a higher average debt balance.

▪
The effective tax rate was 38.2 percent and 37.6 percent for the nine months ended September 30, 2017 and 2016, respectively. The increase is primarily driven by the State of Illinois, which enacted a tax rate increase during the third quarter of 2017.

Capital Commitments

BNSF anticipates that capital commitments for 2017 will be approximately $3.3 billion or $100 million lower than previously disclosed.

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

Beginning May 14, 2007, some 30 similar class action complaints were filed in six federal district courts around the country by rail shippers against BNSF Railway and other Class I railroads alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws. The complaints seek injunctive relief and unspecified treble damages. These cases were consolidated and are currently pending in the federal District Court for the District of Columbia for coordinated or consolidated pretrial proceedings. (In re: Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). Consolidated amended class action complaints were filed against BNSF Railway and three other Class I railroads in April 2008. On June 21, 2012, the District Court certified the class sought by the plaintiffs. BNSF Railway and the other three Class I railroads appealed the class certification decision to the U.S. Court of Appeals. On August 9, 2013, the U.S. Court of Appeals vacated the District Court's class certification decision and remanded the case to permit the District Court to reconsider its decision in light of the United States Supreme Court case of Comcast Corp. v. Behrend. In September 2016, the District Court held a hearing to determine whether to certify a class. On October 10, 2017, the District Court denied the plaintiffs’ motion to certify a class. The plaintiffs have petitioned for permission to appeal the denial of class certification. The Company continues to believe that these claims are without merit and continues to defend against the allegations vigorously. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Item 6.	Exhibits.

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Company Operating Agreement.	8-K	4/13/2010	001-11535	3.1

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (v) the Consolidated Statements of Changes in Equity as of September 30, 2017, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
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

Date:  November 3, 2017

S-1