Form 10-Q
period 2018-03-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2018-05-07
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2018
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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$5,624	$5,185

Operating expenses:
Compensation and benefits	1,315	1,297
Fuel	767	605
Purchased services	692	626
Depreciation and amortization	571	573
Equipment rents	192	196
Materials and other	340	308
Total operating expenses	3,877	3,605
Operating income	1,747	1,580
Interest expense	256	252
Other (income) expense, net	(22)	(17)

Income before income taxes	1,513	1,345
Income tax expense	368	507
Net income	$1,145	$838

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$1,145	$838

Other comprehensive income:
Change in accumulated other comprehensive income (loss) of equity method investees	1	(2)
Other comprehensive income (loss), net of tax	1	(2)
Total comprehensive income	$1,146	$836

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,906	$1,975
Accounts receivable, net	1,443	1,448
Materials and supplies	806	803
Other current assets	325	408
Total current assets	4,480	4,634

Property and equipment, net of accumulated depreciation of $8,954 and $8,627, respectively	62,331	62,313
Goodwill	14,845	14,845
Intangible assets, net	390	394
Other assets	2,385	2,337
Total assets	$84,431	$84,523

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,930	$3,169
Long-term debt due within one year	86	740
Total current liabilities	3,016	3,909

Long-term debt	22,475	21,759
Deferred income taxes	13,558	13,452
Casualty and environmental liabilities	494	499
Intangible liabilities, net	448	471
Pension and retiree health and welfare liability	314	310
Other liabilities	1,074	1,114
Total liabilities	41,379	41,514
Commitments and contingencies (see Notes 7 and 8)
Equity:
Member’s equity	42,795	42,778
Accumulated other comprehensive income (loss)	257	231
Total equity	43,052	43,009
Total liabilities and equity	$84,431	$84,523

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$1,145	$838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	571	573
Deferred income taxes	102	118
Long-term casualty and environmental liabilities, net	(5)	(7)
Other, net	(90)	(71)
Changes in current assets and liabilities:
Accounts receivable, net	5	28
Materials and supplies	(4)	(8)
Other current assets	(91)	(8)
Accounts payable and other current liabilities	(13)	145
Net cash provided by operating activities	1,620	1,608

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(519)	(545)
Acquisition of equipment	(46)	(129)
Purchases of investments and investments in time deposits	(8)	(6)
Proceeds from sales of investments and maturities of time deposits	7	4
Other, net	(94)	(170)
Net cash used for investing activities	(660)	(846)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	750	1,250
Payments on long-term debt	(671)	(21)
Cash distributions	(1,100)	(625)
Other, net	(8)	(18)
Net cash provided by (used for) financing activities	(1,029)	586
Increase (decrease) in cash and cash equivalents	(69)	1,348
Cash and cash equivalents:
Beginning of period	1,975	3,218
End of period	$1,906	$4,566

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$310	$316
Capital investments accrued but not yet paid	$86	$101
Income taxes paid, net of refunds	$7	$5

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	$42,778	$231	$43,009
Adoption of ASC Topic 606	(3)	—	(3)
Equity method investee adoption of ASU 2016-01	1	(1)	—
Reclassification upon early adoption of ASU 2018-02	(26)	26	—
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,145	1	1,146
Balance at March 31, 2018	$42,795	$257	$43,052

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2017, including the financial statements and notes thereto. Burlington Northern Santa Fe, LLC (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of March 31, 2018, and the results of operations for the three months ended March 31, 2018 and 2017.

2.	Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC Topic 606 (new revenue guidance) using the modified retrospective transition method and the practical expedient for contracts not completed as of the date of adoption. The Company recorded the cumulative effect of adopting ASC Topic 606 as a $3 million net reduction to member’s equity as of January 1, 2018, primarily due to the timing impacts of variable consideration for certain customer incentives. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for the prior period. The impact of adoption to our Consolidated Income Statement, Balance Sheet, and Statement of Cash Flows for the current year is immaterial as reflected in the Consolidated Statements of Changes in Equity. Therefore, financial statements showing 2018 reported under previous guidance are not presented.

The Company’s primary source of revenue is freight rail transportation services. The primary performance obligation for the Company is to move freight from a point of origin to a point of destination for its customers. The performance obligations are represented by bills of lading which create a series of distinct services that have a similar pattern of transfer to the customer. The revenues for each performance obligation are based on various factors including the product being shipped, the origin and destination pair, and contract incentives which are outlined in various private rate agreements, common carrier public tariffs, interline foreign road agreements and pricing quotes. The transaction price is generally a per car amount to transport cars from a certain origin to a certain destination.

The associated freight revenues are recognized over time as the service is performed because the customer simultaneously receives and consumes the benefits of the service. The Company recognizes revenue based on the proportion of the service completed as of the balance sheet date. Bills for freight transportation services are generally issued to customers and paid within thirty days or less. As a result, no significant contract assets exist and there are no significant financing components in the Company’s revenue arrangements.

Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to revenue on a pro-rata basis based on actual or projected future customer shipments. A small portion of customer incentive agreements have a component where a different discount amount is provided for different levels of volumes, resulting in variable consideration. To determine transaction price in these cases, the Company estimates the amount of variable consideration at each reporting period utilizing the most likely amount based on historical trends as well as economic and other indicators. These incentives are ratably applied to all units using an estimate of how much volume the customer will ship under the customer incentive agreement. Both the variable consideration and the associated contract liabilities resulting from these types of customer incentives are immaterial.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Other revenues are primarily generated from a wholly owned non-rail logistics subsidiary providing logistics and transportation services and from accessorial services provided to customers which are primarily storage and demurrage. The vast majority of revenues generated by the non-rail logistics subsidiary are recognized over time as the services are performed and accessorial revenues are recognized when the service is performed.

In accordance with ASC Topic 606, the Company disaggregates revenue from contracts with customers based on the characteristics of the services being provided and the types of products being transported and other revenues (in millions):

	Three Months Ended March 31,
	2018	2017
Consumer Products	$1,860	$1,680
Industrial Products	1,358	1,224
Agricultural Products	1,152	1,108
Coal	948	960
Total freight revenues	5,318	4,972
Non-Rail Logistics Subsidiary	192	138
Accessorial and Other	114	75
Total other revenues	306	213
Total operating revenues	$5,624	$5,185

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of Accounts Receivable, Net on the Consolidated Balance Sheets. At March 31, 2018 and January 1, 2018, $1,215 million and $1,209 million, respectively, represent receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. At March 31, 2018 and January 1, 2018, remaining performance obligations were $223 million and $192 million, respectively.

3.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At March 31, 2018 and December 31, 2017, $90 million and $87 million, respectively, of such allowances had been recorded.

At March 31, 2018 and December 31, 2017, $83 million and $82 million, respectively, of accounts receivable were greater than 90 days old.

4.	Investments

BNSF holds investments which are included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	December 31, 2017
Debt securities	$44	$43
Equity securities	55	54
Total	$99	$97

The fair value measurements of BNSF’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. Gains and losses recognized in other (income) expense, net for the Company for the three months ended March 31, 2018 and 2017 were not material.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

5.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of March 31, 2018		As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$652	$262	$647	$253
Intangible liabilities	$1,403	$955	$1,403	$932

As of March 31, 2018 and December 31, 2017, intangible assets primarily consisted of franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Amortization of intangible assets	$9	$9
Amortization of intangible liabilities	$23	$24

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2018	$25	$67
2019	$33	$27
2020	$33	$26
2021	$31	$24
2022	$31	$23

6.	Other Assets

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company’s investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the three months ended March 31, 2018 and 2017, the Company recognized a reduction to income tax expense of $5 million and $8 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	March 31, 2018	December 31, 2017
Unamortized investment balance classified as Other Assets	$101	$118
Maximum exposure to loss	$101	$118

Included within Other Assets are capitalized right-to-use fixed assets of $967 million and $958 million, and related accumulated amortization of $292 million and $287 million, at March 31, 2018 and December 31, 2017, respectively.

7.	Debt

Notes and Debentures

In March 2018, BNSF issued $750 million of 4.05 percent debentures due June 15, 2048. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

As of March 31, 2018, $1 billion remained authorized by the Board of Managers of the Company to be issued through the Securities and Exchange Commission debt shelf offering process.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of March 31, 2018, the Company was in compliance with these financial covenants.

Fair Value of Debt Instruments

At March 31, 2018 and December 31, 2017, the fair value of BNSF’s debt, excluding capital leases and unamortized gains on interest rate swaps, was $24,060 million and $25,062 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $22,106 million and $22,030 million, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Guarantees

As of March 31, 2018, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2018, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	9	$20	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Variable Interest Entities - Leases

BNSF Railway has entered into various lease transactions in which the structure of the lease contains VIEs. These leases are primarily for equipment. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the leased assets at a fixed price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $2 billion as of March 31, 2018.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended March 31,
	2018	2017
Beginning balance	$307	$367
Accruals / changes in estimates	7	14
Payments	(9)	(14)
Ending balance	$305	$367

At March 31, 2018 and December 31, 2017, $85 million was included in current liabilities for both periods. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $260 million to $360 million. However, BNSF believes that the $305 million recorded at March 31, 2018 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSFIC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits and money market accounts. At March 31, 2018, there was $505 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet, as compared with $497 million at December 31, 2017.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 213 sites, including 18 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of March 31, 2018 and December 31, 2017 was $9 million for both periods.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2018	2017
Beginning balance	$317	$342
Accruals / changes in estimates	1	1
Payments	(4)	(8)
Ending balance	$314	$335

At March 31, 2018 and December 31, 2017, $40 million was included in current liabilities for both periods.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at March 31, 2018, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $255 million to $415 million. However, BNSF believes that the $314 million recorded at March 31, 2018 is the best estimate of the Company’s future obligation for environmental costs.

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

9.	Employment Benefit Plans

Components of the net (credit) cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
Net Cost (Credit)	2018	2017
Service cost	$11	$10
Interest cost	21	22
Expected return on plan assets	(40)	(37)
Net credit recognized	$(8)	$(5)

	Retiree Health and Welfare Benefits
	Three Months Ended March 31,
Net Cost	2018	2017
Interest cost	$2	$2
Net cost recognized	$2	$2

Service cost is included in Compensation and Benefits expense and the other components of net periodic benefit costs are included in Other (Income) Expense, Net in the Consolidated Statements of Income.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

10.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the three months ended March 31, 2018 and 2017, the Company declared and paid cash distributions of $1,100 million and $625 million, respectively, to its parent company. For both of the three months ended March 31, 2018 and 2017, the Company made tax payments of less than $1 million to Berkshire. As of March 31, 2018, the Company had a receivable from Berkshire of $43 million recorded in Other Current Assets and a payable to Berkshire of $26 million. As of December 31, 2017, the Company had a receivable from Berkshire of $235 million recorded in Other Current Assets and a payable to Berkshire of $19 million. Uncertain tax positions will affect the tax payable to Berkshire if and when settled. As of both March 31, 2018 and December 31, 2017, the Company had a $32 million payable to Berkshire related to prior year tax audit settlements.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended March 31,
	2018	2017
Revenues	$34	$37
Expenditures	$89	$79

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest. As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. In applying the equity method, the investment is recorded in Other Assets. Equity income or losses are recorded in Materials and Other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers. BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $570 million and $554 million recognized as investments related to TTX in its Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively.

11.	Accumulated Other Comprehensive Income

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

The following tables provide the components of accumulated other comprehensive income / (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2017	$234	$(3)	$231
Other comprehensive (loss) before reclassifications	—	1	1
Amounts reclassified from AOCI	26	(1)	25
Balance at March 31, 2018	$260	$(3)	$257

Balance at December 31, 2016	$122	$(3)	$119
Other comprehensive (loss) before reclassifications	—	(2)	(2)
Amounts reclassified from AOCI	—	—	—
Balance at March 31, 2017	$122	$(5)	$117
a Amounts are net of tax.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

12.	Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. At December 31, 2017, BNSF had long-term operating leases with $3.0 billion of remaining minimum lease payments. This new standard will require the present value of these leases to be recorded in the Consolidated Balance Sheets as a right of use asset and lease liability.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires an entity to present the service cost component of net benefit cost in the same line item as other current employee compensation costs (including being capitalized, if appropriate, as part of an asset). The other components of net benefit cost are presented below income from operations. BNSF adopted the standard as of January 1, 2018. Other components of net benefit costs previously recorded in compensation and benefits expense were reclassified to other income. See Note 9 to the Consolidated Financial Statements. The retrospective impact of the adoption is shown in the table below (in millions):

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Revised
Operating expenses	$3,591	$14	$3,605
Operating income	$1,594	$(14)	$1,580
Other (income) expense, net	$(3)	$(14)	$(17)

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company early adopted the guidance in ASU 2018-02 during the quarter ended March 31, 2018, and elected to reclassify $26 million of tax from accumulated other comprehensive income to retained earnings. See the Consolidated Statements of Changes in Equity.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the three months ended March 31, 2018, and a comparative analysis to the three months ended March 31, 2017.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Consumer Products	$1,860	$1,680	1,379	1,299
Industrial Products	1,358	1,224	465	426
Agricultural Products	1,152	1,108	298	280
Coal	948	960	464	475
Total Freight Revenues	5,318	4,972	2,606	2,480
Other Revenues	306	213
Total Operating Revenues	$5,624	$5,185

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2018	2017
Consumer Products	$1,349	$1,293
Industrial Products	2,920	2,873
Agricultural Products	3,866	3,957
Coal	2,043	2,021
Total Freight Revenues	$2,041	$2,005

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2018	2017
Total fuel expense [a]	$767	$605
BNSF fuel surcharges	$303	$193
a  Total fuel expense includes locomotive and non-locomotive fuel.

Three Months Ended March 31, 2018 vs. the Three Months Ended March 31, 2017

Revenues

Revenues for the three months ended March 31, 2018 were $5,624 million, an increase of $439 million, or 8 percent, as compared with the three months ended March 31, 2017. The increase in revenue is primarily due to a 5 percent increase in unit volume. The change in revenues is due to the following:

▪
Average revenue per car / unit increased 2 percent primarily as a result of higher fuel surcharges driven primarily by higher fuel prices and increased rates per car / unit, partially offset by business mix changes.

▪
Consumer Products volumes increased due to higher domestic intermodal and international intermodal volumes. The increases were primarily due to economic growth and tightening truck capacity leading to conversion from highway to rail.

▪
Industrial Products volumes increased primarily due to increased sand and other products that support drilling and broad strengthening in the industrial sector which drove demand for steel, taconite, chemicals and plastics.

▪	Agricultural Products volumes increased due to stronger export and domestic grain shipments as well as higher ethanol and other grain products volumes.

▪	Coal volumes decreased primarily due to plant retirements partially offset by market share gains.

Expenses

Operating expenses for the three months ended March 31, 2018 were $3,877 million, an increase of $272 million, or 8 percent, as compared with the three months ended March 31, 2017. A significant portion of this increase is due to the following changes in underlying trends in expenses:

▪	Fuel expense increased primarily due to higher average fuel prices and increased volumes.

▪
Purchased services expense increased as a result of higher purchased transportation costs of our logistics services business, which are offset in other revenues, as well as increased intermodal ramping and drayage activities.

▪	There were no significant changes in compensation and benefits, depreciation and amortization, equipment rents, and materials and other expense.

▪
The effective tax rate was 24.3 percent and 37.7 percent for the three months ended March 31, 2018 and 2017, respectively. The decrease is primarily driven by the Tax Cuts and Jobs Act signed into law on December 22, 2017, which decreased the federal income tax rate from 35 percent to 21 percent effective January 1, 2018.

Capital Commitments

BNSF anticipates that capital commitments for 2018 will be approximately $3.4 billion, or $100 million higher than previously disclosed.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II OTHER INFORMATION

Item 6.	Exhibits.

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Company Operating Agreement.	8-K	4/13/2010	001-11535	3.1

4.1	Twentieth Supplemental Indenture, dated as of March 5, 2018, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/5/2018	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF’s 4.050% Debentures due June 15, 2048.	8-K	3/5/2018	001-11535	4.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three months ended March 31, 2018, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (v) the Consolidated Statements of Changes in Equity as of March 31, 2018, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single instrument does not exceed 10 percent of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
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

Date:  May 7, 2018

S-1