Form 10-Q
period 2018-06-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2018-08-06
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2018
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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$5,878	$5,250	$11,502	$10,435

Operating expenses:
Compensation and benefits	1,328	1,255	2,643	2,552
Fuel	830	577	1,597	1,182
Purchased services	714	609	1,406	1,235
Depreciation and amortization	575	592	1,146	1,165
Equipment rents	167	196	359	392
Materials and other	381	247	721	555
Total operating expenses	3,995	3,476	7,872	7,081
Operating income	1,883	1,774	3,630	3,354
Interest expense	256	256	512	508
Other (income) expense, net	(28)	(19)	(50)	(36)

Income before income taxes	1,655	1,537	3,168	2,882
Income tax expense	346	579	714	1,086
Net income	$1,309	$958	$2,454	$1,796

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$1,309	$958	$2,454	$1,796

Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	—	(1)	—	(1)
Change in accumulated other comprehensive income (loss) of equity method investees	—	1	1	(1)
Other comprehensive income (loss), net of tax	—	—	1	(2)
Total comprehensive income	$1,309	$958	$2,455	$1,794

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,139	$1,975
Accounts receivable, net	1,462	1,448
Materials and supplies	789	803
Other current assets	276	408
Total current assets	4,666	4,634

Property and equipment, net of accumulated depreciation of $9,259 and $8,627, respectively	62,507	62,313
Goodwill	14,845	14,845
Intangible assets, net	382	394
Other assets	2,401	2,337
Total assets	$84,801	$84,523

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,161	$3,169
Long-term debt due within one year	86	740
Total current liabilities	3,247	3,909

Long-term debt	22,448	21,759
Deferred income taxes	13,600	13,452
Casualty and environmental liabilities	490	499
Intangible liabilities, net	426	471
Pension and retiree health and welfare liability	311	310
Other liabilities	1,093	1,114
Total liabilities	41,615	41,514
Commitments and contingencies (see Notes 7 and 8)
Equity:
Member’s equity	42,929	42,778
Accumulated other comprehensive income (loss)	257	231
Total equity	43,186	43,009
Total liabilities and equity	$84,801	$84,523

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$2,454	$1,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,146	1,165
Deferred income taxes	144	232
Long-term casualty and environmental liabilities, net	(19)	(19)
Other, net	(93)	(113)
Changes in current assets and liabilities:
Accounts receivable, net	(14)	(17)
Materials and supplies	14	6
Other current assets	(104)	(17)
Accounts payable and other current liabilities	266	502
Net cash provided by operating activities	3,794	3,535

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,224)	(1,296)
Acquisition of equipment	(72)	(200)
Purchases of investments and investments in time deposits	(13)	(8)
Proceeds from sales of investments and maturities of time deposits	17	15
Other, net	(108)	(235)
Net cash used for investing activities	(1,400)	(1,724)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	750	1,250
Payments on long-term debt	(696)	(700)
Cash distributions	(2,275)	(1,425)
Other, net	(9)	(19)
Net cash used for financing activities	(2,230)	(894)
Increase in cash and cash equivalents	164	917
Cash and cash equivalents:
Beginning of period	1,975	3,218
End of period	$2,139	$4,135

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$532	$530
Capital investments accrued but not yet paid	$93	$103
Income taxes paid, net of refunds	$226	$212

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	$42,778	$231	$43,009
Adoption of ASC Topic 606	(3)	—	(3)
Equity method investee adoption of ASU 2016-01[a]	1	(1)	—
Reclassification upon early adoption of ASU 2018-02	(26)	26	—
Cash distributions	(2,275)	—	(2,275)
Comprehensive income (loss), net of tax	2,454	1	2,455
Balance at June 30, 2018	$42,929	$257	$43,186

[a]	Accounting Standards Update No. 2016-01 Financial Instruments- Recognition and Measurement of Financial Assets and Financial Liabilities

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of June 30, 2018, and the results of operations for the three and six months ended June 30, 2018 and 2017.

2.	Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC Topic 606 (new revenue guidance) using the modified retrospective transition method and the practical expedient for contracts not completed as of the date of adoption. The Company recorded the cumulative effect of adopting ASC Topic 606 as a $3 million net reduction to member’s equity as of January 1, 2018, primarily due to the timing impacts of variable consideration for certain customer incentives. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for the prior period. The impact of adoption to our Consolidated Statements of Income, Balance Sheets, and Statements of Cash Flows for the current year is immaterial as reflected in the Consolidated Statements of Changes in Equity. Therefore, financial statements showing 2018 reported under previous guidance are not presented.

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

In accordance with ASC Topic 606, the Company disaggregates revenue from contracts with customers based on the characteristics of the services being provided and the types of products being transported and other revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consumer Products	$1,979	$1,742	$3,839	$3,422
Industrial Products	1,482	1,274	2,840	2,498
Agricultural Products	1,182	1,074	2,334	2,182
Coal	911	912	1,859	1,872
Total freight revenues	5,554	5,002	10,872	9,974
Non-rail logistics subsidiary	214	157	406	295
Accessorial and other	110	91	224	166
Total other revenues	324	248	630	461
Total operating revenues	$5,878	$5,250	$11,502	$10,435

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. At both June 30, 2018 and January 1, 2018, $1.2 billion represents net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. At June 30, 2018 and January 1, 2018, remaining performance obligations were $282 million and $192 million, respectively.

3.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At June 30, 2018 and December 31, 2017, $84 million and $87 million, respectively, of such allowances had been recorded.

At June 30, 2018 and December 31, 2017, $62 million and $82 million, respectively, of accounts receivable were greater than 90 days old.

4.	Investments

BNSF holds investments which are included in other assets on the Consolidated Balance Sheets. The following table summarizes the fair value of investments held as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
Debt securities	$39	$43
Equity securities	56	54
Total	$95	$97

The fair value measurements of BNSF’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. Gains and losses recognized in other (income) expense, net for the Company for the six months ended June 30, 2018 and 2017 were not material.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

5.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of June 30, 2018		As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$653	$271	$647	$253
Intangible liabilities	$1,403	$977	$1,403	$932

As of June 30, 2018 and December 31, 2017, intangible assets primarily consisted of franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of intangible assets	$9	$9	$18	$18
Amortization of intangible liabilities	$22	$24	$45	$48

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2018	$17	$45
2019	$33	$27
2020	$33	$26
2021	$31	$24
2022	$31	$23

6.	Other Assets

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company’s investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the six months ended June 30, 2018 and 2017, the Company recognized a reduction to income tax expense of $10 million and $17 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	June 30, 2018	December 31, 2017
Unamortized investment balance classified as other assets	$85	$118
Maximum exposure to loss	$85	$118

Included within other assets are capitalized right-to-use fixed assets of $975 million and $958 million, and related accumulated amortization of $298 million and $287 million, at June 30, 2018 and December 31, 2017, respectively.

7.	Debt

Notes and Debentures

In March 2018, BNSF issued $750 million of 4.05 percent debentures due June 15, 2048. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

As of June 30, 2018, $1 billion remained authorized by the Board of Managers (the Board) of the Company to be issued through the Securities and Exchange Commission (SEC) debt shelf offering process.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of June 30, 2018, the Company was in compliance with these financial covenants.

Subsequent Event

In August 2018, BNSF issued $750 million of 4.15 percent debentures due December 15, 2048. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

After this issuance, $250 million remained authorized by the Board to be issued through the SEC debt shelf offering process.

Fair Value of Debt Instruments

At June 30, 2018 and December 31, 2017, the fair value of BNSF’s debt, excluding capital leases and unamortized gains on interest rate swaps, was $23.4 billion and $25.1 billion, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $22.1 billion and $22.0 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Guarantees

As of June 30, 2018, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2018, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	9	$19	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Variable Interest Entities - Leases

BNSF Railway has entered into various lease transactions in which the structure of the lease contains VIEs. These leases are primarily for equipment. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the leased assets at a fixed price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $1.5 billion as of June 30, 2018.

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

BNSF Railway maintains and operates the leased assets based on contractual obligations within the lease arrangements, which set specific guidelines consistent within the industry. As such, BNSF Railway has no control over activities that could materially impact the fair value of the leased assets. BNSF Railway does not hold the power to direct the activities of the VIEs and therefore does not control the ongoing activities that have a significant impact on the economic performance of the VIEs. Additionally, BNSF Railway does not have the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. Depending on market conditions, the fixed-price purchase options could potentially provide benefit to the Company; however, any benefits potentially received from a fixed-price purchase option are generally expected to be minimal. Based on these factors, BNSF Railway is not the primary beneficiary of the VIEs. As BNSF Railway is not the primary beneficiary and the majority of the VIE leases are operating leases, the assets and liabilities related to the VIEs recorded in the Company’s Consolidated Balance Sheets are immaterial.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended June 30,
	2018	2017
Beginning balance	$305	$367
Accruals / changes in estimates	27	4
Payments	(37)	(7)
Ending balance	$295	$364

	Six Months Ended June 30,
	2018	2017
Beginning balance	$307	$367
Accruals / changes in estimates	34	18
Payments	(46)	(21)
Ending balance	$295	$364

At June 30, 2018 and December 31, 2017, $75 million and $85 million was included in current liabilities, respectively. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $260 million to $355 million. However, BNSF believes that the $295 million recorded at June 30, 2018 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSFIC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits and money market accounts. At June 30, 2018, there was $513 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets, as compared with $497 million at December 31, 2017.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 210 sites, including 18 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of June 30, 2018 and December 31, 2017 was $9 million for both periods.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,
	2018	2017
Beginning balance	$314	$335
Accruals / changes in estimates	1	(2)
Payments	(5)	(7)
Ending balance	$310	$326

	Six Months Ended June 30,
	2018	2017
Beginning balance	$317	$342
Accruals / changes in estimates	2	(1)
Payments	(9)	(15)
Ending balance	$310	$326

At June 30, 2018 and December 31, 2017, $40 million was included in current liabilities for both periods.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at June 30, 2018, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $250 million to $410 million. However, BNSF believes that the $310 million recorded at June 30, 2018 is the best estimate of the Company’s future obligation for environmental costs.

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

9.	Employment Benefit Plans

Components of the net cost (credit) for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
Net Cost (Credit)	2018	2017
Service cost	$11	$11
Interest cost	21	22
Expected return on plan assets	(39)	(37)
Net credit recognized	$(7)	$(4)

	Pension Benefits
	Six Months Ended June 30,
Net Cost (Credit)	2018	2017
Service cost	$22	$21
Interest cost	42	44
Expected return on plan assets	(79)	(74)
Net credit recognized	$(15)	$(9)

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,
Net Cost (Credit)	2018	2017
Service cost	$—	$1
Interest cost	2	2
Amortization of prior service credits	—	(1)
Net cost recognized	$2	$2

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Retiree Health and Welfare Benefits
	Six Months Ended June 30,
Net Cost (Credit)	2018	2017
Service cost	$—	$1
Interest cost	4	4
Amortization of prior service credits	—	(1)
Net cost recognized	$4	$4

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

10.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the six months ended June 30, 2018 and 2017, the Company declared and paid cash distributions of $2.3 billion and $1.4 billion, respectively, to its parent company. For the six months ended June 30, 2018 and 2017, the Company received tax refunds of $217 million and $0 million, respectively, from Berkshire, and made tax payments of $347 million and $91 million to Berkshire. As of June 30, 2018, the Company had a payable to Berkshire of $53 million. As of December 31, 2017, the Company had a receivable from Berkshire of $235 million recorded in other current assets and a payable to Berkshire of $19 million. Uncertain tax positions will affect the tax payable to Berkshire if and when settled. As of June 30, 2018 and December 31, 2017, the Company had $31 million and $32 million payable to Berkshire related to prior year tax audit settlements.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended June 30,
	2018	2017
Revenues	$33	$31
Expenditures	$97	$82

	Six Months Ended June 30,
	2018	2017
Revenues	$67	$68
Expenditures	$186	$161

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest. As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. In applying the equity method, the investment is recorded in other assets. Equity income or losses are recorded in materials and other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers. BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $585 million and $554 million recognized as investments related to TTX in its Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively.

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

The following tables provide the components of accumulated other comprehensive income / (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2017	$234	$(3)	$231
Other comprehensive income (loss) before reclassifications	—	1	1
Amounts reclassified from AOCI	26	(1)	25
Balance at June 30, 2018	$260	$(3)	$257

Balance at December 31, 2016	$122	$(3)	$119
Other comprehensive income (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	(1)	—	(1)
Balance at June 30, 2017	$121	$(4)	$117

[a]	Amounts are net of tax.

Reclassifications out of AOCI[b]

	Three Months Ended June 30,
Details about AOCI Components	2018	2017	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Prior service credits	—	1	[c]
Total reclassifications for the period	$—	$1	Net of tax

	Six Months Ended June 30,
Details about AOCI Components	2018	2017	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Prior service credits	—	1	[c]
Reclassification due to ASU 2018-02 adoption	(26)	—
Total reclassifications for the period	$(26)	$1	Net of tax

[b]	Amounts in parenthesis indicate debits to the income statement.

[c]	This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare cost (see Note 9 for additional details).

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

12.	Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. At December 31, 2017, BNSF had long-term operating leases with $3.0 billion of remaining minimum lease payments, and is assessing these contracts and others for lease qualification under the new standard. This new standard will require the present value of these leases to be recorded in the Consolidated Balance Sheets as a right of use asset and lease liability. Management is currently evaluating the impacts of the new guidance on its financials, disclosures and internal control framework and is in the process of implementing a lease accounting system to support the new reporting requirements.

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

	Three Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Revised
Operating expenses	$3,463	$13	$3,476
Operating income	$1,787	$(13)	$1,774
Other (income) expense, net	$(6)	$(13)	$(19)

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Revised
Operating expenses	$7,054	$27	$7,081
Operating income	$3,381	$(27)	$3,354
Other (income) expense, net	$(9)	$(27)	$(36)

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the six months ended June 30, 2018, and a comparative analysis to the six months ended June 30, 2017.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consumer Products	$3,839	$3,422	2,798	2,654
Industrial Products	2,840	2,498	964	878
Agricultural Products	2,334	2,182	609	565
Coal	1,859	1,872	899	912
Total freight revenues	10,872	9,974	5,270	5,009
Other revenues	630	461
Total operating revenues	$11,502	$10,435

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2018	2017
Consumer Products	$1,372	$1,289
Industrial Products	2,946	2,845
Agricultural Products	3,833	3,862
Coal	2,068	2,053
Total freight revenues	$2,063	$1,991

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2018	2017
Total fuel expense [a]	$1,597	$1,182
BNSF fuel surcharges	$636	$394
a  Total fuel expense includes locomotive and non-locomotive fuel.

Six Months Ended June 30, 2018 vs. the Six Months Ended June 30, 2017

Revenues

Revenues for the six months ended June 30, 2018 were $11.5 billion, an increase of $1.1 billion, or 10 percent, as compared with the six months ended June 30, 2017. The increase in revenue is primarily due to a 5 percent increase in unit volume and an increase in average revenue per car / unit. The change in revenues is due to the following:

▪	Average revenue per car / unit increased 4 percent as a result of higher fuel surcharges driven primarily by higher fuel prices, increased rates per car / unit, and business mix changes.

▪
Consumer Products volumes increased due to higher intermodal volumes, which were driven by economic growth and tight truck capacity leading to conversion from highway to rail, as well as strength in imports and containerized agricultural product exports, offset by a contract loss.

▪	Industrial Products volumes increased primarily due to strength in the energy and industrial sectors which drove demand for sand, petroleum products, taconite, steel, and plastics.

▪	Agricultural Products volumes increased due to strong export and domestic grain shipments, as well as higher fertilizer and other grain products volumes.

▪	Coal volumes decreased due mainly to plant retirements partially offset by market share gains and improved export volumes.

Expenses

Operating expenses for the six months ended June 30, 2018 were $7.9 billion, an increase of $791 million, or 11 percent, as compared with the six months ended June 30, 2017. A significant portion of this increase is due to the following changes in underlying trends in expenses:

▪	Compensation and benefits expense increased primarily due to wage inflation, increased volumes, and higher training costs.

▪	Fuel expense increased primarily due to higher average fuel prices and increased volumes.

▪
Purchased services expense increased as a result of higher purchased transportation costs of our logistics services business, which are offset in other revenues, as well as increased intermodal ramping, drayage, and other volume-related activities.

▪	Materials and other expense increased primarily as a result of higher locomotive materials, derailment-related costs, property taxes, and personal injury expenses.

▪	There were no significant changes in depreciation and amortization and equipment rents expense.

▪
The effective tax rate was 22.5 percent and 37.7 percent for the six months ended June 30, 2018 and 2017, respectively. The decrease is primarily driven by the Tax Cuts and Jobs Act (the Tax Act) signed into law on December 22, 2017 and various state income tax rate reductions enacted in 2018. The Tax Act decreased the federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•  Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability and cost of capital; changes in customer demand; effects of adverse economic conditions affecting shippers or BNSF’s supplier base; effects due to more stringent regulatory policies such as the regulation of greenhouse gas emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for products BNSF hauls; the impact of low natural gas or oil prices on energy-related commodities demand; changes in environmental laws and other laws and regulations that could affect the demand for drilling products and products produced by drilling; changes in prices of fuel and other key materials, the impact of high barriers to entry for prospective new suppliers and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment.

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

On June 22, 2018, a loaded BNSF Railway train derailed in Doon, Iowa. Some of the derailed railcars released petroleum hydrocarbons into floodwaters. The extent of the damage from the derailment has yet to be determined and the cause of the derailment is currently under investigation. The Company is working with federal, state and local authorities to respond to the incident. In addition, although no notice of penalty has yet been issued, regulatory penalties could exceed $100,000. While the costs of resolving this matter are subject to further developments, the Company does not believe that the outcome will have a material adverse effect on its financial position, results of operations or liquidity.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Item 6.	Exhibits.

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Company Operating Agreement.	8-K	4/13/2010	001-11535	3.1

4.1	Twenty-first Supplemental Indenture, dated as of August 2, 2018, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/2/2018	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF’s 4.150% Debentures due December 15, 2048.	8-K	8/2/2018	001-11535	4.2

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and six months ended June 30, 2018, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (v) the Consolidated Statements of Changes in Equity as of June 30, 2018, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single instrument does not exceed 10 percent of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
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

Date:  August 3, 2018

S-1