Form 10-Q
period 2018-09-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2018-11-05
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2018
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

Yes [x] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$6,147	$5,314	$17,649	$15,749

Operating expenses:
Compensation and benefits	1,378	1,173	4,021	3,725
Fuel	859	595	2,456	1,777
Purchased services	718	608	2,124	1,843
Depreciation and amortization	580	591	1,726	1,756
Equipment rents	183	193	542	585
Materials and other	320	214	1,041	769
Total operating expenses	4,038	3,374	11,910	10,455
Operating income	2,109	1,940	5,739	5,294
Interest expense	262	253	774	761
Other (income) expense, net	(32)	(23)	(82)	(59)

Income before income taxes	1,879	1,710	5,047	4,592
Income tax expense	486	668	1,200	1,754
Net income	$1,393	$1,042	$3,847	$2,838

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$1,393	$1,042	$3,847	$2,838

Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	(1)	—	(1)	(1)
Change in accumulated other comprehensive income (loss) of equity method investees	—	—	1	(1)
Other comprehensive income (loss), net of tax	(1)	—	—	(2)
Total comprehensive income	$1,392	$1,042	$3,847	$2,836

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,280	$1,975
Accounts receivable, net	1,576	1,448
Materials and supplies	826	803
Other current assets	249	408
Total current assets	4,931	4,634

Property and equipment, net of accumulated depreciation of $9,596 and $8,627, respectively	62,800	62,313
Goodwill	14,851	14,845
Intangible assets, net	382	394
Other assets	2,343	2,337
Total assets	$85,307	$84,523

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,301	$3,169
Long-term debt due within one year	86	740
Total current liabilities	3,387	3,909

Long-term debt	23,171	21,759
Deferred income taxes	13,734	13,452
Casualty and environmental liabilities	486	499
Intangible liabilities, net	403	471
Pension and retiree health and welfare liability	313	310
Other liabilities	1,110	1,114
Total liabilities	42,604	41,514
Commitments and contingencies (see Notes 7 and 8)
Equity:
Member’s equity	42,447	42,778
Accumulated other comprehensive income (loss)	256	231
Total equity	42,703	43,009
Total liabilities and equity	$85,307	$84,523

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$3,847	$2,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,726	1,756
Deferred income taxes	279	426
Long-term casualty and environmental liabilities, net	(24)	(63)
Other, net	(106)	(133)
Changes in current assets and liabilities:
Accounts receivable, net	(125)	(99)
Materials and supplies	(23)	18
Other current assets	(55)	11
Accounts payable and other current liabilities	424	14
Net cash provided by operating activities	5,943	4,768

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(2,022)	(2,107)
Acquisition of equipment	(134)	(280)
Purchases of investments and investments in time deposits	(23)	(9)
Proceeds from sales of investments and maturities of time deposits	37	25
Other, net	(114)	(204)
Net cash used for investing activities	(2,256)	(2,575)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,500	1,250
Payments on long-term debt	(711)	(710)
Cash distributions	(4,150)	(2,625)
Other, net	(21)	(20)
Net cash used for financing activities	(3,382)	(2,105)
Increase in cash and cash equivalents	305	88
Cash and cash equivalents:
Beginning of period	1,975	3,218
End of period	$2,280	$3,306

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$819	$833
Capital investments accrued but not yet paid	$166	$147
Income taxes paid, net of refunds	$540	$1,193
Non-cash asset financing	$4	$—

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	$42,778	$231	$43,009
Adoption of ASC Topic 606	(3)	—	(3)
Equity method investee adoption of ASU 2016-01[a]	1	(1)	—
Reclassification upon early adoption of ASU 2018-02	(26)	26	—
Cash distributions	(4,150)	—	(4,150)
Comprehensive income (loss), net of tax	3,847	—	3,847
Balance at September 30, 2018	$42,447	$256	$42,703

[a]	Accounting Standards Update No. 2016-01 Financial Instruments- Recognition and Measurement of Financial Assets and Financial Liabilities

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of September 30, 2018, and the results of operations for the three and nine months ended September 30, 2018 and 2017.

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

In accordance with ASC Topic 606, the Company disaggregates revenue from contracts with customers based on the characteristics of the services being provided and the types of products being transported and other revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consumer Products	$2,002	$1,792	$5,841	$5,214
Industrial Products	1,576	1,268	4,416	3,766
Agricultural Products	1,165	992	3,499	3,174
Coal	1,069	1,009	2,928	2,881
Total freight revenues	5,812	5,061	16,684	15,035
Non-rail logistics subsidiary	235	163	641	458
Accessorial and other	100	90	324	256
Total other revenues	335	253	965	714
Total operating revenues	$6,147	$5,314	$17,649	$15,749

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. At September 30, 2018 and January 1, 2018, $1.3 billion and $1.2 billion, respectively, represent net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. At September 30, 2018 and January 1, 2018, remaining performance obligations were $265 million and $192 million, respectively.

3.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At each period ended September 30, 2018 and December 31, 2017, $87 million of such allowances had been recorded.

At September 30, 2018 and December 31, 2017, $65 million and $82 million, respectively, of accounts receivable were greater than 90 days old.

4.	Investments

BNSF holds investments which are included in other assets on the Consolidated Balance Sheets. The following table summarizes the fair value of investments held as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018	December 31, 2017
Debt securities	$35	$43
Equity securities	51	54
Total	$86	$97

The fair value measurements of BNSF’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. Gains and losses recognized in other (income) expense, net for the Company for the nine months ended September 30, 2018 and 2017 were not material.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

5.	Goodwill and Other Intangible Assets and Liabilities

In July 2018, BNSF Logistics, LLC, a wholly-owned, third-party logistics company, made an immaterial acquisition of a company, resulting in the recognition of $6 million in goodwill. At September 30, 2018 and December 31, 2017, the carrying value of goodwill was $14,851 million and $14,845 million, respectively.

Intangible assets and liabilities were as follows (in millions):

	As of September 30, 2018		As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$662	$280	$647	$253
Intangible liabilities	$1,403	$1,000	$1,403	$932

As of September 30, 2018 and December 31, 2017, intangible assets primarily consisted of franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of intangible assets	$9	$9	$27	$27
Amortization of intangible liabilities	$23	$24	$68	$72

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2018	$9	$22
2019	$36	$27
2020	$36	$26
2021	$33	$24
2022	$31	$23

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

6.	Other Assets

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

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company’s investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the nine months ended September 30, 2018 and 2017, the Company recognized a reduction to income tax expense of $15 million and $26 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	September 30, 2018	December 31, 2017
Unamortized investment balance classified as other assets	$68	$118
Maximum exposure to loss	$68	$118

Included within other assets are capitalized right-to-use fixed assets of $983 million and $958 million, and related accumulated amortization of $304 million and $287 million, at September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018, $250 million remained authorized by the Board of Managers of the Company to be issued through the Securities and Exchange Commission debt shelf offering process.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of September 30, 2018, the Company was in compliance with these financial covenants.

Fair Value of Debt Instruments

At September 30, 2018 and December 31, 2017, the fair value of BNSF’s debt, excluding capital leases and unamortized gains on interest rate swaps, was $24.2 billion and $25.1 billion, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases and unamortized gains on interest rate swaps, was $22.8 billion and $22.0 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Guarantees

As of September 30, 2018, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2018, were as follows (dollars in millions):

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Variable Interest Entities - Leases

BNSF Railway has entered into various lease transactions in which the structure of the lease contains VIEs. These leases are primarily for equipment. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the leased assets at a fixed price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were $1.6 billion as of September 30, 2018.

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

Personal Injury

Personal injury claims, including asbestos claims and employee work-related injuries and third-party injuries (collectively, other personal injury), are a significant expense for the railroad industry. Personal injury claims by BNSF Railway employees are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, can contribute to increased expenses. Other proceedings include claims by non-employees for punitive as well as compensatory damages, and from time to time may include proceedings that have been certified as or purport to be class actions. The variability present in settling these claims, including non-employee personal injury and matters in which punitive damages are alleged, could result in increased expenses in future years. BNSF has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

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

During the third quarters of 2018 and 2017, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In the third quarter of 2018, management determined that the liability remained appropriate, and no change was recorded. In the third quarter of 2017, management recorded a decrease to the liability of $29 million. The Company plans to update its study again in the third quarter of 2019.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended September 30,
	2018	2017
Beginning balance	$295	$364
Accruals / changes in estimates	22	(24)
Payments	(16)	(16)
Ending balance	$301	$324

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$307	$367
Accruals / changes in estimates	56	(6)
Payments	(62)	(37)
Ending balance	$301	$324

At September 30, 2018 and December 31, 2017, $80 million and $85 million was included in current liabilities, respectively. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $265 million to $360 million. However, BNSF believes that the $301 million recorded at September 30, 2018 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSFIC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits and money market accounts. At September 30, 2018, there was $511 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets, as compared with $497 million at December 31, 2017.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 206 sites, including 18 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of September 30, 2018 and December 31, 2017 was $8 million and $9 million, respectively.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,
	2018	2017
Beginning balance	$310	$326
Accruals / changes in estimates	(7)	3
Payments	(4)	(7)
Ending balance	$299	$322

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$317	$342
Accruals / changes in estimates	(5)	2
Payments	(13)	(22)
Ending balance	$299	$322

At September 30, 2018 and December 31, 2017, $35 million and $40 million was included in current liabilities, respectively.

During the third quarters of 2018 and 2017, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2018 and 2017, management recorded a reduction to expense of $8 million and an additional expense of $2 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2019.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at September 30, 2018 will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $245 million to $395 million. However, BNSF believes that the $299 million recorded at September 30, 2018 is the best estimate of the Company’s future obligation for environmental costs.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

9.	Employment Benefit Plans

Components of the net cost (credit) for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,
Net Cost (Credit)	2018	2017
Service cost	$12	$10
Interest cost	20	22
Expected return on plan assets	(39)	(37)
Net credit recognized	$(7)	$(5)

	Pension Benefits
	Nine Months Ended September 30,
Net Cost (Credit)	2018	2017
Service cost	$34	$31
Interest cost	62	66
Expected return on plan assets	(118)	(111)
Net credit recognized	$(22)	$(14)

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,
Net Cost (Credit)	2018	2017
Service cost	$1	$—
Interest cost	2	3
Amortization of prior service credits	(2)	(1)
Net cost recognized	$1	$2

	Retiree Health and Welfare Benefits
	Nine Months Ended September 30,
Net Cost (Credit)	2018	2017
Service cost	$1	$1
Interest cost	6	7
Amortization of prior service credits	(2)	(2)
Net cost recognized	$5	$6

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

10.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the nine months ended September 30, 2018 and 2017, the Company declared and paid cash distributions of $4.2 billion and $2.6 billion, respectively, to its parent company. For the nine months ended September 30, 2018 and 2017, the Company received tax refunds of $217 million and $21 million, respectively, from Berkshire, and made tax payments of $591 million and $1.0 billion, respectively, to Berkshire. As of September 30, 2018, the Company had a payable to Berkshire of $74 million. As of December 31, 2017, the Company had a receivable from Berkshire of $235 million recorded in other current assets and a payable to Berkshire of $19 million. Uncertain tax positions will affect the tax payable to Berkshire if and when settled. As of September 30, 2018 and December 31, 2017, the Company had $33 million and $32 million, respectively, payable to Berkshire related to prior year tax audit settlements.

BNSF engages in various transactions with related parties in the ordinary course of business. The following tables summarize revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended September 30,
	2018	2017
Revenues	$39	$32
Expenditures	$95	$82

	Nine Months Ended September 30,
	2018	2017
Revenues	$106	$100
Expenditures	$281	$243

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest. As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. In applying the equity method, the investment is recorded in other assets. Equity income or losses are recorded in materials and other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers. BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $598 million and $554 million recognized as investments related to TTX in its Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively.

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

The following tables provide the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2017	$234	$(3)	$231
Other comprehensive income (loss) before reclassifications	—	1	1
Amounts reclassified from AOCI	25	(1)	24
Balance at September 30, 2018	$259	$(3)	$256

Balance at December 31, 2016	$122	$(3)	$119
Other comprehensive income (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	(1)	—	(1)
Balance at September 30, 2017	$121	$(4)	$117

[a]	Amounts are net of tax.

Reclassifications out of AOCI[b]

	Three Months Ended September 30,
Details about AOCI Components	2018	2017	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Prior service credits	$2	$1	[c]
	2	1	Total before tax
	(1)	(1)	Tax benefit / (expense)
Total reclassifications for the period	$1	$—	Net of tax

	Nine Months Ended September 30,
Details about AOCI Components	2018	2017	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Prior service credits	$2	$2	[c]
Reclassification due to ASU 2016-01 adoption	1	—
Reclassification due to ASU 2018-02 adoption	(26)	—
	(23)	2	Total before tax
	(1)	(1)	Tax benefit / (expense)
Total reclassifications for the period	$(24)	$1	Net of tax

[b]	Amounts in parentheses indicate debits to the income statement.

[c]	This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare cost (see Note 9 for additional details).

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

12.	Accounting Pronouncements

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires an entity to present the service cost component of net benefit cost in the same line item as other current employee compensation costs (including being capitalized, if appropriate, as part of an asset). The other components of net benefit cost are presented below income from operations. BNSF adopted the standard as of January 1, 2018. Other components of net benefit costs previously recorded in compensation and benefits expense were reclassified to other income. See Note 9 to the Consolidated Financial Statements. The retrospective impact of the adoption is shown in the table below (in millions):

	Three Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Revised
Operating expenses	$3,361	$13	$3,374
Operating income	$1,953	$(13)	$1,940
Other (income) expense, net	$(10)	$(13)	$(23)

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Revised
Operating expenses	$10,415	$40	$10,455
Operating income	$5,334	$(40)	$5,294
Other (income) expense, net	$(19)	$(40)	$(59)

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14), Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in ASU 2018-14 modify the disclosure requirements for employers that sponsor defined benefit pension and other postretirement plans. ASU 2018-14 is effective for the Company for the fiscal year ending after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statement disclosures.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 (ASU 2018-15), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance requires an entity in such an arrangement to capitalize costs for certain implementation activities in the application development stage, expense the capitalized implementation costs over the term of the hosting arrangement, and present the expense with the associated hosting fees in the Consolidated Statements of Income. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the nine months ended September 30, 2018, and a comparative analysis to the nine months ended September 30, 2017.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consumer Products	$5,841	$5,214	4,198	4,041
Industrial Products	4,416	3,766	1,483	1,337
Agricultural Products	3,499	3,174	908	822
Coal	2,928	2,881	1,401	1,438
Total freight revenues	16,684	15,035	7,990	7,638
Other revenues	965	714
Total operating revenues	$17,649	$15,749

	Average Revenue Per Car / Unit
	Nine Months Ended September 30,
	2018	2017
Consumer Products	$1,391	$1,290
Industrial Products	2,978	2,817
Agricultural Products	3,854	3,861
Coal	2,090	2,003
Total freight revenues	$2,088	$1,968

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Nine Months Ended September 30,
	2018	2017
Total fuel expense [a]	$2,456	$1,777
BNSF fuel surcharges	$1,015	$594
a  Total fuel expense includes locomotive and non-locomotive fuel.

Nine Months Ended September 30, 2018 vs. the Nine Months Ended September 30, 2017

Revenues

Revenues for the nine months ended September 30, 2018 were $17.6 billion, an increase of $1.9 billion, or 12 percent, as compared with the nine months ended September 30, 2017. The increase in revenue is primarily due to a 5 percent increase in unit volume and an increase in average revenue per car / unit. The change in revenues is due to the following:

▪	Average revenue per car / unit increased 6 percent as a result of business mix changes, higher fuel surcharges driven primarily by higher fuel prices, and increased rates per car / unit.

▪
Consumer Products volumes increased due to higher intermodal volumes, which were driven by economic growth and tight truck capacity leading to conversion from highway to rail, as well as growth in imports and containerized agricultural product exports, offset by a contract loss.

▪	Industrial Products volumes increased primarily due to strength in the industrial and energy sectors which drove higher demand for petroleum products, sand, rocks, taconite, steel, and plastics.

▪	Agricultural Products volumes increased due to strong export and domestic grain shipments, as well as higher fertilizer and other grain products volumes.

▪	Coal volumes decreased due mainly to plant retirements combined with competition from natural gas and renewables, partially offset by market share gains and improved export volumes.

Expenses

Operating expenses for the nine months ended September 30, 2018 were $11.9 billion, an increase of $1.4 billion, or 13 percent, as compared with the nine months ended September 30, 2017. A significant portion of this increase is due to the following changes in underlying trends in expenses:

▪
Compensation and benefits expense increased primarily due to wage inflation, including a change in estimate of a pending labor agreement recorded in 2017, increased headcount, and higher training costs.

▪	Fuel expense increased primarily due to higher average fuel prices and increased volumes.

▪
Purchased services expense increased as a result of higher purchased transportation costs of our logistics services business, which are offset in other revenues, as well as increased intermodal ramping, drayage, and other volume-related costs.

▪	Materials and other expense increased primarily as a result of higher locomotive materials, personal injury expenses, derailment-related costs, and property taxes.

▪	There were no significant changes in depreciation and amortization and equipment rents expense.

▪
The effective tax rate was 23.8 percent and 38.2 percent for the nine months ended September 30, 2018 and 2017, respectively. The reduction in the U.S. statutory income tax rate under the Tax Cuts and Jobs Act, effective January 1, 2018, drove most of the effective income tax rate reduction. In addition, certain states enacted income tax rate reductions in 2018.

Other Matters

On October 5, 2018, BNSF received a confidential interim award from the Arbitration Panel in its arbitration with J.B. Hunt Transport Services, Inc. (JBHT). While there are still matters to be finalized by the panel, the Company is pleased with the decision which, when final, should result in favorable revenue division adjustments to BNSF for historic periods and going forward. Since the receipt of the confidential interim award, the Company has provided JBHT with calculations for payments due to BNSF for the historic periods in excess of $100 million consisting of additional revenue owed BNSF for 2016 and 2017 and certain charges claimed by BNSF for specific services for customers from April 2014 through May 2018, which JBHT contests. Those amounts are not reflected in the third quarter financial results as they are a gain contingency; any future increases in revenues will be reflected in financial results in the period they are realized.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws.

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K and in this report. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

On June 22, 2018, a loaded BNSF Railway train derailed in Doon, Iowa due to flooding. Some of the derailed railcars released petroleum hydrocarbons into floodwaters. The extent of the damage from the derailment was largely limited to properties adjacent to the rail line. The Company is working with federal and state authorities to remediate property impacted by the incident. In addition, although no notice of penalty has yet been issued, regulatory penalties could exceed $100,000. While the costs of resolving this matter are subject to further developments, the Company does not believe that the outcome will have a material adverse effect on its financial position, results of operations or liquidity.

Beginning May 14, 2007, some 30 similar class action complaints were filed in six federal district courts around the country by rail shippers against BNSF Railway and other Class I railroads alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws. The complaints seek injunctive relief and unspecified treble damages. These cases were consolidated and are currently pending in the federal District Court for the District of Columbia for coordinated or consolidated pretrial proceedings. (In re: Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). Consolidated amended class action complaints were filed against BNSF Railway and three other Class I railroads in April 2008. On June 21, 2012, the District Court certified the class sought by the plaintiffs. BNSF Railway and the other three Class I railroads appealed the class certification decision to the U.S. Court of Appeals. On August 9, 2013, the U.S. Court of Appeals vacated the District Court’s class certification decision and remanded the case to permit the District Court to reconsider its decision in light of the United States Supreme Court case of Comcast Corp. v. Behrend. In September 2016, the District Court held a hearing to determine whether to certify a class. On October 10, 2017, the District Court denied the plaintiffs’ motion to certify a class. The plaintiffs appealed the denial of class certification to the U.S. Court of Appeals. In September 2018, the U.S. Court of Appeals held a hearing on the appeal of the denial of class certification, but no order has been issued. The Company continues to believe that these claims are without merit and continues to defend against the allegations vigorously. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

Item 1A.	Risk Factors.

In addition to the information set forth in this report, see the risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, under the headings Item 1, “Business,” Item 1A, “Risk Factors,” (as modified by the risk factor below) and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

The Company’s success depends on its ability to continue to comply with the significant federal, state and local governmental regulations to which it is subject.
The Company is subject to a significant amount of governmental laws and regulations with respect to its rates and practices, taxes, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative and/or regulatory framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. For example, federal legislation enacted in 2008 and amended in 2015 mandates the implementation of positive train control technology (PTC) by December 31, 2018, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation (TIH) hazardous materials are transported. Due to the Federal Railroad Administration’s interpretation of the PTC mandate as requiring all railroads that run on the Company’s tracks to be compliant before the Company can be compliant, the Federal Railroad Administration has confirmed an extension of the deadline for the Company to December 31, 2020. Complying with legislative and regulatory changes may pose significant operating and implementation risks and require significant capital expenditures.

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and nine months ended September 30, 2018, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iii) the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, (v) the Consolidated Statements of Changes in Equity as of September 30, 2018, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this report because the total amount of securities authorized under any single instrument does not exceed 10 percent of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
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

Date:  November 2, 2018

S-1