Form 10-K
period 2018-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2019-02-25
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
100% of the membership interests of Burlington Northern Santa Fe, LLC outstanding as of February 22, 2019 is held by National Indemnity Company, a wholly-owned subsidiary of Berkshire Hathaway Inc.

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

BNSF is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. At December 31, 2018, BNSF and its subsidiaries had approximately 45,000 employees. The rail operations of BNSF Railway Company (BNSF Railway), the Company’s principal operating subsidiary, comprise one of the largest railroad systems in North America.

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

Further discussion of the Company’s business, including equipment and its business units, is incorporated by reference from Item 2, “Properties”.

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
Changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws, regulation of greenhouse gas emissions, permitting or other regulatory requirements could reduce the demand for coal or other products and revenues from the transportation services provided by BNSF Railway. Also, changes in environmental laws and other laws and regulations could reduce the demand for drilling products and products produced by drilling. United States and foreign government tariffs or subsidies could affect the demand for products the Company hauls. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board (STB) in various areas, including rates, services and access to facilities could adversely impact the Company’s ability to determine prices for rail services and significantly affect the revenues, costs and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, a reduction in profitability could hinder the Company’s ability to maintain, improve or expand its rail network, facilities and equipment. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues. Changes in tax rates, enactment of new tax laws and amendments to existing tax regulations could have a material adverse impact on the Company’s operating results, financial condition or liquidity.

The Company’s success depends on its ability to continue to comply with the significant federal, state and local governmental regulations to which it is subject.
The Company is subject to a significant amount of governmental laws and regulations with respect to its rates and practices, taxes, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative and/or regulatory framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. For example, enacted federal legislation mandated the implementation of positive train control technology (PTC) by December 31, 2018, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation (TIH) hazardous materials are transported. Due to the Federal Railroad Administration’s (FRA) interpretation of the PTC mandate as requiring all railroads that run on the Company’s tracks to be compliant before the Company can be compliant, the FRA has confirmed an extension of the deadline for the Company to December 31, 2020. Complying with legislative and regulatory changes may pose significant operating and implementation risks and require significant capital expenditures.

As part of its railroad operations, the Company frequently transports chemicals and other hazardous materials, which could expose it to the risk of significant claims, losses and penalties and operating restrictions.
BNSF Railway frequently transports chemicals and other hazardous materials and is required to transport these commodities to the extent of its common carrier obligation. A release of TIH or other hazardous commodities could result in significant personal injury or loss of life and extensive property damage as well as environmental remediation and restoration obligations and penalties. The associated costs could have an adverse effect on the Company’s operating results, financial condition or liquidity as the Company is not insured above a certain threshold. Further, the rates BNSF Railway receives for transporting these commodities do not adequately compensate it should there be some type of accident. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available to the Company in the future if there is a catastrophic event related to rail transportation of these commodities. Regulatory imposition of routing or speed or other restrictions on the transportation of such products could adversely affect train velocity and network fluidity and adversely affect the Company’s results of operations, financial condition or liquidity.

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
The Company’s operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to the ground or waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on greenhouse gas emissions could result in significant capital expenditures to comply with these regulations with respect to BNSF Railway’s locomotives, equipment, vehicles and machinery and its yards and intermodal facilities and the cranes and trucks serving those facilities. Emission regulations, including carbon pricing, could also adversely affect fuel efficiency and increase operating costs. Delays, litigation, local concerns, special interest opposition and difficulty in obtaining approvals for projects requiring federal, state or local equivalent permitting could inhibit the Company’s ability to build strategic facilities and rail infrastructure, which could adversely impact growth and operational efficiency. In addition, many land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company’s subsidiaries. Environmental liabilities have arisen and may continue to arise from claims asserted by adjacent landowners, other third parties in toxic tort litigation or as a result of alleged damages to natural resources or environmental incidents. The Company’s subsidiaries have been and may continue to be subject to allegations or findings to the effect that they have violated, or are strictly liable under, these laws or regulations. The Company’s operating results, financial condition or liquidity could be adversely affected as a result of any of the foregoing, and it may be required to incur significant expenses to investigate and remediate environmental contamination. The Company may also incur fines, penalties and other sanctions to resolve any alleged violations of environmental law.

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
Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, rising global demand and international political and economic factors. A significant reduction in fuel availability could impact the Company’s ability to provide transportation services at current levels, increase fuel costs and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition or liquidity. If the price of fuel increases substantially, the Company expects to be able to recover a significant portion of these higher fuel costs. However, to the extent that the Company is unable to recover these costs, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition or liquidity. Due to the capital intensive nature and sophistication of certain railroad equipment and material, prospective new suppliers are subject to high barriers of entry. If railroad equipment and material suppliers experience a supply or capacity shortage or discontinue operations or if they are unable to meet regulatory specifications, the Company could experience significant cost increases, as well as limited supply of railroad equipment and material necessary for the Company’s operations.

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

The Company depends on the stability and availability of its technology systems.
The Company relies on technology in all aspects of its business. A significant disruption or failure of its technology systems could result in service interruptions, safety failures, security events, regulatory compliance failures, the inability to protect corporate information or assets against unauthorized use or other operational difficulties. Although the Company has taken steps to mitigate these risks, including business continuity planning, disaster recovery planning, systems testing, protection and monitoring, and business impact analysis, a significant disruption or cyber intrusion could adversely affect the Company’s results of operations, financial condition or liquidity. Additionally, if the Company is unable to acquire, develop, implement, adopt or protect rights around new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on the Company’s results of operations, financial condition or liquidity.

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

As of December 31, 2018, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of over 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for over 10,000 miles operated under trackage rights.

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

As of December 31, 2018, BNSF Railway owned or held under non-cancelable leases exceeding one year approximately 8,000 locomotives and 70,000 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF incurs significant costs in repairing and maintaining its properties. In 2018, BNSF recorded approximately $2 billion in repairs and maintenance expense in the Consolidated Statements of Income.

Business Mix
In serving the Midwest, Pacific Northwest, Western, Southwestern and Southeastern regions and ports of the country, BNSF transports, through one operating transportation services segment, a range of products and commodities derived from the manufacturing, agricultural and natural resource industries. Freight revenues of the Company are covered by contractual agreements of varying durations or common carrier published prices or quotations offered by the Company. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. The following map illustrates the Company’s primary routes, including trackage rights, which allow BNSF to access major cities and western and southern ports in the United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF efficiently serves many smaller markets by working closely with approximately 200 shortline railroads. BNSF has also entered into marketing agreements with other rail carriers, expanding the marketing reach for each railroad and our collective customers.

NETWORK MAP
BNSF RAILWAY
LEGEND
BNSF
UP/SP Trackage Rights
Handling Carrier
Haulage Agreement
0 50 100 200 Miles
0 50 100 200 300 Kilometers
© 2019 BNSF Railway
January 2019
Map Created by
Bartlett&West
Vancouver
Seattle
Spokane
Portland
Havre
Minot
Winnipeg
Fargo
Superior
Billings
Minneapolis
St. Paul
Gillette
Sioux Falls
Chicago
Toledo
Alliance
Galesburg
Salt Lake City
Lincoln
Stockton
Oakland
Denver
Topeka
Kansas City
St. Louis
Springfield
Memphis
Los Angeles
Long Beach
San Bernardino
Winslow
Albuquerque
Belen
Amarillo
Oklahoma City
Birmingham
Atlanta
San Diego
Phoenix
Fort Worth
El Paso
New Orleans
Houston

Consumer Products:
The Consumer Products freight business provided 35 percent of freight revenues for the year ended December 31, 2018, and consisted of the following business units: Domestic Intermodal (including Truckload/Intermodal Marketing Companies and Expedited Truckload/Less-than-Truckload/Parcel), International Intermodal and Automotive.

Industrial Products:
The Industrial Products freight business provided 26 percent of freight revenues for the year ended December 31, 2018, and consisted of the following five business units: Construction Products, Petroleum Products, Building Products, Chemicals and Plastics Products and Food and Beverages.

Agricultural Products:
The transportation of Agricultural Products provided 21 percent of freight revenues for the year ended December 31, 2018. These products include corn, wheat, ethanol, soybeans, bulk foods, fertilizer, oil seeds and meals, feeds, oils, flour and mill products, specialty grains, milo, barley, oats and rye, and malt.

Coal:
The transportation of coal contributed 18 percent of freight revenues for the year ended December 31, 2018, with more than 90 percent of all BNSF’s coal tons originating from the Powder River Basin of Wyoming and Montana.

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

Further discussion is incorporated by reference from Note 13 to the Consolidated Financial Statements.

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

Item 3. Legal Proceedings

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

Information concerning certain pending tax-related administrative or adjudicative state proceedings or appeals is incorporated by reference from Note 5 to the Consolidated Financial Statements, and information concerning other claims and litigation is incorporated by reference from Note 13 to the Consolidated Financial Statements.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the year ended December 31, 2018, and a comparative analysis of the year ended December 31, 2017.

Results of Operations

Revenues Summary
The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Consumer Products	$7,902	$7,111	5,597	5,439
Industrial Products	5,967	5,133	1,991	1,813
Agricultural Products	4,697	4,316	1,208	1,108
Coal	4,012	3,846	1,902	1,917
Total freight revenues	22,578	20,406	10,698	10,277
Other revenues	1,277	981
Total operating revenues	$23,855	$21,387

	Average Revenue Per Car / Unit
	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Consumer Products	$1,412	$1,307
Industrial Products	2,997	2,831
Agricultural Products	3,888	3,895
Coal	2,109	2,006
Total freight revenues	$2,110	$1,986

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Total fuel expense[a]	$3,346	$2,518
BNSF fuel surcharges	$1,409	$853
a  Total fuel expense includes locomotive and non-locomotive fuel.

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Revenues
Revenues for the year ended December 31, 2018 were $23.9 billion, an increase of $2.5 billion, or 12 percent, as compared with the year ended December 31, 2017. The increase in revenue is primarily due to a 4 percent increase in unit volume and an increase in average revenue per car / unit. The change in revenues is due to the following:

•	Average revenue per car / unit increased 6 percent as a result of increased rates per car / unit, higher fuel surcharges driven by higher fuel prices, and business mix changes.

•
Consumer Products volumes increased due to higher domestic intermodal volumes, which were driven by economic growth and tight truck capacity leading to conversion from highway to rail, as well as growth in imports and containerized agricultural product exports, partially offset by a contract loss.

•
Industrial Products volumes increased primarily due to strength in the industrial and energy sectors which drove higher demand for petroleum products, building products, construction products, and plastics.

•
Agricultural Products volumes increased due to strong export and domestic corn shipments, as well as higher fertilizer and other grain products volumes, partially offset by a reduction in soybean and wheat exports.

•	Coal volumes decreased due mainly to plant retirements combined with competition from natural gas and renewables, mostly offset by market share gains and improved export volumes.

Expense Table
The following table presents BNSF’s expense information (in millions):

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Compensation and benefits	$5,394	$5,023
Fuel	3,346	2,518
Purchased services	2,870	2,514
Depreciation and amortization	2,317	2,352
Equipment rents	732	784
Materials and other	1,396	903
Total operating expenses	$16,055	$14,094

Interest expense	$1,041	$1,016
Other (income) expense, net	$(104)	$(51)
Income tax expense (benefit)	$1,644	$(4,972)

Expenses
Operating expenses for the year ended December 31, 2018 were $16.1 billion, an increase of $2.0 billion, or 14 percent, as compared with the year ended December 31, 2017. A significant portion of this increase is due to the following changes in expenses:

•	Compensation and benefits expense increased primarily due to wage inflation and higher headcount and associated training costs.

•	Fuel expense increased primarily due to higher average fuel prices and increased volumes.

•
Purchased services expense increased as a result of higher purchased transportation costs of our logistics services business, which are offset in other revenues, as well as increased intermodal ramping, drayage, and other volume-related costs.

•
Materials and other expense increased primarily as a result of higher locomotive material, personal injury expenses, derailment-related costs, and property taxes as well as the 2017 benefit of the Tax Cuts and Jobs Act (the Tax Act) on an equity method investee.

•	There were no significant changes in depreciation and amortization, equipment rents, interest expense, and other (income) expense, net.

•
The effective tax rate was 24.0 percent and negative 78.6 percent for the years ended December 31, 2018 and 2017, respectively. The reduction in the U.S. statutory income tax rate under the Tax Act, effective January 1, 2018, drove most of the effective income tax rate increase. Net income for the fourth quarter and the full year 2017 included a decrease to income tax expense of $7.3 billion to reflect the revaluation of BNSF’s deferred tax liability as of December 31, 2017 to reflect the new lower tax rate.

Other Matters
On December 7, 2018, BNSF received a clarified interim award from the arbitration panel in its arbitration with J.B. Hunt Transport Services, Inc. (JBHT).   While there are still matters to be finalized by the panel, the decision confirmed favorable revenue division adjustments to BNSF for 2016, 2017, 2018 and prospective periods.  The panel issued an additional interim award on January 11, 2019 requiring JBHT to pay BNSF within the first quarter of 2019 approximately $89 million for additional revenue owed BNSF for 2016 and 2017.  JBHT will also owe a similar annualized amount for 2018.  Both parties have been instructed to provide additional submissions to the arbitration panel to facilitate a final decision on the other outstanding matters raised during the arbitration process.  The awarded incremental revenue amounts for prior years discussed above have not been recognized in the financial statements.

Forward-Looking Information
To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws.

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors”. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

•
Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; disruptions to BNSF’s technology network including computer systems and software, such as cybersecurity intrusions, misappropriation of assets or sensitive information, corruption of data or operational disruptions; network congestion, including effects of greater than anticipated demand for transportation services and equipment; as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF’s or other railroads’ operating systems, structures, or equipment including the effects of acts of war or terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Sensitivity
At December 31, 2018, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position.

Interest Rate Sensitivity
At December 31, 2018, the fair value of BNSF’s debt, excluding capital leases, was $24.1 billion.

The following table is an estimate of the impact to the fair value of total debt, excluding capital leases and unamortized gains on interest rate swaps, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2019, based on debt levels as of December 31, 2018:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
	Total Debt
1-percent decrease	$2.8	billion increase
1-percent increase	$2.3	billion decrease

Information on the Company’s debt, which may be sensitive to interest rate fluctuations, is incorporated by reference from Note 12 to the Consolidated Financial Statements.

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

The following documents are filed as a part of this report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Burlington Northern Santa Fe, LLC

Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Burlington Northern Santa Fe, LLC and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 22, 2019

We have served as the Company’s auditor since 2010.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Income
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Revenues	$23,855	$21,387	$19,829
Operating expenses:
Compensation and benefits	5,394	5,023	4,809
Fuel	3,346	2,518	1,934
Purchased services	2,870	2,514	2,418
Depreciation and amortization	2,317	2,352	2,128
Equipment rents	732	784	766
Materials and other	1,396	903	1,129
Total operating expenses	16,055	14,094	13,184
Operating income	7,800	7,293	6,645
Interest expense	1,041	1,016	992
Other (income) expense, net	(104)	(51)	(40)
Income before income taxes	6,863	6,328	5,693
Income tax expense (benefit)	1,644	(4,972)	2,124
Net income	$5,219	$11,300	$3,569

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net income	$5,219	$11,300	$3,569

Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of taxes	(127)	112	72
Change in accumulated other comprehensive income (loss) of equity method investees	1	—	(1)
Other comprehensive (loss) income, net of tax	(126)	112	71
Total comprehensive income	$5,093	$11,412	$3,640

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Balance Sheets
In millions

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,985	$1,975
Accounts receivable, net	1,499	1,448
Materials and supplies	793	803
Other current assets	257	408
Total current assets	4,534	4,634

Property and equipment, net of accumulated depreciation of $10,004 and $8,627, respectively	63,185	62,313
Goodwill	14,851	14,845
Intangible assets, net	373	394
Other assets	2,150	2,337
Total assets	$85,093	$84,523

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,261	$3,169
Long-term debt due within one year	830	740
Total current liabilities	4,091	3,909

Long-term debt	22,396	21,759
Deferred income taxes	13,795	13,452
Casualty and environmental liabilities	486	499
Intangible liabilities, net	381	471
Pension and retiree health and welfare liability	267	310
Other liabilities	1,028	1,114
Total liabilities	42,444	41,514
Commitments and contingencies (see Notes 12 and 13)
Equity:
Member’s equity	42,519	42,778
Accumulated other comprehensive income (loss)	130	231
Total equity	42,649	43,009
Total liabilities and equity	$85,093	$84,523

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Cash Flows
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Operating Activities
Net income	$5,219	$11,300	$3,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,317	2,352	2,128
Deferred income taxes	381	(6,435)	998
Long-term casualty and environmental liabilities, net	(18)	(85)	(35)
Other, net	(147)	(289)	27
Changes in current assets and liabilities:
Accounts receivable, net	(48)	(177)	(74)
Materials and supplies	10	22	4
Other current assets	(52)	(163)	(129)
Accounts payable and other current liabilities	246	(206)	437
Net cash provided by operating activities	7,908	6,319	6,925

Investing Activities
Capital expenditures excluding equipment	(2,918)	(2,860)	(3,205)
Acquisition of equipment	(269)	(397)	(614)
Purchases of investments and investments in time deposits	(27)	(13)	(8)
Proceeds from sales of investments and maturities of time deposits	45	34	27
Other, net	(11)	(247)	(181)
Net cash used for investing activities	(3,180)	(3,483)	(3,981)

Financing Activities
Proceeds from issuance of long-term debt	1,500	1,250	750
Payments on long-term debt	(746)	(735)	(292)
Cash distributions	(5,450)	(4,575)	(2,500)
Other, net	(22)	(19)	(13)
Net cash used for financing activities	(4,718)	(4,079)	(2,055)
Increase (decrease) in cash and cash equivalents	10	(1,243)	889
Cash and cash equivalents:
Beginning of period	1,975	3,218	2,329
End of period	$1,985	$1,975	$3,218

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$1,072	$1,062	$1,016
Capital investments accrued but not yet paid	$251	$192	$305
Income taxes paid, net of refunds	$905	$1,789	$752
Non-cash asset financing	$8	$—	$—
See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Changes in Equity
In millions

	Member’s Equity	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2015	$34,984	$48	$35,032
Comprehensive income, net of tax	3,569	71	3,640
Cash distributions to Parent	(2,500)	—	(2,500)
Balance at December 31, 2016	36,053	119	36,172
Comprehensive income, net of tax	11,300	112	11,412
Cash distributions to Parent	(4,575)	—	(4,575)
Balance at December 31, 2017	42,778	231	43,009
Adoption of ASC Topic 606	(3)	—	(3)
Equity method investee adoption of ASU 2016-01[a]	1	(1)	—
Reclassification upon early adoption of ASU 2018-02	(26)	26	—
Comprehensive income (loss), net of tax	5,219	(126)	5,093
Cash distributions to Parent	(5,450)	—	(5,450)
Balance at December 31, 2018	$42,519	$130	$42,649
a Accounting Standards Update No. 2016-01 Financial Instruments- Recognition and Measurement of Financial Assets and Financial Liabilities

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe, LLC (BNSF or the Company) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF’s principal, wholly-owned subsidiary is BNSF Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America. BNSF Railway operates approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and also operates in three Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Agricultural Products, and Coal, derived from manufacturing, agricultural and natural resource industries, which constituted 35 percent, 26 percent, 21 percent, and 18 percent, respectively, of total freight revenues for the year ended December 31, 2018. These Consolidated Financial Statements include BNSF, BNSF Railway and other majority-owned subsidiaries, all of which are separate legal entities.

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

Investments in Equity and Fixed Maturity Securities
Investments in fixed maturity securities and equity securities are classified at the acquisition date and the classification is re-evaluated at each balance sheet date. Investments are carried at fair value and gains or losses are recorded in income.

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

See Note 9 to the Consolidated Financial Statements for further information related to goodwill and other intangible assets and liabilities.

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

Planned Major Maintenance Activities
BNSF utilizes the deferral method of accounting for leased locomotive overhauls, which includes the complete refurbishment of the engine and related components which extends the useful life of the locomotive. Accordingly, BNSF has established an asset for overhauls that have been performed. This asset, which is included in property and equipment, net in the Consolidated Balance Sheets, is amortized to expense using the straight-line method until the next overhaul is performed, typically between eight and ten years.

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

3. Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. This new standard will require the present value of these leases to be recorded in the Consolidated Balance Sheets as a right of use asset and lease liability. The Company adopted the standard as of January 1, 2019, and the resulting increase in assets and liabilities is approximately $2.3 billion.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires an entity to present the service cost component of net benefit cost in the same line item as other current employee compensation costs (including being capitalized, if appropriate, as part of an asset). The other components of net benefit cost are presented below income from operations. BNSF adopted the standard as of January 1, 2018. Other components of net benefit costs previously recorded in compensation and benefits expense were reclassified to other income. See Note 14 to the Consolidated Financial Statements. The retrospective impact of the adoption is shown in the table below (in millions):

	Year ended December 31, 2017
	As Previously Reported	Adjustments	As Revised
Operating expenses	$14,040	$54	$14,094
Operating income	$7,347	$(54)	$7,293
Other (income) expense, net	$3	$(54)	$(51)

	Year ended December 31, 2016
	As Previously Reported	Adjustments	As Revised
Operating expenses	$13,144	$40	$13,184
Operating income	$6,685	$(40)	$6,645
Other (income) expense, net	$—	$(40)	$(40)

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company early adopted the guidance in ASU 2018-02 during the first quarter of 2018, and elected to reclassify $26 million of tax from accumulated other comprehensive income to retained earnings. See the Consolidated Statements of Changes in Equity.

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

In accordance with ASC Topic 606, the Company disaggregates revenue from contracts with customers based on the characteristics of the services being provided and the types of products being transported and other revenues (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Consumer Products	$7,902	$7,111	$6,534
Industrial Products	5,967	5,133	4,764
Agricultural Products	4,697	4,316	4,240
Coal	4,012	3,846	3,383
Total freight revenues	22,578	20,406	18,921
Non-rail logistics subsidiary	856	640	551
Accessorial and other	421	341	357
Total other revenues	1,277	981	908
Total operating revenues	$23,855	$21,387	$19,829

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. At December 31, 2018 and January 1, 2018, $1.3 billion and $1.2 billion, respectively, represent net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. At December 31, 2018 and January 1, 2018, remaining performance obligations were $237 million and $192 million, respectively.

5. Income Taxes

Income tax expense was as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Current:
Federal	$1,037	$1,286	$999
State	228	163	127
Total current	1,265	1,449	1,126
Deferred:
Federal	366	(6,555)	901
State	13	134	97
Total deferred	379	(6,421)	998
Total	$1,644	$(4,972)	$2,124

Reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
U.S. Federal statutory income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.8	2.9	2.5
Tax law change	—	(116.0)	—
Other, net	0.2	(0.5)	(0.2)
Effective tax rate	24.0%	(78.6)%	37.3%

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2018	December 31, 2017
Deferred tax liabilities:
Property and equipment	$(13,860)	$(13,583)
Other	(346)	(391)
Total deferred tax liabilities	(14,206)	(13,974)
Deferred tax assets:
Compensation and benefits	165	112
Casualty and Environmental	122	159
Long-term debt fair value adjustment under acquisition method accounting	27	32
Intangible assets and liabilities	16	32
Pension and retiree health and welfare benefits	16	16
Other	65	171
Total deferred tax assets	411	522
Net deferred tax liability	$(13,795)	$(13,452)
BNSF is included in the consolidated U.S. federal income tax return of Berkshire. BNSF’s tax expense and liabilities have been computed on a stand-alone basis, and all of its currently payable federal income taxes are remitted to Berkshire. See Note 15 to the Consolidated Financial Statements for information related to income taxes paid to Berkshire during 2018.

All U.S. federal income tax returns of BNSF are closed for audit through the tax period ended December 31, 2011. BNSF is currently under examination for the years 2012 and 2013 through Berkshire's consolidated U.S. federal income tax return.

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

Tax Reform
As a result of the Tax Act signed into law on December 22, 2017, the provision for income taxes for the fourth quarter of 2017 was adjusted to reflect the revaluation of BNSF’s deferred tax liability by $7.3 billion as a result of the reduction of the federal income tax rate from 35 percent to 21 percent effective January 1, 2018.  The effective tax rate for 2017 was negative 78.6 percent. Without the decrease to income tax expense arising from the Tax Act, the effective tax rate for 2017 would have been positive 37.4 percent.

Uncertain Tax Positions
The amount of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016, was $50 million, $57 million, and $62 million, respectively. The amount of unrecognized tax benefits at December 31, 2018 that would affect the Company’s effective tax rate if recognized was $34 million, computed at the federal income tax rate expected to be applicable in the taxable period in which the amount may be incurred by the Company. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Beginning balance	$57	$62	$69
Additions for tax positions related to current year	2	7	4
Additions (reductions) for tax positions taken in prior years	5	(1)	(1)
Additions (reductions) for tax positions as a result of:
Settlements	—	—	1
Lapse of statute of limitations	(14)	(11)	(11)
Ending balance	$50	$57	$62

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations, the financial position or the cash flows of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income. The Company had recorded a liability of approximately $7 million and $6 million for interest and penalties for the years ended December 31, 2018 and 2017, respectively.

6. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At each period ended December 31, 2018 and 2017, $87 million of such allowances had been recorded.

At December 31, 2018 and 2017, $65 million and $82 million, respectively, of accounts receivable were greater than 90 days old.

7. Investments

BNSF holds investments which are included in other assets on the Consolidated Balance Sheets. The following table summarizes the fair value of investments held as of December 31, 2018 and December 31, 2017 (in millions):

	December 31, 2018	December 31, 2017
Debt securities	$36	$43
Equity securities	37	54
Total	$73	$97

The fair value measurements of BNSF’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. Gains and losses recognized in other (income) expense, net for the Company for the years ended December 31, 2018, 2017, and 2016 were not material.

8. Property and Equipment, Net

Property and equipment, net (in millions), and the corresponding ranges of estimated useful lives were as follows:

			2018
	December 31, 2018	December 31, 2017	Range of Estimated Useful Life
Land for transportation purposes	$6,218	$6,088	—
Track structure	24,214	23,217	15 – 50 years
Other roadway	29,077	28,103	9 – 100 years
Locomotives	8,660	8,528	8 – 36 years
Freight cars and other equipment	3,100	2,940	8 – 41 years
Computer hardware, software and other	1,256	1,075	6 – 15 years
Construction in progress	664	989	—
Total cost	73,189	70,940
Less accumulated depreciation and amortization	(10,004)	(8,627)
Property and equipment, net	$63,185	$62,313

The Consolidated Balance Sheets at December 31, 2018 and 2017, included $479 million, net of $282 million of amortization, and $687 million, net of $382 million of amortization, respectively, for property and equipment under capital leases, primarily for rolling stock.

The Company capitalized $24 million, $22 million and $26 million of interest for the years ended December 31, 2018, 2017 and 2016, respectively.

9. Goodwill and Other Intangible Assets and Liabilities

During the years ended December 31, 2018, 2017 and 2016, no impairment losses related to goodwill were incurred. As of December 31, 2018 and 2017, there were no accumulated impairment losses related to goodwill.

In July 2018, BNSF Logistics, LLC, a wholly-owned, third-party logistics company, made an immaterial acquisition of a company, resulting in the recognition of $6 million in goodwill. At December 31, 2018 and 2017, the carrying value of goodwill was $14,851 million and $14,845 million, respectively.

Intangible assets and liabilities were as follows (in millions):

	As of December 31, 2018		As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$652	$279	$647	$253
Intangible liabilities	$1,403	$1,022	$1,403	$932
As of December 31, 2018 and 2017, intangible assets primarily consisted of franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	December 31, 2018	December 31, 2017	December 31, 2016
Amortization of intangible assets	$36	$36	$39
Amortization of intangible liabilities	$90	$96	$100

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	2019	2020	2021	2022	2023
Amortization of intangible assets	$36	$36	$33	$31	$31
Amortization of intangible liabilities	$27	$26	$24	$23	$21

10.   Other Assets

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

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company’s investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the years ended December 31, 2018, 2017, and 2016, the Company recognized a reduction to income tax expense of $20 million, $8 million, and $39 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Unamortized investment balance classified as other assets	$51	$118
Maximum exposure to loss	$51	$118

Included within other assets are capitalized right-to-use fixed assets of $1.1 billion and $958 million, and related accumulated amortization of $310 million and $287 million, at December 31, 2018 and 2017, respectively.

11. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31, 2018	December 31, 2017
Compensation and benefits payable	$913	$857
Property and income tax liabilities	382	301
Accrued interest	270	289
Customer incentives	231	201
Capital expenditure estimated liabilities	188	167
Accounts payable	169	309
Casualty and environmental liabilities	120	125
Rents and leases	117	109
Other	871	811
Total	$3,261	$3,169

12. Debt

Debt outstanding was as follows (in millions):

	December 31, 2018 [a]		December 31, 2017 [a]
Notes and debentures, due 2019 to 2097	$22,094	4.7%	$21,245	4.8%
Equipment obligations, due 2019 to 2028	470	3.6	493	3.6
Capitalized lease obligations, due 2019 to 2029	419	6.1	466	6.1
Mortgage bonds, due 2020 to 2047	81	4.5	81	4.5
Financing obligations, due 2019 to 2029	195	6.1	211	6.3
Unamortized fair value adjustment under acquisition method accounting, discount, debt issuance costs, and other, net	(33)		3
Total	23,226		22,499
Less current portion of long-term debt	(830)	4.8%	(740)	5.7%
Long-term debt	$22,396		$21,759
a  Amounts represent debt outstanding and weighted average effective interest rates for 2018 and 2017, respectively. Maturities are as of December 31, 2018.

As of December 31, 2018, certain BNSF Railway properties and other assets were subject to liens securing $81 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of December 31, 2018, the Company was in compliance with these financial covenants.

The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs). Capital leases and unamortized gains on interest rate swaps have been excluded from the calculation of fair value for both 2018 and 2017.

The following table provides fair value information for the Company’s debt obligations including principal cash flows, related weighted average interest rates by contractual maturity dates and fair value. The Company had no outstanding variable rate debt at December 31, 2018.

	December 31, 2018
	Maturity Date						Total Including Capital Leases	Total Excluding Capital Leases [a]	Fair Value Excluding Capital Leases
	2019	2020	2021	2022	2023	Thereafter
Fixed-rate debt (in millions)	$830	$572	$918	$1,558	$1,553	$17,795	$23,226	$22,807	$24,089
Average interest rate	4.8%	5.6%	4.3%	4.1%	3.5%	4.8%	4.7%
a Amount also excludes unamortized fair value adjustment under acquisition method accounting related to capital leases.

As of December 31, 2017, the fair value of fixed-rate debt excluding capital leases was $25.1 billion.

Notes and Debentures
2018
In August 2018, BNSF issued $750 million of 4.15 percent debentures due December 15, 2048, and in March 2018, BNSF issued $750 million of 4.05 percent debentures due June 15, 2048. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

As of December 31, 2018, $250 million remained authorized by the Board of Managers (the Board) of the Company to be issued through the Securities and Exchange Commission (SEC) debt shelf offering process.

2017
In March 2017, the Board authorized an additional $1.5 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the SEC.

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

Capital Leases
There were no additions to capital leases in 2018. In 2017 and 2016, additions to capital leases were not material.

Guarantees
As of December 31, 2018, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2018, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount [a]		Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$—		Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/A	[d]	N/A	[d]	N/A	[d]	9	$18	[c]
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

Variable Interest Entities - Leases
BNSF Railway has entered into various lease transactions in which the structure of the lease contains VIEs. These leases are primarily for equipment. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the leased assets at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were $1.5 billion as of December 31, 2018. The future minimum lease payments are included in future operating lease payments disclosed in Note 13 to the Consolidated Financial Statements.

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

13. Commitments and Contingencies

Lease Commitments
BNSF has substantial lease commitments for locomotives, freight cars, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2018, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases[a]
2019	$72	$400
2020	69	496
2021	200	421
2022	35	328
2023	28	289
Thereafter	101	787
Total	505	$2,721
Less amount representing interest	(86)
Present value of minimum lease payments	$419
a Excludes leases having non-cancelable lease terms of less than one year and per diem leases. Minimum lease payments have not been reduced by minimum sublease rentals of $131 million due under future non-cancelable subleases.

Lease rental expense for all operating leases, excluding per diem leases, was $555 million, $587 million and $600 million for the years ended December 31, 2018, 2017 and 2016, respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rental income were not significant for the years ended December 31, 2018, 2017 and 2016.

Other Commitments
In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Personal Injury and Environmental Costs
Personal Injury
BNSF’s personal injury liability includes the cost of claims for employee work-related injuries and third-party injuries (collectively, other personal injury) and asbestos claims. Personal injury claims by BNSF Railway employees are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, can contribute to increased expenses. Other proceedings include claims by non-employees for punitive as well as compensatory damages, and from time to time may include proceedings that have been certified as or purport to be class actions. The variability present in settling these claims, including non-employee personal injury and matters in which punitive damages are alleged, could result in increased expenses in future years. BNSF has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

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

Other Personal Injury
BNSF estimates its personal injury liability claims and expense quarterly based on the covered population, activity levels and trends in frequency and the costs of covered injuries. Estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that allegedly result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because the Company cannot estimate the range of reasonably possible loss due to other non-work related contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. BNSF has not experienced any significant adverse trends related to these types of claims in recent years.

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

Asbestos
The Company is also party to asbestos claims by employees and non-employees who may have been exposed to asbestos. Based on BNSF’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted asbestos claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population.

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

During the third quarters of 2018, 2017, and 2016, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF to estimate its future asbestos liability were reasonable. In 2018, management determined that the liability remained appropriate, and no change was recorded. In 2017, management recorded a decrease to the liability of $29 million. No adjustment was recorded in 2016. The Company plans to update its study again in the third quarter of 2019.

Throughout the year, BNSF monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

The following table summarizes the activity in the Company’s accrued obligations for personal injury matters (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Beginning balance	$307	$367	$375
Accruals / changes in estimates	76	(1)	80
Payments	(75)	(59)	(88)
Ending balance	$308	$307	$367

At December 31, 2018 and 2017, $80 million and $85 million was included in current liabilities, respectively. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $270 million to $370 million. However, BNSF believes that the $308 million recorded at December 31, 2018 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company
The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSFIC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits and money market accounts. At December 31, 2018, there was $519 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets, as compared with $497 million at December 31, 2017.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 205 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims as of December 31, 2018 and 2017 was $8 million and $9 million, respectively.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Beginning balance	$317	$342	$369
Accruals / changes in estimates	—	5	5
Payments	(19)	(30)	(32)
Ending balance	$298	$317	$342

At December 31, 2018 and 2017, $40 million was included in current liabilities for both periods.

During the third quarters of 2018, 2017 and 2016, the Company analyzed recent data and trends to ensure the assumptions used by BNSF to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2018, 2017 and 2016, management recorded a reduction to expense of $8 million and additional expense of $2 million and $8 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2019.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at December 31, 2018 will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $240 million to $390 million. However, BNSF believes that the $298 million recorded at December 31, 2018 is the best estimate of the Company’s future obligation for environmental costs.

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

Other Claims and Litigation
In addition to personal injury and environmental matters discussed above, BNSF and its subsidiaries are also parties to a number of other legal actions and claims, governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for punitive as well as compensatory damages, and from time to time may include proceedings that purport to be class actions. Although the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, BNSF currently believes that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

14. Employment Benefit Plans

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

Components of the net (benefit) cost for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Service cost	$46	$42	$46
Interest cost	82	88	95
Expected return on plan assets	(157)	(149)	(142)
Amortization of prior service credits	(1)	—	(1)
Amortization of net loss	1	—	1
Settlements	(1)	—	(1)
Net (benefit) cost recognized	$(30)	$(19)	$(2)

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Service cost	$1	$1	$1
Interest cost	8	9	10
Amortization of prior service credits	(2)	(2)	(2)
Amortization of net loss	—	—	1
Net (benefit) cost recognized	$7	$8	$10

The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following tables show the change in projected benefit obligation (in millions):

	Pension Benefits
Change in Benefit Obligation	December 31, 2018	December 31, 2017
Projected benefit obligation at beginning of period	$2,387	$2,247
Service cost	46	42
Interest cost	82	88
Actuarial (gain) loss	(158)	166
Benefits paid	(149)	(144)
Settlements	(10)	(12)
Projected benefit obligation at end of period	2,198	2,387
Component representing future salary increases	(136)	(135)
Accumulated benefit obligation at end of period	$2,062	$2,252

	Retiree Health and Welfare Benefits
Change in Benefit Obligation	December 31, 2018	December 31, 2017
Projected benefit obligation at beginning of period	$241	$237
Service cost	1	1
Interest cost	8	9
Plan participants’ contributions	4	4
Actuarial (gain) loss	(22)	14
Benefits paid	(19)	(23)
Plan amendment	—	(1)
Projected benefit obligation at end of period	$213	$241

The following tables show the change in plan assets of the plans (in millions):

	Pension Benefits
Change in Plan Assets	December 31, 2018	December 31, 2017
Fair value of plan assets at beginning of period	$2,669	$2,333
Actual return on plan assets	(189)	479
Employer contributions[a]	15	13
Benefits paid	(149)	(144)
Settlements	(10)	(12)
Fair value of plan assets at measurement date	$2,336	$2,669
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

	Retiree Health and Welfare Benefits
Change in Plan Assets	December 31, 2018	December 31, 2017
Fair value of plan assets at beginning of period	$29	$—
Employer contributions[a]	—	48
Plan participants’ contributions	4	4
Benefits paid	(19)	(23)
Fair value of plan assets at measurement date	$14	$29
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status, defined as plan assets less the projected benefit obligation (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Funded status (plan assets less projected benefit obligations)	$138	$282	$(199)	$(212)

Of the net combined pension and retiree health and welfare benefit obligation of $61 million recognized as of December 31, 2018 and asset of $70 million recognized as of December 31, 2017, $34 million and $16 million were included in other current liabilities at December 31, 2018 and 2017, respectively, and $240 million and $396 million were included in other assets at December 31, 2018 and 2017, respectively.

The BNSF Supplemental Retirement Plan and the Union Plans have accumulated and projected benefit obligations in excess of plan assets. The following table shows the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the three plans (in millions):

	December 31, 2018	December 31, 2017
Projected benefit obligation	$138	$157
Accumulated benefit obligation	$138	$157
Fair value of plan assets	$36	$43

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to accumulated other comprehensive income (loss) (AOCI). The following tables show the pre-tax change in AOCI attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits
	Year Ended	Year Ended	Year Ended
Change in AOCI	December 31, 2018	December 31, 2017	December 31, 2016
Beginning balance	$371	$207	$102
Amortization of net loss	1	—	1
Amortization of prior service credits	(1)	—	(1)
Actuarial gain (loss)	(188)	164	106
Settlements	(1)	—	(1)
Ending balance	$182	$371	$207

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
Change in AOCI	December 31, 2018	December 31, 2017	December 31, 2016
Beginning balance	$(24)	$(9)	$(21)
Amortization of net loss	—	—	1
Amortization of prior service credits	(2)	(2)	(2)
Actuarial gain (loss)	22	(14)	13
Prior service credits	—	1	—
Ending balance	$(4)	$(24)	$(9)

Approximately $2 million, net of tax, of the actuarial gains and less than $1 million, net of tax, of the prior service credits from defined benefit pension plans in AOCI are required to be amortized into net periodic benefit cost over the next fiscal year. Less than $1 million, net of tax, of the prior service credits and actuarial losses from retiree health and welfare benefit plans in AOCI are required to be amortized into net periodic benefit cost over the next fiscal year. Pre-tax amounts currently recognized in AOCI consist of the following (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2018	2017	2018	2017
Net gain (loss)	$183	$370	$(6)	$(28)
Prior service credits	3	4	2	4
Settlements	(4)	(3)	—	—
Pre-tax amount recognized in AOCI at December 31,	$182	$371	$(4)	$(24)
After-tax amount recognized in AOCI at December 31,	$108	$251	$(2)	$(17)

The assumptions used in accounting for the BNSF plans were as follows:

	Pension Benefits
	Year Ended	Year Ended	Year Ended
Assumptions Used to Determine Net Cost	December 31, 2018	December 31, 2017	December 31, 2016
Discount rate	3.6%	4.1%	4.2%
Expected long-term rate of return on plan assets	6.6%	6.6%	6.6%
Rate of compensation increase	3.6%	3.3%	3.8%

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
Assumptions Used to Determine Net Cost	December 31, 2018	December 31, 2017	December 31, 2016
Discount rate	3.5%	3.9%	4.1%
Rate of compensation increase	3.6%	3.3%	3.8%

	Pension Benefits		Retiree Health and Welfare Benefits
Assumptions Used to Determine Benefit Obligations	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Discount rate	4.2%	3.6%	4.1%	3.5%
Rate of compensation increase	3.5%	3.6%	3.5%	3.6%

BNSF determined the discount rate based on a yield curve that utilized year-end market yields of high-quality corporate bonds to develop spot rates that are matched against the plans’ expected benefit payments. The discount rate used for the 2019 calculation of net benefit cost increased to 4.2 percent for pension and 4.1 percent for retiree health and welfare benefits, which reflects market conditions at the December 31, 2018 measurement date.

Various other assumptions including retirement and withdrawal rates, compensation increases, payment form and benefit commencement age are based upon a five-year experience study. In 2016, BNSF obtained an updated study which had an immaterial impact on its pension and retiree health and welfare projected benefit obligation.

BNSF utilizes actuary-produced mortality tables and an improvement scale derived from the most recently available data, which were used in the calculation of its December 31, 2018 and 2017 liabilities.

Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations, while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities. Generally, BNSF’s policy is to fund the retiree health and welfare benefits as they come due, however the Company pre-funded $29 million towards the plans in 2017. As of December 31, 2018, there is a balance of $14 million that is expected to be fully used by the end of 2019.

The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Actual experience will differ from the assumed rates. The expected rate of return on pension plan assets was 6.6 percent for 2018 and will be 6.7 percent for 2019. The expected rate of return on retiree health and welfare benefit plan assets was 1.7 percent for 2018 and will be 1.4 percent for 2019.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and expected rate of return on plan assets:

Sensitivity Analysis
	Change in 2019 Net Benefit Cost
Hypothetical Discount Rate Change	Pension			Retiree Health and Welfare
50 basis point decrease	$3	million	increase	$—		decrease
50 basis point increase	$9	million	decrease	$1	million	increase
Hypothetical Expected Rate of Return on Plan Assets Change	Pension			Retiree Health and Welfare
50 basis point decrease	$12	million	increase	$—		increase
50 basis point increase	$12	million	decrease	$—		decrease

The following table presents assumed health care cost trend rates:

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Assumed health care cost trend rate for next year (participants over 65)	3.0%	3.0%	3.0%
Assumed health care cost trend rate for next year (participants under 65)	6.7%	7.0%	7.4%
Rate to which health care cost trend rate for participants under 65 is expected to decline and remain	4.5%	4.5%	4.4%
Year that the rate reaches the ultimate trend rate	2039	2039	2039

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$14	$(12)

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

The following table summarizes the investments of BNSF’s funded pension plans as of December 31, 2018, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2018	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$21	$1	$20	$—
Equity securities[b]	1,895	1,895	—	—
Government obligations	403	403	—	—
Other fixed maturity securities	14	—	14	—
Investment funds and other	3	3	—	—
Total[c]	$2,336	$2,302	$34	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2018, three equity securities each exceeded 10 percent of total plan assets. These investments represent approximately 51 percent of total plan assets.
c Excludes less than $1 million accrued for dividend and interest receivable.

In addition, there was $14 million and $29 million invested in cash and cash equivalents, valued using Level 1 inputs, related to the retiree health and welfare benefit plans as of December 31, 2018 and 2017, respectively.

Comparative Prior Year Information
The following table summarizes the investments of BNSF’s funded pension plans as of December 31, 2017, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2017	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$13	$2	$11	$—
Equity securities[b]	2,440	2,440	—	—
Government obligations	197	197	—	—
Other fixed maturity securities	14	—	14	—
Investment funds and other	5	5	—	—
Total [c]	$2,669	$2,644	$25	$—
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

The Company is not required to make contributions to its funded pension plans in 2019. The Company expects to contribute $31 million to its unfunded non-qualified pension plan in 2019.

The following table shows expected benefit payments from its defined benefit pension plans and expected claim payments for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments[a]	Expected Retiree Health and Welfare Payments[b]
2019	$183	$18
2020	$150	$17
2021	$144	$17
2022	$139	$16
2023	$134	$15
2024-2028	$633	$67
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.
b Expected payments for a portion of 2019 will be made from the plan trust and do not represent an immediate cash outflow to the Company.

Defined Contribution Plans
BNSF sponsors qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matched 75 percent of the first six percent of non-union employees’ contributions and matched 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Employer contributions are subject to a five-year length of service vesting schedule. BNSF’s 401(k) matching expense was $36 million, $35 million, and $34 million during the years ended December 31, 2018, 2017, and 2016, respectively.

Other
Under collective bargaining agreements, BNSF participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Health care claim payments and life insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $64 million, $75 million and $61 million during the years ended December 31, 2018, 2017 and 2016, respectively. The average number of employees covered under these plans were 37 thousand, 35 thousand, and 36 thousand during the years ended December 31, 2018, 2017, and 2016, respectively.

15. Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the years ended December 31, 2018, 2017 and 2016, the Company declared and paid cash distributions of $5.5 billion, $4.6 billion and $2.5 billion, respectively, to its parent company. For the years ended December 31, 2018, 2017 and 2016, the Company received tax refunds of $222 million, $29 million and $235 million, respectively, from Berkshire, and made tax payments of $912 million, $1.6 billion and $893 million, respectively, to Berkshire. As of December 31, 2018, the Company had a payable to Berkshire of $21 million. As of December 31, 2017, the Company had a receivable from Berkshire of $235 million recorded in other current assets and a payable to Berkshire of $19 million. Uncertain tax positions will affect the tax payable to Berkshire if and when settled. As of December 31, 2018 and 2017, the Company had $33 million and $32 million, respectively, payable to Berkshire related to prior year tax audit settlements.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Revenues	$152	$139	$146
Expenditures	$381	$342	$286

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest.  As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. The investment in TTX recorded under the equity method is recorded in other assets. Equity income or losses are recorded in materials and other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers.  BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $609 million and $554 million recognized as investments related to TTX in its Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.

16. Accumulated Other Comprehensive Income

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

The following tables provide the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2017	$234	$(3)	$231
Other comprehensive (loss) income before reclassifications	(126)	1	(125)
Amounts reclassified from AOCI	25	(1)	24
Balance at December 31, 2018	$133	$(3)	$130

Balance at December 31, 2016	$122	$(3)	$119
Other comprehensive income (loss) before reclassifications	114	—	114
Amounts reclassified from AOCI	(2)	—	(2)
Balance at December 31, 2017	$234	$(3)	$231
a Amounts are net of tax. See Note 14 to the Consolidated Financial Statements for additional details.

Reclassifications out of AOCI[b]
	Year Ended	Year Ended
Details about AOCI Components	December 31, 2018	December 31, 2017	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$(1)	$—	[c]
Prior service credits	3	2	[c]
Reclassification due to ASU 2016-01 adoption	1	—
Reclassification due to ASU 2018-02 adoption	(26)	—
	(23)	2	Total before tax
	(1)	—	Tax benefit / (expense)
Total reclassifications for the period	$(24)	$2	Net of tax
b Amounts in parentheses indicate debits to the income statement.
c This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare cost (see Note 14 to the Consolidated Financial Statements for additional details).

17. Quarterly Financial Data—Unaudited

Dollars in millions

2018	Fourth	Third	Second	First
Revenues	$6,206	$6,147	$5,878	$5,624
Operating income	$2,061	$2,109	$1,883	$1,747
Net income	$1,372	$1,393	$1,309	$1,145

2017	Fourth	Third	Second	First
Revenues	$5,638	$5,314	$5,250	$5,185
Operating income	$1,999	$1,940	$1,774	$1,580
Net income	$8,462	$1,042	$958	$838

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

Management assessed the effectiveness of BNSF’s internal control over financial reporting as of December 31, 2018. In making this assessment, management adopted and used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that as of December 31, 2018, BNSF’s internal control over financial reporting was effective based on those criteria.

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

None.

Part III

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
The following table presents the fees incurred by BNSF, including its majority-owned subsidiaries, for services provided by Deloitte & Touche LLP, the independent registered public accounting firm, for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Audit fees	$2,710	$2,546
Audit-related fees	60	11
Tax fees	—	—
All other fees	25	23
Total	$2,795	$2,580

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

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit and tax planning for specific transactions or potential transactions of the Company. No tax fees were billed in 2018 or 2017.

All Other Fees
All other fees consist of subscription-related fees.

Pre-Approval Policies and Procedures
The Registrant is an indirect, wholly-owned subsidiary of Berkshire Hathaway Inc. and does not have an audit committee. During 2018 and 2017, the Audit Committee of Berkshire Hathaway Inc. pre-approved all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements—see Item 8.
Schedules are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.

2.	Exhibits.

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	1-11535	3.1
	3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010. Ø	8-K	2/16/2010	1-11535	3.2
	3.3	Written Consent of the Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Operating Agreement.	8-K	4/13/2010	1-11535	3.1
(4)	Instruments defining the rights of security holders, including indentures
	4.1	Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee.	S-3	2/8/1999	333-72013	4
	4.2	Form of BNSF’s 6 3/4% Debenture Due March 15, 2029.	10-K	3/31/1999	1-11535	4.3
	4.3	Form of BNSF’s 6.70% Debenture Due August 1, 2028.	10-K	3/31/1999	1-11535	4.4
	4.4	Form of BNSF’s 8.125% Debenture Due April 15, 2020.	10-K	2/12/2001	1-11535	4.6
	4.5	Form of BNSF’s 7.95% Debenture Due August 15, 2030.	10-K	2/12/2001	1-11535	4.7
	4.6	Indenture, dated as of December 8, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	S-3 ASR	12/8/2005	333-130214	4.1
	4.7	Certificate of Trust of BNSF Funding Trust I, executed and filed by U.S. Bank Trust National Association, Linda Hurt and James Gallegos, as Trustees.	S-3 ASR	12/8/2005	333-130214	4.3
	4.8	Amended and Restated Declaration of Trust of BNSF Funding Trust I, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.4
	4.9	Guarantee Agreement between BNSF and U.S. Bank Trust National Association, as Guarantee Trustee, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.5
	4.10	First Supplemental Indenture, dated as of December 15, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	8-K	12/15/2005	1-11535	4.6
	4.11	Agreement as to Expenses and Liabilities dated as of December 15, 2005, between BNSF and BNSF Funding Trust I.	8-K	12/15/2005	1-11535	4.4 (Exhibit C)
	4.12	Form of BNSF Funding Trust I’s 6.613% Trust Preferred Securities.	8-K	12/15/2005	1-11535	4.4 (Exhibit D)
	4.13	Officer’s Certificate of Determination as to the terms of BNSF’s 6.20% Debentures Due August 15, 2036, including the form of the Debentures.	10-Q	10/24/2006	1-11535	4.1
	4.14	First Supplemental Indenture, dated as of April 13, 2007, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Trust Company, N.A., as Trustee.	8-K	4/13/2007	1-11535	4.1
	4.15	Officer’s Certificate of Determination as to the terms of BNSF’s 5.65% Debentures due May 1, 2017, and 6.15% Debentures Due May 1, 2037, including the forms of the Debentures.	8-K	4/13/2007	1-11535	4.2

Ø	References to BNSF refer to Burlington Northern Santa Fe Corporation for all periods through February 12, 2010, and to Burlington Northern Santa Fe, LLC for all periods on or after February 13, 2010.

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.16	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Trust Company, N.A., as Trustee.	8-K	3/14/2008	1-11535	4.1
4.17	Officers’ Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 15, 2018, including the form of the Notes.	8-K	3/14/2008	1-11535	4.2
4.18	Third Supplemental Indenture, dated as of December 3, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/3/2008	1-11535	4.1
4.19	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.1
4.20	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.2
4.21	Fifth Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	2/16/2010	1-11535	4.1
4.22	Second Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and U.S. Bank Trust National Association.	8-K	2/16/2010	1-11535	4.2
4.23	Sixth Supplemental Indenture, dated as of May 17, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/17/2010	1-11535	4.1
4.24	Certificate of Determination as to the terms of BNSF’s 5.75% Debentures due May 1, 2040.	8-K	5/17/2010	1-11535	4.2
4.25	Seventh Supplemental Indenture, dated as of September 10, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/10/2010	1-11535	4.1
4.26	Certificate of Determination as to the terms of BNSF’s 3.60% Debentures due September 1, 2020 and 5.05% Debentures due March 1, 2041.	8-K	9/10/2010	1-11535	4.2
4.27	Eighth Supplemental Indenture, dated as of May 19, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/19/2011	1-11535	4.1
4.28	Certificate of Determination as to the terms of BNSF’s 4.10% Debentures due June 1, 2021 and 5.40% Debentures due June 1, 2041.	8-K	5/19/2011	1-11535	4.2
4.29	Ninth Supplemental Indenture, dated as of August 22, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2011	1-11535	4.1
4.30	Certificate of Determination as to the terms of BNSF’s 3.45% Debentures due September 15, 2021 and 4.95% Debentures due September 15, 2041.	8-K	8/22/2011	1-11535	4.2
4.31	Tenth Supplemental Indenture, dated as of March 2, 2012, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/2/2012	1-11535	4.1
4.32	Certificate of Determination as to the terms of BNSF’s 3.05% Debentures due March 15, 2022 and 4.40% Debentures due March 15, 2042.	8-K	3/2/2012	1-11535	4.2
4.33	Eleventh Supplemental Indenture, dated as of August 23, 2012, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/23/2012	1-11535	4.1
4.34	Certificate of Determination as to the terms of BNSF’s 3.050% Debentures due September 1, 2022 and 4.375% Debentures due September 1, 2042.	8-K	8/23/2012	1-11535	4.2
4.35	Twelfth Supplemental Indenture, dated as of March 12, 2013, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/12/2013	1-11535	4.1
4.36	Certificate of Determination as to the terms of BNSF’s 3.00% Debentures due March 15, 2023 and 4.45% Debentures due March 15, 2043.	8-K	3/12/2013	1-11535	4.2

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.37	Thirteenth Supplemental Indenture, dated as of August 22, 2013, to Indenture dated December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2013	1-11535	4.1
4.38	Certificate of Determination as to the terms of BNSF’s 3.850% Debentures due September 1, 2023 and 5.150% Debentures due September 1, 2043.	8-K	8/22/2013	1-11535	4.2
4.39	Fourteenth Supplemental Indenture, dated as of March 7, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/7/2014	1-11535	4.1
4.40	Certificate of Determination as to the terms of BNSF’s 3.750% Debentures due April 1, 2024 and 4.900% Debentures due April 1, 2044.	8-K	3/7/2014	1-11535	4.2
4.41	Fifteenth Supplemental Indenture, dated as of August 18, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/18/2014	1-11535	4.1
4.42	Certificate of Determination as to the terms of BNSF’s 3.400% Debentures due September 1, 2024 and 4.550% Debentures due September 1, 2044.	8-K	8/18/2014	1-11535	4.2
4.43	Sixteenth Supplemental Indenture, dated as of March 9, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2015	1-11535	4.1
4.44	Certificate of Determination as to the terms of BNSF’s 3.000% Debentures due April 1, 2025 and 4.150% Debentures due April 1, 2045.	8-K	3/9/2015	1-11535	4.2
4.45	Seventeenth Supplemental Indenture, dated as of August 20, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/20/2015	1-11535	4.1
4.46	Certificate of Determination as to the terms of BNSF’s 3.650% Debentures due September 1, 2025 and 4.700% Debentures due September 1, 2045.	8-K	8/20/2015	1-11535	4.2
4.47	Eighteenth Supplemental Indenture, dated as of May 16, 2016, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/16/2016	1-11535	4.1
4.48	Certificate of Determination as to the terms of BNSF’s 3.900% Debentures due August 1, 2046.	8-K	5/16/2016	1-11535	4.2
4.49	Nineteenth Supplemental Indenture, dated as of March 9, 2017, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2017	1-11535	4.1
4.50	Certificate of Determination as to the terms of BNSF’s 3.250% Debentures due June 15, 2027 and 4.125% Debentures due June 15, 2047.	8-K	3/9/2017	1-11535	4.2
4.51	Twentieth Supplemental Indenture, dated as of March 5, 2018, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/5/2018	1-11535	4.1
4.52	Certificate of Determination as to the terms of BNSF’s 4.050% Debentures due June 15, 2048 .	8-K	3/5/2018	1-11535	4.2
4.53	Twenty-First Supplemental Indenture, dated as of August 2, 2018, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/2/2018	1-11535	4.1
4.54	Certificate of Determination as to the terms of BNSF’s 4.150% Debentures due December 15, 2048.	8-K	8/2/2018	1-11535	4.2

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
   Document
   101.LAB - XBRL Taxonomy Extension Label Linkbase
   Document
   101.PRE - XBRL Taxonomy Extension Presentation
   Linkbase Document

The following financial information from Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL includes: (i) the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016, and (v) the Notes to the Consolidated Financial Statements. ‡

‡	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Santa Fe, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Burlington Northern Santa Fe, LLC
		By:	/s/ Matthew K. Rose
Dated:	February 22, 2019		Matthew K. Rose Executive Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe, LLC and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose	Executive Chairman and Chief Executive Officer
Matthew K. Rose	(Principal Executive Officer), and Manager

/s/ Carl R. Ice	President and Chief Operating Officer
Carl R. Ice	(Principal Operating Officer), and Manager

/s/ Julie A. Piggott	Executive Vice President and Chief Financial Officer
Julie A. Piggott	(Principal Financial Officer), and Manager

/s/ Paul W. Bischler	Vice President - Controller and Chief Sourcing Officer
Paul W. Bischler	(Principal Accounting Officer)

/s/ Gregory E. Abel*	Manager
Gregory E. Abel

/s/ Stevan B. Bobb	Manager
Stevan B. Bobb

/s/ Warren E. Buffett*	Manager
Warren E. Buffett

/s/ Kathryn M. Farmer	Manager
Kathryn M. Farmer

/s/ David L. Freeman	Manager
David L. Freeman

/s/ Marc D. Hamburg*	Manager
Marc D. Hamburg

/s/ Roger Nober	Manager
Roger Nober

		*By:	/s/ Judy K. Carter
Dated:	February 22, 2019		Judy K. Carter, Attorney-in-fact

S-1