Form 10-Q
period 2019-03-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2019-05-06
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2019
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

Yes [x] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$5,762	$5,624

Operating expenses:
Compensation and benefits	1,400	1,315
Purchased services	713	692
Fuel	711	767
Depreciation and amortization	591	571
Equipment rents	191	192
Materials and other	377	340
Total operating expenses	3,983	3,877
Operating income	1,779	1,747
Interest expense	268	256
Other (income) expense, net	(154)	(22)

Income before income taxes	1,665	1,513
Income tax expense	412	368
Net income	$1,253	$1,145

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$1,253	$1,145

Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	63	—
Change in accumulated other comprehensive income (loss) of equity method investees	(1)	1
Other comprehensive income (loss), net of tax	62	1
Total comprehensive income	$1,315	$1,146

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,991	$1,985
Accounts receivable, net	1,404	1,499
Materials and supplies	813	793
Other current assets	118	257
Total current assets	4,326	4,534

Property and equipment, net of accumulated depreciation of $10,865 and $10,004, respectively	63,222	63,185
Goodwill	14,851	14,851
Operating lease right-of-use assets	2,609	—
Intangible assets, net of accumulated amortization of $288 and $279, respectively	364	373
Other assets	2,303	2,150
Total assets	$87,675	$85,093

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,836	$3,261
Long-term debt due within one year	871	830
Total current liabilities	4,707	4,091

Long-term debt	22,346	22,396
Deferred income taxes	13,932	13,795
Operating lease liabilities	1,809	—
Casualty and environmental liabilities	482	486
Intangible liabilities, net of accumulated amortization of $1,029 and $1,022, respectively	374	381
Pension and retiree health and welfare liability	272	267
Other liabilities	989	1,028
Total liabilities	44,911	42,444
Commitments and contingencies (see Notes 5 and 6)
Equity:
Member’s equity	42,572	42,519
Accumulated other comprehensive income (loss)	192	130
Total equity	42,764	42,649
Total liabilities and equity	$87,675	$85,093

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$1,253	$1,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	591	571
Deferred income taxes	115	102
Long-term casualty and environmental liabilities, net	1	(5)
Other, net	(254)	(90)
Changes in current assets and liabilities:
Accounts receivable, net	95	5
Materials and supplies	(20)	(4)
Other current assets	(149)	(91)
Accounts payable and other current liabilities	277	(13)
Net cash provided by operating activities	1,909	1,620

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(569)	(519)
Acquisition of equipment	(50)	(46)
Purchases of investments and investments in time deposits	(5)	(8)
Proceeds from sales of investments and maturities of time deposits	3	7
Other, net	(71)	(94)
Net cash used in investing activities	(692)	(660)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	750
Payments on long-term debt	(11)	(671)
Cash distributions	(1,200)	(1,100)
Other, net	—	(8)
Net cash used in financing activities	(1,211)	(1,029)
Increase (decrease) in cash and cash equivalents	6	(69)
Cash and cash equivalents:
Beginning of period	1,985	1,975
End of period	$1,991	$1,906

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$283	$310
Capital investments accrued but not yet paid	$116	$86
Income taxes paid, net of refunds	$13	$7
Non-cash asset financing	$4	$—

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	$42,519	$130	$42,649
Cash distributions	(1,200)	—	(1,200)
Comprehensive income (loss), net of tax	1,253	62	1,315
Balance at March 31, 2019	$42,572	$192	$42,764

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	$42,778	$231	$43,009
Adoption of ASC Topic 606[a]	(3)	—	(3)
Equity method investee adoption of ASU 2016-01[b]	1	(1)	—
Reclassification upon early adoption of ASU 2018-02[c]	(26)	26	—
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,145	1	1,146
Balance at March 31, 2018	$42,795	$257	$43,052

[a]	Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers

[b]	Accounting Standards Update No. 2016-01 Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities

[c]	Accounting Standards Update No. 2018-02 Income Statement - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2018, including the financial statements and notes thereto. Burlington Northern Santa Fe, LLC (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF’s consolidated financial position as of March 31, 2019, and the results of operations for the three months ended March 31, 2019 and 2018.

2.	Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services being provided and the types of products being transported and other revenues (in millions):

	Three Months Ended March 31,
	2019	2018
Consumer Products	$2,002	$1,860
Industrial Products	1,472	1,358
Agricultural Products	1,113	1,152
Coal	869	948
Total freight revenues	5,456	5,318
Non-rail logistics subsidiary	196	192
Accessorial and other	110	114
Total other revenues	306	306
Total operating revenues	$5,762	$5,624

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. At March 31, 2019 and December 31, 2018, $1.2 billion and $1.3 billion, respectively, represent net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. At March 31, 2019 and December 31, 2018, remaining performance obligations were $293 million and $237 million, respectively.

3.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At March 31, 2019 and December 31, 2018, $88 million and $87 million, respectively, of such allowances had been recorded.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4.	Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using a modified retrospective approach for leases existing at or entered into after the effective date. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard. The standard requires the recognition of right-of-use assets and lease liabilities for operating leases on the Company's Consolidated Balance Sheets. The accounting for finance leases remained unchanged. There was no effect of adopting Topic 842 on member's equity, operating income, or net income. Results for reporting periods beginning after January 1, 2019, are presented under Topic 842, while prior period amounts have not been adjusted.

The Company has substantial lease commitments for locomotives, freight cars, office buildings, operating facilities, and other property. Many of the Company's leases provide the option to purchase the leased item at fair market value or a fixed purchase price at the end of the lease, and some leases include early buyout options at a fixed purchase price. Also, many of the Company's leases include both fixed rate and fair market value renewal options.

As the implicit interest rate is not readily available for most leases, the Company used its incremental borrowing rate to determine the present value of lease payments at the transition date. The Company has lease agreements that contain both lease and non-lease components, but only freight cars are accounted for as a single lease component. BNSF has applied the short-term lease exemption to all asset classes, and as a result, short-term leases are not recognized on the Consolidated Balance Sheets. Variable lease costs, sublease income and lessor transactions were not significant.

The following table shows the components of lease expense (in millions):

Lease Cost	Three Months Ended March 31, 2019
Operating lease cost	$121
Finance lease cost:
Amortization of right-of-use assets	10
Interest on lease liabilities	6
Short-term lease cost	20
Total lease cost	$157

Supplemental balance sheet information related to leases was as follows (in millions):

Operating Leases	March 31, 2019
Operating lease right-of-use assets	$2,609

Accounts payable and other current liabilities	$461
Operating lease liabilities	1,809
Total operating lease liabilities	$2,270

Finance Leases	March 31, 2019
Property and equipment	$795
Accumulated depreciation	(323)
Property and equipment, net	$472

Long-term debt due within one year	$48
Long-term debt	361
Total finance lease liabilities	$409

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Supplemental cash flow information related to leases was as follows (in millions):

Cash Flow	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$180
Financing cash flows for finance leases	$10
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$87

Other information related to leases was as follows:

Other Information	March 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	8.1
Finance leases	5.4
Weighted-average discount rate:
Operating leases	3.7%
Finance leases	6.3%

Maturities of lease liabilities as of March 31, 2019 are summarized as follows (in millions):

March 31,	Operating Leases	Finance Leases
2019	$228	$55
2020	510	69
2021	437	200
2022	345	35
2023	298	28
Thereafter	802	101
Total lease payments	2,620	488
Less amount representing interest	(350)	(79)
Total	$2,270	$409

Future minimum lease payments as of December 31, 2018 are summarized as follows (in millions):

December 31,	Operating Leases	Capital Leases
2019	$400	$72
2020	496	69
2021	421	200
2022	328	35
2023	289	28
Thereafter	787	101
Total lease payments	$2,721	505
Less amount representing interest		(86)
Total		$419

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

5.	Debt

Notes and Debentures

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of March 31, 2019, the Company was in compliance with these financial covenants.

Fair Value of Debt Instruments

At March 31, 2019 and December 31, 2018, the fair value of BNSF’s debt, excluding capital leases, was $25.2 billion and $24.1 billion, respectively, while the book value, which also excludes capital leases, was $22.8 billion at each date. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of March 31, 2019, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2019, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	8	$18	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

6.	Commitments and Contingencies

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury matters (in millions):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$308	$307
Accruals / changes in estimates	22	7
Payments	(16)	(9)
Ending balance	$314	$305

At March 31, 2019 and December 31, 2018, $85 million and $80 million was included in current liabilities, respectively. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $275 million to $380 million. However, BNSF believes that the $314 million recorded at March 31, 2019 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

The Company has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers compensation, general liability, auto liability and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaty and assumes a proportionate share of the entire risk. Each year BNSFIC reviews the objectives and performance of the treaty to determine its continued participation in the treaty. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. BNSF does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits and money market accounts. At March 31, 2019, there was $512 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets, as compared with $519 million at December 31, 2018.

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

BNSF is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 202 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF’s recorded liability for third-party tort claims at both March 31, 2019 and December 31, 2018 was $8 million.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$298	$317
Accruals / changes in estimates	1	1
Payments	(6)	(4)
Ending balance	$293	$314

At both March 31, 2019 and December 31, 2018, $40 million was included in current liabilities.

BNSF’s environmental liabilities are not discounted. BNSF anticipates that the majority of the accrued costs at March 31, 2019 will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $240 million to $390 million. However, BNSF believes that the $293 million recorded at March 31, 2019 is the best estimate of the Company’s future obligation for environmental costs.

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

During the first quarter of 2019, the Company amended its funded, noncontributory qualified pension plan, which covers most non-union employees, and its unfunded, non-tax-qualified pension plan, which covers certain officers and other employees (collectively, the Retirement Plans). Non-union employees hired on or after April 1, 2019 will not be eligible for the Retirement Plans and instead will receive an additional company contribution as part of the qualified 401(k) plan based on the employee’s age and years of service. Current employees will be transitioned away from the Retirement Plans within the next ten years, beginning October 1, 2019, and upon transition will be eligible for the additional company contribution. As a result of the plan amendments, the Company recognized a curtailment gain of $120 million in the first quarter of 2019 consisting of $117 million for the reduction in projected benefit obligation and $3 million for the recognition of prior service credits.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Components of the net (benefit) cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
Net (Benefit) Cost	2019	2018
Service cost	$10	$11
Interest cost	22	21
Expected return on plan assets	(39)	(40)
Amortization of net gain	(1)	—
Amortization of prior service credits	(3)	—
Curtailment gain	(117)	—
Net (benefit) cost recognized	$(128)	$(8)

	Retiree Health and Welfare Benefits
	Three Months Ended March 31,
Net (Benefit) Cost	2019	2018
Interest cost	$2	$2
Net (benefit) cost recognized	$2	$2

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

8.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the three months ended March 31, 2019 and 2018, the Company declared and paid cash distributions of $1.2 billion and $1.1 billion, respectively, to its parent company. In both of the three month periods ended March 31, 2019 and 2018, the Company made tax payments of less than $1 million to Berkshire. As of March 31, 2019 and December 31, 2018, the Company had a payable to Berkshire of $253 million and $21 million, respectively. Uncertain tax positions will affect the payable to Berkshire if and when settled. As of March 31, 2019 and December 31, 2018, the Company had $34 million and $33 million, respectively, payable to Berkshire related to prior year tax audit settlements.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended March 31,
	2019	2018
Revenues	$37	$34
Expenditures	$93	$89

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest. As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. The investment in TTX is recorded in other assets. Equity income or losses are recorded in materials and other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers. BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $620 million and $609 million recognized as investments related to TTX in its Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$133	$(3)	$130
Other comprehensive income (loss), net before reclassifications	66	(1)	65
Amounts reclassified from AOCI:
Amortization of net gain[a]	(1)	—	(1)
Amortization of prior service credits[a]	(3)	—	(3)
Tax expense (benefit)	1	—	1
Balance at March 31, 2019	$196	$(4)	$192

Balance at December 31, 2017	$234	$(3)	$231
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Reclassification due to ASU 2016-01 adoption	—	(1)	(1)
Reclassification due to ASU 2018-02 adoption	26	—	26
Balance at March 31, 2018	$260	$(3)	$257

[a]	This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare cost (see Note 7 for additional details).

10.	Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14), Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in ASU 2018-14 modify the disclosure requirements for employers that sponsor defined benefit pension and other postretirement plans. ASU 2018-14 is effective for the Company for the fiscal year ending after December 15, 2020, with early adoption permitted. Adoption of the standard is not expected to have a material impact on the Company’s Consolidated Financial Statement disclosures.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 (ASU 2018-15), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance requires an entity in such an arrangement to capitalize costs for certain implementation activities in the application development stage, expense the capitalized implementation costs over the term of the hosting arrangement, and present the expense with the associated hosting fees in the Consolidated Statements of Income. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the three months ended March 31, 2019, and a comparative analysis to the three months ended March 31, 2018.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Consumer Products	$2,002	$1,860	1,301	1,379
Industrial Products	1,472	1,358	471	465
Agricultural Products	1,113	1,152	276	298
Coal	869	948	416	464
Total freight revenues	5,456	5,318	2,464	2,606
Other revenues	306	306
Total operating revenues	$5,762	$5,624

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2019	2018
Consumer Products	$1,539	$1,349
Industrial Products	3,125	2,920
Agricultural Products	4,033	3,866
Coal	2,089	2,043
Total freight revenues	$2,214	$2,041

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2019	2018
Total fuel expense [a]	$711	$767
BNSF fuel surcharges	$324	$303
a  Total fuel expense includes locomotive and non-locomotive fuel.

Three Months Ended March 31, 2019 vs. the Three Months Ended March 31, 2018

Revenues

Revenues for the three months ended March 31, 2019 were $5.8 billion, an increase of $138 million, or 2 percent, as compared with the three months ended March 31, 2018. The increase in revenue is primarily due to an 8 percent increase in average revenue per car / unit, as a result of increased rates per car / unit, a favorable outcome of an arbitration hearing, and higher fuel surcharges.

This increase was partially offset by a 5 percent decrease in unit volume due to severe winter weather and flooding on parts of the network, as well as the following individual business unit drivers:

▪
Consumer Products volumes decreased primarily due to lower intermodal volumes, which were driven by lower international intermodal market share, increased truck competition, and the aforementioned challenging weather conditions.

▪
Industrial Products volumes increased primarily due to strength in the energy and industrial sectors, which drove higher demand for petroleum products, liquefied petroleum gas, and aggregates, partially offset by lower sand and taconite volumes as well as the aforementioned challenging weather conditions.

▪	Agricultural Products volumes decreased primarily due to the aforementioned challenging weather conditions, partially offset by higher soybean exports.

▪	Coal volumes decreased primarily due to the aforementioned challenging weather conditions, partially offset by higher market share.

Expenses

Operating expenses for the three months ended March 31, 2019 were $4.0 billion, an increase of $106 million, or 3 percent, as compared with the three months ended March 31, 2018. A significant portion of this increase is due to the following changes in expenses, which include increased costs related to severe winter weather and flooding offset by lower volume-related costs:

▪	Compensation and benefits expense increased primarily due to wage inflation and higher employee counts and related training costs.

▪	Fuel expense decreased primarily due to lower average fuel prices and lower volumes, partially offset by unfavorable efficiency.

▪	Materials and other expense increased primarily as a result of higher personal injury expenses and casualty-related costs.

▪	There were no significant changes in purchased services, depreciation and amortization, equipment rents, and interest expense.

▪	Other (income) expense, net increased due to a curtailment gain related to a first quarter 2019 amendment to the Company’s retirement plans.

▪	The effective tax rate was 24.7 percent and 24.3 percent for the three months ended March 31, 2019 and 2018, respectively.

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three months ended March 31, 2019 formatted in XBRL includes: (i) the Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii) the Consolidated Balance Sheets as of March 31, 2109 and December 31, 2018, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (v) the Consolidated Statements of Changes in Equity as of March 31, 2019, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this report because the total amount of securities authorized under any single instrument does not exceed 10 percent of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
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

Date:  May 3, 2019

S-1