Form 10-Q
period 2019-06-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2019-08-05
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2019
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

76131-2830
(Zip Code)

(800) 795-2673
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$5,893	$5,878	$11,655	$11,502

Operating expenses:
Compensation and benefits	1,334	1,328	2,734	2,643
Fuel	775	830	1,486	1,597
Purchased services	687	714	1,400	1,406
Depreciation and amortization	595	575	1,186	1,146
Equipment rents	187	167	378	359
Materials and other	308	381	685	721
Total operating expenses	3,886	3,995	7,869	7,872
Operating income	2,007	1,883	3,786	3,630
Interest expense	267	256	535	512
Other (income) expense, net	(33)	(28)	(187)	(50)

Income before income taxes	1,773	1,655	3,438	3,168
Income tax expense	435	346	847	714
Net income	$1,338	$1,309	$2,591	$2,454

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,338	$1,309	$2,591	$2,454

Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	—	—	63	—
Change in accumulated other comprehensive income (loss) of equity method investees	—	—	(1)	1
Other comprehensive income (loss), net of tax	—	—	62	1
Total comprehensive income	$1,338	$1,309	$2,653	$2,455

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,994	$1,985
Accounts receivable, net	1,538	1,499
Materials and supplies	784	793
Other current assets	166	257
Total current assets	4,482	4,534

Property and equipment, net of accumulated depreciation of $11,206 and $10,004, respectively	63,576	63,185
Goodwill	14,851	14,851
Operating lease right-of-use assets	2,532	—
Intangible assets, net of accumulated amortization of $297 and $279, respectively	355	373
Other assets	2,314	2,150
Total assets	$88,110	$85,093

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$4,108	$3,261
Long-term debt due within one year	1,075	830
Total current liabilities	5,183	4,091

Long-term debt	22,117	22,396
Deferred income taxes	14,056	13,795
Operating lease liabilities	1,724	—
Casualty and environmental liabilities	472	486
Intangible liabilities, net of accumulated amortization of $1,036 and $1,022, respectively	367	381
Pension and retiree health and welfare liability	274	267
Other liabilities	1,015	1,028
Total liabilities	45,208	42,444
Commitments and contingencies (see Notes 5 and 6)
Equity:
Member’s equity	42,710	42,519
Accumulated other comprehensive income (loss)	192	130
Total equity	42,902	42,649
Total liabilities and equity	$88,110	$85,093

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$2,591	$2,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,186	1,146
Deferred income taxes	240	144
Long-term casualty and environmental liabilities, net	(9)	(19)
Other, net	(239)	(93)
Changes in current assets and liabilities:
Accounts receivable, net	(39)	(14)
Materials and supplies	9	14
Other current assets	(165)	(104)
Accounts payable and other current liabilities	471	266
Net cash provided by operating activities	4,045	3,794

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,417)	(1,224)
Acquisition of equipment	(111)	(72)
Purchases of investments and investments in time deposits	(6)	(13)
Proceeds from sales of investments and maturities of time deposits	7	17
Other, net	(73)	(108)
Net cash used in investing activities	(1,600)	(1,400)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	750
Payments on long-term debt	(36)	(696)
Cash distributions	(2,400)	(2,275)
Other, net	—	(9)
Net cash used in financing activities	(2,436)	(2,230)
Increase in cash and cash equivalents	9	164
Cash and cash equivalents:
Beginning of period	1,985	1,975
End of period	$1,994	$2,139

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$529	$532
Capital investments accrued but not yet paid	$163	$93
Income taxes paid, net of refunds	$163	$226
Non-cash asset financing	$6	$—

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	$42,519	$130	$42,649
Cash distributions	(1,200)	—	(1,200)
Comprehensive income (loss), net of tax	1,253	62	1,315
Balance at March 31, 2019	42,572	192	42,764
Cash distributions	(1,200)	—	(1,200)
Comprehensive income (loss), net of tax	1,338	—	1,338
Balance at June 30, 2019	$42,710	$192	$42,902

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	$42,778	$231	$43,009
Adoption of ASC Topic 606[a]	(3)	—	(3)
Equity method investee adoption of ASU 2016-01[b]	1	(1)	—
Reclassification upon early adoption of ASU 2018-02[c]	(26)	26	—
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,145	1	1,146
Balance at March 31, 2018	42,795	257	43,052
Cash distributions	(1,175)	—	(1,175)
Comprehensive income (loss), net of tax	1,309	—	1,309
Balance at June 30, 2018	$42,929	$257	$43,186

[a]	Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers

[b]	Accounting Standards Update (ASU) No. 2016-01 Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities

[c]	ASU No. 2018-02 Income Statement - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of June 30, 2019, and the results of operations for the three and six months ended June 30, 2019 and 2018.

2.	Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services being provided and the types of products being transported and other revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consumer Products	$1,903	$1,979	$3,905	$3,839
Industrial Products	1,577	1,482	3,049	2,840
Agricultural Products	1,221	1,182	2,334	2,334
Coal	883	911	1,752	1,859
Total freight revenues	5,584	5,554	11,040	10,872
Non-rail logistics subsidiary	200	214	396	406
Accessorial and other	109	110	219	224
Total other revenues	309	324	615	630
Total operating revenues	$5,893	$5,878	$11,655	$11,502

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. At both June 30, 2019 and December 31, 2018, $1.3 billion represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. At June 30, 2019 and December 31, 2018, remaining performance obligations were $244 million and $237 million, respectively.

3.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At June 30, 2019 and December 31, 2018, $86 million and $87 million, respectively, of such allowances had been recorded.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4.	Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using a modified retrospective approach for leases existing at or entered into after the effective date. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard. The standard requires the recognition of right-of-use assets and lease liabilities for operating leases on the Company’s Consolidated Balance Sheets. The accounting for finance leases remained unchanged. There was no effect of adopting Topic 842 on member’s equity, operating income, or net income. Results for reporting periods beginning after January 1, 2019, are presented under Topic 842, while prior period amounts have not been adjusted.

The Company has substantial lease commitments for locomotives, freight cars, office buildings, operating facilities, and other property. Many of the Company’s leases provide the option to purchase the leased item at fair market value or a fixed purchase price at the end of the lease, and some leases include early buyout options at a fixed purchase price. Also, many of the Company’s leases include both fixed rate and fair market value renewal options.

As the implicit interest rate is not readily available for most leases, the Company used its incremental borrowing rate to determine the present value of lease payments at the transition date. The Company has lease agreements that contain both lease and non-lease components, but only freight cars are accounted for as a single lease component. BNSF has applied the short-term lease exemption to all asset classes, and as a result, short-term leases are not recognized on the Consolidated Balance Sheets. Variable lease costs, sublease income, and lessor transactions were not significant.

The following table shows the components of lease cost (in millions):

Lease Cost	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$124	$245
Finance lease cost:
Amortization of right-of-use assets	9	19
Interest on lease liabilities	6	12
Short-term lease cost	22	42
Total lease cost	$161	$318

Supplemental balance sheet information related to leases was as follows (in millions):

Operating Leases	June 30, 2019
Operating lease right-of-use assets	$2,532

Accounts payable and other current liabilities	$474
Operating lease liabilities	1,724
Total operating lease liabilities	$2,198

Finance Leases	June 30, 2019
Property and equipment	$795
Accumulated depreciation	(332)
Property and equipment, net	$463

Long-term debt due within one year	$48
Long-term debt	348
Total finance lease liabilities	$396

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Supplemental cash flow information related to leases was as follows (in millions):

Cash Flow	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$295
Operating cash flows for finance leases	$12
Financing cash flows for finance leases	$24
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$110

Other information related to leases was as follows:

Other Information	June 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	7.9
Finance leases	5.0
Weighted-average discount rate:
Operating leases	3.7%
Finance leases	6.3%

Maturities of lease liabilities as of June 30, 2019 are summarized as follows (in millions):

June 30,	Operating Leases	Finance Leases
2019	$116	$36
2020	513	69
2021	439	200
2022	347	35
2023	301	28
Thereafter	816	101
Total lease payments	2,532	469
Less amount representing interest	(334)	(73)
Total	$2,198	$396

Future minimum lease payments as of December 31, 2018 are summarized as follows (in millions):

December 31,	Operating Leases	Capital Leases
2019	$400	$72
2020	496	69
2021	421	200
2022	328	35
2023	289	28
Thereafter	787	101
Total lease payments	$2,721	505
Less amount representing interest		(86)
Total		$419

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

5.	Debt

Notes and Debentures

In May 2019, BNSF filed a new automatic shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities which became effective on May 8, 2019 and will remain effective for three years.

In May 2019, the Board of Managers (the Board) authorized an additional $2.25 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the SEC, for a total of $2.5 billion that was authorized by the Board to be issued through the SEC debt shelf offering process.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of June 30, 2019, the Company was in compliance with these financial covenants.

Subsequent Event

In July 2019, BNSF issued $825 million of 3.55 percent debentures due February 15, 2050. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

After this issuance, $1.675 billion remained authorized by the Board to be issued through the SEC debt shelf offering process.

Fair Value of Debt Instruments

At June 30, 2019 and December 31, 2018, the fair value of BNSF’s debt, excluding capital leases, was $26.2 billion and $24.1 billion, respectively, while the book value, which also excludes capital leases, was $22.8 billion at each date. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of June 30, 2019, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2019, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	8	$17	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

Personal Injury

BNSF’s personal injury liability includes the cost of claims for employee work-related injuries, third-party claims, and asbestos claims. BNSF records a liability for asserted and unasserted claims when the expected loss is both probable and reasonably estimable. Because of the uncertainty of the timing of future payments, the liability is undiscounted. Defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. Expense accruals and adjustments are classified as materials and other in the Consolidated Statements of Income.

Personal injury claims by BNSF Railway employees are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. Resolution of these cases under the FELA’s fault-based system requires either a finding of fault by a jury or an out of court settlement. Third-party claims include claims by non-employees for compensatory damages and may, from time to time, include requests for punitive damages or treatment of the claim as a class action.

BNSF estimates its personal injury liability claims and expense using standard actuarial methodologies based on the covered population, activity levels and trends in frequency and the costs of covered injuries. The Company monitors actual experience against the forecasted number of claims to be received, the forecasted number of claims closing with payment, and expected claim payments and records adjustments as new events or changes in estimates develop.

BNSF is party to asbestos claims by employees and non-employees who may have been exposed to asbestos. Because of the relatively finite exposed population, the Company has recorded an estimate for the full amount of probable exposure. This is determined through an actuarial analysis based on estimates of the exposed population, the number of claims likely to be filed, the number of claims that will likely require payment, and the cost per claim. Estimated filing and dismissal rates and average cost per claim are determined utilizing recent claim data and trends.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Six Months Ended June 30,
	2019	2018
Beginning balance	$308	$307
Accruals / changes in estimates	50	34
Payments	(50)	(46)
Ending balance	$308	$295
Current portion of ending balance	$85	$75

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $270 million to $375 million.

Although the final outcome of these personal injury matters cannot be predicted with certainty, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, the occurrence of a number of these items in the same period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Environmental

BNSF is subject to extensive federal, state and local environmental regulation. The Company’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF’s land holdings are or have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Under federal (in particular, the Comprehensive Environmental Response, Compensation and Liability Act) and state statutes, the Company may be held jointly and severally liable for cleanup and enforcement costs associated with a particular site without regard to fault or the legality of the original conduct. The Company participates in the study, cleanup, or both of environmental contamination at 200 sites.

Environmental costs may include, but are not limited to, site investigations, remediation, and restoration. The liability is recorded when the expected loss is both probable and reasonably estimable and is undiscounted due to uncertainty of the timing of future payments. Expense accruals and adjustments are classified as materials and other in the Consolidated Statements of Income.

BNSF estimates the cost of cleanup efforts at its known environmental sites based on experience gained from cleanup efforts at similar sites, estimated percentage to closure ratios, possible remediation work plans, estimates of the costs and likelihood of each possible outcome, historical payment patterns, and benchmark patterns developed from data accumulated from industry and public sources. The Company monitors actual experience against expectations and records adjustments as new events or changes in estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for environmental costs (in millions):

	Six Months Ended June 30,
	2019	2018
Beginning balance	$298	$317
Accruals / changes in estimates	2	2
Payments	(11)	(9)
Ending balance	$289	$310
Current portion of ending balance	$40	$40

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $235 million to $385 million.

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

Other Claims and Litigation

In addition to personal injury and environmental matters, BNSF and its subsidiaries are also parties to a number of other legal actions and claims, governmental proceedings, and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory damages and may, from time to time, include requests for punitive damages or treatment of the claim as a class action. Although the final outcome of these matters cannot be predicted with certainty, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, the occurrence of a number of these items in the same period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, including FELA claims, railroad protective and force account insurance claims, certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits and money market accounts. At June 30, 2019, there was $514 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets, as compared with $519 million at December 31, 2018.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Components of the net (benefit) cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
Net (Benefit) Cost	2019	2018
Service cost	$7	$11
Interest cost	20	21
Expected return on plan assets	(40)	(39)
Net (benefit) cost recognized	$(13)	$(7)

	Pension Benefits
	Six Months Ended June 30,
Net (Benefit) Cost	2019	2018
Service cost	$17	$22
Interest cost	42	42
Expected return on plan assets	(79)	(79)
Amortization of net gain	(1)	—
Amortization of prior service credits	(3)	—
Curtailment gain	(117)	—
Net (benefit) cost recognized	$(141)	$(15)

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,
Net (Benefit) Cost	2019	2018
Interest cost	$2	$2
Net (benefit) cost recognized	$2	$2

	Retiree Health and Welfare Benefits
	Six Months Ended June 30,
Net (Benefit) Cost	2019	2018
Interest cost	$4	$4
Net (benefit) cost recognized	$4	$4

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

8.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the six months ended June 30, 2019 and 2018, the Company declared and paid cash distributions of $2.4 billion and $2.3 billion, respectively, to its parent company. In the six months ended June 30, 2019 and 2018, the Company received no tax refunds and refunds of $217 million, respectively, from Berkshire and made tax payments to Berkshire of less than $1 million and $347 million, respectively. As of June 30, 2019 and December 31, 2018, the Company had a payable to Berkshire of $500 million and $54 million, respectively.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

BNSF engages in various transactions with related parties in the ordinary course of business. The following tables summarize revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended June 30,
	2019	2018
Revenues	$42	$33
Expenditures	$100	$97

	Six Months Ended June 30,
	2019	2018
Revenues	$79	$67
Expenditures	$193	$186

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest. As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. The investment in TTX is recorded in other assets. Equity income or losses are recorded in materials and other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers. BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $629 million and $609 million recognized as investments related to TTX in its Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$133	$(3)	$130
Other comprehensive income (loss), net before reclassifications	66	(1)	65
Amounts reclassified from AOCI:
Amortization of net gain[a]	(1)	—	(1)
Amortization of prior service credits[a]	(3)	—	(3)
Tax expense (benefit)	1	—	1
Balance at June 30, 2019	$196	$(4)	$192

Balance at December 31, 2017	$234	$(3)	$231
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Reclassification due to ASU 2016-01 adoption	—	(1)	(1)
Reclassification due to ASU 2018-02 adoption	26	—	26
Balance at June 30, 2018	$260	$(3)	$257

[a]	This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare cost (see Note 7 for additional details).

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

10.	Accounting Pronouncements

No pronouncements materially affecting the Company’s financial statements have been issued since the filing of the Company’s 2018 Annual Report on Form 10-K.

Item 2.	Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of Burlington Northern Santa Fe, LLC and its majority-owned subsidiaries (collectively BNSF, Registrant, or Company). The principal operating subsidiary of BNSF is BNSF Railway Company (BNSF Railway) through which BNSF derives substantially all of its revenues. The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the six months ended June 30, 2019, and a comparative analysis to the six months ended June 30, 2018.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consumer Products	$3,905	$3,839	2,631	2,798
Industrial Products	3,049	2,840	970	964
Agricultural Products	2,334	2,334	574	609
Coal	1,752	1,859	856	899
Total freight revenues	11,040	10,872	5,031	5,270
Other revenues	615	630
Total operating revenues	$11,655	$11,502

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2019	2018
Consumer Products	$1,484	$1,372
Industrial Products	3,143	2,946
Agricultural Products	4,066	3,833
Coal	2,047	2,068
Total freight revenues	$2,194	$2,063

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2019	2018
Total fuel expense [a]	$1,486	$1,597
BNSF fuel surcharges	$641	$636
a  Total fuel expense includes locomotive and non-locomotive fuel.

Six Months Ended June 30, 2019 vs. the Six Months Ended June 30, 2018

Revenues

Revenues for the six months ended June 30, 2019 were $11.7 billion, an increase of $153 million, or 1 percent, as compared with the six months ended June 30, 2018. The increase in revenue is primarily due to a 6 percent increase in average revenue per car / unit as a result of increased rates per car / unit and a favorable outcome of an arbitration hearing. This increase was partially offset by a 5 percent decrease in unit volume due to severe winter weather and flooding on parts of the network, as well as the following:

▪
Consumer Products volumes decreased primarily due to lower intermodal volumes, which were driven by reduced consumer demand and available truck capacity as well as lower international intermodal market share and decreased imports.

▪
Industrial Products volumes increased primarily due to strength in the energy sector, which drove higher demand for petroleum products and liquefied petroleum gas, offset by lower sand volumes and reduced loadings due to the aforementioned challenging weather conditions.

▪	Agricultural Products volumes decreased primarily due to export competition from non-U.S. sources, trade policy, and the aforementioned challenging weather conditions.

▪	Coal volumes decreased primarily due to the aforementioned challenging weather conditions.

Expenses

Operating expenses for the six months ended June 30, 2019 were $7.9 billion, a decrease of $3 million, as compared with the six months ended June 30, 2018. This decrease is due to the following changes in expenses, which include increased costs related to severe winter weather and flooding more than offset by lower volume-related costs and cost controls:

▪	Compensation and benefits expense increased primarily due to wage inflation and higher employee counts.

▪	Fuel expense decreased primarily due to lower average fuel prices and lower volumes.

▪	There were no significant changes in purchased services, depreciation and amortization, equipment rents, materials and other, and interest expense.

Other (income) expense, net income increased primarily due to a curtailment gain related to a first quarter 2019 amendment to the Company’s retirement plans.

The effective tax rate was 24.6 percent and 22.5 percent for the six months ended June 30, 2019 and 2018, respectively. The 2018 effective tax rate included the impact of various state income tax rate reductions enacted during the second quarter of 2018.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II OTHER INFORMATION

Item 6.	Exhibits.

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Company Operating Agreement.	8-K	4/13/2010	001-11535	3.1

4.1	Twenty-second Supplemental Indenture, dated as of July 24, 2019, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	7/24/2019	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF's 3.55% Debentures due February 15, 2050.	8-K	7/24/2019	001-11535	4.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and six months ended June 30, 2019 formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iii) the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (v) the Consolidated Statements of Changes in Equity for the periods ended June 30, 2019 and 2018, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this report because the total amount of securities authorized under any single instrument does not exceed 10 percent of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
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

Date:  August 2, 2019

S-1