Form 10-Q
period 2019-09-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2019-11-04
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2019
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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$6,021	$6,147	$17,676	$17,649

Operating expenses:
Compensation and benefits	1,337	1,378	4,071	4,021
Fuel	725	859	2,211	2,456
Purchased services	687	718	2,087	2,124
Depreciation and amortization	602	580	1,788	1,726
Equipment rents	195	183	573	542
Materials and other	295	320	980	1,041
Total operating expenses	3,841	4,038	11,710	11,910
Operating income	2,180	2,109	5,966	5,739
Interest expense	271	262	806	774
Other (income) expense, net	(32)	(32)	(219)	(82)

Income before income taxes	1,941	1,879	5,379	5,047
Income tax expense	475	486	1,322	1,200
Net income	$1,466	$1,393	$4,057	$3,847

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$1,466	$1,393	$4,057	$3,847

Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	—	(1)	63	(1)
Change in accumulated other comprehensive income (loss) of equity method investees	—	—	(1)	1
Other comprehensive income (loss), net of tax	—	(1)	62	—
Total comprehensive income	$1,466	$1,392	$4,119	$3,847

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,572	$1,985
Accounts receivable, net	1,579	1,499
Materials and supplies	759	793
Other current assets	176	257
Total current assets	5,086	4,534

Property and equipment, net of accumulated depreciation of $11,512 and $10,004, respectively	64,002	63,185
Goodwill	14,851	14,851
Operating lease right-of-use assets	2,423	—
Intangible assets, net of accumulated amortization of $306 and $279, respectively	346	373
Other assets	2,325	2,150
Total assets	$89,033	$85,093

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,730	$3,261
Long-term debt due within one year	1,321	830
Total current liabilities	5,051	4,091

Long-term debt	22,669	22,396
Deferred income taxes	14,239	13,795
Operating lease liabilities	1,678	—
Casualty and environmental liabilities	446	486
Intangible liabilities, net of accumulated amortization of $1,043 and $1,022, respectively	360	381
Pension and retiree health and welfare liability	273	267
Other liabilities	949	1,028
Total liabilities	45,665	42,444
Commitments and contingencies (see Notes 5 and 6)
Equity:
Member’s equity	43,176	42,519
Accumulated other comprehensive income (loss)	192	130
Total equity	43,368	42,649
Total liabilities and equity	$89,033	$85,093

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$4,057	$3,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,788	1,726
Deferred income taxes	423	279
Long-term casualty and environmental liabilities, net	(35)	(24)
Other, net	(314)	(106)
Changes in current assets and liabilities:
Accounts receivable, net	(80)	(125)
Materials and supplies	34	(23)
Other current assets	(147)	(55)
Accounts payable and other current liabilities	71	424
Net cash provided by operating activities	5,797	5,943

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(2,363)	(2,022)
Acquisition of equipment	(181)	(134)
Purchases of investments and investments in time deposits	(6)	(23)
Proceeds from sales of investments and maturities of time deposits	19	37
Other, net	(37)	(114)
Net cash used in investing activities	(2,568)	(2,256)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	825	1,500
Payments on long-term debt	(54)	(711)
Cash distributions	(3,400)	(4,150)
Other, net	(13)	(21)
Net cash used in financing activities	(2,642)	(3,382)
Increase in cash and cash equivalents	587	305
Cash and cash equivalents:
Beginning of period	1,985	1,975
End of period	$2,572	$2,280

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$815	$819
Capital investments accrued but not yet paid	$227	$166
Income taxes paid, net of refunds	$959	$540
Non-cash asset financing	$8	$4

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	$42,519	$130	$42,649
Cash distributions	(1,200)	—	(1,200)
Comprehensive income (loss), net of tax	1,253	62	1,315
Balance at March 31, 2019	42,572	192	42,764
Cash distributions	(1,200)	—	(1,200)
Comprehensive income (loss), net of tax	1,338	—	1,338
Balance at June 30, 2019	42,710	192	42,902
Cash distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,466	—	1,466
Balance at September 30, 2019	$43,176	$192	$43,368

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	$42,778	$231	$43,009
Adoption of ASC Topic 606[a]	(3)	—	(3)
Equity method investee adoption of ASU 2016-01[b]	1	(1)	—
Reclassification upon early adoption of ASU 2018-02[c]	(26)	26	—
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,145	1	1,146
Balance at March 31, 2018	42,795	257	43,052
Cash distributions	(1,175)	—	(1,175)
Comprehensive income (loss), net of tax	1,309	—	1,309
Balance at June 30, 2018	42,929	257	43,186
Cash distributions	(1,875)	—	(1,875)
Comprehensive income (loss), net of tax	1,393	(1)	1,392
Balance at September 30, 2018	$42,447	$256	$42,703

[a]	Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers

[b]	Accounting Standards Update (ASU) No. 2016-01 Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities

[c]	ASU No. 2018-02 Income Statement - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of September 30, 2019, and the results of operations for the three and nine months ended September 30, 2019 and 2018.

2.	Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consumer Products	$1,973	$2,002	$5,878	$5,841
Industrial Products	1,588	1,576	4,637	4,416
Agricultural Products	1,166	1,165	3,500	3,499
Coal	996	1,069	2,748	2,928
Total freight revenues	5,723	5,812	16,763	16,684
Non-rail logistics subsidiary	199	235	595	641
Accessorial and other	99	100	318	324
Total other revenues	298	335	913	965
Total operating revenues	$6,021	$6,147	$17,676	$17,649

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. At both September 30, 2019 and December 31, 2018, $1.3 billion represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. At September 30, 2019 and December 31, 2018, remaining performance obligations were $210 million and $237 million, respectively.

3.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At September 30, 2019 and December 31, 2018, $94 million and $87 million, respectively, of such allowances had been recorded.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4.	Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using a modified retrospective approach for leases existing at or entered into after the effective date. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard. The standard requires the recognition of right-of-use assets and lease liabilities for operating leases on the Company’s Consolidated Balance Sheets. The accounting for finance leases remained unchanged. There was no effect of adopting Topic 842 on member’s equity, operating income, or net income. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted.

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

The following table shows the components of lease cost (in millions):

Lease Cost	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$116	$361
Finance lease cost:
Amortization of right-of-use assets	9	28
Interest on lease liabilities	6	18
Short-term lease cost	22	64
Total lease cost	$153	$471

Supplemental balance sheet information related to leases was as follows (in millions):

Operating Leases	September 30, 2019
Operating lease right-of-use assets	$2,423

Accounts payable and other current liabilities	$460
Operating lease liabilities	1,678
Total operating lease liabilities	$2,138

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Finance Leases	September 30, 2019
Property and equipment	$794
Accumulated depreciation	(340)
Property and equipment, net	$454

Long-term debt due within one year	$48
Long-term debt	337
Total finance lease liabilities	$385

Supplemental cash flow information related to leases was as follows (in millions):

Cash Flow	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$368
Operating cash flows for finance leases	$19
Financing cash flows for finance leases	$34
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$101

Other information related to leases was as follows:

Other Information	September 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	7.8
Finance leases	4.9
Weighted-average discount rate:
Operating leases	3.7%
Finance leases	6.3%

Maturities of lease liabilities as of September 30, 2019 are summarized as follows (in millions):

	Operating Leases	Finance Leases
2019	$42	$19
2020	510	69
2021	436	200
2022	346	35
2023	301	28
Thereafter	818	101
Total lease payments	2,453	452
Less amount representing interest	(315)	(67)
Total	$2,138	$385

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Future minimum lease payments as of December 31, 2018 are summarized as follows (in millions):

	Operating Leases	Capital Leases
2019	$400	$72
2020	496	69
2021	421	200
2022	328	35
2023	289	28
Thereafter	787	101
Total lease payments	$2,721	505
Less amount representing interest		(86)
Total		$419

5.	Debt

Notes and Debentures

In May 2019, BNSF filed a new automatic shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities which became effective on May 8, 2019 and will remain effective for three years.

In May 2019, the Board of Managers (the Board) authorized an additional $2.25 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the SEC. As of September 30, 2019, $1.675 billion remained authorized by the Board to be issued through the SEC debt shelf offering process.

In July 2019, BNSF issued $825 million of 3.55 percent debentures due February 15, 2050. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of September 30, 2019, the Company was in compliance with these financial covenants.

Fair Value of Debt Instruments

At September 30, 2019 and December 31, 2018, the fair value of BNSF’s debt, excluding finance leases, was $27.6 billion and $24.1 billion, respectively, while the book value, which also excludes finance leases, was $23.6 billion and $22.8 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Guarantees

As of September 30, 2019, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2019, were as follows (dollars in millions):

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

Indemnities

In the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. The Company believes that these clauses are generally customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Despite the uncertainty whether events which would trigger the indemnification obligations would ever occur, the Company does not believe that these indemnity agreements will have a material adverse effect on the Company’s results of operations, financial position, or liquidity. Additionally, the Company believes that, due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty and that the fair value of any such amount would be immaterial to the Consolidated Financial Statements. Unless separately disclosed above, no fair value liability related to indemnities has been recorded in the Consolidated Financial Statements.

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

BNSF estimates its personal injury liability claims and expense using standard actuarial methodologies based on the covered population, activity levels and trends in frequency, and the costs of covered injuries. The Company monitors actual experience against the forecasted number of claims to be received, the forecasted number of claims closing with payment, and expected claim payments and records adjustments as new events or changes in estimates develop.

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$308	$307
Accruals / changes in estimates	69	56
Payments	(88)	(62)
Ending balance	$289	$301
Current portion of ending balance	$85	$80

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $245 million to $345 million.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Environmental

BNSF is subject to extensive federal, state, and local environmental regulation. The Company’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF’s land holdings are or have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Under federal (in particular, the Comprehensive Environmental Response, Compensation, and Liability Act) and state statutes, the Company may be held jointly and severally liable for cleanup and enforcement costs associated with a particular site without regard to fault or the legality of the original conduct. The Company participates in the study, cleanup, or both of environmental contamination at approximately 200 sites.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental costs (in millions):

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$298	$317
Accruals / changes in estimates	—	(5)
Payments	(16)	(13)
Ending balance	$282	$299
Current portion of ending balance	$40	$35

The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $230 million to $380 million.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, including FELA claims, railroad protective and force account insurance claims, certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits and money market accounts. At September 30, 2019, there was $507 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets, as compared with $519 million at December 31, 2018.

The Company experienced significant flooding across parts of the network for which impacts extended into the third quarter. The Company is insured for certain costs incurred as a result of flooding and is in process of compiling and submitting claims to its insurers. The Company may recover up to $250 million associated with property damage, business interruption and extra expense incurred as part of the flooding.

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

Components of the net (benefit) cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net (Benefit) Cost	2019	2018	2019	2018
Service cost	$7	$12	$24	$34
Interest cost	20	20	62	62
Expected return on plan assets	(41)	(39)	(120)	(118)
Amortization of net gain	—	—	(1)	—
Amortization of prior service credits	—	—	(3)	—
Curtailment gain	—	—	(117)	—
Net (benefit) cost recognized	$(14)	$(7)	$(155)	$(22)

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net (Benefit) Cost	2019	2018	2019	2018
Service cost	$1	$1	$1	$1
Interest cost	2	2	6	6
Amortization of prior service credits	—	(2)	—	(2)
Net (benefit) cost recognized	$3	$1	$7	$5

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

8.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the nine months ended September 30, 2019 and 2018, the Company declared and paid cash distributions of $3.4 billion and $4.2 billion, respectively, to its parent company. In the nine months ended September 30, 2019 and 2018, the Company made tax payments to Berkshire of $741 million and $591 million, respectively. Additionally, the Company received $217 million of tax refunds from Berkshire in the nine months ended September 30, 2018. As of September 30, 2019, the Company had a tax receivable from Berkshire of $32 million. As of December 31, 2018, the Company had a tax payable to Berkshire of $54 million.

BNSF engages in various transactions with related parties in the ordinary course of business. The following tables summarize revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$39	$39	$118	$106
Expenditures	$93	$95	$286	$281

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest. As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets. Equity income or losses are recorded in materials and other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers. BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $645 million and $609 million recognized as investments related to TTX in its Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

9.	Accumulated Other Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in accumulated other comprehensive income, a component of equity within the Consolidated Balance Sheets, rather than net income on the Consolidated Statements of Income. Other comprehensive income may include, among other things, unrecognized gains and losses and prior service credit related to pension and other postretirement benefit plans.

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$133	$(3)	$130
Other comprehensive income (loss), net before reclassifications	66	(1)	65
Amounts reclassified from AOCI:
Amortization of net gain[a]	(1)	—	(1)
Amortization of prior service credits[a]	(3)	—	(3)
Tax expense (benefit)	1	—	1
Balance at September 30, 2019	$196	$(4)	$192

Balance at December 31, 2017	$234	$(3)	$231
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Reclassification due to ASU 2016-01 adoption	—	(1)	(1)
Reclassification due to ASU 2018-02 adoption	26	—	26
Amortization of prior service credits[a]	(2)	—	(2)
Tax expense (benefit)	1	—	1
Balance at September 30, 2018	$259	$(3)	$256

[a]	This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare cost (see Note 7 for additional details).

10.	Accounting Pronouncements

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the nine months ended September 30, 2019, and a comparative analysis to the nine months ended September 30, 2018.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consumer Products	$5,878	$5,841	4,014	4,198
Industrial Products	4,637	4,416	1,474	1,483
Agricultural Products	3,500	3,499	856	908
Coal	2,748	2,928	1,338	1,401
Total freight revenues	16,763	16,684	7,682	7,990
Other revenues	913	965
Total operating revenues	$17,676	$17,649

	Average Revenue Per Car / Unit
	Nine Months Ended September 30,
	2019	2018
Consumer Products	$1,464	$1,391
Industrial Products	3,146	2,978
Agricultural Products	4,089	3,854
Coal	2,054	2,090
Total freight revenues	$2,182	$2,088

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Nine Months Ended September 30,
	2019	2018
Fuel expense [a]	$2,211	$2,456
Fuel surcharges	$973	$1,015
a  Fuel expense includes locomotive and non-locomotive fuel.

Nine Months Ended September 30, 2019 vs. the Nine Months Ended September 30, 2018

Revenues

Revenues for the nine months ended September 30, 2019 were $17.7 billion, an increase of $27 million, as compared with the nine months ended September 30, 2018. The increase in revenue is primarily due to a 5 percent increase in average revenue per car / unit as a result of increased rates per car / unit and a favorable outcome of an arbitration hearing. This increase was partially offset by a 4 percent decrease in unit volume due to severe winter weather and flooding on parts of the network, as well as the following:

▪
Consumer Products volumes decreased primarily due to lower intermodal volumes, which were driven by overall lower demand and the availability of truck capacity as well as lower international intermodal market share.

▪
Industrial Products volumes decreased primarily due to overall softness in the industrial sector, lower sand volumes, and reduced car loadings due to the aforementioned challenging weather conditions. This decrease was partially offset by higher demand for petroleum products and liquefied petroleum gas.

▪
Agricultural Products volumes decreased primarily due to export competition from non-U.S. sources, the impacts of changes in international trade policies, and the aforementioned challenging weather conditions.

▪	Coal volumes decreased primarily due to the aforementioned challenging weather conditions as well as the effects of lower natural gas prices.

Expenses

Operating expenses for the nine months ended September 30, 2019 were $11.7 billion, a decrease of $200 million, or 2 percent, as compared with the nine months ended September 30, 2018. This decrease is due to lower volume-related costs and cost controls, partially offset by increased costs related to severe winter weather and flooding, as well as the following:

▪	Fuel expense decreased primarily due to lower average fuel prices and lower volumes.

▪	There were no significant changes in compensation and benefits, purchased services, depreciation and amortization, equipment rents, materials and other, and interest expense.

Other (income) expense, net income increased primarily due to a curtailment gain related to a first quarter 2019 amendment to the Company’s retirement plans.

The effective tax rate was 24.6 percent and 23.8 percent for the nine months ended September 30, 2019 and 2018, respectively. The 2018 effective tax rate included the impact of various state income tax rate reductions enacted during the second quarter of 2018.

Capital Commitments

BNSF anticipates that capital commitments for 2019 will be approximately $3.67 billion, or $100 million higher than previously disclosed.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•  Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability and cost of capital; changes in customer demand; effects of adverse economic conditions affecting shippers or BNSF’s supplier base; effects due to more stringent regulatory policies such as the regulation of greenhouse gas emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for products BNSF hauls; the impact of low natural gas or oil prices on energy-related commodities demand; changes in environmental laws and other laws and regulations that could affect the demand for drilling products and products produced by drilling; changes in prices of fuel and other key materials, the impact of high barriers to entry for prospective new suppliers, and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment.

•   Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations, the marketing of services or regulatory restrictions on equipment; the ultimate outcome of shipper and rate claims subject to adjudication; claims, investigations, or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF operations; losses resulting from claims and litigation relating to personal injuries, asbestos, and other occupational diseases; the release of hazardous materials, environmental contamination, and damage to property; regulation, restrictions or caps, or other controls on transportation of energy-related commodities or other operating restrictions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations; and changes in tax rates and tax laws.

•   Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; disruptions to BNSF’s technology network including computer systems and software, such as cybersecurity intrusions, misappropriation of assets or sensitive information, corruption of data or operational disruptions; network congestion, including effects of greater than anticipated demand for transportation services and equipment; as well as natural events such as severe weather, fires, floods, and earthquakes or man-made or other disruptions of BNSF’s or other railroads’ operating systems, structures, or equipment including the effects of acts of war or terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

Beginning May 14, 2007, some 30 similar class action complaints were filed in six federal district courts around the country by rail shippers against BNSF Railway and other Class I railroads alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws. The complaints seek injunctive relief and unspecified treble damages. These cases were consolidated and are currently pending in the federal District Court for the District of Columbia for coordinated or consolidated pretrial proceedings. (In re: Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). Consolidated amended class action complaints were filed against BNSF Railway and three other Class I railroads in April 2008. On June 21, 2012, the District Court certified the class sought by the plaintiffs. BNSF Railway and the other three Class I railroads appealed the class certification decision to the U.S. Court of Appeals. On August 9, 2013, the U.S. Court of Appeals vacated the District Court’s class certification decision and remanded the case to permit the District Court to reconsider its decision in light of the United States Supreme Court case of Comcast Corp. v. Behrend. In September 2016, the District Court held a hearing to determine whether to certify a class. On October 10, 2017, the District Court denied the plaintiffs’ motion to certify a class. The plaintiffs appealed the denial of class certification to the U.S. Court of Appeals. In September 2018, the U.S. Court of Appeals held a hearing on the appeal of the denial of class certification.  On August 16, 2019, the U.S. Court of Appeals affirmed the District Court’s denial of class certification.  The Company continues to believe that these allegations are without merit and will continue to vigorously dispute any such claims in any subsequent litigation by individual parties involving such allegations.  The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and nine months ended September 30, 2019 formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iii) the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) the Consolidated Statements of Changes in Equity for the periods ended September 30, 2019 and 2018, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this report because the total amount of securities authorized under any single instrument does not exceed 10 percent of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
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

Date:  November 1, 2019

S-1