Form 10-K
period 2019-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2020-02-21
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________TO __________
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
100% of the membership interests of Burlington Northern Santa Fe, LLC outstanding as of February 21, 2020 is held by National Indemnity Company, a wholly-owned subsidiary of Berkshire Hathaway Inc.
Documents Incorporated by Reference: None
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

i

ii

Part I

Item 1. Business

Burlington Northern Santa Fe Corporation was incorporated in the State of Delaware on December 16, 1994. On February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger (Merger) of a Berkshire wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation with the surviving entity renamed Burlington Northern Santa Fe, LLC (BNSF, Registrant, or Company). Further information about the Merger is incorporated by reference from Note 1 to the Consolidated Financial Statements.

BNSF is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. The rail operations of BNSF Railway Company (BNSF Railway), the Company’s principal operating subsidiary, comprise one of the largest railroad systems in North America. As of December 31, 2019, BNSF Railway had approximately 40,750 employees.

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

Changes in government policy could negatively impact demand for the Company’s services, impair its ability to price its services, or increase its costs or liability exposure.
Changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws, regulation of greenhouse gas emissions, permitting, or other regulatory requirements could reduce the demand for coal and other fossil fuels, or other products and revenues from the transportation services provided by BNSF Railway. Also, changes in environmental laws and other laws and regulations could reduce the demand for drilling products and products produced by drilling. United States and foreign government tariffs or subsidies could affect the demand for products the Company hauls. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board (STB) in various areas, including rates, services, and access to facilities could adversely impact the Company’s ability to determine prices for rail services and significantly affect the revenues, costs, and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, a reduction in profitability could hinder the Company’s ability to maintain, improve, or expand its rail network, facilities and equipment. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues. Changes in tax rates, enactment of new tax laws and amendments to existing tax regulations could have a material adverse impact on the Company’s operating results, financial condition, or liquidity.

The Company’s success depends on its ability to continue to comply with the significant federal, state, and local governmental regulations to which it is subject.
The Company is subject to a significant amount of governmental laws and regulations with respect to its rates and practices, taxes, railroad operations, and a variety of health, safety, labor, environmental, and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative and/or regulatory framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. For example, federal legislation, enacted in 2008 and amended in 2015, mandated the implementation of positive train control technology (PTC) by December 31, 2020, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation (TIH) hazardous materials are transported. Complying with legislative and regulatory changes may pose significant operating and implementation risks and require significant capital expenditures.

As part of its railroad operations, the Company frequently transports chemicals and other hazardous materials, which could expose it to the risk of significant claims, losses, and penalties and operating restrictions.
BNSF Railway frequently transports chemicals and other hazardous materials and is required to transport these commodities to the extent of its common carrier obligation. A release of TIH or other hazardous commodities could result in significant personal injury or loss of life and extensive property damage as well as environmental remediation and restoration obligations and penalties. The associated costs could have an adverse effect on the Company’s operating results, financial condition, or liquidity, as the Company is not insured above a certain threshold. Further, the rates BNSF Railway receives for transporting these commodities do not adequately compensate it should there be some type of accident. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available to the Company in the future if there is a catastrophic event related to rail transportation of these commodities. Regulatory imposition of routing or speed or other restrictions on the transportation of such products could adversely affect train velocity and network fluidity and adversely affect the Company’s results of operations, financial condition, or liquidity.

The Company faces intense competition from rail carriers and other transportation providers, and its failure to compete effectively could adversely affect its results of operations, financial condition or liquidity.
The Company operates in a highly competitive business environment. Depending on the specific market, the Company faces intermodal, intramodal, product, and geographic competition. Competition from other railroads and motor carriers, as well as barges, ships, and pipelines in certain markets, may be reflected in pricing, market share, level of services, reliability, and other factors. For example, the Company believes that high service truck lines, due to their ability to deliver non-bulk products on an expedited basis, may have an adverse effect on the Company’s ability to compete for deliveries of non-bulk, time-sensitive freight. While the Company must build or acquire, maintain, and privately fund its rail system, trucks and barges are able to use public rights-of-way maintained and funded by public entities. Any material increase in the capacity and quality or decrease in the cost of these alternative methods or the passage of legislation granting greater latitude to motor carriers with respect to size and weight restrictions or driver requirements could have an adverse effect on the Company’s results of operations, financial condition, or liquidity. In addition, a failure to provide the level of service required by the Company’s customers could result in loss of business to competitors. Changes in the ports used by ocean carriers or the use of all-water routes from the Pacific Rim to the East Coast or other changes in the supply chain or trade policy could also have an adverse effect on the Company’s volumes and revenues. Further, low natural gas or oil prices could impact future energy-related commodities demand.

The Company is subject to various claims and lawsuits, and increases in the amount or severity of these claims and lawsuits could adversely affect the Company’s operating results, financial condition, or liquidity.
As part of its railroad operations, the Company is exposed to various claims and litigation related to commercial disputes, personal injury, property damage, environmental liability, and other matters. Personal injury claims by BNSF Railway employees are subject to the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. The Company believes that the FELA system, which includes unscheduled awards and a reliance on the jury system, can contribute to increased expenses. Other proceedings include claims by third parties for punitive as well as compensatory damages and, from time to time, may include proceedings that have been certified as or purport to be class actions. Developments in legislative and judicial standards, material changes to litigation trends, or a catastrophic rail accident or series of accidents involving any or all of property damage, personal injury, and environmental liability could have a material adverse effect on the Company’s operating results, financial condition, or liquidity.

The Company is subject to stringent environmental laws and regulations, which may impose significant costs on its business operations.
The Company’s operations are subject to extensive federal, state, and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to the ground or waters; the generation, handling, storage, transportation, and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Many land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Environmental liability can extend to previously owned or operated properties, leased properties, and properties owned by third parties, as well as to properties currently owned and used by the Company’s subsidiaries. Environmental liabilities have arisen and may continue to arise from claims asserted by adjacent landowners, other third parties in toxic tort litigation, or as a result of alleged damages to natural resources or environmental incidents. The Company’s subsidiaries have been and may continue to be subject to allegations or findings to the effect that they have violated, or are strictly liable under, these laws or regulations. The Company’s operating results, financial condition or liquidity could be adversely affected as a result of any of the foregoing, and it may be required to incur significant expenses to investigate and remediate environmental contamination. The Company may also incur fines, penalties and other sanctions to resolve any alleged violations of environmental law. In addition, delays, litigation, local concerns, special interest opposition, and difficulty in obtaining approvals for projects requiring federal, state, or local equivalent permitting could inhibit the Company’s ability to build strategic facilities and rail infrastructure, which could adversely impact growth and operational efficiency.

Downturns in the economy could adversely affect demand for the Company’s services.
Significant, extended negative changes in domestic and global economic conditions that impact the producers and consumers of the commodities transported by the Company may have an adverse effect on the Company’s operating results, financial condition, or liquidity. Declines in or muted manufacturing activity, economic growth, and international trade all could result in reduced revenues in one or more business units.

Negative changes in general economic conditions could lead to disruptions in the credit markets, increase credit risks and could adversely affect the Company’s financial condition or liquidity.
Challenging economic conditions may not only affect revenues due to reduced demand for many goods and commodities, but could result in payment delays, increased credit risk and possible bankruptcies of customers. The Company’s business is capital-intensive and the Company may finance a portion of the building and maintenance of infrastructure as well as the acquisition of locomotives and other rail equipment. Economic slowdowns and related credit market disruptions may adversely affect the Company’s cost structure, its timely access to capital to meet financing needs, and costs of its financings. The Company could also face increased counterparty risk to its cash investments. Adverse economic conditions could also affect the Company’s costs for insurance or its ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. Declines in the securities and credit markets could also affect the Company’s pension fund and railroad retirement tax rates, which in turn could increase funding requirements.

Fuel supply availability, fuel prices and dependency on certain key railroad equipment and material suppliers may adversely affect the Company’s results of operations, financial condition, or liquidity.
Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, rising global demand and international political and economic factors. A significant reduction in fuel availability could impact the Company’s ability to provide transportation services at current levels, increase fuel costs, and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition, or liquidity. If the price of fuel increases substantially, the Company expects to be able to recover a significant portion of these higher fuel costs. However, to the extent that the Company is unable to recover these costs, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition, or liquidity. Due to the capital intensive nature and sophistication of certain railroad equipment and material, prospective new suppliers are subject to high barriers of entry. If railroad equipment and material suppliers experience a supply or capacity shortage or discontinue operations, or if they are unable to meet regulatory specifications, the Company could experience significant cost increases as well as limited supply of railroad equipment and material necessary for the Company’s operations.

Climate change, market or regulatory responses to climate change, and other emissions-related laws and regulations could adversely affect the Company’s operations and financial results.
Climate change and other emissions-related laws and regulations have been proposed, and in some cases adopted, on the federal, state, provincial, and local levels. These final and proposed laws and regulations take the form of restrictions, caps, taxes, or other controls on emissions. Changes in clean air laws, regulation of greenhouse gas emissions, and permitting or other regulatory requirements could reduce the demand for coal or other commodities we carry and, thereby, affect revenues from the transportation services provided by BNSF Railway. Emission regulations, including additional federal, state, or local carbon pricing, could also affect fuel efficiency and increase operating costs. Significant cost increases, government regulation, or changes in consumer preferences for goods and services relating to alternative sources of energy or emission reductions could materially affect the markets for the commodities we carry, which in turn could have a material adverse effect on operations, financial condition, and liquidity. Finally, changes to or limits on greenhouse gas emissions and other criteria air pollutants could also result in significant capital expenditures to comply with these regulations.

Severe weather and natural disasters could disrupt normal business operations, the potential effects of which could result in increased costs and liabilities and decreases in revenues.
The Company’s success is dependent on its ability to operate its railroad system efficiently. Severe weather, climate change, and natural disasters, such as tornados, fires, flooding, and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. In addition, damages to or loss of use of significant aspects of the Company’s infrastructure due to natural or man-made disruptions could have an adverse effect on the Company’s operating results, financial condition, or liquidity for an extended period of time until repairs or replacements could be made. Additionally, during natural disasters, the Company’s workforce may be unavailable, which could result in further delays. Extreme swings in weather could also negatively affect the performance of locomotives and rolling stock.

The Company’s operational dependencies may adversely affect results of operations, financial condition, or liquidity.
Due to the integrated nature of the United States’ freight transportation infrastructure, the Company’s operations may be negatively affected by service disruptions of other entities, such as ports, passenger trains, and other railroads, which interchange with the Company. A significant, prolonged service disruption of one or more of these entities could have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

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
Terrorist attacks and any government response to those types of attacks and war or risk of war may adversely affect the Company’s results of operations, financial condition, or liquidity. The Company’s rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues and have an adverse effect on operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign, or war or risk of war may have an adverse impact on the Company’s operating results and financial condition by causing unpredictable operating or financial conditions, including disruptions of BNSF Railway or connecting rail lines, loss of critical customers or partners, volatility of or a sustained increase of fuel prices, fuel shortages, general economic decline, and instability or weakness of financial markets. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically, the coverage available may not adequately compensate it for certain types of incidents and certain coverages may not be available to the Company in the future.

The Company depends on the stability and availability of its technology systems.
The Company relies on technology in all aspects of its business. A significant disruption or failure of its technology systems could result in service interruptions, safety failures, security events, regulatory compliance failures, the inability to protect corporate information or assets against unauthorized use, or other operational difficulties. Although the Company has taken steps to mitigate these risks, including business continuity planning, disaster recovery planning, systems testing, protection and monitoring, and business impact analysis, a significant disruption or cyber intrusion could adversely affect the Company’s results of operations, financial condition, or liquidity. Additionally, if the Company is unable to acquire, develop, implement, adopt, or protect rights around new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

Most of the Company’s employees are represented by unions, and failure to negotiate reasonable collective bargaining agreements may result in strikes, work stoppages, or substantially higher ongoing labor costs.
A significant majority of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with various labor organizations. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over an extended period of time and have previously not resulted in any extended work stoppages. For ongoing negotiations, the existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of presidential or congressional intervention) are exhausted. While the negotiations have not yet resulted in any extended work stoppages, if BNSF Railway is unable to negotiate acceptable new agreements, it could result in strikes by the affected workers, loss of business, disruption of operations, and increased operating costs as a result of higher wages or benefits paid to union members, any of which could have an adverse effect on the Company’s operating results, financial condition, or liquidity.

The unavailability of qualified personnel could adversely affect the Company’s operations.
Changes in demographics, training requirements, and the unavailability of qualified personnel, particularly engineers and trainmen, could negatively impact the Company’s ability to meet demand for rail service. Recruiting and retaining qualified personnel, particularly those with expertise in the railroad industry, are vital to operations. Although the Company believes that it has adequate personnel for the current business environment, unpredictable increases in demand for rail services may exacerbate the risk of not having sufficient numbers of trained personnel, which could have a negative impact on operational efficiency and otherwise have an adverse effect on the Company’s operating results, financial condition, or liquidity.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America. BNSF Railway operates approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks, and sidings) in 28 states and three Canadian provinces. BNSF Railway owns over 23,000 route miles, including easements, and operates on over 9,000 route miles of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks. As of December 31, 2019, the total BNSF Railway system (including single and multiple main tracks, yard tracks, and sidings) consisted of over 50,000 operated miles of track.

Property and Facilities
BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management, regional dispatching centers, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers, and other freight traffic. These facilities include approximately 25 intermodal hubs located across the system.

As of December 31, 2019, BNSF Railway owned or held under non-cancelable leases exceeding one year approximately 8,000 locomotives and 70,000 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF incurs significant costs in repairing and maintaining its properties. In 2019, BNSF recorded approximately $2 billion in repairs and maintenance expense in the Consolidated Statements of Income.

Business Mix
In serving the Midwest, Pacific Northwest, Western, Southwestern, and Southeastern regions and ports of the country, BNSF transports, through one operating transportation services segment, a range of products and commodities derived from the manufacturing, agricultural, and natural resource industries. Freight revenues of the Company are covered by contractual agreements of varying durations or common carrier published prices or quotations offered by the Company. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels. The following map illustrates the Company’s primary routes, including trackage rights, which allow BNSF to access major cities and western and southern ports in the United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF efficiently serves many smaller markets by working closely with approximately 200 shortline railroads. BNSF has also entered into marketing agreements with other rail carriers, expanding the marketing reach for each railroad and our collective customers.

NETWORK MAP
BNSF RAILWAY
LEGEND
BNSF
UP/SP Trackage Rights
Handling Carrier
Haulage Agreement
0 50 100 200 Miles
0 50 100 200 300 Kilometers
© 2020 BNSF Railway
January 2020
Map Created by
Bartlett&West
Vancouver
Seattle
Spokane
Portland
Havre
Minot
Winnipeg
Fargo
Superior
Minneapolis
St. Paul
Billings
Gillette
Sioux Falls
Chicago
Toledo
Galesburg
Alliance
Salt Lake City
Lincoln
Stockton
Oakland
Denver
Topeka
Kansas City
St. Louis
Springfield
Memphis
Oklahoma City
Amarillo
Albuquerque
Belen
Winslow
Los Angeles
Long Beach
San Bernardino
San Diego
Phoenix
Birmingham
Atlanta
Fort Worth
El Paso
New Orleans
Houston
BRITISH COLUMBIA
ALBERTA
SASKATCHEWAN
MANITOBA
ONTARIO
QUÉBEC
NEW BRUNSWICK
WASHINGTON
OREGON
IDAHO
MONTANA
NORTH DAKOTA
SOUTH DAKOTA
WYOMING
NEBRASKA
MINNESOTA
WISCONSIN
MICHIGAN
IOWA
ILLINOIS
INDIANA
OHIO
PENNSYLVANIA
NEW YORK
VERMONT
NEW HAMPSHIRE
MAINE
MASS.
CONNECTICUT
NEW JERSEY
DEL.
MARYLAND
WEST VIRGINIA
VIRGINIA
KENTUCKY
NORTH CAROLINA
TENNESSEE
SOUTH CAROLINA
GEORGIA
ALABAMA
MISSISSIPPI
LOUISIANA
ARKANSAS
MISSOURI
KANSAS
OKLAHOMA
TEXAS
FLORIDA
NEVADA
UTAH
COLORADO
CALIFORNIA
ARIZONA
NEW MEXICO
BAJA CALIFORNIA
BAJA CALIFORNIA SUR
SONORA
CHIHUAHUA
COAHUILA
SINALOA
DURANGO
NUEVO LEON
TAMAULIPAS
ZACATECAS

Consumer Products:
The Consumer Products freight business provided 35 percent of freight revenues for the year ended December 31, 2019, and consisted of the following business units: Domestic Intermodal (including Truckload/Intermodal Marketing Companies and Expedited Truckload/Less-than-Truckload/Parcel), International Intermodal, and Automotive.

Industrial Products:
The Industrial Products freight business provided 27 percent of freight revenues for the year ended December 31, 2019, and consisted of the following five business units: Construction Products, Petroleum Products, Building Products, Chemicals and Plastics Products, and Food and Beverages.

Agricultural Products:
The transportation of Agricultural Products provided 21 percent of freight revenues for the year ended December 31, 2019. These products include corn, wheat, ethanol, soybeans, bulk foods, fertilizer, oil seeds and meals, feeds, oils, flour and mill products, specialty grains, milo, barley, oats and rye, and malt.

Coal:
The transportation of coal contributed 17 percent of freight revenues for the year ended December 31, 2019, with more than 90 percent of all of BNSF’s coal tons originating from the Powder River Basin of Wyoming and Montana.

Government Regulation and Legislation
The Company’s rail operations are subject to the regulatory jurisdiction of the STB, the Federal Railroad Administration of the United States Department of Transportation (DOT), the Occupational Safety and Health Administration (OSHA), as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF’s business.

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

Competition
The business environment in which BNSF Railway operates is highly competitive. Depending on the specific market, deregulated motor carriers and other railroads, as well as river barges, ships and pipelines in certain markets, may exert pressure on price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure, and minimal empty mileage continues to affect the market for non-bulk, time-sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF Railway and other railroads continue to seek to develop and implement operating efficiencies to improve productivity.

As railroads streamline, rationalize, and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway’s primary rail competitor in the western region of the United States is the Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway.

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

Beginning May 14, 2007, some 30 similar class action complaints were filed in six federal district courts around the country by rail shippers against BNSF Railway and other Class I railroads alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws. The complaints seek injunctive relief and unspecified treble damages. These cases were consolidated and are currently pending in the federal District Court for the District of Columbia for coordinated or consolidated pretrial proceedings. (In re: Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). Consolidated amended class action complaints were filed against BNSF Railway and three other Class I railroads in April 2008. On June 21, 2012, the District Court certified the class sought by the plaintiffs. BNSF Railway and the other three Class I railroads appealed the class certification decision to the U.S. Court of Appeals. On August 9, 2013, the U.S. Court of Appeals vacated the District Court’s class certification decision and remanded the case to permit the District Court to reconsider its decision in light of the United States Supreme Court case of Comcast Corp. v. Behrend. In September 2016, the District Court held a hearing to determine whether to certify a class. On October 10, 2017, the District Court denied the plaintiffs’ motion to certify a class. The plaintiffs appealed the denial of class certification to the U.S. Court of Appeals. In September 2018, the U.S. Court of Appeals held a hearing on the appeal of the denial of class certification.  On August 16, 2019, the U.S. Court of Appeals affirmed the District Court’s denial of class certification.  The Company continues to believe that these allegations are without merit and will continue to vigorously dispute any such claims in any subsequent litigation by individual parties involving such allegations.  The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations, or liquidity.

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

Item 7. Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the results of operations of Burlington Northern Santa Fe, LLC and its majority-owned subsidiaries (collectively, BNSF, Registrant, or Company). The principal operating subsidiary of BNSF is BNSF Railway Company through which BNSF derives substantially all of its revenues. The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the year ended December 31, 2019, and a comparative analysis of the year ended December 31, 2018.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Years Ended December 31,		Years Ended December 31,
	2019	2018	2019	2018
Consumer Products	$7,860	$7,902	5,342	5,597
Industrial Products	6,068	5,967	1,931	1,991
Agricultural Products	4,685	4,697	1,146	1,208
Coal	3,715	4,012	1,802	1,902
Total freight revenues	22,328	22,578	10,221	10,698
Other revenues	1,187	1,277
Total operating revenues	$23,515	$23,855

	Average Revenue Per Car / Unit
	Years Ended December 31,
	2019	2018
Consumer Products	$1,471	$1,412
Industrial Products	3,142	2,997
Agricultural Products	4,088	3,888
Coal	2,062	2,109
Total freight revenues	$2,185	$2,110

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Years Ended December 31,
	2019	2018
Fuel expense[a]	$2,944	$3,346
Fuel surcharges	$1,275	$1,409
a  Fuel expense includes locomotive and non-locomotive fuel.

Year Ended December 31, 2019 vs. Year Ended December 31, 2018

Revenues

Revenues for the year ended December 31, 2019 were $23.5 billion, a decrease of $340 million, or 1 percent, as compared with the year ended December 31, 2018. The decrease in revenue is partially offset by a 4 percent increase in average revenue per car / unit as a result of increased rates per car / unit and a favorable outcome of an arbitration hearing. The decrease in revenue is primarily due to a 4 percent decrease in unit volume due to severe winter weather and flooding on parts of the network, as well as the following:

•	Consumer Products volumes decreased primarily due to lower intermodal volumes, which were driven by moderated demand and the availability of truck capacity as well as lower west coast imports.

•
Industrial Products volumes decreased primarily due to overall softness in the industrial sector, lower sand volumes, and reduced car loadings due to the aforementioned challenging weather conditions. This decrease was partially offset by higher demand for petroleum products and liquefied petroleum gas.

•	Agricultural Products volumes decreased primarily due to export competition from non-U.S. sources, the impacts of international trade policies, and the aforementioned challenging weather conditions.

•	Coal volumes decreased primarily due to the aforementioned challenging weather conditions as well as the effects of lower natural gas prices.
Expense Table
The following table presents BNSF’s expense information (in millions):

	Years Ended December 31,
	2019	2018
Compensation and benefits	$5,347	$5,394
Fuel	2,944	3,346
Purchased services	2,700	2,870
Depreciation and amortization	2,403	2,317
Equipment rents	758	732
Materials and other	1,292	1,396
Total operating expenses	$15,444	$16,055

Interest expense	$1,070	$1,041
Other (income) expense, net	$(249)	$(104)
Income tax expense (benefit)	$1,769	$1,644

Expenses

Operating expenses for the year ended December 31, 2019 were $15.4 billion, a decrease of $611 million, or 4 percent, as compared with the year ended December 31, 2018. This decrease is due to lower volume-related costs as well as cost controls, partially offset by increased costs related to severe winter weather and flooding, as well as the following:

•	Fuel expense decreased primarily due to lower average fuel prices, lower volumes, and improved fuel efficiency.

•	Purchased services expense decreased as a result of lower purchased transportation costs of our logistics services business, lower drayage, lower services expense, and higher recoveries.

•	There were no significant changes in compensation and benefits, depreciation and amortization, equipment rents, materials and other, and interest expense.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors”. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability and cost of capital; changes in customer demand; effects of adverse economic conditions affecting shippers or BNSF’s supplier base; effects due to more stringent regulatory policies such as the regulation of greenhouse gas emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for products BNSF hauls; the impact of low natural gas or oil prices on energy-related commodities demand; changes in environmental laws and other laws and regulations that could affect the demand for drilling products and products produced by drilling; changes in prices of fuel and other key materials, the impact of high barriers to entry for prospective new suppliers and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment.

•Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations, the marketing of services or regulatory restrictions on equipment; the ultimate outcome of shipper and rate claims subject to adjudication; claims, investigations or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF operations; losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases; the release of hazardous materials, environmental contamination and damage to property; regulation, restrictions or caps, or other controls on transportation of energy-related commodities or other operating restrictions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations; and changes in tax rates and tax laws.

•Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; disruptions to BNSF’s technology network including computer systems and software, such as cybersecurity intrusions, misappropriation of assets or sensitive information, corruption of data or operational disruptions; network congestion, including effects of greater than anticipated demand for transportation services and equipment; as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF’s or other railroads’ operating systems, structures, or equipment including the effects of acts of war or terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Sensitivity
As of December 31, 2019, BNSF maintained fuel inventories for use in normal operations, which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position.

Interest Rate Sensitivity
As of December 31, 2019, the fair value of BNSF’s debt, excluding finance leases, was $26.6 billion.

The following table is an estimate of the impact to the fair value of total debt, excluding finance leases, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2020, based on debt levels as of December 31, 2019:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
	Total Debt
1-percent decrease	$3.3	billion increase
1-percent increase	$2.8	billion decrease

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Burlington Northern Santa Fe, LLC and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 9 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update No. 2016-02, Leases (Topic 842), using the modified retrospective approach.
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
February 21, 2020

We have served as the Company’s auditor since 2010.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Income
In millions

	Years ended December 31,
	2019	2018	2017
Revenues	$23,515	$23,855	$21,387
Operating expenses:
Compensation and benefits	5,347	5,394	5,023
Fuel	2,944	3,346	2,518
Purchased services	2,700	2,870	2,514
Depreciation and amortization	2,403	2,317	2,352
Equipment rents	758	732	784
Materials and other	1,292	1,396	903
Total operating expenses	15,444	16,055	14,094
Operating income	8,071	7,800	7,293
Interest expense	1,070	1,041	1,016
Other (income) expense, net	(249)	(104)	(51)
Income before income taxes	7,250	6,863	6,328
Income tax expense (benefit)	1,769	1,644	(4,972)
Net income	$5,481	$5,219	$11,300

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income
In millions

	Years ended December 31,
	2019	2018	2017
Net income	$5,481	$5,219	$11,300

Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of taxes	16	(127)	112
Change in accumulated other comprehensive income (loss) of equity method investees	(1)	1	—
Other comprehensive income (loss), net of tax	15	(126)	112
Total comprehensive income	$5,496	$5,093	$11,412

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Balance Sheets
In millions

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,984	$1,985
Accounts receivable, net	1,401	1,499
Materials and supplies	789	793
Other current assets	113	257
Total current assets	4,287	4,534

Property and equipment, net of accumulated depreciation of $12,101 and $10,004, respectively	64,533	63,185
Goodwill	14,851	14,851
Operating lease right-of-use assets	2,285	—
Other assets	2,618	2,523
Total assets	$88,574	$85,093

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,634	$3,261
Long-term debt and finance leases due within one year	571	830
Total current liabilities	4,205	4,091

Long-term debt and finance leases	22,640	22,396
Deferred income taxes	14,353	13,795
Operating lease liabilities	1,632	—
Casualty and environmental liabilities	442	486
Pension and retiree health and welfare liability	285	267
Other liabilities	1,297	1,409
Total liabilities	44,854	42,444
Commitments and contingencies (see Note 12)
Equity:
Member’s equity	43,575	42,519
Accumulated other comprehensive income (loss)	145	130
Total equity	43,720	42,649
Total liabilities and equity	$88,574	$85,093

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Cash Flows
In millions

	Years ended December 31,
	2019	2018	2017
Operating Activities
Net income	$5,481	$5,219	$11,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,403	2,317	2,352
Deferred income taxes	553	381	(6,435)
Long-term casualty and environmental liabilities, net	(49)	(18)	(85)
Other, net	(351)	(147)	(289)
Changes in current assets and liabilities:
Accounts receivable, net	134	(48)	(177)
Materials and supplies	4	10	22
Other current assets	(110)	(52)	(163)
Accounts payable and other current liabilities	122	246	(206)
Net cash provided by operating activities	8,187	7,908	6,319

Investing Activities
Capital expenditures excluding equipment	(3,193)	(2,918)	(2,860)
Acquisition of equipment	(415)	(269)	(397)
Purchases of investments and investments in time deposits	(6)	(27)	(13)
Proceeds from sales of investments and maturities of time deposits	42	45	34
Other, net	(170)	(11)	(247)
Net cash used for investing activities	(3,742)	(3,180)	(3,483)

Financing Activities
Proceeds from issuance of long-term debt	825	1,500	1,250
Payments on long-term debt and finance leases	(833)	(746)	(735)
Cash distributions	(4,425)	(5,450)	(4,575)
Other, net	(13)	(22)	(19)
Net cash used for financing activities	(4,446)	(4,718)	(4,079)
(Decrease) increase in cash and cash equivalents	(1)	10	(1,243)
Cash and cash equivalents:
Beginning of period	1,985	1,975	3,218
End of period	$1,984	$1,985	$1,975

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$1,064	$1,072	$1,062
Capital investments accrued but not yet paid	$245	$251	$192
Income taxes paid, net of refunds	$1,196	$905	$1,789
Non-cash asset financing	$11	$8	$—

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Changes in Equity

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2016	$36,053	$119	$36,172
Cash distributions	(4,575)	—	(4,575)
Comprehensive income (loss), net of tax	11,300	112	11,412
Balance as of December 31, 2017	$42,778	$231	$43,009
Adoption of ASC Topic 606[a]	(3)	—	(3)
Equity method investee adoption of ASU 2016-01[b]	1	(1)	—
Reclassification upon early adoption of ASU 2018-02[c]	(26)	26	—
Cash distributions	(5,450)	—	(5,450)
Comprehensive income (loss), net of tax	5,219	(126)	5,093
Balance as of December 31, 2018	$42,519	$130	$42,649
Cash distributions	(4,425)	—	(4,425)
Comprehensive income (loss), net of tax	5,481	15	5,496
Balance as of December 31, 2019	$43,575	$145	$43,720

[a]	Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers

[b]	Accounting Standards Update (ASU) No. 2016-01 Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities

[c]	ASU No. 2018-02 Income Statement - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe, LLC (BNSF or the Company) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF’s principal, wholly-owned subsidiary is BNSF Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America. BNSF Railway operates approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and also operates in three Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Agricultural Products, and Coal, derived from manufacturing, agricultural, and natural resource industries, which constituted 35 percent, 27 percent, 21 percent, and 17 percent, respectively, of total freight revenues for the year ended December 31, 2019. These Consolidated Financial Statements include BNSF, BNSF Railway, and other majority-owned subsidiaries, all of which are separate legal entities.

Burlington Northern Santa Fe Corporation was incorporated in the State of Delaware on December 16, 1994. On February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100 percent of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger (Merger) of a Berkshire wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation, with the surviving entity renamed Burlington Northern Santa Fe, LLC. Berkshire’s cost of acquiring BNSF was pushed-down to establish a new accounting basis for BNSF beginning as of February 13, 2010. Earnings per share data is not presented because BNSF has only one holder of its membership interests.

2. Significant Accounting Policies

Principles of Consolidation
The Consolidated Financial Statements include the accounts of BNSF and all subsidiaries in which BNSF holds a controlling financial interest, including its principal operating subsidiary, BNSF Railway. All intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are carried at cost or are accounted for under the equity method if the Company has the ability to exercise significant influence but does not have a controlling financial interest. The Company also evaluates its less than majority-owned investments pursuant to accounting guidance related to the consolidation of variable interest entities. We currently have no investments that require consolidation under this guidance.

The Consolidated Balance Sheet as of December 31, 2018 reflects reclassifications to conform to 2019 presentation. Specifically, amounts for intangible assets and liabilities, which were previously presented separately, are now presented as part of other assets and other liabilities.

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

Revenue Recognition
The Company’s primary source of revenue is freight rail transportation services. The primary performance obligation for the Company is to move freight from a point of origin to a point of destination for its customers. The performance obligations are represented by bills of lading which create a series of distinct services that have a similar pattern of transfer to the customer. The revenues for each performance obligation are based on various factors including the product being shipped, the origin and destination pair, and contract incentives which are outlined in various private rate agreements, common carrier public tariffs, interline foreign road agreements, and pricing quotes. The transaction price is generally a per car amount to transport cars from a certain origin to a certain destination.

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

Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to revenue on a pro-rata basis based on actual or projected future customer shipments. A small portion of customer incentive agreements have a component where a different discount amount is provided for different levels of volumes, resulting in variable consideration. To determine the transaction price in these cases, the Company estimates the amount of variable consideration at each reporting period utilizing the most likely amount based on historical trends as well as economic and other indicators. These incentives are ratably applied to all units using an estimate of how much volume the customer will ship under the customer incentive agreement. Both the variable consideration and the associated contract liabilities resulting from these types of customer incentives are immaterial.

Other revenues are primarily generated from a wholly-owned, non-rail logistics subsidiary which provides logistics and transportation services and from accessorial services provided to railroad customers which are primarily storage and demurrage. The vast majority of revenues generated by the non-rail logistics subsidiary are recognized over time as the services are performed, and accessorial revenues are recognized when the service is performed.

Accounts Receivable, Net
Accounts receivable, net includes accounts receivable reduced by an allowance for bill adjustments and uncollectible accounts. The allowance for bill adjustments and uncollectible accounts is based on historical experience as well as any known trends or uncertainties related to customer billing and account collectibility. Receivables are written off against allowances after all reasonable collection efforts are exhausted.

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

Goodwill is tested for impairment annually or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. The impairment test involves a two-step process. The first step is to estimate the fair value of the reporting unit using valuation models such as discounting projected future net cash flows and/or a multiple of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, a second step is performed. Under the second step, the identifiable assets and liabilities of the reporting unit, including identifiable intangible assets and liabilities, are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets establishes the implied value of goodwill. If the carrying amount of goodwill exceeds the implied value of goodwill, an impairment loss is recognized in an amount equal to that excess.

See Note 8 to the Consolidated Financial Statements for further information related to goodwill.

Property and Equipment, Net
BNSF’s railroad operations are highly capital intensive and its large base of homogeneous, network-type assets turns over on a continuous basis. BNSF self-constructs portions of its track structure and rebuilds certain classes of rolling stock. Each year, BNSF develops a capital program intended to enable BNSF to increase capacity, enhance the safety or efficiency of operations, extend the useful life or increase the value of its assets, gain strategic benefit, or provide new service offerings to customers. Costs are capitalized if they meet these criteria as well as the applicable minimum units of property, including costs for assets purchased or constructed throughout the year, along with all costs necessary to make the assets ready for their intended use. Indirect costs that clearly relate to capital projects are also capitalized. Normal repairs and maintenance are charged to operating expense as incurred.

Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives using the group method of depreciation in which all items with similar characteristics, use, and expected lives are grouped together in asset classes and depreciated using composite depreciation rates. The Company conducts depreciation studies, generally every three years for equipment and every six years for track structure and other roadway property, and implements study results prospectively.
These detailed studies form the basis for the Company’s composite depreciation rates and take into account the following factors:

•	Statistical analysis of historical patterns of use and retirements of each of BNSF’s asset classes;

•	Evaluation of any expected changes in current operations and the outlook for continued use of the assets;

•	Evaluation of technological advances and changes to maintenance practices; and

•	Expected salvage to be received upon retirement.

Under group depreciation, the historical cost net of salvage of depreciable property that is retired or replaced in the ordinary course of business is charged to accumulated depreciation, and no gain or loss is recognized. This historical cost of certain assets is estimated as it is impracticable to track individual, homogeneous, network-type assets. Historical costs are estimated by deflating current costs using the Producer Price Index (PPI) or a unit cost method. These methods closely correlate with the major costs of the items comprising the asset classes. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of property is completely retired, BNSF monitors the estimated service lives of its assets and the accumulated depreciation associated with each asset class to ensure its depreciation rates are appropriate.

For retirements of depreciable asset classes that do not occur in the normal course of business, a gain or loss may be recognized in operating expense if the retirement: (i) is unusual, (ii) is significant in amount, and (iii) varies significantly from the retirement profile identified through BNSF’s depreciation studies. Gains or losses from disposals of land and non-rail property are recognized at the time of their occurrence. During the three fiscal years presented, no material gains or losses were recognized due to the retirement of depreciable assets.

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

Leases
On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using a modified retrospective approach for leases existing at or entered into after the effective date. The Company elected practical expedients permitted under the transition guidance, which allow entities to not reassess whether existing contracts are or contain leases, the classification of existing leases, initial direct costs for existing leases, or the existing accounting treatment for land easements. See Note 9 to the Consolidated Financial Statements for additional information.

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

As the implicit interest rate is not readily available for most operating leases, the Company uses its incremental borrowing rate based on information available at commencement date, including lease term, to determine the present value of lease payments. The Company has operating lease agreements that contain both lease and non-lease components, but only freight cars are accounted for as a single lease component. BNSF has applied the short-term lease exemption to all asset classes, and as a result, short-term leases are not recognized on the Consolidated Balance Sheets. Variable lease costs, sublease income, and lessor transactions are not significant.

Assets held under finance leases are recorded at the net present value of the minimum lease payments at the inception of the lease. Amortization expense for finance leases, as well as leasehold improvements, is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Planned Major Maintenance Activities
BNSF utilizes the deferral method of accounting for leased locomotive overhauls, which includes the complete refurbishment of the engine and related components to extend the useful life of the locomotive. Accordingly, BNSF has established an asset in property and equipment, net in the Consolidated Balance Sheets for overhauls that is amortized to expense using the straight-line method until the next overhaul is performed.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

BNSF is included in the U.S. consolidated federal income tax return of Berkshire. In addition, BNSF files income tax returns in state, local, and foreign jurisdictions, as applicable. BNSF’s tax expense and liabilities have been computed on a stand alone basis, and all of its current federal income taxes payable is remitted to Berkshire.

Employment Benefit Plans
The Company estimates liabilities and expenses for pension and retiree health and welfare plans. Estimated amounts are based on historical information, current information, and estimates regarding future events and circumstances. Significant assumptions used in the valuation of pension and/or retiree health and welfare liabilities include the expected return on plan assets, discount rate, rate of increase in compensation levels, and the health care cost trend rate.

Fair Value Measurements
As defined under authoritative accounting guidance, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Different valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, able, and willing to transact an exchange and not under duress. Nonperformance or credit risk is considered in determining the fair value of liabilities. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

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

3. Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14), Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in ASU 2018-14 modify the disclosure requirements for employers that sponsor defined benefit pension and other postretirement plans. ASU 2018-14 is effective for the Company for the fiscal year ending after December 15, 2020, with early adoption permitted. Adoption of the standard is not expected to have a material impact on the Company's Consolidated Financial Statement disclosures.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 (ASU 2018-15), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance requires an entity in such an arrangement to capitalize costs for certain implementation activities in the application development stage, expense the capitalized implementation costs over the term of the hosting arrangement, and present the expense with the associated hosting fees in the Consolidated Statements of Income. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the use of an "expected loss" model on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard is not expected to have a material impact on the Company's Consolidated Financial Statements and disclosures.

4. Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Years ended December 31,
	2019	2018	2017
Consumer Products	$7,860	$7,902	$7,111
Industrial Products	6,068	5,967	5,133
Agricultural Products	4,685	4,697	4,316
Coal	3,715	4,012	3,846
Total freight revenues	22,328	22,578	20,406
Non-rail logistics subsidiary	770	856	640
Accessorial and other	417	421	341
Total other revenues	1,187	1,277	981
Total operating revenues	$23,515	$23,855	$21,387

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, $1.1 billion and $1.3 billion, respectively, represent net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of December 31, 2019 and 2018, remaining performance obligations were $175 million and $237 million, respectively.

5. Income Taxes

Income tax expense (benefit) was as follows (in millions):

	Years ended December 31,
	2019	2018	2017
Current:
Federal	$989	$1,037	$1,286
State	226	228	163
Total current	1,215	1,265	1,449
Deferred:
Federal	470	366	(6,555)
State	84	13	134
Total deferred	554	379	(6,421)
Total	$1,769	$1,644	$(4,972)

Reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2019	2018	2017
U.S. Federal statutory income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	3.4	2.8	2.9
Tax law change	—	—	(116.0)
Other, net	—	0.2	(0.5)
Effective tax rate	24.4%	24.0%	(78.6)%

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2019	December 31, 2018
Deferred tax liabilities:
Property and equipment	$(14,313)	$(13,860)
Operating lease right-of-use assets	(492)	—
Other	(524)	(346)
Total deferred tax liabilities	(15,329)	(14,206)
Deferred tax assets:
Operating lease liabilities	475	—
Compensation and benefits	158	165
Casualty and environmental	114	122
Other	229	124
Total deferred tax assets	976	411
Net deferred tax liability	$(14,353)	$(13,795)

BNSF is included in the consolidated U.S. federal income tax return of Berkshire. BNSF’s tax expense and liabilities have been computed on a stand-alone basis, and all of its currently payable federal income taxes are remitted to Berkshire. See Note 14 to the Consolidated Financial Statements for information related to income taxes paid to Berkshire during 2019.

All U.S. federal income tax returns of BNSF are closed for audit through the tax period ended December 31, 2011. BNSF is currently under examination for the years 2012 through 2016 as part of Berkshire's consolidated U.S. federal income tax return.

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

Uncertain Tax Positions
The amount of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017, was $46 million, $50 million, and $57 million, respectively. The amount of unrecognized tax benefits as of December 31, 2019 that would affect the Company’s effective tax rate if recognized was $33 million, computed at the federal income tax rate expected to be applicable in the taxable period in which the amount may be incurred by the Company. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Years ended December 31,
	2019	2018	2017
Beginning balance	$50	$57	$62
Additions for tax positions related to current year	8	2	7
Additions (reductions) for tax positions taken in prior years	(6)	5	(1)
Additions (reductions) for tax positions as a result of:
Lapse of statute of limitations	(6)	(14)	(11)
Ending balance	$46	$50	$57

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations, the financial position or the cash flows of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income. The Company had recorded a liability of approximately $7 million for interest for both years ended December 31, 2019 and 2018.

6. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. As of December 31, 2019 and 2018, $96 million and $87 million, respectively, of such allowances had been recorded.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the corresponding ranges of estimated useful lives were as follows:

	December 31, 2019	December 31, 2018	Range of Estimated Useful Life
Land for transportation purposes	$6,280	$6,218	—
Track structure	25,599	24,214	15 – 50 years
Other roadway	30,525	29,077	10 – 100 years
Locomotives	8,533	8,660	8 – 36 years
Freight cars and other equipment	3,567	3,100	8 – 41 years
Computer hardware, software and other	1,382	1,256	6 – 15 years
Construction in progress	748	664	—
Total cost	76,634	73,189
Less accumulated depreciation and amortization	(12,101)	(10,004)
Property and equipment, net	$64,533	$63,185

The Consolidated Balance Sheets as of December 31, 2019 and 2018, included $445 million, net of $349 million of amortization, and $479 million, net of $282 million of amortization, respectively, for property and equipment under finance leases, primarily for rolling stock. Additionally, included within other assets are capitalized right-to-use fixed assets of $1.1 billion at both December 31, 2019 and 2018, and related accumulated amortization of $338 million and $310 million, as of December 31, 2019 and 2018, respectively.

The Company capitalized $15 million, $24 million and $22 million of interest for the years ended December 31, 2019, 2018 and 2017, respectively.

8. Goodwill

As a result of the Merger on February 12, 2010, the Company recorded $14.8 billion of goodwill. Subsequent to the Merger, the Company has recorded additional amounts of goodwill as a result of acquisitions made by its non-rail logistics subsidiary.

During the years ended December 31, 2019, 2018 and 2017, no impairment losses were incurred and there were no accumulated impairment losses related to goodwill at both December 31, 2019 and 2018. As of both December 31, 2019 and 2018, the carrying value of goodwill was $14.9 billion.

9.   Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using a modified retrospective approach for leases existing at or entered into after the effective date. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard. The standard requires the recognition of right-of-use assets and lease liabilities for operating leases on the Company’s Consolidated Balance Sheets. At adoption, assets and liabilities in the Company's Consolidated Balance Sheets increased approximately $2.3 billion. The accounting for finance leases remained unchanged. There was no effect of adopting Topic 842 on member’s equity, operating income, or net income. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted.

The following table shows the components of lease cost (in millions):

Lease Cost	Year Ended December 31, 2019
Operating lease cost	$481
Finance lease cost:
Amortization of right-of-use assets	37
Interest on lease liabilities	24
Short-term lease cost	85
Total lease cost	$627

Supplemental balance sheet information related to leases was as follows (in millions):

Operating Leases	December 31, 2019
Operating lease right-of-use assets	$2,285

Accounts payable and other current liabilities	$455
Operating lease liabilities	1,632
Total operating lease liabilities	$2,087

Finance Leases	December 31, 2019
Property and equipment	$794
Accumulated depreciation	(349)
Property and equipment, net	$445

Long-term debt due within one year	$48
Long-term debt	324
Total finance lease liabilities	$372

Supplemental cash flow information related to leases was as follows (in millions):

Cash Flow	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$412
Operating cash flows for finance leases	$25
Financing cash flows for finance leases	$47
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$57

Other information related to leases was as follows:

Other Information	December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	7.7
Finance leases	4.5
Weighted-average discount rate:
Operating leases	3.7%
Finance leases	6.4%

Maturities of lease liabilities as of December 31, 2019 are summarized as follows (in millions):

	Operating Leases	Finance Leases
2020	498	70
2021	426	200
2022	340	35
2023	299	28
2024	249	24
Thereafter	569	77
Total lease payments	2,381	434
Less amount representing interest	(294)	(62)
Total	$2,087	$372

Future minimum lease payments as of December 31, 2018 are summarized as follows (in millions):

	Operating Leases	Capital Leases
2019	$400	$72
2020	496	69
2021	421	200
2022	328	35
2023	289	28
Thereafter	787	101
Total lease payments	$2,721	505
Less amount representing interest		(86)
Total lease obligations		419
Less current obligations		(47)
Long-term lease obligations		$372

Lease rental expense for all operating leases, excluding per diem leases, was $555 million and $587 million for the years ended December 31, 2018 and 2017, respectively.

10. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31, 2019	December 31, 2018
Compensation and benefits payable	$751	$913
Operating leases - current	455	—
Accounts payable	413	169
Property and income tax liabilities	391	382
Accrued interest	280	270
Customer incentives	231	231
Capital expenditure estimated liabilities	120	188
Casualty and environmental liabilities	115	120
Rents and leases	86	117
Other	792	871
Total	$3,634	$3,261

11. Debt

Debt outstanding, excluding finance leases, was as follows (in millions):

	December 31, 2019 [a]		December 31, 2018 [a]
Notes and debentures, due 2020 to 2097	$22,169	4.7%	$22,094	4.7%
Equipment obligations, due 2020 to 2028	447	3.6	470	3.6
Mortgage bonds, due 2020 to 2047	81	4.5	81	4.5
Financing obligations, due 2020 to 2029	192	6.1	195	6.1
Unamortized fair value adjustment under acquisition method accounting, discount, debt issuance costs, and other, net	(50)		(33)
Total	22,839		22,807
Less current portion of long-term debt	(523)	5.6%	(783)	5.5%
Long-term debt	$22,316		$22,024
a  Amounts represent debt outstanding and weighted average effective interest rates for 2019 and 2018, respectively. Maturities are as of December 31, 2019.

As of December 31, 2019, certain BNSF Railway properties and other assets were subject to liens securing $81 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of December 31, 2019, the Company was in compliance with these financial covenants.

The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

The following table provides fair value information for the Company’s debt obligations including principal cash flows, related weighted average interest rates by contractual maturity dates and fair value. The Company had no outstanding variable rate debt as of December 31, 2019.

	December 31, 2019
	Maturity Date						Total	Fair Value
	2020	2021	2022	2023	2024	Thereafter
Fixed-rate debt (in millions)	$523	$732	$1,528	$1,531	$1,254	$17,271	$22,839	$26,648
Average interest rate	5.6%	3.7%	4.0%	3.5%	3.5%	4.8%	4.6%

As of December 31, 2018, the fair value of fixed-rate debt was $24.1 billion.

Notes and Debentures
2019
In May 2019, BNSF filed a new automatic shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities which became effective on May 8, 2019 and will remain effective for three years.

In May 2019, the Board of Managers (the Board) authorized an additional $2.25 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the SEC. As of December 31, 2019, $1.675 billion remained authorized by the Board to be issued through the SEC debt shelf offering process.

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

Guarantees
As of December 31, 2019, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2019, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount [a]		Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$—		Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/A	[d]	N/A	[d]	N/A	[d]	8	$16	[c]
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

12. Commitments and Contingencies

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

Personal injury claims by BNSF Railway employees are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. Resolution of these cases under FELA’s fault-based system requires either a finding of fault by a jury or an out-of-court settlement. Third-party claims include claims by non-employees for compensatory damages and may, from time to time, include requests for punitive damages or treatment of the claim as a class action.

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Years ended December 31,
	2019	2018	2017
Beginning balance	$308	$307	$367
Accruals / changes in estimates	80	76	(1)
Payments	(113)	(75)	(59)
Ending balance	$275	$308	$307
Current portion of ending balance	$75	$80	$85

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $235 million to $330 million.

Although the final outcome of these personal injury matters cannot be predicted with certainty, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company's financial position or liquidity. However, the occurrence of a number of these items in the same period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Years ended December 31,
	2019	2018	2017
Beginning balance	$298	$317	$342
Accruals / changes in estimates	5	—	5
Payments	(21)	(19)	(30)
Ending balance	$282	$298	$317
Current portion of ending balance	$40	$40	$40

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, including FELA claims, railroad protective and force account insurance claims, certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits and money market accounts. As of December 31, 2019, there was $492 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets, as compared with $519 million as of December 31, 2018.

In 2019, the Company experienced significant flooding across parts of the network. The Company is insured for certain costs incurred as a result of the flooding and has compiled and submitted a claim to its third-party insurers. The Company may recover up to $250 million associated with property damage, business interruption, and extra expense incurred as part of the flooding.

13. Employment Benefit Plans

BNSF provides a funded, noncontributory qualified pension plan (BNSF Retirement Plan), which covers most non-union employees, and an unfunded non-tax-qualified pension plan (BNSF Supplemental Retirement Plan), which covers certain officers and other employees. The benefits under these pension plans are based on years of credited service and the highest consecutive sixty months of compensation for the last ten years of salaried employment with the Company. BNSF also provides two funded, noncontributory qualified pension plans which cover certain union employees of the former The Atchison, Topeka and Santa Fe Railway Company (Union Plans). The benefits under these pension plans are based on elections made at the time the plans were implemented. With respect to the funded plans, the Company's funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes. The BNSF Retirement Plan, the BNSF Supplemental Retirement Plan, and the Union Plans are collectively referred to herein as the Pension Plans.

During the first quarter of 2019, the Company amended the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan. Non-union employees hired on or after April 1, 2019 are not eligible to participate in these retirement plans and instead receive an additional employer contribution as part of the qualified 401(k) plan based on the employees’ age and years of service. Current employees will be transitioned away from the retirement plans within the next ten years, beginning October 1, 2019, and upon transition will be eligible for the additional employer contribution. As a result of the plan amendments, the Company recognized a curtailment gain of $120 million in the first quarter of 2019 consisting of $117 million for the reduction in projected benefit obligation and $3 million for the recognition of prior service credits.

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Years ended December 31,
	2019	2018	2017
Service cost	$32	$46	$42
Interest cost	81	82	88
Expected return on plan assets	(160)	(157)	(149)
Amortization of net loss	—	1	—
Amortization of prior service credits	(3)	(1)	—
Curtailment gain	(117)	—	—
Settlement loss (gain)	5	(1)	—
Net (benefit) cost recognized	$(162)	$(30)	$(19)

The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. The following tables show the change in projected benefit obligation for the Pension Plans (in millions):

	Pension Benefits
Change in Benefit Obligation	December 31, 2019	December 31, 2018
Projected benefit obligation at beginning of period	$2,198	$2,387
Service cost	32	46
Interest cost	81	82
Actuarial loss (gain)	279	(158)
Benefits paid	(142)	(149)
Curtailments	(117)	—
Settlements	(36)	(10)
Projected benefit obligation at end of period	2,295	2,198
Component representing future salary increases	(44)	(136)
Accumulated benefit obligation at end of period	$2,251	$2,062

The following tables show the change in plan assets of the Pension Plans (in millions):

	Pension Benefits
Change in Plan Assets	December 31, 2019	December 31, 2018
Fair value of plan assets at beginning of period	$2,336	$2,669
Actual return (loss) on plan assets	482	(189)
Employer contributions[a]	—	3
Benefits paid	(134)	(137)
Settlements	(12)	(10)
Fair value of plan assets at measurement date	$2,672	$2,336
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status of the Pension Plans, defined as plan assets less the projected benefit obligation (in millions):

	Pension Benefits
	December 31, 2019	December 31, 2018
Funded status (plan assets less projected benefit obligations)	$377	$138

Of the net pension assets of $377 million and $138 million recognized as of December 31, 2019 and December 31, 2018, respectively, $9 million and $3 million were included in other current liabilities as of December 31, 2019 and 2018, respectively, and $465 million and $240 million were included in other assets as of December 31, 2019 and 2018, respectively.

The BNSF Supplemental Retirement Plan and the Union Plans have accumulated and projected benefit obligations in excess of plan assets. The following table shows the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the plans (in millions):

	December 31, 2019	December 31, 2018
Projected benefit obligation	$113	$138
Accumulated benefit obligation	$113	$138
Fair value of plan assets	$25	$36

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to accumulated other comprehensive income (loss) (AOCI). The following tables show the pre-tax change in AOCI attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits
	Years ended December 31,
Change in AOCI	2019	2018	2017
Beginning balance	$182	$371	$207
Amortization of net loss	—	1	—
Amortization of prior service credits	(3)	(1)	—
Actuarial gain (loss)	44	(188)	164
Settlements	5	(1)	—
Ending balance	$228	$182	$371

Approximately $1 million, net of tax, of the actuarial gains from defined benefit pension plans in AOCI are required to be amortized into net periodic benefit cost over the next fiscal year. Pre-tax amounts currently recognized in AOCI consist of the following (in millions):

	Pension Benefits
	Years ended December 31,
	2019	2018
Net gain (loss)	$227	$183
Prior service credits	—	3
Settlements	1	(4)
Pre-tax amount recognized in AOCI at December 31,	$228	$182

The assumptions used in accounting for the Pension Plans were as follows:

	Pension Benefits
	Years ended December 31,
Assumptions Used to Determine Net Cost	2019	2018	2017
Discount rate	4.2%	3.6%	4.1%
Expected long-term rate of return on plan assets	6.7%	6.6%	6.6%
Rate of compensation increase	3.5%	3.6%	3.3%

	Pension Benefits
Assumptions Used to Determine Benefit Obligations	December 31, 2019	December 31, 2018
Discount rate	3.2%	4.2%
Rate of compensation increase	3.1%	3.5%

The Company determined the discount rate based on a yield curve that utilized year-end market yields of high-quality corporate bonds to develop spot rates that are matched against the plans’ expected benefit payments. The discount rate used for the 2020 calculation of net benefit cost decreased to 3.2 percent for pension and 3.1 percent for retiree health and welfare benefits, which reflects market conditions at the December 31, 2019 measurement date.

Various other assumptions including retirement and withdrawal rates, compensation increases, payment form and benefit commencement age are based upon a five-year experience study. In 2016, the Company obtained an updated study which had an immaterial impact on its pension and retiree health and welfare projected benefit obligation.

The Company utilizes actuary-produced mortality tables and an improvement scale derived from the most recently available data, which were used in the calculation of its December 31, 2019 and 2018 liabilities.

Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities.

The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Actual experience may differ from the assumed rates. The expected rate of return on pension plan assets was 6.7 percent for 2019 and will be 6.7 percent for 2020.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and expected rate of return on plan assets:

Sensitivity Analysis
	Change in 2020 Net Benefit Cost
Hypothetical Discount Rate Change	Pension
50 basis point decrease	$5	million	decrease
50 basis point increase	$2	million	increase
Hypothetical Expected Rate of Return on Plan Assets Change	Pension
50 basis point decrease	$13	million	increase
50 basis point increase	$13	million	decrease

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

The following table summarizes the investments of the funded pension plans as of December 31, 2019, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2019	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$32	$2	$30	$—
Equity securities[b]	2,518	2,518	—	—
Government obligations	111	111	—	—
Other fixed maturity securities	11	—	11	—
Investment funds and other	—	—	—	—
Total[c]	$2,672	$2,631	$41	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2019, three equity securities each exceeded 10 percent of total plan assets. These investments represent approximately 58 percent of total plan assets.
c Excludes less than $1 million accrued for dividend and interest receivable.

Comparative Prior Year Information
The following table summarizes the investments of the funded pension plans as of December 31, 2018, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2018	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$21	$1	$20	$—
Equity securities[b]	1,895	1,895	—	—
Government obligations	403	403	—	—
Other fixed maturity securities	14	—	14	—
Investment funds and other	3	3	—	—
Total [c]	$2,336	$2,302	$34	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2018, three equity securities each exceeded 10 percent of total plan assets.  These investments represented approximately 51 percent of total plan assets.
c Excludes less than $1 million accrued for dividend and interest receivable.

The Company is not required to make contributions to its funded pension plans in 2020.

The following table shows expected benefit payments from the Pension Plans for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments[a]
2020	$156
2021	$144
2022	$140
2023	$136
2024	$132
2025-2029	$620
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Other Benefit Plans
BNSF sponsors qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matches contributions made by non-union employees and a limited number of union employees subject to certain percentage limits of the employees’ earnings. Non-union employees hired on or after April 1, 2019, and employees hired before that date who have transitioned from the BNSF Retirement Plan are also eligible for an additional employer contribution based on the employee’s age and years of service. The Company's 401(k) expense was $41 million, $36 million, and $35 million during the years ended December 31, 2019, 2018, and 2017, respectively.

Certain salaried employees of BNSF who met age and years of service requirements and who began salaried employment prior to September 22, 1995 are eligible for medical benefits, including prescription drug coverage, during retirement. For pre-Medicare participants, the postretirement medical and prescription drug benefit is contributory and provides benefits to retirees and their covered dependents. For Medicare eligible participants, a yearly stipend is recorded in a Health Reimbursement Account (HRA) established on their behalf. Retirees can use these HRAs to reimburse themselves for eligible out-of-pocket expenses, as well as premiums for personal supplemental insurance policies. HRAs are unfunded, so no funds are expended by the Company until the reimbursements are paid to participants. As of December 31, 2019, the projected benefit obligation associated with the retiree health and welfare plans was $224 million. For the year ended December 31, 2019, the service cost associated with the health and welfare plans was less than $1 million.

Under collective bargaining agreements, BNSF participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Health care claim payments and life insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $59 million, $64 million and $75 million during the years ended December 31, 2019, 2018 and 2017, respectively. The average number of employees covered under these plans was 37,000, 37,000, and 35,000 during the years ended December 31, 2019, 2018, and 2017, respectively.

14. Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the years ended December 31, 2019, 2018 and 2017, the Company declared and paid cash distributions of $4.4 billion, $5.5 billion and $4.6 billion, respectively, to its parent company. For the years ended December 31, 2019, 2018 and 2017, the Company received tax refunds of $1 million, $222 million and $29 million, respectively, from Berkshire, and made tax payments of $934 million, $912 million and $1.6 billion, respectively, to Berkshire. As of December 31, 2019 and 2018, the Company had a payable to Berkshire of $31 million and $54 million, respectively.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Years ended December 31,
	2019	2018	2017
Revenues	$158	$152	$139
Expenditures	$386	$381	$342

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest.  As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. The investment in TTX recorded under the equity method is recorded in other assets. Equity income or losses are recorded in materials and other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers.  BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $656 million and $609 million recognized as investments related to TTX in its Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.

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

The following tables provide the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Total
Balance as of December 31, 2016	$122	$(3)	$119
Other comprehensive income (loss), net before reclassifications	114	—	114
Amounts reclassified from AOCI:
Amortization of prior service credits[a]	(2)	—	(2)
Tax expense (benefit)	—	—	—
Balance as of December 31, 2017	$234	$(3)	$231
Other comprehensive income (loss), net before reclassifications	(126)	1	(125)
Amounts reclassified from AOCI:
Reclassification due to ASU 2016-01 adoption	—	(1)	(1)
Reclassification due to ASU 2018-02 adoption	26	—	26
Amortization of actuarial losses[a]	1	—	1
Amortization of prior service credits[a]	(3)	—	(3)
Tax expense (benefit)	1	—	1
Balance as of December 31, 2018	$133	$(3)	$130
Other comprehensive income (loss), net before reclassifications	16	(1)	15
Amounts reclassified from AOCI:
Amortization of prior service credits[a]	(4)	—	(4)
Settlement loss[a]	5	—	5
Tax expense (benefit)	(1)	—	(1)
Balance as of December 31, 2019	$149	$(4)	$145

[a]	This accumulated other comprehensive income component is included in the computation of net periodic pension cost (see Note 13 for additional details).

16. Quarterly Financial Data—Unaudited

In millions

2019	Fourth	Third	Second	First
Revenues	$5,839	$6,021	$5,893	$5,762
Operating income	$2,105	$2,180	$2,007	$1,779
Net income	$1,424	$1,466	$1,338	$1,253

2018	Fourth	Third	Second	First
Revenues	$6,206	$6,147	$5,878	$5,624
Operating income	$2,061	$2,109	$1,883	$1,747
Net income	$1,372	$1,393	$1,309	$1,145

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

Management assessed the effectiveness of BNSF’s internal control over financial reporting as of December 31, 2019. In making this assessment, management adopted and used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that as of December 31, 2019, BNSF’s internal control over financial reporting was effective based on those criteria.

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

None.

Part III

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
The following table presents the fees incurred by BNSF, including its majority-owned subsidiaries, for services provided by Deloitte & Touche LLP, the independent registered public accounting firm, for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Audit fees	$2,940	$2,710
Audit-related fees	24	60
Tax fees	—	—
All other fees	27	25
Total	$2,991	$2,795

Audit Fees
Audit fees consist of professional services rendered by the independent registered public accounting firm for audits of financial statements, quarterly reviews, internal control reviews, and agreed-upon procedures.

Audit-Related Fees
This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of BNSF’s financial statements and are not reported above under "Audit Fees". These services include attestation services not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit and tax planning for specific transactions or potential transactions of the Company. No tax fees were billed in 2019 or 2018.

All Other Fees
All other fees consist of subscription-related fees.

Pre-Approval Policies and Procedures
The Registrant is an indirect, wholly-owned subsidiary of Berkshire Hathaway Inc. and does not have an audit committee. During 2019 and 2018, the Audit Committee of Berkshire Hathaway Inc. pre-approved all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements—see Item 8.
Schedules are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.

2.	Exhibits.

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	1-11535	3.1
	3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010. Ø	8-K	2/16/2010	1-11535	3.2
	3.3	Written Consent of the Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Operating Agreement.	8-K	4/13/2010	1-11535	3.1
(4)	Instruments defining the rights of security holders, including indentures
	4.1	Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee.	S-3	2/8/1999	333-72013	4
	4.2	Form of BNSF’s 6 3/4% Debenture Due March 15, 2029.	10-K	3/31/1999	1-11535	4.3
	4.3	Form of BNSF’s 6.70% Debenture Due August 1, 2028.	10-K	3/31/1999	1-11535	4.4
	4.4	Form of BNSF’s 8.125% Debenture Due April 15, 2020.	10-K	2/12/2001	1-11535	4.6
	4.5	Form of BNSF’s 7.95% Debenture Due August 15, 2030.	10-K	2/12/2001	1-11535	4.7
	4.6	Indenture, dated as of December 8, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	S-3 ASR	12/8/2005	333-130214	4.1
	4.7	Certificate of Trust of BNSF Funding Trust I, executed and filed by U.S. Bank Trust National Association, Linda Hurt and James Gallegos, as Trustees.	S-3 ASR	12/8/2005	333-130214	4.3
	4.8	Amended and Restated Declaration of Trust of BNSF Funding Trust I, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.4
	4.9	Guarantee Agreement between BNSF and U.S. Bank Trust National Association, as Guarantee Trustee, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.5
	4.10	First Supplemental Indenture, dated as of December 15, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	8-K	12/15/2005	1-11535	4.6
	4.11	Agreement as to Expenses and Liabilities dated as of December 15, 2005, between BNSF and BNSF Funding Trust I.	8-K	12/15/2005	1-11535	4.4 (Exhibit C)
	4.12	Form of BNSF Funding Trust I’s 6.613% Trust Preferred Securities.	8-K	12/15/2005	1-11535	4.4 (Exhibit D)
	4.13	Officer’s Certificate of Determination as to the terms of BNSF’s 6.20% Debentures Due August 15, 2036, including the form of the Debentures.	10-Q	10/24/2006	1-11535	4.1
	4.14	First Supplemental Indenture, dated as of April 13, 2007, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Trust Company, N.A., as Trustee.	8-K	4/13/2007	1-11535	4.1
	4.15	Officer’s Certificate of Determination as to the terms of BNSF’s 5.65% Debentures due May 1, 2017, and 6.15% Debentures Due May 1, 2037, including the forms of the Debentures.	8-K	4/13/2007	1-11535	4.2

Ø	References to BNSF refer to Burlington Northern Santa Fe Corporation for all periods through February 12, 2010, and to Burlington Northern Santa Fe, LLC for all periods on or after February 13, 2010.

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.16	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Trust Company, N.A., as Trustee.	8-K	3/14/2008	1-11535	4.1
4.17	Officers’ Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 15, 2018, including the form of the Notes.	8-K	3/14/2008	1-11535	4.2
4.18	Third Supplemental Indenture, dated as of December 3, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/3/2008	1-11535	4.1
4.19	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.1
4.20	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.2
4.21	Fifth Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	2/16/2010	1-11535	4.1
4.22	Second Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and U.S. Bank Trust National Association.	8-K	2/16/2010	1-11535	4.2
4.23	Sixth Supplemental Indenture, dated as of May 17, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/17/2010	1-11535	4.1
4.24	Certificate of Determination as to the terms of BNSF’s 5.75% Debentures due May 1, 2040.	8-K	5/17/2010	1-11535	4.2
4.25	Seventh Supplemental Indenture, dated as of September 10, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/10/2010	1-11535	4.1
4.26	Certificate of Determination as to the terms of BNSF’s 3.60% Debentures due September 1, 2020 and 5.05% Debentures due March 1, 2041.	8-K	9/10/2010	1-11535	4.2
4.27	Eighth Supplemental Indenture, dated as of May 19, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/19/2011	1-11535	4.1
4.28	Certificate of Determination as to the terms of BNSF’s 4.10% Debentures due June 1, 2021 and 5.40% Debentures due June 1, 2041.	8-K	5/19/2011	1-11535	4.2
4.29	Ninth Supplemental Indenture, dated as of August 22, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2011	1-11535	4.1
4.30	Certificate of Determination as to the terms of BNSF’s 3.45% Debentures due September 15, 2021 and 4.95% Debentures due September 15, 2041.	8-K	8/22/2011	1-11535	4.2
4.31	Tenth Supplemental Indenture, dated as of March 2, 2012, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/2/2012	1-11535	4.1
4.32	Certificate of Determination as to the terms of BNSF’s 3.05% Debentures due March 15, 2022 and 4.40% Debentures due March 15, 2042.	8-K	3/2/2012	1-11535	4.2
4.33	Eleventh Supplemental Indenture, dated as of August 23, 2012, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/23/2012	1-11535	4.1
4.34	Certificate of Determination as to the terms of BNSF’s 3.050% Debentures due September 1, 2022 and 4.375% Debentures due September 1, 2042.	8-K	8/23/2012	1-11535	4.2
4.35	Twelfth Supplemental Indenture, dated as of March 12, 2013, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/12/2013	1-11535	4.1
4.36	Certificate of Determination as to the terms of BNSF’s 3.00% Debentures due March 15, 2023 and 4.45% Debentures due March 15, 2043.	8-K	3/12/2013	1-11535	4.2

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.37	Thirteenth Supplemental Indenture, dated as of August 22, 2013, to Indenture dated December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2013	1-11535	4.1
4.38	Certificate of Determination as to the terms of BNSF’s 3.850% Debentures due September 1, 2023 and 5.150% Debentures due September 1, 2043.	8-K	8/22/2013	1-11535	4.2
4.39	Fourteenth Supplemental Indenture, dated as of March 7, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/7/2014	1-11535	4.1
4.40	Certificate of Determination as to the terms of BNSF’s 3.750% Debentures due April 1, 2024 and 4.900% Debentures due April 1, 2044.	8-K	3/7/2014	1-11535	4.2
4.41	Fifteenth Supplemental Indenture, dated as of August 18, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/18/2014	1-11535	4.1
4.42	Certificate of Determination as to the terms of BNSF’s 3.400% Debentures due September 1, 2024 and 4.550% Debentures due September 1, 2044.	8-K	8/18/2014	1-11535	4.2
4.43	Sixteenth Supplemental Indenture, dated as of March 9, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2015	1-11535	4.1
4.44	Certificate of Determination as to the terms of BNSF’s 3.000% Debentures due April 1, 2025 and 4.150% Debentures due April 1, 2045.	8-K	3/9/2015	1-11535	4.2
4.45	Seventeenth Supplemental Indenture, dated as of August 20, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/20/2015	1-11535	4.1
4.46	Certificate of Determination as to the terms of BNSF’s 3.650% Debentures due September 1, 2025 and 4.700% Debentures due September 1, 2045.	8-K	8/20/2015	1-11535	4.2
4.47	Eighteenth Supplemental Indenture, dated as of May 16, 2016, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/16/2016	1-11535	4.1
4.48	Certificate of Determination as to the terms of BNSF’s 3.900% Debentures due August 1, 2046.	8-K	5/16/2016	1-11535	4.2
4.49	Nineteenth Supplemental Indenture, dated as of March 9, 2017, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2017	1-11535	4.1
4.50	Certificate of Determination as to the terms of BNSF’s 3.250% Debentures due June 15, 2027 and 4.125% Debentures due June 15, 2047.	8-K	3/9/2017	1-11535	4.2
4.51	Twentieth Supplemental Indenture, dated as of March 5, 2018, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/5/2018	1-11535	4.1
4.52	Certificate of Determination as to the terms of BNSF’s 4.050% Debentures due June 15, 2048 .	8-K	3/5/2018	1-11535	4.2
4.53	Twenty-First Supplemental Indenture, dated as of August 2, 2018, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/2/2018	1-11535	4.1
4.54	Certificate of Determination as to the terms of BNSF’s 4.150% Debentures due December 15, 2048.	8-K	8/2/2018	1-11535	4.2
4.55	Twenty-Second Supplemental Indenture, dated as of July 24, 2019, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	7/24/2019	1-11535	4.1
4.56	Certificate of Determination as to the terms of BNSF’s 3.550% Debentures due February 15, 2050.	8-K	7/24/2019	1-11535	4.2
4.57	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. ‡

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
   Document
   101.LAB - XBRL Taxonomy Extension Label Linkbase
   Document
   101.PRE - XBRL Taxonomy Extension Presentation
   Linkbase Document

The following financial information from Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL includes: (i) the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017, and (v) the Notes to the Consolidated Financial Statements. ‡

‡	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Santa Fe, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Burlington Northern Santa Fe, LLC
		By:	/s/ Carl R. Ice
Dated:	February 21, 2020		Carl R. Ice President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe, LLC and in the capacities and on the date indicated.

Signature	Title

/s/ Carl R. Ice	President and Chief Executive Officer
Carl R. Ice	(Principal Executive Officer), and Manager

/s/ Julie A. Piggott	Executive Vice President and Chief Financial Officer
Julie A. Piggott	(Principal Financial Officer), and Manager

/s/ Paul W. Bischler	Vice President - Controller and Chief Sourcing Officer
Paul W. Bischler	(Principal Accounting Officer)

/s/ Gregory E. Abel*	Manager
Gregory E. Abel

/s/ Stevan B. Bobb	Manager
Stevan B. Bobb

/s/ Warren E. Buffett*	Manager
Warren E. Buffett

/s/ Kathryn M. Farmer	Manager
Kathryn M. Farmer

/s/ Marc D. Hamburg*	Manager
Marc D. Hamburg

/s/ Roger Nober	Manager
Roger Nober

		*By:	/s/ Dustin J. Almaguer
Dated:	February 21, 2020		Dustin J. Almaguer, Attorney-in-fact

S-1