Form 10-Q
period 2020-03-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2020-05-04
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2020
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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$5,417	$5,762
Operating expenses:
Compensation and benefits	1,244	1,400
Purchased services	666	713
Depreciation and amortization	615	591
Fuel	614	711
Equipment rents	165	191
Materials and other	290	377
Total operating expenses	3,594	3,983
Operating income	1,823	1,779
Interest expense	262	268
Other (income) expense, net	(23)	(154)
Income before income taxes	1,584	1,665
Income tax expense	394	412
Net income	$1,190	$1,253

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$1,190	$1,253
Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	—	63
Change in accumulated other comprehensive income (loss) of equity method investees	1	(1)
Other comprehensive income (loss), net of tax	1	62
Total comprehensive income	$1,191	$1,315

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,852	$1,984
Accounts receivable, net	1,389	1,401
Materials and supplies	735	789
Other current assets	114	113
Total current assets	4,090	4,287

Property and equipment, net of accumulated depreciation of $12,198 and $12,101, respectively	64,600	64,533
Goodwill	14,851	14,851
Operating lease right-of-use assets	2,189	2,285
Other assets	2,642	2,618
Total assets	$88,372	$88,574

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,585	$3,634
Long-term debt and finance leases due within one year	676	571
Total current liabilities	4,261	4,205

Long-term debt and finance leases	22,489	22,640
Deferred income taxes	14,441	14,353
Operating lease liabilities	1,421	1,632
Casualty and environmental liabilities	432	442
Pension and retiree health and welfare liability	282	285
Other liabilities	1,235	1,297
Total liabilities	44,561	44,854
Commitments and contingencies (see Note 5)
Equity:
Member’s equity	43,665	43,575
Accumulated other comprehensive income (loss)	146	145
Total equity	43,811	43,720
Total liabilities and equity	$88,372	$88,574

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$1,190	$1,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	615	591
Deferred income taxes	87	115
Long-term casualty and environmental liabilities, net	(15)	1
Other, net	(122)	(254)
Changes in current assets and liabilities:
Accounts receivable, net	2	95
Materials and supplies	54	(20)
Other current assets	(10)	(149)
Accounts payable and other current liabilities	(52)	277
Net cash provided by operating activities	1,749	1,909

Investing Activities
Capital expenditures excluding equipment	(650)	(569)
Acquisition of equipment	(37)	(50)
Purchases of investments and investments in time deposits	—	(5)
Proceeds from sales of investments and maturities of time deposits	13	3
Other, net	(56)	(71)
Net cash used for investing activities	(730)	(692)

Financing Activities
Payments on long-term debt and finance leases	(51)	(11)
Cash distributions	(1,100)	(1,200)
Net cash used for financing activities	(1,151)	(1,211)
(Decrease) increase in cash and cash equivalents	(132)	6
Cash and cash equivalents:
Beginning of period	1,984	1,985
End of period	$1,852	$1,991

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$305	$283
Capital investments accrued but not yet paid	$145	$116
Income taxes paid, net of refunds	$3	$13
Non-cash asset financing	$6	$4

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2018	$42,519	$130	$42,649
Cash distributions	(1,200)	—	(1,200)
Comprehensive income (loss), net of tax	1,253	62	1,315
Balance as of March 31, 2019	$42,572	$192	$42,764

Balance as of December 31, 2019	$43,575	$145	$43,720
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,190	1	1,191
Balance as of March 31, 2020	$43,665	$146	$43,811

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2019, including the financial statements and notes thereto. Burlington Northern Santa Fe, LLC (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of March 31, 2020, and the results of operations for the three months ended March 31, 2020 and 2019.

2.	Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended March 31,
	2020	2019
Consumer Products	$1,765	$2,002
Industrial Products	1,465	1,472
Agricultural Products	1,144	1,113
Coal	766	869
Total freight revenues	5,140	5,456
Non-rail logistics subsidiary	173	196
Accessorial and other	104	110
Total other revenues	277	306
Total operating revenues	$5,417	$5,762

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of both March 31, 2020 and December 31, 2019, $1.1 billion represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of March 31, 2020 and December 31, 2019, remaining performance obligations were $163 million and $175 million, respectively.

3.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectibility. As of March 31, 2020 and December 31, 2019, $49 million and $51 million, respectively, of such allowance has been recorded.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4.	Debt

Notes and Debentures

In May 2019, BNSF filed a new automatic shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities which became effective on May 8, 2019 and will remain effective for three years.

In May 2019, the Board of Managers (the Board) authorized an additional $2.25 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the SEC. As of March 31, 2020, $1.675 billion remained authorized by the Board to be issued through the SEC debt shelf offering process.

In July 2019, BNSF issued $825 million of 3.55 percent debentures due February 15, 2050. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of March 31, 2020, the Company was in compliance with these financial covenants.

Subsequent Event

In April 2020, BNSF issued $575 million of 3.05 percent debentures due February 15, 2051. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

After this issuance, $1.1 billion remained authorized by the Board to be issued through the SEC debt shelf offering process.

In April 2020, BNSF gave notice to the holders of its $250 million 3.60 percent debentures maturing on September 1, 2020, of its decision to redeem all of the outstanding debentures on June 1, 2020 at par plus accrued and unpaid interest as of the redemption date.

Fair Value of Debt Instruments

As of March 31, 2020 and December 31, 2019, the fair value of BNSF’s debt, excluding finance leases, was $26.5 billion and $26.6 billion, respectively, while the book value, which also excludes finance leases, was $22.8 billion for both periods. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Guarantees

As of March 31, 2020, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2020, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	7	$16	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$275	$308
Accruals / changes in estimates	11	22
Payments	(22)	(16)
Ending balance	$264	$314
Current portion of ending balance	$70	$85

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $225 million to $325 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental costs (in millions):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$282	$298
Accruals / changes in estimates	1	1
Payments	(5)	(6)
Ending balance	$278	$293
Current portion of ending balance	$40	$40

The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $225 million to $375 million.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, including FELA claims, railroad protective and force account insurance claims, certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasuries. As of March 31, 2020, there was $454 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets, as compared with $492 million at December 31, 2019.

In 2019, the Company experienced significant flooding across parts of the network. The Company is insured for certain costs incurred as a result of the flooding and has compiled and submitted a claim to its third-party insurers. The Company may recover up to $250 million associated with property damage, business interruption, and extra expense incurred as part of the flooding. To date, the Company has recovered $155 million related to this claim.

6.	Employment Benefit Plans

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

During the first quarter of 2019, the Company amended the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan. Non-union employees hired on or after April 1, 2019 are not eligible to participate in these retirement plans and instead receive an additional employer contribution as part of the qualified 401(k) plan based on the employees’ age and years of service. Current employees are being transitioned away from the retirement plans within the next ten years, which began October 1, 2019, and upon transition are eligible for the additional employer contribution. As a result of the plan amendments, the Company recognized a curtailment gain of $120 million in the first quarter of 2019 consisting of $117 million for the reduction in projected benefit obligation and $3 million for the recognition of prior service credits.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	2020	2019
Service cost	$5	$10
Interest cost	18	22
Expected return on plan assets	(42)	(39)
Amortization of net gain	—	(1)
Amortization of prior service credits	—	(3)
Curtailment gain	—	(117)
Net (benefit) cost recognized	$(19)	$(128)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

7.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the three months ended March 31, 2020 and 2019, the Company declared and paid cash distributions of $1.1 billion and $1.2 billion, respectively, to its parent company. In both of the three-month periods ended March 31, 2020 and 2019, the Company made tax payments of less than $1 million to Berkshire. As of March 31, 2020 and December 31, 2019, the Company had a payable to Berkshire of $283 million and $31 million, respectively.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended March 31,
	2020	2019
Revenues	$37	$37
Expenditures	$93	$93

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest. As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. The investment in TTX recorded under the equity method is recorded in other assets. Equity income or losses are recorded in materials and other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers. BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $664 million and $656 million recognized as investments related to TTX in its Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively.

8.	Accumulated Other Comprehensive Income

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2018	$133	$(3)	$130
Other comprehensive income (loss), net before reclassifications	66	(1)	65
Amounts reclassified from AOCI:
Amortization of net gain[a]	(1)	—	(1)
Amortization of prior service credits[a]	(3)	—	(3)
Tax expense (benefit)	1	—	1
Balance as of March 31, 2019	$196	$(4)	$192

Balance as of December 31, 2019	$149	$(4)	$145
Other comprehensive income (loss), net before reclassifications	—	1	1
Balance as of March 31, 2020	$149	$(3)	$146

[a]	This accumulated other comprehensive income component is included in the computation of net periodic pension cost (see Note 6 for additional details).

9.	Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 (ASU 2018-15), Intangibles—Goodwill and Other - Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance requires an entity in such an arrangement to capitalize costs for certain implementation activities in the application development stage, expense the capitalized implementation costs over the term of the hosting arrangement, and present the expense with the associated hosting fees in the Consolidated Statements of Income. BNSF adopted the standard as of January 1, 2020. Adoption of the standard did not have a material impact on the Company's Consolidated Financial Statements and disclosures.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the use of an "expected loss" model on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. BNSF adopted the standard as of January 1, 2020. Adoption of the standard did not have a material impact on the Company's Consolidated Financial Statements and disclosures.

Item 2.	Management’s Narrative Analysis of Results of Operations

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

BNSF is an important part of the national and global supply chain and, as an essential business, has continued to operate throughout the duration of the COVID-19 pandemic. However, the Company expects the COVID-19 pandemic to cause an economic slowdown that could be significant and, therefore, could adversely affect the demand for its services. The COVID-19 pandemic continues to rapidly evolve, and the extent to which it may impact the Company's business, operating results, financial condition, or liquidity will depend on future developments which are highly uncertain and cannot be predicted with confidence. The fundamentals of the Company remain strong, and BNSF believes it has sufficient liquidity to continue business operations during this volatile period.

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the three months ended March 31, 2020, and a comparative analysis to the three months ended March 31, 2019.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Consumer Products	$1,765	$2,002	1,207	1,301
Industrial Products	1,465	1,472	460	471
Agricultural Products	1,144	1,113	285	276
Coal	766	869	384	416
Total freight revenues	5,140	5,456	2,336	2,464
Other revenues	277	306
Total operating revenues	$5,417	$5,762

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2020	2019
Consumer Products	$1,462	$1,539
Industrial Products	3,185	3,125
Agricultural Products	4,014	4,033
Coal	1,995	2,089
Total freight revenues	$2,200	$2,214

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2020	2019
Fuel expense [a]	$614	$711
Fuel surcharges	$273	$324
a  Fuel expense includes locomotive and non-locomotive fuel.
Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

Revenues

Revenues for the three months ended March 31, 2020 were $5,417 million, a decrease of $345 million, or 6 percent, as compared with the three months ended March 31, 2019. The decrease in revenue is primarily due to a 5 percent decrease in unit volume and a 1 percent decrease in average revenue per car / unit due to a one-time favorable outcome of an arbitration hearing recognized in the first quarter of 2019 and lower fuel surcharges. The volume decline includes the impact of the COVID-19 pandemic, which increased near the end of the first quarter. The decline in volume also included the following:

▪
Consumer Products volumes decreased primarily due to lower international intermodal volumes as the COVID-19 pandemic contributed to lower U.S. West Coast imports. Volumes further decelerated late in the quarter in the domestic intermodal and automotive segments as the COVID-19 pandemic’s impact to U.S. consumers intensified.

▪
Industrial Products volumes decreased primarily due to lower sand volumes driven by increased competition from locally-sourced ("in-basin") sand and due to lower liquefied petroleum gas volume attributable to increased pipeline takeaway capacity. These decreases were partially offset by higher demand for petroleum products.

▪	Agricultural Products volumes increased primarily due to higher domestic grain and soybean meal shipments, partially offset by lower grain exports.

▪	Coal volumes decreased primarily due to the effects of low natural gas prices, mild winter weather, and plant retirements.

Expenses

Operating expenses for the three months ended March 31, 2020 were $3.6 billion, a decrease of $389 million, or 10 percent, as compared with the three months ended March 31, 2019. The decrease in expenses is primarily due to lower volume-related costs, productivity improvements, and lower costs related to improved weather conditions compared to the first quarter of 2019, including the following changes in expenses:

▪	Compensation and benefits expense decreased due to lower employee counts associated with lower volume and improved productivity.

▪	Purchased services expense decreased primarily due to insurance recoveries in 2020 related to the 2019 flooding.

▪	Fuel expense decreased primarily due to improved efficiency, lower volumes, and lower average fuel prices.

▪
Materials and other expenses decreased primarily as a result of lower volume-related costs, personal injury expense, casualty-related costs, miscellaneous taxes, and the effects of cost controls in 2020.

▪	There were no significant changes in depreciation and amortization and equipment rents expense.

Other (income) expense, net decreased due to a curtailment gain related to a first quarter 2019 amendment to the Company’s retirement plans.

The effective tax rate was 24.9 percent and 24.7 percent for the three months ended March 31, 2020 and 2019, respectively.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws.

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in "Part I, Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K as supplemented by the risk factor in this quarterly report on Form 10-Q in "Part II, Item 1A. Risk Factors". Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

•   Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; disruptions to BNSF’s technology network including computer systems and software, such as cybersecurity intrusions, misappropriation of assets or sensitive information, corruption of data or operational disruptions; network congestion, including effects of greater than anticipated demand for transportation services and equipment; as well as pandemics or natural events such as severe weather, fires, floods, and earthquakes or man-made or other disruptions of BNSF’s or other railroads’ operating systems, structures, or equipment including the effects of acts of war or terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the information set forth in this report, you should carefully consider the risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, under the heading “Part I, Item 1A. Risk Factors” as supplemented by the risk factor below, which risks could materially affect the Company’s business, financial condition or future results.

The Company faces risks related to epidemics, pandemics, and other outbreaks, including the COVID-19 coronavirus, which may adversely affect its business, results of operations, and financial condition.

The Company faces risks related to epidemics, pandemics, and other outbreaks, including the COVID-19 coronavirus (“COVID-19”) pandemic. The continued spread of COVID-19 has reached geographic areas in which the Company has operations, suppliers, customers, and employees. The Company expects the COVID-19 pandemic to cause an economic slowdown that could be significant and, therefore, could adversely affect the demand for its services. Any one or more of these consequences or other unpredictable events could materially adversely affect the Company's operating results, financial condition, or liquidity. The COVID-19 pandemic continues to rapidly evolve, and the extent to which it may impact the Company's business, operating results, financial condition, or liquidity will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease. Further, the COVID-19 pandemic could also precipitate or heighten the other risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, under the heading “Part I, Item 1A. Risk Factors”.

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
Julie A. Piggott Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Date:  May 4, 2020

S-1

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Item 6.	Exhibits

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Company Operating Agreement.	8-K	4/13/2010	001-11535	3.1

4.1	Twenty-third Supplemental Indenture, dated as of April 13, 2020, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4/13/2020	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF’s 3.050% Debentures due February 15, 2051.	8-K	4/13/2020	001-11535	4.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three months ended March 31, 2020 formatted in XBRL includes: (i) the Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iii) the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) the Consolidated Statements of Changes in Equity for the periods ended March 31, 2020 and 2019, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this report because the total amount of securities authorized under any single instrument does not exceed 10 percent of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
__________________
* Filed herewith

S-2