Form 10-Q
period 2020-06-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2020-08-10
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2020
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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$4,602	$5,893	$10,019	$11,655
Operating expenses:
Compensation and benefits	993	1,334	2,237	2,734
Depreciation and amortization	612	595	1,227	1,186
Purchased services	560	687	1,226	1,400
Fuel	327	775	941	1,486
Equipment rents	154	187	319	378
Materials and other	226	308	516	685
Total operating expenses	2,872	3,886	6,466	7,869
Operating income	1,730	2,007	3,553	3,786
Interest expense	260	267	522	535
Other (income) expense, net	(24)	(33)	(47)	(187)
Income before income taxes	1,494	1,773	3,078	3,438
Income tax expense	363	435	757	847
Net income	$1,131	$1,338	$2,321	$2,591

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$1,131	$1,338	$2,321	$2,591
Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	1	—	1	63
Change in accumulated other comprehensive income (loss) of equity method investees	—	—	1	(1)
Other comprehensive income (loss), net of tax	1	—	2	62
Total comprehensive income	$1,132	$1,338	$2,323	$2,653

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,941	$1,984
Accounts receivable, net	1,239	1,401
Materials and supplies	693	789
Other current assets	125	113
Total current assets	3,998	4,287

Property and equipment, net of accumulated depreciation of $12,401 and $12,101, respectively	64,955	64,533
Goodwill	14,851	14,851
Operating lease right-of-use assets	2,102	2,285
Other assets	2,660	2,618
Total assets	$88,566	$88,574

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,813	$3,634
Long-term debt and finance leases due within one year	476	571
Total current liabilities	4,289	4,205

Long-term debt and finance leases	22,776	22,640
Deferred income taxes	14,505	14,353
Operating lease liabilities	1,327	1,632
Casualty and environmental liabilities	441	442
Pension and retiree health and welfare liability	280	285
Other liabilities	1,305	1,297
Total liabilities	44,923	44,854
Commitments and contingencies (see Note 5)
Equity:
Member’s equity	43,496	43,575
Accumulated other comprehensive income (loss)	147	145
Total equity	43,643	43,720
Total liabilities and equity	$88,566	$88,574

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$2,321	$2,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,227	1,186
Deferred income taxes	151	240
Long-term casualty and environmental liabilities, net	(11)	(9)
Other, net	(122)	(239)
Changes in current assets and liabilities:
Accounts receivable, net	150	(39)
Materials and supplies	96	9
Other current assets	(21)	(165)
Accounts payable and other current liabilities	136	471
Net cash provided by operating activities	3,927	4,045

Investing Activities
Capital expenditures excluding equipment	(1,575)	(1,417)
Acquisition of equipment	(96)	(111)
Purchases of investments and investments in time deposits	—	(6)
Proceeds from sales of investments and maturities of time deposits	21	7
Other, net	45	(73)
Net cash used in investing activities	(1,605)	(1,600)

Financing Activities
Proceeds from issuance of long-term debt	575	—
Payments on long-term debt and finance leases	(531)	(36)
Cash distributions	(2,400)	(2,400)
Other, net	(9)	—
Net cash used in financing activities	(2,365)	(2,436)
(Decrease) increase in cash and cash equivalents	(43)	9
Cash and cash equivalents:
Beginning of period	1,984	1,985
End of period	$1,941	$1,994

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$534	$529
Capital investments accrued but not yet paid	$240	$163
Income taxes paid, net of refunds	$31	$163
Non-cash asset financing	$9	$6

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2018	$42,519	$130	$42,649
Cash distributions	(1,200)	—	(1,200)
Comprehensive income (loss), net of tax	1,253	62	1,315
Balance as of March 31, 2019	42,572	192	42,764
Cash distributions	(1,200)	—	(1,200)
Comprehensive income (loss), net of tax	1,338	—	1,338
Balance as of June 30, 2019	$42,710	$192	$42,902

Balance as of December 31, 2019	$43,575	$145	$43,720
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,190	1	1,191
Balance as of March 31, 2020	43,665	146	43,811
Cash distributions	(1,300)	—	(1,300)
Comprehensive income (loss), net of tax	1,131	1	1,132
Balance as of June 30, 2020	$43,496	$147	$43,643

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of June 30, 2020, and the results of operations for the three and six months ended June 30, 2020 and 2019.

2.	Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consumer Products	$1,571	$1,903	$3,336	$3,905
Industrial Products	1,160	1,577	2,625	3,049
Agricultural Products	1,072	1,221	2,216	2,334
Coal	541	883	1,307	1,752
Total freight revenues	4,344	5,584	9,484	11,040
Non-rail logistics subsidiary	149	200	322	396
Accessorial and other	109	109	213	219
Total other revenues	258	309	535	615
Total operating revenues	$4,602	$5,893	$10,019	$11,655

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, $0.9 billion and $1.1 billion, respectively, represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of June 30, 2020 and December 31, 2019, remaining performance obligations were $179 million and $175 million, respectively.

3.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectibility. As of June 30, 2020 and December 31, 2019, $50 million and $51 million, respectively, of such allowance had been recorded.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4.	Debt

Notes and Debentures

In April 2020, BNSF issued $575 million of 3.05 percent debentures due February 15, 2051. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions. As of June 30, 2020, $1.1 billion remained authorized by the Board of Managers to be issued through the Securities and Exchange Commission debt shelf offering process.

On June 1, 2020, BNSF redeemed all of its $250 million 3.60 percent debentures maturing on September 1, 2020.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of June 30, 2020, the Company was in compliance with these financial covenants.

Fair Value of Debt Instruments

As of June 30, 2020 and December 31, 2019, the fair value of BNSF’s debt, excluding finance leases, was $28.5 billion and $26.6 billion, respectively, while the book value, which also excludes finance leases, was $22.9 billion and $22.8 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of June 30, 2020, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2020, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	7	$15	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Six Months Ended June 30,
	2020	2019
Beginning balance	$275	$308
Accruals / changes in estimates	24	50
Payments	(27)	(50)
Ending balance	$272	$308
Current portion of ending balance	$70	$85

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $230 million to $330 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental costs (in millions):

	Six Months Ended June 30,
	2020	2019
Beginning balance	$282	$298
Accruals / changes in estimates	2	2
Payments	(10)	(11)
Ending balance	$274	$289
Current portion of ending balance	$35	$40

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $220 million to $370 million.

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, including FELA claims, railroad protective and force account insurance claims, certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasuries. As of June 30, 2020, there was $530 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets, as compared with $492 million at December 31, 2019.

In 2019, the Company experienced significant flooding across parts of the network. The Company is insured for certain costs incurred as a result of the flooding, including property damage, business interruption, and extra expense. As of June 30, 2020, the Company had recognized and resolved $250 million, which is the full amount that may be recovered for the claim.

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$5	$7	$10	$17
Interest cost	17	20	35	42
Expected return on plan assets	(42)	(40)	(84)	(79)
Amortization of net gain	1	—	1	(1)
Amortization of prior service credits	—	—	—	(3)
Curtailment gain	—	—	—	(117)
Net (benefit) cost recognized	$(19)	$(13)	$(38)	$(141)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

7.	Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. In each of the six months ended June 30, 2020 and 2019, the Company declared and paid cash distributions of $2.4 billion to its parent company. In each of the six-month periods ended June 30, 2020 and 2019, the Company made tax payments of less than $1 million to Berkshire. Additionally, in the six months ended June 30, 2020, the Company received $29 million of tax refunds from Berkshire. As of June 30, 2020 and December 31, 2019, the Company had a payable to Berkshire of $546 million and $31 million, respectively.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$29	$42	$66	$79
Expenditures	$81	$100	$174	$193

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest. As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. The investment in TTX recorded under the equity method is recorded in other assets. Equity income or losses are recorded in materials and other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers. BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $673 million and $656 million recognized as investments related to TTX in its Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2018	$133	$(3)	$130
Other comprehensive income (loss), net before reclassifications	66	(1)	65
Amounts reclassified from AOCI:
Amortization of net gain[a]	(1)	—	(1)
Amortization of prior service credits[a]	(3)	—	(3)
Tax expense (benefit)	1	—	1
Balance as of June 30, 2019	$196	$(4)	$192

Balance as of December 31, 2019	$149	$(4)	$145
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Amortization of net gain[a]	1	—	1
Balance as of June 30, 2020	$150	$(3)	$147

[a]	This accumulated other comprehensive income component is included in the computation of net periodic pension cost (see Note 6 for additional details).

9.	Accounting Pronouncements

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

BNSF is an important part of the national and global supply chain and, as an essential business, has continued to operate throughout the duration of the COVID-19 pandemic. However, the COVID-19 pandemic has caused a significant economic slowdown that has adversely affected the demand for the Company's services. The COVID-19 pandemic continues to evolve, and the full extent to which it may impact the Company's business, operating results, financial condition, or liquidity will depend on future developments which are highly uncertain and cannot be predicted with confidence. The fundamentals of the Company remain strong, and BNSF believes it has sufficient liquidity to continue business operations during this volatile period.

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the six months ended June 30, 2020, and a comparative analysis to the six months ended June 30, 2019.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consumer Products	$3,336	$3,905	2,376	2,631
Industrial Products	2,625	3,049	830	970
Agricultural Products	2,216	2,334	562	574
Coal	1,307	1,752	676	856
Total freight revenues	9,484	11,040	4,444	5,031
Other revenues	535	615
Total operating revenues	$10,019	$11,655

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2020	2019
Consumer Products	$1,404	$1,484
Industrial Products	3,163	3,143
Agricultural Products	3,943	4,066
Coal	1,933	2,047
Total freight revenues	$2,134	$2,194

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2020	2019
Fuel expense [a]	$941	$1,486
Fuel surcharges	$447	$641
a  Fuel expense includes locomotive and non-locomotive fuel.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

Revenues

Revenues for the six months ended June 30, 2020 were $10.0 billion, a decrease of $1.6 billion, or 14 percent, as compared with the six months ended June 30, 2019. The decrease in revenue is primarily due to a 12 percent decrease in unit volume and a 3 percent decrease in average revenue per car / unit due to a one-time favorable outcome of an arbitration hearing recognized in the first quarter of 2019 and lower fuel surcharges. The volume decrease is primarily due to the COVID-19 pandemic, which negatively impacted volumes beginning late in the first quarter and continued through the second quarter. The decrease in volume also resulted from the following:

▪	Consumer Products volumes decreased primarily due to lower international intermodal and automotive volumes attributable to the COVID-19 pandemic.

▪
Industrial Products volumes decreased primarily due to a decrease in U.S. industrial production driven by the aforementioned pandemic and reduced demand in the energy sector, which drove lower sand and petroleum products volume.

▪	Agricultural Products volumes decreased primarily due to the impacts of the COVID-19 pandemic on ethanol and related commodities and due to lower net exports.

▪	Coal volumes decreased primarily due to lower electricity demand driven by the COVID-19 pandemic and mild winter weather, low natural gas prices, and plant retirements.
Expenses

Operating expenses for the six months ended June 30, 2020 were $6.5 billion, a decrease of $1.4 billion, or 18 percent, as compared with the six months ended June 30, 2019. The decrease in expenses is primarily due to lower volume-related costs, productivity improvements, and lower costs related to improved weather conditions compared to the first half of 2019, including the following changes in expenses:

▪	Compensation and benefits expense decreased primarily due to lower employee counts associated with lower volume and due to improved productivity.

▪
Purchased services expense decreased primarily due to lower volume and improved productivity, lower purchased transportation costs of the Company's logistics services business, as well as insurance recoveries in 2020 related to 2019 flooding.

▪	Fuel expense decreased primarily due to lower average fuel prices, lower volumes, and improved efficiency.

▪	Materials and other expenses decreased primarily as a result of lower volume-related costs, the effects of cost controls, and lower personal injury expense.

▪	There were no significant changes in depreciation and amortization and equipment rents expense.

Other (income) expense, net decreased primarily due to a curtailment gain recognized in the first quarter of 2019 related to the Company’s retirement plans.

The effective tax rate was 24.6 percent in each of the six months ended June 30, 2020 and 2019.

Capital Commitments

BNSF anticipates that capital commitments for 2020 will be approximately $3.1 billion, or a $300 million decrease from its original capital commitment plan.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On June 22, 2018, a loaded BNSF Railway train derailed in Doon, Iowa due to flooding. Some of the derailed railcars released petroleum hydrocarbons into floodwaters. The Company worked with federal and state authorities to remediate property impacted by the incident. The Company believes that no proceedings or monetary sanctions related to the incident are being contemplated by governmental authorities, and no notice of penalty has been issued. The resolution of this matter has not had a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

The Company faces risks related to epidemics, pandemics, and other outbreaks, including the COVID-19 coronavirus (“COVID-19”) pandemic, which has impacted geographic areas in which the Company has operations, suppliers, customers, and employees. The COVID-19 pandemic has caused a significant economic slowdown that has adversely affected demand for the Company’s services. The COVID-19 pandemic continues to evolve, and the full extent to which it may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.  Any one or more of these consequences or other unpredictable events, including future epidemics, pandemics and other outbreaks, could materially adversely affect the Company’s operating results, financial condition, or liquidity. Further, the COVID-19 pandemic and other like events could also precipitate or heighten the other risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, under the heading “Part I, Item 1A. Risk Factors”.

.

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and six months ended June 30, 2020 formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iii) the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) the Consolidated Statements of Changes in Equity for the periods ended June 30, 2020 and 2019, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this report because the total amount of securities authorized under any single instrument does not exceed 10 percent of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
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

Date:  August 10, 2020

S-1