Form 10-Q
period 2020-09-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2020-11-09
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2020
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
Fort Worth, TX
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

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$5,176	$6,021	$15,195	$17,676
Operating expenses:
Compensation and benefits	1,120	1,337	3,357	4,071
Purchased services	633	687	1,859	2,087
Depreciation and amortization	621	602	1,848	1,788
Fuel	394	725	1,335	2,211
Equipment rents	174	195	493	573
Materials and other	223	295	739	980
Total operating expenses	3,165	3,841	9,631	11,710
Operating income	2,011	2,180	5,564	5,966
Interest expense	257	271	779	806
Other (income) expense, net	(23)	(32)	(70)	(219)
Income before income taxes	1,777	1,941	4,855	5,379
Income tax expense	430	475	1,187	1,322
Net income	$1,347	$1,466	$3,668	$4,057

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$1,347	$1,466	$3,668	$4,057
Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	—	—	1	63
Change in accumulated other comprehensive income (loss) of equity method investees	—	—	1	(1)
Other comprehensive income (loss), net of tax	—	—	2	62
Total comprehensive income	$1,347	$1,466	$3,670	$4,119

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,969	$1,984
Accounts receivable, net	1,226	1,401
Materials and supplies	723	789
Other current assets	131	113
Total current assets	4,049	4,287

Property and equipment, net of accumulated depreciation of $12,724 and $12,101, respectively	65,146	64,533
Goodwill	14,851	14,851
Operating lease right-of-use assets	2,013	2,285
Other assets	2,674	2,618
Total assets	$88,733	$88,574

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,184	$3,634
Long-term debt and finance leases due within one year	918	571
Total current liabilities	4,102	4,205

Long-term debt and finance leases	22,327	22,640
Deferred income taxes	14,626	14,353
Operating lease liabilities	1,300	1,632
Casualty and environmental liabilities	436	442
Pension and retiree health and welfare liability	277	285
Other liabilities	1,375	1,297
Total liabilities	44,443	44,854
Commitments and contingencies (see Note 5)
Equity:
Member’s equity	44,143	43,575
Accumulated other comprehensive income (loss)	147	145
Total equity	44,290	43,720
Total liabilities and equity	$88,733	$88,574

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$3,668	$4,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,848	1,788
Deferred income taxes	272	423
Long-term casualty and environmental liabilities, net	(11)	(35)
Other, net	(95)	(314)
Changes in current assets and liabilities:
Accounts receivable, net	141	(80)
Materials and supplies	66	34
Other current assets	(2)	(147)
Accounts payable and other current liabilities	(385)	71
Net cash provided by operating activities	5,502	5,797

Investing Activities
Capital expenditures excluding equipment	(2,300)	(2,363)
Acquisition of equipment	(181)	(181)
Purchases of investments and investments in time deposits	—	(6)
Proceeds from sales of investments and maturities of time deposits	30	19
Other, net	10	(37)
Net cash used in investing activities	(2,441)	(2,568)

Financing Activities
Proceeds from issuance of long-term debt	575	825
Payments on long-term debt and finance leases	(541)	(54)
Cash distributions	(3,100)	(3,400)
Other, net	(10)	(13)
Net cash used in financing activities	(3,076)	(2,642)
(Decrease) increase in cash and cash equivalents	(15)	587
Cash and cash equivalents:
Beginning of period	1,984	1,985
End of period	$1,969	$2,572

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$827	$815
Capital investments accrued but not yet paid	$199	$227
Income taxes paid, net of refunds	$947	$959
Non-cash asset financing	$14	$8

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2018	$42,519	$130	$42,649
Cash distributions	(1,200)	—	(1,200)
Comprehensive income (loss), net of tax	1,253	62	1,315
Balance as of March 31, 2019	42,572	192	42,764
Cash distributions	(1,200)	—	(1,200)
Comprehensive income (loss), net of tax	1,338	—	1,338
Balance as of June 30, 2019	42,710	192	42,902
Cash distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,466	—	1,466
Balance as of September 30, 2019	$43,176	$192	$43,368

Balance as of December 31, 2019	$43,575	$145	$43,720
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,190	1	1,191
Balance as of March 31, 2020	43,665	146	43,811
Cash distributions	(1,300)	—	(1,300)
Comprehensive income (loss), net of tax	1,131	1	1,132
Balance as of June 30, 2020	43,496	147	43,643
Cash distributions	(700)	—	(700)
Comprehensive income (loss), net of tax	1,347	—	1,347
Balance as of September 30, 2020	$44,143	$147	$44,290

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of September 30, 2020, and the results of operations for the three and nine months ended September 30, 2020 and 2019.

2.Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consumer Products	$1,885	$1,973	$5,221	$5,878
Industrial Products	1,190	1,588	3,815	4,637
Agricultural Products	1,186	1,166	3,402	3,500
Coal	651	996	1,958	2,748
Total freight revenues	4,912	5,723	14,396	16,763
Non-rail logistics subsidiary	175	199	497	595
Accessorial and other	89	99	302	318
Total other revenues	264	298	799	913
Total operating revenues	$5,176	$6,021	$15,195	$17,676

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, $1.0 billion and $1.1 billion, respectively, represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of September 30, 2020 and December 31, 2019, remaining performance obligations were $211 million and $175 million, respectively.

3.Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of September 30, 2020 and December 31, 2019, $56 million and $51 million, respectively, of such allowance had been recorded.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
4.Debt

Notes and Debentures

In April 2020, BNSF issued $575 million of 3.05 percent debentures due February 15, 2051. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions. As of September 30, 2020, $1.1 billion remained authorized by the Board of Managers to be issued through the Securities and Exchange Commission debt shelf offering process.

On June 1, 2020, BNSF redeemed all of its $250 million 3.60 percent debentures maturing on September 1, 2020.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of September 30, 2020, the Company was in compliance with these financial covenants.

Fair Value of Debt Instruments

As of September 30, 2020 and December 31, 2019, the fair value of BNSF’s debt, excluding finance leases, was $28.6 billion and $26.6 billion, respectively, while the book value, which also excludes finance leases, was $22.9 billion and $22.8 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of September 30, 2020, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2020, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	7	$15	[c]
aReflects the maximum amount the Company could recover from a third party other than the counterparty.
bReflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
cReflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.
dThere is no cap to the liability that can be sought from BNSF for BNSF’s negligence or the negligence of the indemnified party. However, BNSF could receive reimbursement from certain insurance policies if the liability exceeds a certain amount.

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

5.Commitments and Contingencies

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$275	$308
Accruals / changes in estimates	36	69
Payments	(34)	(88)
Ending balance	$277	$289
Current portion of ending balance	$75	$85

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

The following table summarizes the activity in the Company’s accrued obligations for environmental costs (in millions):

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$282	$298
Accruals / changes in estimates	2	—
Payments	(15)	(16)
Ending balance	$269	$282
Current portion of ending balance	$35	$40

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $220 million to $360 million.

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, including FELA claims, railroad protective and force account insurance claims, certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasuries. As of September 30, 2020, there was $531 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets, as compared with $492 million as of December 31, 2019.

In 2019, the Company experienced significant flooding across parts of the network. The Company is insured for certain costs incurred as a result of the flooding, including property damage, business interruption, and extra expense. As of September 30, 2020, the Company had recognized and resolved $250 million, which is the full amount that may be recovered for the claim.

6.Employment Benefit Plans

BNSF provides a funded, noncontributory qualified pension plan (BNSF Retirement Plan), which covers most non-union employees, and an unfunded non-tax-qualified pension plan (BNSF Supplemental Retirement Plan), which covers certain officers and other employees. The benefits under these pension plans are based on years of credited service and the highest consecutive sixty months of compensation for the last ten years of salaried employment with the Company. BNSF also provides a funded, noncontributory qualified pension plan which covers certain union employees of the former The Atchison, Topeka and Santa Fe Railway Company (Union Plan). The benefits under this pension plan are based on elections made at the time the plan was implemented. With respect to the funded plans, the Company's funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes. The BNSF Retirement Plan, the BNSF Supplemental Retirement Plan, and the Union Plan are collectively referred to herein as the Pension Plans.

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$6	$7	$16	$24
Interest cost	18	20	53	62
Expected return on plan assets	(42)	(41)	(126)	(120)
Amortization of net gain	—	—	1	(1)
Amortization of prior service credits	—	—	—	(3)
Curtailment gain	—	—	—	(117)
Net (benefit) cost recognized	$(18)	$(14)	$(56)	$(155)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

7.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the nine months ended September 30, 2020 and 2019, the Company declared and paid cash distributions of $3.1 billion and $3.4 billion, respectively, to Berkshire. In the nine-months ended September 30, 2020 and 2019, the Company made tax payments of $781 million and $741 million to Berkshire, respectively. Additionally, in the nine months ended September 30, 2020, the Company received $29 million of tax refunds from Berkshire. As of September 30, 2020 and December 31, 2019, the Company had a tax payable to Berkshire of $3 million and $31 million, respectively.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$28	$39	$94	$118
Expenditures	$85	$93	$259	$286

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest. As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. The investment in TTX recorded under the equity method is recorded in other assets. Equity income or losses are recorded in materials and other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers. BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $691 million and $656 million recognized as investments related to TTX in its Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
8.Accumulated Other Comprehensive Income

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2018	$133	$(3)	$130
Other comprehensive income (loss), net before reclassifications	66	(1)	65
Amounts reclassified from AOCI:
Amortization of net gain[a]	(1)	—	(1)
Amortization of prior service credits[a]	(3)	—	(3)
Tax expense (benefit)	1	—	1
Balance as of September 30, 2019	$196	$(4)	$192

Balance as of December 31, 2019	$149	$(4)	$145
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Amortization of net gain[a]	1	—	1
Balance as of September 30, 2020	$150	$(3)	$147
a     This accumulated other comprehensive income component is included in the computation of net periodic pension cost (see Note 6 for additional details).

9.Accounting Pronouncements

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

Item 2.Management’s Narrative Analysis of Results of Operations

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

BNSF is an important part of the national and global supply chain and, as an essential business, has continued to operate throughout the duration of the COVID-19 pandemic. However, the COVID-19 pandemic caused a significant economic slowdown that adversely affected the demand for the Company's services. The COVID-19 pandemic continues to evolve, and the full extent to which it may impact the Company's business, operating results, financial condition, or liquidity will depend on future developments which are highly uncertain and cannot be predicted with confidence. The fundamentals of the Company remain strong, and BNSF believes it has sufficient liquidity to continue business operations during this volatile period.

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the nine months ended September 30, 2020, and a comparative analysis to the nine months ended September 30, 2019.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consumer Products	$5,221	$5,878	3,766	4,014
Industrial Products	3,815	4,637	1,218	1,474
Agricultural Products	3,402	3,500	855	856
Coal	1,958	2,748	1,036	1,338
Total freight revenues	14,396	16,763	6,875	7,682
Other revenues	799	913
Total operating revenues	$15,195	$17,676

	Average Revenue Per Car / Unit
	Nine Months Ended September 30,
	2020	2019
Consumer Products	$1,386	$1,464
Industrial Products	3,132	3,146
Agricultural Products	3,979	4,089
Coal	1,890	2,054
Total freight revenues	$2,094	$2,182

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Nine Months Ended September 30,
	2020	2019
Fuel expense [a]	$1,335	$2,211
Fuel surcharges	$600	$973
a  Fuel expense includes locomotive and non-locomotive fuel.

    Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

Revenues

Revenues for the nine months ended September 30, 2020 were $15.2 billion, a decrease of $2.5 billion, or 14 percent, as compared with the nine months ended September 30, 2019. The decrease in revenue is primarily due to an 11 percent decrease in unit volume and a 4 percent decrease in average revenue per car / unit. The overall volume decrease was primarily due to the COVID-19 pandemic, which severely impacted volumes in the first half of the year. Volumes sequentially improved from earlier periods, but continued to be impacted during the third quarter. The decrease in revenue also resulted from the following:

▪Consumer Products volumes decreased primarily due to the impact of the COVID-19 pandemic. Increased retail sales and inventory replenishments by retailers, along with increased e-commerce activity, offset earlier declines, resulting in higher domestic intermodal volumes while international intermodal volumes and automotive volumes remained lower.

▪Industrial Products volumes decreased primarily due to a decline in U.S. industrial production driven by the aforementioned pandemic, including reduced production and demand in the energy sector, which drove lower sand and petroleum products volume.

▪Agricultural Products volumes were about equal as the adverse impacts of the COVID-19 pandemic on volumes, primarily for ethanol and sweeteners shipments, along with lower soybean exports, were substantially offset by higher grain and meal exports.

▪Coal volumes decreased primarily due to lower electricity demand driven by the COVID-19 pandemic and mild winter weather in the first quarter, low natural gas prices, and utility coal plant retirements.

▪Average revenue per car/unit decreased as a result of business mix changes, lower fuel surcharges driven by lower fuel prices, and a one-time favorable outcome of an arbitration hearing recognized in the first quarter of 2019.
Expenses

Operating expenses for the nine months ended September 30, 2020 were $9.6 billion, a decrease of $2.1 billion, or 18 percent, as compared with the nine months ended September 30, 2019. The decrease in expenses is primarily due to lower volume-related costs, productivity improvements, the effects of cost control initiatives, and lower costs related to improved weather conditions compared to 2019, including the following changes in expenses:

▪Compensation and benefits expense decreased primarily due to lower employee counts associated with lower volume and due to improved workforce productivity.

▪Purchased services expense decreased primarily due to lower volume and improved productivity, lower purchased transportation costs of the Company's logistics services business, as well as insurance recoveries in the first half of 2020 related to network flooding in 2019.

▪Fuel expense decreased primarily due to lower average fuel prices, lower volumes, and improved fuel efficiency.

▪Materials and other expenses decreased primarily as a result of lower volume-related costs, the effects of cost controls, and lower personal injury expense.

▪There were no significant changes in depreciation and amortization and equipment rents expense.

Other (income) expense, net income decreased primarily due to a curtailment gain recognized in the first quarter of 2019 related to the Company’s retirement plans.

The effective tax rate was 24.5 percent and 24.6 percent for the nine months ended September 30, 2020 and 2019, respectively.

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

Item 4.Controls and Procedures

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

On June 22, 2018, a loaded BNSF Railway train derailed in Doon, Iowa due to flooding. Some of the derailed railcars released petroleum hydrocarbons into floodwaters. The Company worked with federal and state authorities to remediate property impacted by the incident. On August 11, 2020, the Company received notice from the U.S. Department of Justice that it is considering initiating a civil judicial action against BNSF Railway for the above-referenced release. Although no penalty has yet been issued, regulatory penalties could exceed $300,000. While the costs of resolving this matter are subject to further developments, the Company does not believe that the outcome will have a material adverse effect on its financial position, results of operations or liquidity.

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

The Company faces risks related to epidemics, pandemics, and other outbreaks, including the COVID-19 coronavirus (“COVID-19”) pandemic, which has impacted geographic areas in which the Company has operations, suppliers, customers, and employees. The COVID-19 pandemic caused a significant economic slowdown that adversely affected demand for the Company’s services. The COVID-19 pandemic continues to evolve, and the full extent to which it may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.  Any one or more of these consequences or other unpredictable events, including future epidemics, pandemics and other outbreaks, could materially adversely affect the Company’s operating results, financial condition, or liquidity. Further, the COVID-19 pandemic and other like events could also precipitate or heighten the other risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, under the heading “Part I, Item 1A. Risk Factors”.

Item 6.Exhibits

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated as of February 12, 2010.	8-K	2/16/2010	001-11535	3.2

3.3	Written Consent of Sole Member, dated April 8, 2010, amending the Amended and Restated Limited Liability Company Operating Agreement.	8-K	4/13/2010	001-11535	3.1

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and nine months ended September 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (vi) the Consolidated Statements of Changes in Equity for the periods ended September 30, 2020 and 2019, and (vii) the Notes to the Consolidated Financial Statements. *

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  November 9, 2020

S-1