Form 10-K
period 2020-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2021-03-01
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

Burlington Northern Santa Fe, LLC is an indirect, wholly-owned subsidiary of Berkshire Hathaway Inc.; as a result, there is no market data with respect to registrant’s membership interests.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
100% of the membership interests of Burlington Northern Santa Fe, LLC outstanding as of March 1, 2021 is held by National Indemnity Company, a wholly-owned subsidiary of Berkshire Hathaway Inc.
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

BNSF is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. The rail operations of BNSF Railway Company (BNSF Railway), the Company’s principal operating subsidiary, comprise one of the largest railroad systems in North America. As of December 31, 2020, BNSF Railway had approximately 35,225 employees.

BNSF’s internet address is www.bnsf.com. Through this internet website (under the “About BNSF/Financial Information” link), BNSF makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as all amendments to these reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). BNSF makes available on its website other previously filed SEC reports, registration statements and exhibits via a link to the SEC’s website at www.sec.gov. BNSF’s Code of Conduct for officers and salaried employees, along with other information about its business, is also made available on the Company’s website. BNSF intends to disclose any amendments to the Code of Conduct or any waiver from a provision of the Code of Conduct on its website.

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

Legal and Regulatory Risks.

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

Operational Risks.

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
BNSF Railway frequently transports chemicals and other hazardous materials and is required to transport these commodities to the extent of its common carrier obligation. A release of toxic inhalation hazard chemicals or other hazardous commodities could result in significant personal injury or loss of life and extensive property damage as well as environmental remediation and restoration obligations and penalties. The associated costs could have an adverse effect on the Company’s operating results, financial condition, or liquidity, as the Company is not insured above a certain threshold. Further, the rates BNSF Railway receives for transporting these commodities do not adequately compensate it should there be some type of accident. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available to the Company in the future if there is a catastrophic event related to rail transportation of these commodities. Regulatory imposition of routing or speed or other restrictions on the transportation of such products could adversely affect train velocity and network fluidity and adversely affect the Company’s results of operations, financial condition, or liquidity.

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

Industry and Economic Risks.

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

Human Capital Risks.

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

General Risk Factors.

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
The Company faces risks related to epidemics, pandemics, and other outbreaks, including the COVID-19 coronavirus (“COVID-19”) pandemic, which has impacted geographic areas in which the Company has operations, suppliers, customers, and employees. The COVID-19 pandemic caused a significant economic slowdown that adversely affected demand for the Company’s services. The COVID-19 pandemic continues to evolve, and the full extent to which it may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.  Any one or more of these consequences or other unpredictable events, including future epidemics, pandemics and other outbreaks, could materially adversely affect the Company’s operating results, financial condition, or liquidity. Further, the COVID-19 pandemic and other like events could also precipitate or heighten the other risks discussed in this Item 1A.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America. BNSF Railway operates approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks, and sidings) in 28 states and also operates in three Canadian provinces. BNSF Railway owns over 23,000 route miles, including easements, and operates on over 9,000 route miles of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks. As of December 31, 2020, the total BNSF Railway system (including single and multiple main tracks, yard tracks, and sidings) consisted of over 50,000 operated miles of track.

Property and Facilities
BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers, and other freight traffic. These facilities include approximately 25 intermodal hubs located across the system.

As of December 31, 2020, BNSF Railway owned or held under non-cancelable leases exceeding one year approximately 7,700 locomotives and 66,000 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF incurs significant costs in repairing and maintaining its properties. In 2020, BNSF recorded approximately $2 billion in repairs and maintenance expense in the Consolidated Statements of Income.

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

NETWORK MAP
BNSF RAILWAY
LEGEND
BNSF
UP/SP Trackage Rights
Handling Carrier
Haulage Agreement
0 50 100 200 Miles
0 50 100 200 300 Kilometers
© 2020 BNSF Railway
January 2020
Map Created by
Bartlett&West
Vancouver
Seattle
Spokane
Portland
Havre
Minot
Winnipeg
Fargo
Superior
Minneapolis
St. Paul
Billings
Gillette
Sioux Falls
Chicago
Toledo
Galesburg
Alliance
Salt Lake City
Lincoln
Stockton
Oakland
Denver
Topeka
Kansas City
St. Louis
Springfield
Memphis
Oklahoma City
Amarillo
Albuquerque
Belen
Winslow
Los Angeles
Long Beach
San Bernardino
San Diego
Phoenix
Birmingham
Atlanta
Fort Worth
El Paso
New Orleans
Houston
BRITISH COLUMBIA
ALBERTA
SASKATCHEWAN
MANITOBA
ONTARIO
QUÉBEC
NEW BRUNSWICK
WASHINGTON
OREGON
IDAHO
MONTANA
NORTH DAKOTA
SOUTH DAKOTA
WYOMING
NEBRASKA
MINNESOTA
WISCONSIN
MICHIGAN
IOWA
ILLINOIS
INDIANA
OHIO
PENNSYLVANIA
NEW YORK
VERMONT
NEW HAMPSHIRE
MAINE
MASS.
CONNECTICUT
NEW JERSEY
DEL.
MARYLAND
WEST VIRGINIA
VIRGINIA
KENTUCKY
NORTH CAROLINA
TENNESSEE
SOUTH CAROLINA
GEORGIA
ALABAMA
MISSISSIPPI
LOUISIANA
ARKANSAS
MISSOURI
KANSAS
OKLAHOMA
TEXAS
FLORIDA
NEVADA
UTAH
COLORADO
CALIFORNIA
ARIZONA
NEW MEXICO
BAJA CALIFORNIA
BAJA CALIFORNIA SUR
SONORA
CHIHUAHUA
COAHUILA
SINALOA
DURANGO
NUEVO LEON
TAMAULIPAS
ZACATECAS

Consumer Products:
The Consumer Products freight business provided 37 percent of freight revenues for the year ended December 31, 2020, and consisted of the following business units: Domestic Intermodal (including Truckload/Intermodal Marketing Companies and Expedited Truckload/Less-than-Truckload/Parcel), International Intermodal, and Automotive.

Industrial Products:
The Industrial Products freight business provided 26 percent of freight revenues for the year ended December 31, 2020, and consisted of the following five business units: Construction Products, Petroleum Products, Building Products, Chemicals and Plastics Products, and Food and Beverages.

Agricultural Products:
The transportation of Agricultural Products provided 24 percent of freight revenues for the year ended December 31, 2020. These products include corn, wheat, ethanol, soybeans, bulk foods, fertilizer, oil seeds and meals, feeds, oils, flour and mill products, specialty grains, milo, barley, oats and rye, and malt.

Coal:
The transportation of coal contributed 13 percent of freight revenues for the year ended December 31, 2020, with more than 90 percent of all of BNSF’s coal tons originating from the Powder River Basin of Wyoming and Montana.

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

Competition
The business environment in which BNSF Railway operates is highly competitive. Depending on the specific market, deregulated motor carriers and other railroads, as well as river barges, ships and pipelines in certain markets, may exert pressure on price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure, and minimal empty mileage continues to affect the market for non-bulk, time-sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF Railway and other railroads continue to seek to develop technology and other operating efficiencies to improve productivity.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the year ended December 31, 2020, and a comparative analysis of the year ended December 31, 2019.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Years Ended December 31,		Years Ended December 31,
	2020	2019	2020	2019
Consumer Products	$7,262	$7,860	5,266	5,342
Industrial Products	5,039	6,068	1,622	1,931
Agricultural Products	4,822	4,685	1,189	1,146
Coal	2,655	3,715	1,404	1,802
Total freight revenues	19,778	22,328	9,481	10,221
Other revenues	1,091	1,187
Total operating revenues	$20,869	$23,515

	Average Revenue Per Car / Unit
	Years Ended December 31,
	2020	2019
Consumer Products	$1,379	$1,471
Industrial Products	3,107	3,142
Agricultural Products	4,056	4,088
Coal	1,891	2,062
Total freight revenues	$2,086	$2,185

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Years Ended December 31,
	2020	2019
Fuel expense[a]	$1,789	$2,944
Fuel surcharges	$763	$1,275
a  Fuel expense includes locomotive and non-locomotive fuel.

Year Ended December 31, 2020 vs. Year Ended December 31, 2019

Revenues

Revenues for the year ended December 31, 2020 were $20.9 billion, a decrease of $2.6 billion, or 11 percent, as compared with the year ended December 31, 2019. The decrease in revenue is primarily due to a 7 percent decrease in unit volume and a 5 percent decrease in average revenue per car / unit. The overall volume decrease is primarily due to the COVID-19 pandemic, which severely impacted volumes through the first half of the year. Volumes sequentially improved from earlier periods and recovered overall to pre-pandemic levels by the end of the year. The decrease in revenue also resulted from the following:

•Consumer Products volumes decreased primarily due to the impact of the COVID-19 pandemic. Lower international intermodal and automotive volumes were offset by higher domestic intermodal volumes. Increased retail sales, inventory replenishments by retailers, and e-commerce activity resulted in a second half recovery of intermodal volumes.

•Industrial Products volumes decreased primarily due to a decline in U.S. industrial production driven by the aforementioned pandemic, including reduced production and demand in the energy sector, which drove lower sand and petroleum products volume, along with reduced steel demand which drove lower taconite volume.

•Agricultural Products volumes increased primarily due to higher grain and meal exports, partially offset by the adverse impacts of the COVID-19 pandemic on volumes, primarily for ethanol and sweeteners shipments.

•Coal volumes decreased primarily due to lower natural gas prices, lower electricity demand driven by the COVID-19 pandemic, utility coal plant retirements, and mild temperatures.

•Average revenue per car / unit decreased as a result of lower fuel surcharges driven by lower fuel prices, business mix changes, and a one-time favorable outcome of an arbitration hearing recognized in 2019.

Expense Table
The following table presents BNSF’s expense information (in millions):

	Years Ended December 31,
	2020	2019
Compensation and benefits	$4,609	$5,347
Purchased services	2,554	2,700
Depreciation and amortization	2,476	2,403
Fuel	1,789	2,944
Equipment rents	664	758
Materials and other	1,037	1,292
Total operating expenses	$13,129	$15,444

Interest expense	$1,037	$1,070
Other (income) expense, net	$(89)	$(249)
Income tax expense (benefit)	$1,631	$1,769

Expenses

Operating expenses for the year ended December 31, 2020 were $13.1 billion, a decrease of $2.3 billion, or 15 percent, as compared with the year ended December 31, 2019. The decrease in expenses is primarily due to lower volume-related costs, productivity improvements, the effects of cost control initiatives, and lower costs related to improved weather conditions compared to 2019, including the following changes in expenses:
•Compensation and benefits expense decreased primarily due to lower employee counts associated with lower volume and due to improved workforce productivity.

•Purchased services expense decreased primarily due to lower volume and improved productivity, lower purchased transportation costs of the Company's logistics services business, as well as higher insurance recoveries in 2020 related to network flooding in 2019.

•Fuel expense decreased primarily due to lower average fuel prices, lower volumes, and improved fuel efficiency.

•Materials and other expenses decreased primarily as a result of lower volume-related costs, the effects of cost controls, and lower personal injury and derailment expenses.

•There were no significant changes in depreciation and amortization and equipment rents expense.

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

•Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; disruptions to BNSF’s technology network including computer systems and software, such as cybersecurity intrusions, misappropriation of assets or sensitive information, corruption of data or operational disruptions; network congestion, including effects of greater than anticipated demand for transportation services and equipment; as well as pandemics or natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF’s or other railroads’ operating systems, structures, or equipment including the effects of acts of war or terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Sensitivity
As of December 31, 2020, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position.

Interest Rate Sensitivity
As of December 31, 2020, the fair value of BNSF’s debt, excluding finance leases, was $29.3 billion.

The following table is an estimate of the impact to the fair value of total debt, excluding finance leases, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2021, based on debt levels as of December 31, 2020:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
	Total Debt
1-percent decrease	$3.8	billion increase
1-percent increase	$3.2	billion decrease

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

The following documents are filed as a part of this report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
Burlington Northern Santa Fe, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Burlington Northern Santa Fe, LLC and subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Property and Equipment – Self Constructed Assets – Appropriate Capitalization of Costs – Refer to Notes 2 and 7 to the financial statements.

Critical Audit Matter Description

The Company self-constructs portions of its track structure and rebuilds certain classes of rolling stock. Costs that increase capacity, enhance the safety or efficiency of operations, extend the useful life or increase the value of an asset, gain strategic benefit, or provide new service offerings to customers are capitalized by the Company. In addition to direct labor and materials, indirect costs that clearly relate to capital projects are also capitalized. The determination by management of costs considered normal repairs and maintenance operating expense versus costs that are capitalized requires significant management judgement.

We identified the capitalization of cost additions to self-constructed assets as a critical audit matter. Management makes significant judgements when evaluating whether the costs should be charged to the self-constructed asset project and if the specific project the costs are assigned to meet the generally accepted accounting principles requirements related to capitalization. This required a high degree of auditor judgement when performing audit procedures to evaluate compliance with the criteria for cost capitalization and to evaluate the sufficiency of audit evidence obtained.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to test management’s judgements included the following, among others:

•For the year ended December 31, 2020, the Company capitalized costs of $3.1 billion. We obtained the detail of all property additions for the year and segregated the additions into categories to isolate assets self-constructed by the Company from assets purchased by the Company from third parties. We made sample selections from the self- constructed asset detail and obtained the details of the specific selected cost and related supporting documents.

•We assessed whether the nature of the selected cost reasonably reflected the nature of the capital project to which it was charged.

•We inquired with individuals in the Company’s engineering and operating departments to understand the nature of projects that were selected for testing to determine if it was a normal repairs and maintenance type project or if it was a project that should be capitalized.

•Based on the audit evidence obtained, we evaluated management’s judgement that the selected cost on the selected self-constructed project should have been capitalized as an asset based on the nature of the project.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
March 1, 2021

We have served as the Company’s auditor since 2010.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Income
In millions

	Years ended December 31,
	2020	2019	2018
Revenues	$20,869	$23,515	$23,855
Operating expenses:
Compensation and benefits	4,609	5,347	5,394
Purchased services	2,554	2,700	2,870
Depreciation and amortization	2,476	2,403	2,317
Fuel	1,789	2,944	3,346
Equipment rents	664	758	732
Materials and other	1,037	1,292	1,396
Total operating expenses	13,129	15,444	16,055
Operating income	7,740	8,071	7,800
Interest expense	1,037	1,070	1,041
Other (income) expense, net	(89)	(249)	(104)
Income before income taxes	6,792	7,250	6,863
Income tax expense	1,631	1,769	1,644
Net income	$5,161	$5,481	$5,219

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income
In millions

	Years ended December 31,
	2020	2019	2018
Net income	$5,161	$5,481	$5,219

Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	(48)	16	(127)
Change in accumulated other comprehensive income (loss) of equity method investees	1	(1)	1
Other comprehensive income (loss), net of tax	(47)	15	(126)
Total comprehensive income	$5,114	$5,496	$5,093

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Balance Sheets
In millions

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,986	$1,984
Accounts receivable, net	1,243	1,401
Materials and supplies	803	789
Other current assets	91	113
Total current assets	4,123	4,287

Property and equipment, net of accumulated depreciation of $13,175 and $12,101, respectively	65,088	64,533
Goodwill	14,851	14,851
Operating lease right-of-use assets	1,928	2,285
Other assets	2,670	2,618
Total assets	$88,660	$88,574

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,434	$3,634
Long-term debt and finance leases due within one year	917	571
Total current liabilities	4,351	4,205

Long-term debt and finance leases	22,303	22,640
Deferred income taxes	14,626	14,353
Operating lease liabilities	1,286	1,632
Casualty and environmental liabilities	428	442
Pension and retiree health and welfare liability	314	285
Other liabilities	1,348	1,297
Total liabilities	44,656	44,854
Commitments and contingencies (see Note 12)
Equity:
Member’s equity	43,906	43,575
Accumulated other comprehensive income (loss)	98	145
Total equity	44,004	43,720
Total liabilities and equity	$88,660	$88,574

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Cash Flows
In millions

	Years ended December 31,
	2020	2019	2018
Operating Activities
Net income	$5,161	$5,481	$5,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,476	2,403	2,317
Deferred income taxes	289	553	381
Long-term casualty and environmental liabilities, net	(19)	(49)	(18)
Other, net	(108)	(351)	(147)
Changes in current assets and liabilities:
Accounts receivable, net	122	134	(48)
Materials and supplies	(14)	4	10
Other current assets	20	(110)	(52)
Accounts payable and other current liabilities	(27)	122	246
Net cash provided by operating activities	7,900	8,187	7,908

Investing Activities
Capital expenditures excluding equipment	(2,819)	(3,193)	(2,918)
Acquisition of equipment	(244)	(415)	(269)
Purchases of investments and investments in time deposits	—	(6)	(27)
Proceeds from sales of investments and maturities of time deposits	32	42	45
Other, net	(32)	(170)	(11)
Net cash used for investing activities	(3,063)	(3,742)	(3,180)

Financing Activities
Proceeds from issuance of long-term debt	575	825	1,500
Payments on long-term debt and finance leases	(570)	(833)	(746)
Cash distributions	(4,830)	(4,425)	(5,450)
Other, net	(10)	(13)	(22)
Net cash used for financing activities	(4,835)	(4,446)	(4,718)
Increase (decrease) in cash and cash equivalents	2	(1)	10
Cash and cash equivalents:
Beginning of period	1,984	1,985	1,975
End of period	$1,986	$1,984	$1,985

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$1,045	$1,064	$1,072
Capital investments accrued but not yet paid	$156	$245	$251
Income taxes paid, net of refunds	$1,278	$1,196	$905
Non-cash asset financing	$19	$11	$8

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Changes in Equity

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2017	$42,778	$231	$43,009
Adoption of ASC Topic 606[a]	(3)	—	(3)
Equity method investee adoption of ASU 2016-01[b]	1	(1)	—
Reclassification upon early adoption of ASU 2018-02[c]	(26)	26	—
Cash distributions	(5,450)	—	(5,450)
Comprehensive income (loss), net of tax	5,219	(126)	5,093
Balance as of December 31, 2018	$42,519	$130	$42,649
Cash distributions	(4,425)	—	(4,425)
Comprehensive income (loss), net of tax	5,481	15	5,496
Balance as of December 31, 2019	$43,575	$145	$43,720
Cash distributions	(4,830)	—	(4,830)
Comprehensive income (loss), net of tax	5,161	(47)	5,114
Balance as of December 31, 2020	$43,906	$98	$44,004
a     Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers
b     Accounting Standards Update (ASU) No. 2016-01 Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities
c     ASU No. 2018-02 Income Statement - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe, LLC (BNSF or the Company) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF’s principal, wholly-owned subsidiary is BNSF Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America. BNSF Railway operates approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and also operates in three Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Agricultural Products, and Coal, derived from manufacturing, agricultural, and natural resource industries, which constituted 37 percent, 26 percent, 24 percent, and 13 percent, respectively, of total freight revenues for the year ended December 31, 2020. These Consolidated Financial Statements include BNSF, BNSF Railway, and other majority-owned subsidiaries, all of which are separate legal entities.

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

Accounts Receivable, Net
Accounts receivable, net includes accounts receivable reduced by an allowance for credit losses. The allowance for credit losses is based on expected collectibility. Receivables are written off against allowances after all reasonable collection efforts are exhausted.

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

Goodwill
Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss would be recognized to the extent that the carrying amount of a reporting unit exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

See Note 8 to the Consolidated Financial Statements for further information related to goodwill.

Property and Equipment, Net
BNSF’s railroad operations are highly capital intensive and its large base of homogeneous, network-type assets turns over on a continuous basis. BNSF self-constructs portions of its track structure and rebuilds certain classes of rolling stock. Each year, BNSF develops a capital program intended to enable BNSF to increase capacity, enhance the safety or efficiency of operations, extend the useful life or increase the value of its assets, gain strategic benefit, or provide new service offerings to customers. Costs are capitalized if they meet these criteria as well as the applicable minimum units of property, including costs for assets purchased or constructed throughout the year, along with all costs necessary to make the assets ready for their intended use. In addition to direct labor and materials, indirect costs that clearly relate to capital projects are also capitalized. Normal repairs and maintenance are charged to operating expense as incurred.

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

These detailed studies form the basis for the Company’s composite depreciation rates and take into account the following factors:

•Statistical analysis of historical patterns of use and retirements of each of BNSF’s asset classes;
•Evaluation of any expected changes in current operations and the outlook for continued use of the assets;
•Evaluation of technological advances and changes to maintenance practices; and
•Expected salvage to be received upon retirement.

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

•Level 1–Quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.
•Level 2–Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs are observable market data.
•Level 3–Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

3. Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14), Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in ASU 2018-14 modify the disclosure requirements for employers that sponsor defined benefit pension and other postretirement plans. BNSF adopted the standard as of December 31, 2020. Adoption of the standard did not have a material impact on the Company's Consolidated Financial Statement disclosures.

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

4. Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Years ended December 31,
	2020	2019	2018
Consumer Products	$7,262	$7,860	$7,902
Industrial Products	5,039	6,068	5,967
Agricultural Products	4,822	4,685	4,697
Coal	2,655	3,715	4,012
Total freight revenues	19,778	22,328	22,578
Non-rail logistics subsidiary	688	770	856
Accessorial and other	403	417	421
Total other revenues	1,091	1,187	1,277
Total operating revenues	$20,869	$23,515	$23,855

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, $1.0 billion and $1.1 billion, respectively, represent net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of December 31, 2020 and 2019, remaining performance obligations were $204 million and $175 million, respectively.

5. Income Taxes

Income tax expense (benefit) was as follows (in millions):

	Years ended December 31,
	2020	2019	2018
Current:
Federal	$1,111	$989	$1,037
State	231	226	228
Total current	1,342	1,215	1,265
Deferred:
Federal	256	470	366
State	33	84	13
Total deferred	289	554	379
Total	$1,631	$1,769	$1,644

Reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2020	2019	2018
U.S. Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.0	3.4	2.8
Other, net	—	—	0.2
Effective tax rate	24.0%	24.4%	24.0%

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2020	December 31, 2019
Deferred tax liabilities:
Property and equipment	$(14,622)	$(14,313)
Operating lease right-of-use assets	(393)	(492)
Other	(489)	(524)
Total deferred tax liabilities	(15,504)	(15,329)
Deferred tax assets:
Operating lease liabilities	386	475
Compensation and benefits	165	158
Casualty and environmental	104	114
Other	223	229
Total deferred tax assets	878	976
Net deferred tax liability	$(14,626)	$(14,353)
BNSF is included in the consolidated U.S. federal income tax return of Berkshire. BNSF’s tax expense and liabilities have been computed on a stand-alone basis, and all of its currently payable federal income taxes are remitted to Berkshire. See Note 14 to the Consolidated Financial Statements for information related to income taxes paid to Berkshire during 2020.

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

Uncertain Tax Positions
The amount of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018, was $41 million, $46 million, and $50 million, respectively. The amount of unrecognized tax benefits as of December 31, 2020 that would affect the Company’s effective tax rate if recognized was $30 million, computed at the federal income tax rate expected to be applicable in the taxable period in which the amount may be incurred by the Company. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Years ended December 31,
	2020	2019	2018
Beginning balance	$46	$50	$57
Additions for tax positions related to current year	7	8	2
Additions (reductions) for tax positions taken in prior years	(2)	(6)	5
Additions (reductions) for tax positions as a result of:
Settlements	(3)	—	—
Lapse of statute of limitations	(7)	(6)	(14)
Ending balance	$41	$46	$50

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations, the financial position or the cash flows of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income. The Company had recorded a liability of approximately $5 million and $7 million for interest for the years ended December 31, 2020 and 2019, respectively.

6. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectibility. As of December 31, 2020 and 2019, $54 million and $51 million, respectively, of such allowances had been recorded.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the corresponding ranges of estimated useful lives were as follows:

	December 31, 2020	December 31, 2019	Range of Estimated Useful Life
Land for transportation purposes	$6,305	$6,280	—
Track structure	26,657	25,599	15 – 50 years
Other roadway [a]	30,862	30,525	10 – 100 years
Locomotives	8,440	8,533	8 – 36 years
Freight cars and other equipment	3,746	3,567	8 – 43 years
Computer hardware, software and other	1,337	1,382	6 – 15 years
Construction in progress	916	748	—
Total cost	78,263	76,634
Less accumulated depreciation and amortization	(13,175)	(12,101)
Property and equipment, net	$65,088	$64,533
[a] Other roadway includes grading, bridges, signals, buildings and other road assets.

The Consolidated Balance Sheets as of December 31, 2020 and 2019 included $1.2 billion and $1.1 billion, respectively, of capitalized right-of-use fixed assets and related accumulated amortization of $366 million and $338 million, respectively, under other assets.

The Company capitalized $26 million, $15 million and $24 million of interest for the years ended December 31, 2020, 2019 and 2018, respectively.

8. Goodwill

As a result of the Merger on February 12, 2010, the Company recorded $14.8 billion of goodwill. Subsequent to the Merger, the Company has recorded additional amounts of goodwill as a result of acquisitions made by its non-rail logistics subsidiary.

During the years ended December 31, 2020, 2019 and 2018, no impairment losses were incurred and there were no accumulated impairment losses related to goodwill as of both December 31, 2020 and 2019. As of both December 31, 2020 and 2019, the carrying value of goodwill was $14.9 billion.

9.   Leases

The following table shows the components of lease cost (in millions):

Lease Cost	Years ended December 31,
	2020	2019
Operating lease cost	$451	$481
Finance lease cost:
Amortization of right-of-use assets	38	37
Interest on lease liabilities	21	24
Short-term lease cost	24	85
Total lease cost	$534	$627

Supplemental balance sheet information related to leases was as follows (in millions):

Operating Leases	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	$1,928	$2,285

Accounts payable and other current liabilities	$391	$455
Operating lease liabilities	1,286	1,632
Total operating lease liabilities	$1,677	$2,087

Finance Leases	December 31, 2020	December 31, 2019
Property and equipment	$804	$794
Accumulated depreciation	(386)	(349)
Property and equipment, net	$418	$445

Long-term debt due within one year	$186	$48
Long-term debt	139	324
Total finance lease liabilities	$325	$372

Supplemental cash flow information related to leases was as follows (in millions):

Cash Flow	Years ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$504	$412
Operating cash flows for finance leases	$22	$25
Financing cash flows for finance leases	$48	$47
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$27	$57

Other information related to leases was as follows:

Other Information	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	7.3	7.7
Finance leases	3.5	4.5
Weighted-average discount rate:
Operating leases	3.7%	3.7%
Finance leases	6.4%	6.4%

Maturities of lease liabilities as of December 31, 2020 are summarized as follows (in millions):

	Operating Leases	Finance Leases
2021	$424	$200
2022	344	36
2023	304	28
2024	256	24
2025	174	24
Thereafter	408	53
Total lease payments	1,910	365
Less amount representing interest	(233)	(40)
Total	$1,677	$325

Lease rental expense for all operating leases, excluding per diem leases, was $555 million for the year ended December 31, 2018. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted.

10. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31, 2020	December 31, 2019
Compensation and benefits payable	$760	$751
Property and income tax liabilities	435	391
Operating leases - current	391	455
Accounts payable	310	413
Accrued interest	277	280
Customer incentives	224	231
Casualty and environmental liabilities	110	115
Rents and leases	101	86
Capital expenditure estimated liabilities	74	120
Other	752	792
Total	$3,434	$3,634

11. Debt

Debt outstanding, excluding finance leases, was as follows (in millions):

	December 31, 2020 [a]		December 31, 2019 [a]
Notes and debentures, due 2021 to 2097	$22,294	4.6%	$22,169	4.7%
Equipment obligations, due 2021 to 2028	424	3.6	447	3.6
Mortgage bonds, due 2021 to 2047	47	3.1	81	4.5
Financing obligations, due 2021 to 2029	196	6.1	192	6.1
Unamortized fair value adjustment under acquisition method accounting, discount, debt issuance costs, and other, net	(66)		(50)
Total	22,895		22,839
Less current portion of long-term debt	(731)	3.7%	(523)	5.6%
Long-term debt	$22,164		$22,316
a  Amounts represent debt outstanding and weighted average effective interest rates for 2020 and 2019, respectively. Maturities are as of December 31, 2020.

As of December 31, 2020, certain BNSF Railway properties and other assets were subject to liens securing $47 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of December 31, 2020, the Company was in compliance with these financial covenants.

The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

The following table provides fair value information for the Company’s debt obligations including principal cash flows, related weighted average interest rates by contractual maturity dates and fair value. The Company had no outstanding variable rate debt as of December 31, 2020.

	December 31, 2020
	Maturity Date						Total	Fair Value
	2021	2022	2023	2024	2025	Thereafter
Fixed-rate debt (in millions)	$731	$1,528	$1,570	$1,236	$1,232	$16,598	$22,895	$29,348
Average interest rate	3.7%	4.0%	3.5%	3.6%	4.4%	4.8%	4.6%

As of December 31, 2019, the fair value of fixed-rate debt was $26.6 billion.

Notes and Debentures

2020
In April 2020, BNSF issued $575 million of 3.05 percent debentures due February 15, 2051. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions. As of December 31, 2020, $1.1 billion remained authorized by the Board of Directors (the Board) to be issued through the SEC debt shelf offering process.

2019
In May 2019, BNSF filed a new automatic shelf registration with the SEC for the issuance of debt securities which became effective on May 8, 2019 and will remain effective for three years.

In May 2019, the Board authorized an additional $2.25 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the SEC.

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

Subsequent Event
In January 2021, BNSF gave notice to the holders of its $250 million 4.10 percent debentures maturing on June 1, 2021, of its intention to redeem all of the outstanding debentures on March 1, 2021 at par plus accrued and unpaid interest as of the redemption date.

Guarantees
As of December 31, 2020, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2020, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount [a]		Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$—		Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/A	[d]	N/A	[d]	N/A	[d]	7	$14	[c]
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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Years ended December 31,
	2020	2019	2018
Beginning balance	$275	$308	$307
Accruals / changes in estimates	45	80	76
Payments	(47)	(113)	(75)
Ending balance	$273	$275	$308
Current portion of ending balance	$75	$75	$80

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $230 million to $325 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Years ended December 31,
	2020	2019	2018
Beginning balance	$282	$298	$317
Accruals / changes in estimates	2	5	—
Payments	(19)	(21)	(19)
Ending balance	$265	$282	$298
Current portion of ending balance	$35	$40	$40

The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $220 million to $355 million.

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, including FELA claims, railroad protective and force account insurance claims, certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts and treasury bills. As of December 31, 2020 and 2019, there were $548 million and $492 million, respectively, related to these third-party investments which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

In 2019, the Company experienced significant flooding across parts of the network. The Company is insured for certain costs incurred as a result of the flooding, including property damage, business interruption, and extra expense. As of December 31, 2020, the Company had resolved the claim and received payment for the full $250 million that was recoverable.

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

During the first quarter of 2019, the Company amended the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan. Non-union employees hired on or after April 1, 2019 are not eligible to participate in these retirement plans and instead receive an additional employer contribution as part of the qualified 401(k) plan based on the employees’ age and years of service. Current employees are being transitioned away from the retirement plans and upon transition are eligible for the additional employer contribution. As a result of the plan amendments, the Company recognized a curtailment gain of $120 million in the first quarter of 2019 consisting of $117 million for the reduction in projected benefit obligation and $3 million for the recognition of prior service credits.

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Years ended December 31,
	2020	2019	2018
Service cost	$21	$32	$46
Interest cost	70	81	82
Expected return on plan assets	(167)	(160)	(157)
Amortization of net loss	1	—	1
Amortization of prior service credits	—	(3)	(1)
Curtailment gain	—	(117)	—
Settlement loss (gain)	(1)	5	(1)
Net (benefit) cost recognized	$(76)	$(162)	$(30)

The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. The following tables show the change in projected benefit obligation for the Pension Plans (in millions):

	Pension Benefits
Change in Benefit Obligation	December 31, 2020	December 31, 2019
Projected benefit obligation at beginning of period	$2,295	$2,198
Service cost	21	32
Interest cost	70	81
Actuarial loss (gain)	262	279
Benefits paid	(143)	(142)
Curtailments	—	(117)
Settlements	(6)	(36)
Projected benefit obligation at end of period	2,499	2,295
Component representing future salary increases	(51)	(44)
Accumulated benefit obligation at end of period	$2,448	$2,251
In both years ended December 31, 2020 and 2019, the change in benefit obligation resulting from actuarial losses is primarily the result of a reduction in the discount rate from the preceding year.

The following tables show the change in plan assets of the Pension Plans (in millions):

	Pension Benefits
Change in Plan Assets	December 31, 2020	December 31, 2019
Fair value of plan assets at beginning of period	$2,672	$2,336
Actual return (loss) on plan assets	383	482
Employer contributions[a]	10	—
Benefits paid	(143)	(134)
Settlements	(6)	(12)
Fair value of plan assets at end of period	$2,916	$2,672
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status of the Pension Plans, defined as plan assets less the projected benefit obligation (in millions):

	Pension Benefits
	December 31, 2020	December 31, 2019
Funded status (plan assets less projected benefit obligations)	$417	$377

Of the net pension assets of $417 million and $377 million recognized as of December 31, 2020 and December 31, 2019, respectively, $9 million was included in other current liabilities as of both December 31, 2020 and 2019, and $520 million and $465 million were included in other assets as of December 31, 2020 and 2019, respectively.

The BNSF Supplemental Retirement Plan and the Union Plan have accumulated and projected benefit obligations in excess of plan assets. The following table shows the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the plans (in millions):

	December 31, 2020	December 31, 2019
Projected benefit obligation	$122	$113
Accumulated benefit obligation	$114	$113
Fair value of plan assets	$19	$25

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to accumulated other comprehensive income (loss) (AOCI). The following tables show the pre-tax change in AOCI attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits
	Years ended December 31,
Change in AOCI	2020	2019	2018
Beginning balance	$228	$182	$371
Amortization of net loss	1	—	1
Amortization of prior service credits	—	(3)	(1)
Actuarial gain (loss)	(46)	44	(188)
Settlements	(1)	5	(1)
Ending balance	$182	$228	$182

Pre-tax amounts currently recognized in AOCI consist of the following (in millions):

	Pension Benefits
	Years ended December 31,
	2020	2019
Net gain (loss)	$182	$227
Settlements	—	1
Pre-tax amount recognized in AOCI	$182	$228

The assumptions used in accounting for the Pension Plans were as follows:

	Pension Benefits
	Years ended December 31,
Assumptions Used to Determine Net Cost	2020	2019	2018
Discount rate	3.2%	4.2%	3.6%
Expected long-term rate of return on plan assets	6.7%	6.7%	6.6%
Rate of compensation increase	3.1%	3.5%	3.6%

	Pension Benefits
Assumptions Used to Determine Benefit Obligations	December 31, 2020	December 31, 2019
Discount rate	2.3%	3.2%
Rate of compensation increase	3.1%	3.1%

The Company determined the discount rate based on a yield curve that utilized year-end market yields of high-quality corporate bonds to develop spot rates that are matched against the plans’ expected benefit payments. The discount rate used for the 2021 calculation of pension net benefit cost decreased to 2.3 percent, which reflects market conditions at the December 31, 2020 measurement date.

Various other assumptions including retirement and withdrawal rates, compensation increases, payment form and benefit commencement age are based upon a five-year experience study. In 2016, the Company obtained an updated study which had an immaterial impact on its pension and retiree health and welfare projected benefit obligation.

The Company utilizes actuary-produced mortality tables and an improvement scale derived from the most recently available data, which were used in the calculation of its December 31, 2020 and 2019 liabilities.

Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities.

The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Actual experience may differ from the assumed rates. The expected rate of return on pension plan assets was 6.7 percent for 2020 and will be 6.7 percent for 2021.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and expected rate of return on plan assets:

Sensitivity Analysis
	Change in 2021 Net Benefit Cost
Hypothetical Discount Rate Change	Pension
50 basis point decrease	$6	million	decrease
50 basis point increase	$5	million	increase
Hypothetical Expected Rate of Return on Plan Assets Change	Pension
50 basis point decrease	$13	million	increase
50 basis point increase	$13	million	decrease
Investments are stated at fair value. The various types of investments are valued as follows:

(i) Cash and equivalents include investments in a money market fund and in a collective short-term investment fund, both of which are composed of high-grade instruments with short-term maturities. The money market fund is valued at the closing price reported by the active market on which the fund is traded (Level 1 input). The short-term investment fund is valued based on the price per share which is determined and published (although not publicly) and is the basis for current transactions (Level 2 input).

(ii) Equity securities are valued at the last trade price at primary exchange close time on the last business day of the year (Level 1 input). If the last trade price is not available, values are based on bid, ask/offer quotes from contracted pricing vendors, brokers, or investment managers (Level 3 input or Level 2 if corroborated).

(iii) Highly liquid government obligations, such as U.S. Treasury securities, are valued based on quoted prices in active markets for identical assets (Level 1 input). Other fixed maturity securities and government obligations are valued based on institutional bid evaluations from contracted vendors. Where available, vendors use observable market-based data to evaluate prices (Level 2 input). If observable market-based data is not available, unobservable inputs such as extrapolated data, proprietary models, and indicative quotes are used to arrive at estimated prices representing the price a dealer would pay for the security (Level 3 input).

The following table summarizes the investments of the funded pension plans as of December 31, 2020, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2020	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$19	$1	$18	$—
Equity securities[b]	2,634	2,634	—	—
Government obligations	254	254	—	—
Other fixed maturity securities	9	—	9	—
Total[c]	$2,916	$2,889	$27	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2020, three equity securities each exceeded 10 percent of total plan assets. These investments represent approximately 67 percent of total plan assets.
c Excludes less than $1 million accrued for dividend and interest receivable.

Comparative Prior Year Information
The following table summarizes the investments of the funded pension plans as of December 31, 2019, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2019	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$32	$2	$30	$—
Equity securities[b]	2,518	2,518	—	—
Government obligations	111	111	—	—
Other fixed maturity securities	11	—	11	—
Total [c]	$2,672	$2,631	$41	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2019, three equity securities each exceeded 10 percent of total plan assets.  These investments represented approximately 58 percent of total plan assets.
c Excludes less than $1 million accrued for dividend and interest receivable.

The Company is not required to make contributions to its funded pension plans in 2021.

The following table shows expected benefit payments from the Pension Plans for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments[a]
2021	$151
2022	$141
2023	$136
2024	$132
2025	$129
2026-2030	$611
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Other Benefit Plans
BNSF sponsors qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matches contributions made by non-union employees and a limited number of union employees subject to certain percentage limits of the employees’ earnings. Non-union employees hired on or after April 1, 2019, and employees hired before that date who have transitioned from the BNSF Retirement Plan are also eligible for an additional employer contribution based on the employees’ age and years of service. The Company's 401(k) expense was $49 million, $41 million, and $36 million during the years ended December 31, 2020, 2019, and 2018, respectively.

Certain salaried employees of BNSF who met age and years of service requirements and who began salaried employment prior to September 22, 1995 are eligible for medical benefits, including prescription drug coverage, during retirement. For pre-Medicare participants, the postretirement medical and prescription drug benefit is contributory and provides benefits to retirees and their covered dependents. For Medicare eligible participants, a yearly stipend is recorded in a Health Reimbursement Account (HRA) established on their behalf. Retirees can use these HRAs to reimburse themselves for eligible out-of-pocket expenses, as well as premiums for personal supplemental insurance policies. HRAs are unfunded, so no funds are expended by the Company until the reimbursements are paid to participants. As of December 31, 2020 and 2019, the projected benefit obligation associated with the retiree health and welfare plans was $237 million and $224 million, respectively. For each of the years ended December 31, 2020, 2019 and 2018, the service cost associated with the health and welfare plans was less than $1 million.

Under collective bargaining agreements, BNSF participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Health care claim payments and life insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $46 million, $59 million and $64 million during the years ended December 31, 2020, 2019 and 2018, respectively. The average number of employees covered under these plans was approximately 33,000 during the year ended December 31, 2020, and approximately 37,000 for both years ended December 31, 2019 and 2018.

14. Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the years ended December 31, 2020, 2019 and 2018, the Company declared and paid cash distributions of $4.8 billion, $4.4 billion and $5.5 billion, respectively, to Berkshire. For the years ended December 31, 2020, 2019 and 2018, the Company received tax refunds of $55 million, $1 million and $222 million, respectively, from Berkshire, and made tax payments of $1.1 billion, $934 million and $912 million, respectively, to Berkshire. As of December 31, 2020 and 2019, the Company had a payable to Berkshire of $70 million and $31 million, respectively.
BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Years ended December 31,
	2020	2019	2018
Revenues	$119	$158	$152
Expenditures	$367	$386	$381

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest. As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. The investment in TTX recorded under the equity method is recorded in other assets. Equity income or losses are recorded in materials and other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers. BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $703 million and $656 million recognized as investments related to TTX in its Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.

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

The following tables provide the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Total
Balance as of December 31, 2017	$234	$(3)	$231
Other comprehensive income (loss), net before reclassifications	(126)	1	(125)
Amounts reclassified from AOCI:
Reclassification due to ASU 2016-01 adoption	—	(1)	(1)
Reclassification due to ASU 2018-02 adoption	26	—	26
Amortization of actuarial losses[a]	1	—	1
Amortization of prior service credits[a]	(3)	—	(3)
Tax expense (benefit)	1	—	1
Balance as of December 31, 2018	$133	$(3)	$130
Other comprehensive income (loss), net before reclassifications	16	(1)	15
Amounts reclassified from AOCI:
Amortization of prior service credits[a]	(4)	—	(4)
Settlement (gain) loss[a]	5	—	5
Tax expense (benefit)	(1)	—	(1)
Balance as of December 31, 2019	$149	$(4)	$145
Other comprehensive income (loss), net before reclassifications	(48)	1	(47)
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	2	—	2
Settlement (gain) loss[a]	(1)	—	(1)
Tax expense (benefit)	(1)	—	(1)
Balance as of December 31, 2020	$101	$(3)	$98
a     This accumulated other comprehensive income component is included in the computation of net periodic pension cost (see Note 13 for additional details).

16. Quarterly Financial Data—Unaudited

In millions

2020	Fourth	Third	Second	First
Revenues	$5,674	$5,176	$4,602	$5,417
Operating income	$2,176	$2,011	$1,730	$1,823
Net income	$1,493	$1,347	$1,131	$1,190

2019	Fourth	Third	Second	First
Revenues	$5,839	$6,021	$5,893	$5,762
Operating income	$2,105	$2,180	$2,007	$1,779
Net income	$1,424	$1,466	$1,338	$1,253

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

Management assessed the effectiveness of BNSF’s internal control over financial reporting as of December 31, 2020. In making this assessment, management adopted and used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that as of December 31, 2020, BNSF’s internal control over financial reporting was effective based on those criteria.

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

None.

Part III

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
The following table presents the fees incurred by BNSF, including its majority-owned subsidiaries, for services provided by Deloitte & Touche LLP, the independent registered public accounting firm, for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Audit fees	$3,212	$2,940
Audit-related fees	—	24
Tax fees	—	—
All other fees	—	27
Total	$3,212	$2,991

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

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit and tax planning for specific transactions or potential transactions of the Company. No tax fees were billed in 2020 or 2019.

All Other Fees
All other fees consist of subscription-related fees.

Pre-Approval Policies and Procedures
The Registrant is an indirect, wholly-owned subsidiary of Berkshire Hathaway Inc. and does not have an audit committee. During 2020 and 2019, the Audit Committee of Berkshire Hathaway Inc. pre-approved all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.Consolidated Financial Statements—see Item 8.
Schedules are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.
2.Exhibits.

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	1-11535	3.1
	3.2
Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, and as further amended by the Written Consent of the Sole Member, dated January 1, 2021. Ø ‡

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

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.16	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Trust Company, N.A., as Trustee.	8-K	3/14/2008	1-11535	4.1
4.17	Officers’ Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 15, 2018, including the form of the Notes.	8-K	3/14/2008	1-11535	4.2
4.18	Third Supplemental Indenture, dated as of December 3, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/3/2008	1-11535	4.1
4.19	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.1
4.20	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.2
4.21	Fifth Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	2/16/2010	1-11535	4.1
4.22	Second Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and U.S. Bank Trust National Association.	8-K	2/16/2010	1-11535	4.2
4.23	Sixth Supplemental Indenture, dated as of May 17, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/17/2010	1-11535	4.1
4.24	Certificate of Determination as to the terms of BNSF’s 5.75% Debentures due May 1, 2040.	8-K	5/17/2010	1-11535	4.2
4.25	Seventh Supplemental Indenture, dated as of September 10, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/10/2010	1-11535	4.1
4.26	Certificate of Determination as to the terms of BNSF’s 3.60% Debentures due September 1, 2020 and 5.05% Debentures due March 1, 2041.	8-K	9/10/2010	1-11535	4.2
4.27	Eighth Supplemental Indenture, dated as of May 19, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/19/2011	1-11535	4.1
4.28	Certificate of Determination as to the terms of BNSF’s 4.10% Debentures due June 1, 2021 and 5.40% Debentures due June 1, 2041.	8-K	5/19/2011	1-11535	4.2
4.29	Ninth Supplemental Indenture, dated as of August 22, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2011	1-11535	4.1
4.30	Certificate of Determination as to the terms of BNSF’s 3.45% Debentures due September 15, 2021 and 4.95% Debentures due September 15, 2041.	8-K	8/22/2011	1-11535	4.2
4.31	Tenth Supplemental Indenture, dated as of March 2, 2012, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/2/2012	1-11535	4.1
4.32	Certificate of Determination as to the terms of BNSF’s 3.05% Debentures due March 15, 2022 and 4.40% Debentures due March 15, 2042.	8-K	3/2/2012	1-11535	4.2
4.33	Eleventh Supplemental Indenture, dated as of August 23, 2012, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/23/2012	1-11535	4.1
4.34	Certificate of Determination as to the terms of BNSF’s 3.050% Debentures due September 1, 2022 and 4.375% Debentures due September 1, 2042.	8-K	8/23/2012	1-11535	4.2

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.35	Twelfth Supplemental Indenture, dated as of March 12, 2013, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/12/2013	1-11535	4.1
4.36	Certificate of Determination as to the terms of BNSF’s 3.00% Debentures due March 15, 2023 and 4.45% Debentures due March 15, 2043.	8-K	3/12/2013	1-11535	4.2
4.37	Thirteenth Supplemental Indenture, dated as of August 22, 2013, to Indenture dated December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2013	1-11535	4.1
4.38	Certificate of Determination as to the terms of BNSF’s 3.850% Debentures due September 1, 2023 and 5.150% Debentures due September 1, 2043.	8-K	8/22/2013	1-11535	4.2
4.39	Fourteenth Supplemental Indenture, dated as of March 7, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/7/2014	1-11535	4.1
4.40	Certificate of Determination as to the terms of BNSF’s 3.750% Debentures due April 1, 2024 and 4.900% Debentures due April 1, 2044.	8-K	3/7/2014	1-11535	4.2
4.41	Fifteenth Supplemental Indenture, dated as of August 18, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/18/2014	1-11535	4.1
4.42	Certificate of Determination as to the terms of BNSF’s 3.400% Debentures due September 1, 2024 and 4.550% Debentures due September 1, 2044.	8-K	8/18/2014	1-11535	4.2
4.43	Sixteenth Supplemental Indenture, dated as of March 9, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2015	1-11535	4.1
4.44	Certificate of Determination as to the terms of BNSF’s 3.000% Debentures due April 1, 2025 and 4.150% Debentures due April 1, 2045.	8-K	3/9/2015	1-11535	4.2
4.45	Seventeenth Supplemental Indenture, dated as of August 20, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/20/2015	1-11535	4.1
4.46	Certificate of Determination as to the terms of BNSF’s 3.650% Debentures due September 1, 2025 and 4.700% Debentures due September 1, 2045.	8-K	8/20/2015	1-11535	4.2
4.47	Eighteenth Supplemental Indenture, dated as of May 16, 2016, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/16/2016	1-11535	4.1
4.48	Certificate of Determination as to the terms of BNSF’s 3.900% Debentures due August 1, 2046.	8-K	5/16/2016	1-11535	4.2
4.49	Nineteenth Supplemental Indenture, dated as of March 9, 2017, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2017	1-11535	4.1
4.50	Certificate of Determination as to the terms of BNSF’s 3.250% Debentures due June 15, 2027 and 4.125% Debentures due June 15, 2047.	8-K	3/9/2017	1-11535	4.2
4.51	Twentieth Supplemental Indenture, dated as of March 5, 2018, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/5/2018	1-11535	4.1
4.52	Certificate of Determination as to the terms of BNSF’s 4.050% Debentures due June 15, 2048.	8-K	3/5/2018	1-11535	4.2
4.53	Twenty-First Supplemental Indenture, dated as of August 2, 2018, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/2/2018	1-11535	4.1

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit

	4.54	Certificate of Determination as to the terms of BNSF’s 4.150% Debentures due December 15, 2048.	8-K	8/2/2018	1-11535	4.2
	4.55	Twenty-Second Supplemental Indenture, dated as of July 24, 2019, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	7/24/2019	1-11535	4.1
	4.56	Certificate of Determination as to the terms of BNSF’s 3.550% Debentures due February 15, 2050.	8-K	7/24/2019	1-11535	4.2
	4.57	Twenty-Third Supplemental Indenture, dated as of April 13, 2020, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4/13/2020	1-11535	4.1
	4.58	Certificate of Determination as to the terms of BNSF's 3.050% Debentures due February 15, 2051.	8-K	4/13/2020	1-11535	4.2
	4.59	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. ‡
	Certain instruments evidencing long-term indebtedness of BNSF are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of BNSF’s total assets. BNSF will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

(10)	Material Contracts
	10.1	Replacement Capital Covenant, dated as of December 15, 2005, by BNSF in favor of and for the benefit of each Covered Debtholder (as defined therein).	8-K	12/15/2005	1-11535	10.1
(23)	Consents of experts and counsel
	23.1	Consent of Deloitte & Touche LLP.‡
(24)	Power of Attorney
	24.1	Power of Attorney. ‡
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Principal Executive Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). ‡
	31.2	Principal Financial Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). ‡
(32)	Section 1350 Certifications
	32.1
Certification Pursuant to Rule 13a-14(b) and 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). Pursuant to Rule 13a-14(b) and 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). ‡

(101)	XBRL-Related Documents
	101
The following financial information from Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (vi) the Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018, and (vii) the Notes to the Consolidated Financial Statements. ‡

(104)	104	Cover Page Interactive Data File (formatted as iXBRL and continued in Exhibit 101)
‡    Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Santa Fe, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Burlington Northern Santa Fe, LLC
		By:	/s/ Kathryn M. Farmer
Dated:	March 1, 2021		Kathryn M. Farmer President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe, LLC and in the capacities and on the date indicated.

Signature	Title

/s/ Kathryn M. Farmer	President and Chief Executive Officer
Kathryn M. Farmer	(Principal Executive Officer), and Director

/s/ Julie A. Piggott	Executive Vice President and Chief Financial Officer
Julie A. Piggott	(Principal Financial Officer), and Director

/s/ Paul W. Bischler	Vice President and Chief Accounting Officer
Paul W. Bischler	(Principal Accounting Officer)

/s/ Gregory E. Abel*	Director
Gregory E. Abel

/s/ Stevan B. Bobb	Director
Stevan B. Bobb

/s/ Warren E. Buffett*	Director
Warren E. Buffett

/s/ Marc D. Hamburg*	Director
Marc D. Hamburg

/s/ Carl R. Ice*	Director
Carl R. Ice

/s/ Matthew J. Igoe	Director
Matthew J. Igoe

/s/ Roger Nober	Director
Roger Nober

		*By:	/s/ Dustin J. Almaguer
Dated:	March 1, 2021		Dustin J. Almaguer, Attorney-in-fact

S-1