Form 10-Q
period 2021-03-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2021-05-03
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2021
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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$5,401	$5,417
Operating expenses:
Compensation and benefits	1,183	1,244
Purchased services	665	666
Depreciation and amortization	619	615
Fuel	550	614
Equipment rents	171	165
Materials and other	324	290
Total operating expenses	3,512	3,594
Operating income	1,889	1,823
Interest expense	258	262
Other (income) expense, net	(28)	(23)
Income before income taxes	1,659	1,584
Income tax expense	408	394
Net income	$1,251	$1,190

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$1,251	$1,190
Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	1	—
Change in accumulated other comprehensive income (loss) of equity method investees	—	1
Other comprehensive income (loss), net of tax	1	1
Total comprehensive income	$1,252	$1,191

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,951	$1,986
Accounts receivable, net	1,291	1,243
Materials and supplies	852	803
Other current assets	127	91
Total current assets	4,221	4,123

Property and equipment, net of accumulated depreciation of $13,687 and $13,175, respectively	65,042	65,088
Goodwill	14,851	14,851
Operating lease right-of-use assets	1,840	1,928
Other assets	2,719	2,670
Total assets	$88,673	$88,660

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,700	$3,434
Long-term debt and finance leases due within one year	1,338	917
Total current liabilities	5,038	4,351

Long-term debt and finance leases	21,478	22,303
Deferred income taxes	14,686	14,626
Operating lease liabilities	1,143	1,286
Casualty and environmental liabilities	435	428
Pension and retiree health and welfare liability	310	314
Other liabilities	1,327	1,348
Total liabilities	44,417	44,656
Commitments and contingencies (see Note 5)
Equity:
Member’s equity	44,157	43,906
Accumulated other comprehensive income (loss)	99	98
Total equity	44,256	44,004
Total liabilities and equity	$88,673	$88,660

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income	$1,251	$1,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	619	615
Deferred income taxes	58	87
Long-term casualty and environmental liabilities, net	7	(15)
Other, net	(69)	(122)
Changes in current assets and liabilities:
Accounts receivable, net	(48)	2
Materials and supplies	(49)	54
Other current assets	(32)	(10)
Accounts payable and other current liabilities	219	(52)
Net cash provided by operating activities	1,956	1,749

Investing Activities
Capital expenditures excluding equipment	(530)	(650)
Acquisition of equipment	(26)	(37)
Proceeds from sales of investments and maturities of time deposits	1	13
Other, net	(29)	(56)
Net cash used in investing activities	(584)	(730)

Financing Activities
Payments on long-term debt and finance leases	(407)	(51)
Cash distributions	(1,000)	(1,100)
Net cash used in financing activities	(1,407)	(1,151)
(Decrease) increase in cash and cash equivalents	(35)	(132)
Cash and cash equivalents:
Beginning of period	1,986	1,984
End of period	$1,951	$1,852

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$300	$305
Capital investments accrued but not yet paid	$129	$145
Income taxes paid, net of refunds	$7	$3
Non-cash asset financing	$4	$6

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2019	$43,575	$145	$43,720
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,190	1	1,191
Balance as of March 31, 2020	$43,665	$146	$43,811

Balance as of December 31, 2020	$43,906	$98	$44,004
Cash distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,251	1	1,252
Balance as of March 31, 2021	$44,157	$99	$44,256

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2020, including the financial statements and notes thereto. Burlington Northern Santa Fe, LLC (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of March 31, 2021, and the results of operations for the three months ended March 31, 2021 and 2020.

2.Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended March 31,
	2021	2020
Consumer Products	$1,890	$1,765
Agricultural Products	1,308	1,144
Industrial Products	1,226	1,465
Coal	686	766
Total freight revenues	5,110	5,140
Non-rail logistics subsidiary	180	173
Accessorial and other	111	104
Total other revenues	291	277
Total operating revenues	$5,401	$5,417

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, $1.1 billion and $1.0 billion, respectively, represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of March 31, 2021 and December 31, 2020, remaining performance obligations were $260 million and $204 million, respectively.

3.Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of March 31, 2021 and December 31, 2020, $47 million and $54 million, respectively, of such allowance had been recorded.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
4.Debt

Notes and Debentures

As of March 31, 2021, $1.1 billion remained authorized by the Board of Directors to be issued through the Securities and Exchange Commission debt shelf offering process.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of March 31, 2021, the Company was in compliance with these financial covenants.

Subsequent Event

In April 2021, BNSF issued $925 million of 3.30 percent debentures due September 15, 2051. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

Fair Value of Debt Instruments

As of March 31, 2021 and December 31, 2020, the fair value of BNSF’s debt, excluding finance leases, was $26.6 billion and $29.3 billion, respectively, while the book value, which also excludes finance leases, was $22.6 billion and $22.9 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of March 31, 2021, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2021, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	6	$13	[c]
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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$273	$275
Accruals / changes in estimates	17	11
Payments	(6)	(22)
Ending balance	$284	$264
Current portion of ending balance	$75	$70

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $245 million to $340 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental costs (in millions):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$265	$282
Accruals / changes in estimates	1	1
Payments	(5)	(5)
Ending balance	$261	$278
Current portion of ending balance	$35	$40

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $215 million to $350 million.

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, including FELA claims, railroad protective and force account insurance claims, certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasuries. As of both March 31, 2021 and December 31, 2020, there was $548 million related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

6.Employment Benefit Plans

BNSF provides a funded, noncontributory qualified pension plan (BNSF Retirement Plan), which covers most non-union employees, and an unfunded non-tax-qualified pension plan (BNSF Supplemental Retirement Plan), which covers certain officers and other employees. The benefits under these pension plans are based on years of credited service and the highest consecutive sixty months of compensation for the last ten years of salaried employment with the Company. In 2019, the Company amended the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan. Non-union employees hired on or after April 1, 2019 are not eligible to participate in these retirement plans and instead receive an additional employer contribution as part of the qualified 401(k) plan based on the employees’ age and years of service. Current plan participants are being transitioned away from the retirement plans and upon transition are eligible for the additional employer contribution.

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	2021	2020
Service cost	$6	$5
Interest cost	14	18
Expected return on plan assets	(44)	(42)
Net (benefit) cost recognized	$(24)	$(19)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

7.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the three months ended March 31, 2021 and 2020, the Company declared and paid cash distributions of $1.0 billion and $1.1 billion, respectively, to Berkshire. In both of the three-month periods ended March 31, 2021 and 2020, the Company made tax payments of less than $1 million to Berkshire. As of March 31, 2021 and December 31, 2020, the Company had a tax payable to Berkshire of $360 million and $70 million, respectively.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended March 31,
	2021	2020
Revenues	$23	$37
Expenditures	$97	$93

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest. As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. The investment in TTX recorded under the equity method is recorded in other assets. Equity income or losses are recorded in materials and other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers. BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $718 million and $703 million recognized as investments related to TTX in its Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$149	$(4)	$145
Other comprehensive income (loss), net before reclassifications	—	1	1
Balance as of March 31, 2020	$149	$(3)	$146

Balance as of December 31, 2020	$101	$(3)	$98
Other comprehensive income (loss), net before reclassifications	—	—	—
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	1	—	1
Balance as of March 31, 2021	$102	$(3)	$99
a     This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare costs (see Note 6 for additional details on pensions costs).

9.Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (ASU 2019-12), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting and disclosure requirements for income taxes by clarifying existing guidance to improve consistency in application of Accounting Standards Codification (ASC) 740. BNSF adopted the standard as of January 1, 2021. Adoption of the standard did not have a material impact on the Company’s Consolidated Financial Statements and disclosures.

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

The COVID-19 pandemic caused a significant economic slowdown that adversely affected the demand for the Company's services in 2020. The effects of the COVID-19 pandemic are ongoing, and the full extent to which it may impact the Company's business and financial results remain uncertain and will depend on future developments.

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the three months ended March 31, 2021, and a comparative analysis to the three months ended March 31, 2020.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Consumer Products	$1,890	$1,765	1,393	1,207
Agricultural Products	1,308	1,144	318	285
Industrial Products	1,226	1,465	399	460
Coal	686	766	339	384
Total freight revenues	5,110	5,140	2,449	2,336
Other revenues	291	277
Total operating revenues	$5,401	$5,417

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2021	2020
Consumer Products	$1,357	$1,462
Agricultural Products	4,113	4,014
Industrial Products	3,073	3,185
Coal	2,024	1,995
Total freight revenues	$2,087	$2,200

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2021	2020
Fuel expense [a]	$550	$614
Fuel surcharges	$202	$273
a  Fuel expense includes locomotive and non-locomotive fuel.

    Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

Revenues

Revenues for the three months ended March 31, 2021 were $5.4 billion, a decrease of $16 million, or 0.3% from the three months ended March 31, 2020 due to a 5 percent increase in unit volume offset by a 5 percent decrease in average revenue per car / unit. Revenue amounts also included the following changes between periods:

▪Average revenue per car/unit decreased as a result of business mix changes and lower fuel surcharge revenue due to lower fuel prices.

▪Consumer Products volumes increased due to growth in both international and domestic intermodal shipments driven by increased retail sales and inventory replenishments by retailers, along with increased e-commerce activity. Automotive volumes declined due to production impacts from a global microchip shortage.

▪Agricultural Products volumes increased primarily due to higher grain exports.

▪Industrial Products volumes decreased primarily due to reduced production and demand in the energy sector, which drove lower petroleum products and sand volume. In addition, shipments of chemicals, plastics, and aggregates were lower due to winter storm related impacts to Texas and the U.S. Gulf Coast regions.

▪Coal volumes decreased primarily due to lower utility demand in the early part of the quarter, along with severe winter weather which impacted deliveries.

Expenses

Operating expenses for the three months ended March 31, 2021 were $3.5 billion, a decrease of $82 million, or 2 percent, as compared with the three months ended March 31, 2020. A significant portion of the decrease is due to the following changes in expenses:

▪Compensation and benefits expense decreased primarily due to fewer employees as a result of improved productivity.

▪Fuel expense decreased primarily due to lower average fuel prices, lower gross ton mile volumes and improved fuel efficiency.

▪Materials and other expenses increased primarily as a result of higher miscellaneous taxes and property taxes.

▪There were no significant changes in purchased services, depreciation and amortization and equipment rents expense.

The effective tax rate was 24.6 percent and 24.9 percent for the three months ended March 31, 2021 and 2020, respectively.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws.

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in "Part I, Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 6.Exhibits

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, and as further amended by the Written Consent of the Sole Member, dated January 1, 2021.	10-K	3/1/2021	001-11535	3.2

4.1	Twenty-Fourth Supplemental Indenture, dated as of April 6, 2021, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4/6/2021	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF’s 3.300% Debentures due September 15, 2051.	8-K	4/6/2021	001-11535	4.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three months ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (vi) the Consolidated Statements of Changes in Equity for the periods ended March 31, 2021 and 2020, and (vii) the Notes to the Consolidated Financial Statements. *

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  May 3, 2021

S-1