Form 10-Q
period 2021-06-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2021-08-09
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2021
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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$5,809	$4,602	$11,210	$10,019
Operating expenses:
Compensation and benefits	1,163	993	2,346	2,237
Purchased services	686	560	1,351	1,226
Fuel	693	327	1,243	941
Depreciation and amortization	612	612	1,231	1,227
Equipment rents	166	154	337	319
Materials and other	271	226	595	516
Total operating expenses	3,591	2,872	7,103	6,466
Operating income	2,218	1,730	4,107	3,553
Interest expense	261	260	519	522
Other (income) expense, net	(22)	(24)	(50)	(47)
Income before income taxes	1,979	1,494	3,638	3,078
Income tax expense	463	363	871	757
Net income	$1,516	$1,131	$2,767	$2,321

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$1,516	$1,131	$2,767	$2,321
Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	1	1	2	1
Change in accumulated other comprehensive income (loss) of equity method investees	—	—	—	1
Other comprehensive income (loss), net of tax	1	1	2	2
Total comprehensive income	$1,517	$1,132	$2,769	$2,323

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,043	$1,986
Accounts receivable, net	1,342	1,243
Materials and supplies	878	803
Other current assets	218	91
Total current assets	4,481	4,123

Property and equipment, net of accumulated depreciation of $14,138 and $13,175, respectively	65,165	65,088
Goodwill	14,852	14,851
Operating lease right-of-use assets	1,761	1,928
Other assets	2,747	2,670
Total assets	$89,006	$88,660

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,463	$3,434
Long-term debt and finance leases due within one year	888	917
Total current liabilities	4,351	4,351

Long-term debt and finance leases	22,365	22,303
Deferred income taxes	14,771	14,626
Operating lease liabilities	1,049	1,286
Casualty and environmental liabilities	436	428
Pension and retiree health and welfare liability	307	314
Other liabilities	1,354	1,348
Total liabilities	44,633	44,656
Commitments and contingencies (see Note 5)
Equity:
Member’s equity	44,273	43,906
Accumulated other comprehensive income (loss)	100	98
Total equity	44,373	44,004
Total liabilities and equity	$89,006	$88,660

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$2,767	$2,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,231	1,227
Deferred income taxes	143	151
Long-term casualty and environmental liabilities, net	8	(11)
Other, net	(81)	(122)
Changes in current assets and liabilities:
Accounts receivable, net	(99)	150
Materials and supplies	(75)	96
Other current assets	(42)	(21)
Accounts payable and other current liabilities	(77)	136
Net cash provided by operating activities	3,775	3,927

Investing Activities
Capital expenditures excluding equipment	(1,220)	(1,575)
Acquisition of equipment	(69)	(96)
Proceeds from sales of investments and maturities of time deposits	1	21
Other, net	(59)	45
Net cash used in investing activities	(1,347)	(1,605)

Financing Activities
Proceeds from issuance of long-term debt	925	575
Payments on long-term debt and finance leases	(886)	(531)
Cash distributions	(2,400)	(2,400)
Other, net	(10)	(9)
Net cash used in financing activities	(2,371)	(2,365)
Increase (decrease) in cash and cash equivalents	57	(43)
Cash and cash equivalents:
Beginning of period	1,986	1,984
End of period	$2,043	$1,941

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$518	$534
Capital investments accrued but not yet paid	$159	$240
Income taxes paid, net of refunds	$738	$31
Non-cash asset financing	$7	$9

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2019	$43,575	$145	$43,720
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,190	1	1,191
Balance as of March 31, 2020	43,665	146	43,811
Cash distributions	(1,300)	—	(1,300)
Comprehensive income (loss), net of tax	1,131	1	1,132
Balance as of June 30, 2020	$43,496	$147	$43,643

Balance as of December 31, 2020	$43,906	$98	$44,004
Cash distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,251	1	1,252
Balance as of March 31, 2021	44,157	99	44,256
Cash distributions	(1,400)	—	(1,400)
Comprehensive income (loss), net of tax	1,516	1	1,517
Balance as of June 30, 2021	$44,273	$100	$44,373

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of June 30, 2021, and the results of operations for the three and six months ended June 30, 2021 and 2020.

2.Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consumer Products	$2,083	$1,571	$3,973	$3,336
Agricultural Products	1,272	1,072	2,580	2,216
Industrial Products	1,352	1,160	2,578	2,625
Coal	767	541	1,453	1,307
Total freight revenues	5,474	4,344	10,584	9,484
Non-rail logistics subsidiary	200	149	380	322
Accessorial and other	135	109	246	213
Total other revenues	335	258	626	535
Total operating revenues	$5,809	$4,602	$11,210	$10,019

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, $1.1 billion and $1.0 billion, respectively, represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of June 30, 2021 and December 31, 2020, remaining performance obligations were $257 million and $204 million, respectively.

3.Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of June 30, 2021 and December 31, 2020, $50 million and $54 million, respectively, of such allowance had been recorded.

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

In June 2021, the Board of Directors authorized an additional $3.0 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the SEC, for a total of $3.175 billion that has been authorized by the Board to be issued through the Securities Exchange Commission debt shelf offering process.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of June 30, 2021, the Company was in compliance with these financial covenants.

Fair Value of Debt Instruments

As of June 30, 2021 and December 31, 2020, the fair value of BNSF’s debt, excluding finance leases, was $28.2 billion and $29.3 billion, respectively, while the book value, which also excludes finance leases, was $23.1 billion and $22.9 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of June 30, 2021, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2021, were as follows (dollars in millions):

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Six Months Ended June 30,
	2021	2020
Beginning balance	$273	$275
Accruals / changes in estimates	27	24
Payments	(15)	(27)
Ending balance	$285	$272
Current portion of ending balance	$75	$70

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

Environmental

BNSF is subject to extensive federal, state, and local environmental regulation. The Company’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF’s land holdings are or have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Under federal (in particular, the Comprehensive Environmental Response, Compensation, and Liability Act) and state statutes, the Company may be held jointly and severally liable for cleanup and enforcement costs associated with a particular site without regard to fault or the legality of the original conduct. The Company participates in the study, cleanup, or both of environmental contamination at approximately 190 sites.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental costs (in millions):

	Six Months Ended June 30,
	2021	2020
Beginning balance	$265	$282
Accruals / changes in estimates	5	2
Payments	(9)	(10)
Ending balance	$261	$274
Current portion of ending balance	$35	$35

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, including FELA claims, railroad protective and force account insurance claims, certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasuries. As of June 30, 2021 and December 31, 2020, there was $556 million and $548 million, respectively, related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$6	$5	$12	$10
Interest cost	14	17	28	35
Expected return on plan assets	(44)	(42)	(88)	(84)
Amortization of net loss	1	1	1	1
Net (benefit) cost recognized	$(23)	$(19)	$(47)	$(38)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

7.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During both of the six months ended June 30, 2021 and 2020, the Company declared and paid cash distributions of $2.4 billion to Berkshire. In the six-month periods ended June 30, 2021 and 2020, the Company made tax payments of $562 million and less than $1 million to Berkshire, respectively. Additionally, in the six months ended June 30, 2020, the Company received $29 million of tax refunds from Berkshire. As of June 30, 2021 and December 31, 2020, the Company had a tax payable to Berkshire of $80 million and $70 million, respectively.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$31	$29	$54	$66
Expenditures	$98	$81	$195	$174

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest. As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. The investment in TTX recorded under the equity method is recorded in other assets. Equity income or losses are recorded in materials and other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers. BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $731 million and $703 million recognized as investments related to TTX in its Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$149	$(4)	$145
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	1	—	1
Balance as of June 30, 2020	$150	$(3)	$147

Balance as of December 31, 2020	$101	$(3)	$98
Other comprehensive income (loss), net before reclassifications	—	—	—
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	3	—	3
Tax expense (benefit)	(1)	—	(1)
Balance as of June 30, 2021	$103	$(3)	$100
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

The COVID-19 pandemic caused a significant economic slowdown that adversely affected the demand for the Company's services in 2020. While volumes have significantly improved from 2020, the effects of the COVID-19 pandemic are ongoing, including disruptions in the global supply chain and changes to domestic consumer behavior. The full extent to which the effects of the pandemic may impact the Company's business and financial results remains uncertain and will depend on future developments.

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the six months ended June 30, 2021, and a comparative analysis to the six months ended June 30, 2020.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consumer Products	$3,973	$3,336	2,882	2,376
Agricultural Products	2,580	2,216	631	562
Industrial Products	2,578	2,625	837	830
Coal	1,453	1,307	723	676
Total freight revenues	10,584	9,484	5,073	4,444
Other revenues	626	535
Total operating revenues	$11,210	$10,019

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2021	2020
Consumer Products	$1,379	$1,404
Agricultural Products	4,089	3,943
Industrial Products	3,080	3,163
Coal	2,010	1,933
Total freight revenues	$2,086	$2,134

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2021	2020
Fuel expense [a]	$1,243	$941
Fuel surcharges	$530	$447
a  Fuel expense includes locomotive and non-locomotive fuel.

    Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

Revenues

Revenues for the six months ended June 30, 2021 were $11.2 billion, an increase of $1.2 billion, or 12 percent, as compared with the six months ended June 30, 2020 due to a 14 percent increase in unit volume offset by a 2 percent decrease in average revenue per car / unit resulting from business mix changes. Revenue amounts also included the following changes between periods including improvements from the 2020 effects of the COVID-19 pandemic:

▪Consumer Products volumes increased due to growth in both international and domestic intermodal shipments driven by increased retail sales and inventory replenishments by retailers along with increased e-commerce activity; Automotive shipments increased despite continued production impacts from a global microchip shortage.

▪Agricultural Products volumes increased primarily due to higher grain exports, as well as higher volumes of ethanol and related commodities.

▪Industrial Products volumes increased primarily due to continued recovery in the U.S. industrial economy driving higher volumes in the construction and building sectors, partially offset by lower petroleum volumes due to reduced production and demand in the energy sector.

▪Coal volumes increased primarily due to increased electricity generation and higher natural gas prices.

Expenses

Operating expenses for the six months ended June 30, 2021 were $7.1 billion, an increase of $637 million, or 10 percent, as compared with the six months ended June 30, 2020. A significant portion of the increase is due to the following changes in expenses:

▪Compensation and benefits expense increased primarily due to increased volume, partially offset by productivity improvements.

▪Purchased services expense increased primarily due to higher volumes, insurance recoveries in 2020 related to 2019 flooding and higher volume-driven purchased transportation costs of our logistics services business, offset by improved productivity.

▪Fuel expense increased primarily due to higher average fuel prices and higher volumes, partially offset by improved fuel efficiency.

▪Materials and other expenses increased primarily as a result of higher volume related costs and increased miscellaneous taxes and property taxes.

▪There were no significant changes in depreciation and amortization and equipment rents expense.

The effective tax rate was 23.9 percent and 24.6 percent for the six months ended June 30, 2021 and 2020, respectively.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 6.Exhibits

Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, and as further amended by the Written Consent of the Sole Member, dated January 1, 2021.	10-K	3/1/2021	001-11535	3.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and six months ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (vi) the Consolidated Statements of Changes in Equity for the periods ended June 30, 2021 and 2020, and (vii) the Notes to the Consolidated Financial Statements. *

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

BURLINGTON NORTHERN SANTA FE, LLC (Registrant)

By:	/s/ Paul W. Bischler
Paul W. Bischler Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Date:  August 9, 2021

S-1