Form 10-Q
period 2021-09-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2021-11-08
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2021
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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$5,790	$5,176	$17,000	$15,195
Operating expenses:
Compensation and benefits	1,183	1,120	3,529	3,357
Purchased services	688	633	2,039	1,859
Fuel	705	394	1,948	1,335
Depreciation and amortization	611	621	1,842	1,848
Equipment rents	170	174	507	493
Materials and other	171	223	766	739
Total operating expenses	3,528	3,165	10,631	9,631
Operating income	2,262	2,011	6,369	5,564
Interest expense	256	257	775	779
Other (income) expense, net	(23)	(23)	(73)	(70)
Income before income taxes	2,029	1,777	5,667	4,855
Income tax expense	491	430	1,362	1,187
Net income	$1,538	$1,347	$4,305	$3,668

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$1,538	$1,347	$4,305	$3,668
Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	1	—	3	1
Change in accumulated other comprehensive income (loss) of equity method investees	—	—	—	1
Other comprehensive income (loss), net of tax	1	—	3	2
Total comprehensive income	$1,539	$1,347	$4,308	$3,670

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,110	$1,986
Accounts receivable, net	1,368	1,243
Materials and supplies	886	803
Other current assets	207	91
Total current assets	4,571	4,123

Property and equipment, net of accumulated depreciation of $14,641 and $13,175, respectively	65,340	65,088
Goodwill	14,852	14,851
Operating lease right-of-use assets	1,670	1,928
Other assets	2,945	2,670
Total assets	$89,378	$88,660

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,654	$3,434
Long-term debt and finance leases due within one year	1,564	917
Total current liabilities	5,218	4,351

Long-term debt and finance leases	21,691	22,303
Deferred income taxes	14,860	14,626
Operating lease liabilities	1,025	1,286
Casualty and environmental liabilities	435	428
Pension and retiree health and welfare liability	301	314
Other liabilities	1,336	1,348
Total liabilities	44,866	44,656
Commitments and contingencies (see Note 5)
Equity:
Member’s equity	44,411	43,906
Accumulated other comprehensive income (loss)	101	98
Total equity	44,512	44,004
Total liabilities and equity	$89,378	$88,660

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$4,305	$3,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,842	1,848
Deferred income taxes	231	272
Long-term casualty and environmental liabilities, net	12	(11)
Other, net	(231)	(95)
Changes in current assets and liabilities:
Accounts receivable, net	(125)	141
Materials and supplies	(83)	66
Other current assets	(7)	(2)
Accounts payable and other current liabilities	103	(385)
Net cash provided by operating activities	6,047	5,502

Investing Activities
Capital expenditures excluding equipment	(2,021)	(2,300)
Acquisition of equipment	(106)	(181)
Proceeds from sales of investments and maturities of time deposits	1	30
Other, net	(24)	10
Net cash used in investing activities	(2,150)	(2,441)

Financing Activities
Proceeds from issuance of long-term debt	925	575
Payments on long-term debt and finance leases	(888)	(541)
Cash distributions	(3,800)	(3,100)
Other, net	(10)	(10)
Net cash used in financing activities	(3,773)	(3,076)
Increase (decrease) in cash and cash equivalents	124	(15)
Cash and cash equivalents:
Beginning of period	1,986	1,984
End of period	$2,110	$1,969

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$815	$827
Capital investments accrued but not yet paid	$193	$199
Income taxes paid, net of refunds	$1,171	$947
Non-cash asset financing	$12	$14

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2019	$43,575	$145	$43,720
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,190	1	1,191
Balance as of March 31, 2020	43,665	146	43,811
Cash distributions	(1,300)	—	(1,300)
Comprehensive income (loss), net of tax	1,131	1	1,132
Balance as of June 30, 2020	43,496	147	43,643
Cash distributions	(700)	—	(700)
Comprehensive income (loss), net of tax	1,347	—	1,347
Balance as of September 30, 2020	$44,143	$147	$44,290

Balance as of December 31, 2020	$43,906	$98	$44,004
Cash distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,251	1	1,252
Balance as of March 31, 2021	44,157	99	44,256
Cash distributions	(1,400)	—	(1,400)
Comprehensive income (loss), net of tax	1,516	1	1,517
Balance as of June 30, 2021	44,273	100	44,373
Cash distributions	(1,400)	—	(1,400)
Comprehensive income (loss), net of tax	1,538	1	1,539
Balance as of September 30, 2021	$44,411	$101	$44,512

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of September 30, 2021, and the results of operations for the three and nine months ended September 30, 2021 and 2020.

2.Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consumer Products	$2,097	$1,885	$6,070	$5,221
Agricultural Products	1,063	1,186	3,643	3,402
Industrial Products	1,371	1,190	3,949	3,815
Coal	867	651	2,320	1,958
Total freight revenues	5,398	4,912	15,982	14,396
Non-rail logistics subsidiary	199	175	579	497
Accessorial and other	193	89	439	302
Total other revenues	392	264	1,018	799
Total operating revenues	$5,790	$5,176	$17,000	$15,195

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, $1.1 billion and $1.0 billion, respectively, represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of September 30, 2021 and December 31, 2020, remaining performance obligations were $281 million and $204 million, respectively.

3.Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of September 30, 2021 and December 31, 2020, $47 million and $54 million, respectively, of such allowance had been recorded.

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

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of September 30, 2021, the Company was in compliance with these financial covenants.

Fair Value of Debt Instruments

As of September 30, 2021 and December 31, 2020, the fair value of BNSF’s debt, excluding finance leases, was $27.9 billion and $29.3 billion, respectively, while the book value, which also excludes finance leases, was $23.1 billion and $22.9 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of September 30, 2021, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2021, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	6	$12	[c]
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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$273	$275
Accruals / changes in estimates	46	36
Payments	(25)	(34)
Ending balance	$294	$277
Current portion of ending balance	$80	$75

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $255 million to $355 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental costs (in millions):

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$265	$282
Accruals / changes in estimates	4	2
Payments	(13)	(15)
Ending balance	$256	$269
Current portion of ending balance	$35	$35

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $210 million to $345 million.

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, including FELA claims, railroad protective and force account insurance claims, certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasuries. As of September 30, 2021 and December 31, 2020, there was $560 million and $548 million, respectively, related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$7	$6	$19	$16
Interest cost	14	18	42	53
Expected return on plan assets	(44)	(42)	(132)	(126)
Amortization of net loss	1	—	2	1
Net (benefit) cost recognized	$(22)	$(18)	$(69)	$(56)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

7.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the nine months ended September 30, 2021 and 2020, the Company declared and paid cash distributions of $3.8 billion and $3.1 billion to Berkshire, respectively. In the nine-month periods ended September 30, 2021 and 2020, the Company made tax payments of $927 million and $781 million to Berkshire, respectively. Additionally, in the nine months ended September 30, 2020, the Company received $29 million of tax refunds from Berkshire. As of September 30, 2021 and December 31, 2020, the Company had a tax payable to Berkshire of $41 million and $70 million, respectively.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$29	$28	$83	$94
Expenditures	$96	$85	$291	$259

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest. As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. The investment in TTX recorded under the equity method is recorded in other assets. Equity income or losses are recorded in materials and other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers. BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $742 million and $703 million recognized as investments related to TTX in its Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$149	$(4)	$145
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	1	—	1
Balance as of September 30, 2020	$150	$(3)	$147

Balance as of December 31, 2020	$101	$(3)	$98
Other comprehensive income (loss), net before reclassifications	—	—	—
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	4	—	4
Tax expense (benefit)	(1)	—	(1)
Balance as of September 30, 2021	$104	$(3)	$101
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

The COVID-19 pandemic caused a significant economic slowdown that adversely affected the demand for the Company's services in 2020. While volumes have significantly improved from 2020, the effects of the COVID-19 pandemic are ongoing, including disruptions in the global supply chain and changes to domestic consumer behavior. The Company has announced that it is complying with the federal contractor vaccine mandate and the associated deadlines for employees to be fully vaccinated against COVID-19, unless legally entitled to an accommodation. COVID-19 vaccine mandates may affect workforce availability, which could have a material effect on the Company's business operations, financial results, liquidity, and financial position.

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the nine months ended September 30, 2021, and a comparative analysis to the nine months ended September 30, 2020.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consumer Products	$6,070	$5,221	4,307	3,766
Agricultural Products	3,643	3,402	896	855
Industrial Products	3,949	3,815	1,280	1,218
Coal	2,320	1,958	1,127	1,036
Total freight revenues	15,982	14,396	7,610	6,875
Other revenues	1,018	799
Total operating revenues	$17,000	$15,195

	Average Revenue Per Car / Unit
	Nine Months Ended September 30,
	2021	2020
Consumer Products	$1,409	$1,386
Agricultural Products	4,066	3,979
Industrial Products	3,085	3,132
Coal	2,059	1,890
Total freight revenues	$2,100	$2,094

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Nine Months Ended September 30,
	2021	2020
Fuel expense [a]	$1,948	$1,335
Fuel surcharges	$904	$600
a  Fuel expense includes locomotive and non-locomotive fuel.

    Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Revenues

Revenues for the nine months ended September 30, 2021 were $17.0 billion, an increase of $1.8 billion, or 12 percent, as compared with the nine months ended September 30, 2020 primarily due to an 11 percent increase in unit volume. The average revenue per car/ unit was essentially unchanged from the corresponding period in 2020. Higher rates per car/ unit and increased fuel surcharges principally from higher fuel prices were offset by business mix changes. Revenue changes were driven by continued improvements from the 2020 effects of the COVID-19 pandemic, partially offset by the ongoing disruptions in the global supply chain, as well as the following:

▪Consumer Products volumes increased due to growth in intermodal in both international and domestic shipments driven by increased retail sales, inventory replenishments by retailers and increased e-commerce activity, as well as from growth in automotive shipments.

▪Agricultural Products volumes increased primarily due to higher grain shipments, as well as higher volumes of ethanol and related commodities.

▪Industrial Products volumes increased primarily due to improvement in the U.S. industrial economy driving higher volumes in the construction and building sectors, partially offset by lower petroleum volumes due to unfavorable market conditions in the energy sector.

▪Coal volumes increased primarily due to increased electricity generation, higher natural gas prices and improved export demand.

Expenses

Operating expenses for the nine months ended September 30, 2021 were $10.6 billion, an increase of $1.0 billion, or 10 percent, as compared with the nine months ended September 30, 2020. A significant portion of the increase is due to the following changes in expenses:

▪Compensation and benefits expense increased primarily due to increased volume, partially offset by productivity improvements.

▪Purchased services expense increased primarily due to higher volumes, insurance recoveries in 2020 related to 2019 flooding and higher volume-driven purchased transportation costs of our logistics services business, offset by improved productivity.

▪Fuel expense increased primarily due to higher average fuel prices.

▪Materials and other expense increased primarily as a result of higher volume related costs, partially offset by a gain on land sale.

▪There were no significant changes in depreciation and amortization and equipment rents expense.

The effective tax rate was 24.0 percent and 24.4 percent for the nine months ended September 30, 2021 and 2020, respectively.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

On June 22, 2018, a loaded BNSF Railway train derailed in Doon, Iowa due to flooding. Some of the derailed railcars released petroleum hydrocarbons into floodwaters. The Company worked with federal and state authorities to remediate property impacted by the incident. On August 11, 2020, the Company received notice from the U.S. Department of Justice (DOJ) that it is considering initiating a civil judicial action at the request of the U.S. Environmental Protection Agency (EPA) against BNSF Railway for the above-referenced release. BNSF Railway, DOJ, and EPA are engaged in settlement discussions. While the final resolution of this matter remains pending, the Company does not believe that the outcome will have a material adverse effect on its financial position, results of operations or liquidity.

Item 6.Exhibits

Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, and as further amended by the Written Consent of the Sole Member, dated January 1, 2021.	10-K	3/1/2021	001-11535	3.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and nine months ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (vi) the Consolidated Statements of Changes in Equity for the periods ended September 30, 2021 and 2020, and (vii) the Notes to the Consolidated Financial Statements. *

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  November 8, 2021

S-1