Form 10-K
period 2021-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2022-02-28
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
100% of the membership interests of Burlington Northern Santa Fe, LLC outstanding as of February 28, 2022 is held by National Indemnity Company, a wholly-owned subsidiary of Berkshire Hathaway Inc.
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

BNSF is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, BNSF is engaged primarily in the freight rail transportation business. The rail operations of BNSF Railway Company (BNSF Railway), the Company’s principal operating subsidiary, comprise one of the largest railroad systems in North America. As of December 31, 2021, BNSF Railway had approximately 35,125 employees.

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

Human Capital Risks.

Most of the Company’s employees are represented by unions, and failure to resolve disputes or negotiate reasonable collective bargaining agreements may result in strikes, work stoppages, or substantially higher ongoing labor costs.
A significant majority of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with various labor organizations. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over an extended period of time and have previously not resulted in any extended work stoppages. For ongoing negotiations, the existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of presidential or congressional intervention) are exhausted. While the negotiations have not yet resulted in any extended work stoppages, if BNSF Railway is unable to negotiate acceptable new agreements or a significant dispute arises that is unable to be resolved through the procedures provided in the Railway Labor Act, it could result in strikes by the affected workers, loss of business, disruption of operations, and increased operating costs as a result of higher wages or benefits paid to union members, any of which could have an adverse effect on the Company’s operating results, financial condition, or liquidity.

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
The Company faces risks related to epidemics, pandemics, and other outbreaks, including the COVID-19 coronavirus (“COVID-19”) pandemic, which has impacted geographic areas in which the Company has operations, suppliers, customers, and employees. The COVID-19 pandemic continues to evolve, and the full extent to which it may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness and impacts of actions taken to contain and treat the disease.  Any one or more of these consequences or other unpredictable events, including future epidemics, pandemics and other outbreaks, could materially adversely affect the Company’s operating results, financial condition, or liquidity. Further, the COVID-19 pandemic and other like events could also precipitate or heighten the other risks discussed in this Item 1A.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America. BNSF Railway operates over 32,500 route miles of track (excluding multiple main tracks, yard tracks, and sidings) in 28 states and also operates in three Canadian provinces. BNSF Railway owns over 23,000 route miles, including easements, and operates on over 9,000 route miles of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks. As of December 31, 2021, the total BNSF Railway system (including single and multiple main tracks, yard tracks, and sidings) consisted of over 50,000 operated miles of track.

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

As of December 31, 2021, BNSF Railway owned or held under non-cancelable leases exceeding one year approximately 7,500 locomotives and 63,600 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF incurs significant costs in repairing and maintaining its properties. In 2021, BNSF recorded approximately $2 billion in repairs and maintenance expense in the Consolidated Statements of Income.

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

Vancouver
Seattle
Spokane
Portland
Havre
Minot
Winnipeg
Fargo
Superior
Billings
Minneapolis
St. Paul
Gillette
Sioux Falls
Chicago
Toledo
Alliance
Galesburg
Salt Lake City
Lincoln
Stockton
Oakland
Denver
Topeka
Kansas City
St. Louis
Springfield
Memphis
Los Angeles
Long Beach
San Bernardino
Winslow
Albuquerque
Belen
Amarillo
Oklahoma City
Birmingham
Atlanta
San Diego
Phoenix
Fort Worth
El Paso
New Orleans
Houston
NETWORK MAP
BNSF RAILWAY
LEGEND
BNSF
UP/SP Trackage Rights
Handling Carrier
Haulage Agreement
0 50 100 200 Miles
0 50 100 200 300 Kilometers
© 2022 BNSF Railway
January 2022
Map Created by
Bartlett&West

Consumer Products:
The Consumer Products freight business provided 38 percent of freight revenues for the year ended December 31, 2021, and consisted of the following business units: Domestic Intermodal (including Truckload/Intermodal Marketing Companies and Expedited Truckload/Less-than-Truckload/Parcel), International Intermodal, and Automotive.

Industrial Products:
The Industrial Products freight business provided 24 percent of freight revenues for the year ended December 31, 2021, and consisted of the following five business units: Construction Products, Petroleum Products, Building Products, Chemicals and Plastics Products, and Food and Beverages.

Agricultural Products:
The transportation of Agricultural Products provided 23 percent of freight revenues for the year ended December 31, 2021. These products include corn, wheat, ethanol, soybeans, bulk foods, fertilizer, oil seeds and meals, feeds, oils, flour and mill products, specialty grains, milo, barley, oats and rye, and malt.

Coal:
The transportation of coal contributed 15 percent of freight revenues for the year ended December 31, 2021, with more than 90 percent of all of BNSF’s coal tons originating from the Powder River Basin of Wyoming and Montana.

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

Item 3. Legal Proceedings

On June 22, 2018, a loaded BNSF Railway train derailed in Doon, Iowa due to flooding. Some of the derailed railcars released petroleum hydrocarbons into floodwaters. The Company worked with federal and state authorities to remediate property impacted by the incident. On December 16, 2021, the United States filed a complaint against BNSF Railway in the federal District Court for the Northern District of Iowa Western Division seeking civil penalties for a violation of the Clean Water Act along with a stipulation of settlement negotiated by the parties, which provides for a payment by BNSF Railway of approximately $1.5 million. The District Court approved and entered the stipulation of settlement on December 17, 2021.

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

The COVID-19 pandemic caused a significant economic slowdown that adversely affected the demand for the Company's services in 2020. While volumes significantly improved in 2021, the effects of the COVID-19 pandemic are ongoing, including disruptions in the global supply chain and changes to domestic consumer behavior. On November 8, 2021, the Company announced its intent to comply with the federal contractor vaccine mandate and the associated deadlines for employees to be fully vaccinated against COVID-19, unless legally entitled to an accommodation. The Company has paused its implementation of the COVID-19 vaccine mandate due to ongoing legal challenges pending in federal court. The Company will continue to monitor litigation affecting the vaccine mandate and will comply with applicable law. COVID-19 vaccine mandates could affect workforce availability, which could have a material effect on the Company's business operations, financial results, liquidity, and financial position.

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the year ended December 31, 2021, and a comparative analysis of the year ended December 31, 2020.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Years Ended December 31,		Years Ended December 31,
	2021	2020	2021	2020
Consumer Products	$8,256	$7,262	5,673	5,266
Industrial Products	5,291	5,039	1,709	1,622
Agricultural Products	5,100	4,822	1,224	1,189
Coal	3,227	2,655	1,529	1,404
Total freight revenues	21,874	19,778	10,135	9,481
Other revenues	1,408	1,091
Total operating revenues	$23,282	$20,869

	Average Revenue Per Car / Unit
	Years Ended December 31,
	2021	2020
Consumer Products	$1,455	$1,379
Industrial Products	3,096	3,107
Agricultural Products	4,167	4,056
Coal	2,111	1,891
Total freight revenues	$2,158	$2,086

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Years Ended December 31,
	2021	2020
Fuel expense[a]	$2,766	$1,789
Fuel surcharges	$1,334	$763
a  Fuel expense includes locomotive and non-locomotive fuel.

Year Ended December 31, 2021 vs. Year Ended December 31, 2020

Revenues

Revenues for the year ended December 31, 2021 were $23.3 billion, an increase of $2.4 billion, or 12 percent, as compared with the year ended December 31, 2020 primarily due to a 7 percent increase in unit volume and a 3 percent increase in average revenue per car/ unit. Revenue changes were driven by continued improvements from the 2020 effects of the COVID-19 pandemic, partially offset by the ongoing disruptions in the global supply chain, as well as the following:

•Consumer Products volumes increased primarily due to growth in intermodal in both international and domestic shipments driven by increased retail sales, inventory replenishments by retailers, and increased e-commerce activity.

•Industrial Products volumes increased primarily due to improvement in the U.S. industrial economy driving higher volumes in the construction and building sectors, partially offset by lower petroleum volumes due to unfavorable market conditions in the energy sector.

•Agricultural Products volumes increased primarily due to higher grain shipments, as well as higher volumes of ethanol and related commodities.

•Coal volumes increased primarily due to increased electricity generation, higher natural gas prices and improved export demand.

Expense Table

The following table presents BNSF’s expense information (in millions):

	Years Ended December 31,
	2021	2020
Compensation and benefits	$4,767	$4,609
Purchased services	2,715	2,554
Depreciation and amortization	2,456	2,476
Fuel	2,766	1,789
Equipment rents	677	664
Materials and other	1,103	1,037
Total operating expenses	$14,484	$13,129

Interest expense	$1,032	$1,037
Other (income) expense, net	$(95)	$(89)
Income tax expense (benefit)	$1,871	$1,631

Expenses

Operating expenses for the year ended December 31, 2021 were $14.5 billion, an increase of $1.4 billion, or 10 percent, as compared with the year ended December 31, 2020. A significant portion of the increase is due to the following changes in expenses:
•Compensation and benefits expense increased primarily due to increased volume, wage inflation and health and welfare costs, partially offset by productivity improvements.

•Purchased services expense increased primarily due to higher volumes, insurance recoveries in 2020 related to 2019 flooding, and higher volume-driven purchased transportation costs of our logistics services business, offset by improved productivity.

•Fuel expense increased primarily due to higher average fuel prices.

•There were no significant changes in depreciation and amortization, equipment rents, materials and other, interest expense, and other (income) expense, net.

The effective tax rate was 23.8 percent and 24.0 percent for the years ended December 31, 2021 and 2020, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Sensitivity
As of December 31, 2021, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position.

Interest Rate Sensitivity
As of December 31, 2021, the fair value of BNSF’s debt, excluding finance leases, was $27.7 billion.

The following table is an estimate of the impact to the fair value of total debt, excluding finance leases, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2022, based on debt levels as of December 31, 2021:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
	Total Debt
1-percent decrease	$3.7	billion increase
1-percent increase	$3.0	billion decrease

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Burlington Northern Santa Fe, LLC and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to test management’s judgements included the following, among others:

•For the year ended December 31, 2021, the Company capitalized costs of $2.9 billion. We obtained the detail of all property additions for the year and segregated the additions into categories to isolate assets self-constructed by the Company from assets purchased by the Company from third parties. We made sample selections from the self-constructed asset detail and obtained the details of the specific selected cost and related supporting documents.

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
February 28, 2022

We have served as the Company’s auditor since 2010.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Income
In millions

	Years ended December 31,
	2021	2020	2019
Revenues	$23,282	$20,869	$23,515
Operating expenses:
Compensation and benefits	4,767	4,609	5,347
Fuel	2,766	1,789	2,944
Purchased services	2,715	2,554	2,700
Depreciation and amortization	2,456	2,476	2,403
Equipment rents	677	664	758
Materials and other	1,103	1,037	1,292
Total operating expenses	14,484	13,129	15,444
Operating income	8,798	7,740	8,071
Interest expense	1,032	1,037	1,070
Other (income) expense, net	(95)	(89)	(249)
Income before income taxes	7,861	6,792	7,250
Income tax expense	1,871	1,631	1,769
Net income	$5,990	$5,161	$5,481

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income
In millions

	Years ended December 31,
	2021	2020	2019
Net income	$5,990	$5,161	$5,481

Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	255	(48)	16
Change in accumulated other comprehensive income (loss) of equity method investees	—	1	(1)
Other comprehensive income (loss), net of tax	255	(47)	15
Total comprehensive income	$6,245	$5,114	$5,496

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Balance Sheets
In millions

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,758	$1,986
Accounts receivable, net	1,316	1,243
Materials and supplies	864	803
Other current assets	114	91
Total current assets	4,052	4,123

Property and equipment, net of accumulated depreciation of $14,978 and $13,175, respectively	65,714	65,088
Goodwill	14,852	14,851
Operating lease right-of-use assets	1,592	1,928
Other assets	5,227	2,670
Total assets	$91,437	$88,660

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,896	$3,434
Long-term debt and finance leases due within one year	932	917
Total current liabilities	4,828	4,351

Long-term debt and finance leases	22,287	22,303
Deferred income taxes	15,156	14,626
Operating lease liabilities	1,015	1,286
Casualty and environmental liabilities	427	428
Pension and retiree health and welfare liability	291	314
Other liabilities	984	1,348
Total liabilities	44,988	44,656
Commitments and contingencies (see Note 13)
Equity:
Member’s equity	46,096	43,906
Accumulated other comprehensive income (loss)	353	98
Total equity	46,449	44,004
Total liabilities and equity	$91,437	$88,660

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Cash Flows
In millions

	Years ended December 31,
	2021	2020	2019
Operating Activities
Net income	$5,990	$5,161	$5,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,456	2,476	2,403
Deferred income taxes	446	289	553
Long-term casualty and environmental liabilities, net	9	(19)	(49)
Other, net	(2,644)	(108)	(351)
Changes in current assets and liabilities:
Accounts receivable, net	(73)	122	134
Materials and supplies	(61)	(14)	4
Other current assets	50	20	(110)
Accounts payable and other current liabilities	336	(27)	122
Net cash provided by operating activities	6,509	7,900	8,187

Investing Activities
Capital expenditures excluding equipment	(2,735)	(2,819)	(3,193)
Acquisition of equipment	(174)	(244)	(415)
Purchases of investments and investments in time deposits	—	—	(6)
Proceeds from sales of investments and maturities of time deposits	1	32	42
Other, net	(17)	(32)	(170)
Net cash used for investing activities	(2,925)	(3,063)	(3,742)

Financing Activities
Proceeds from issuance of long-term debt	1,550	575	825
Payments on long-term debt and finance leases	(1,543)	(570)	(833)
Cash distributions	(3,800)	(4,830)	(4,425)
Other, net	(19)	(10)	(13)
Net cash used for financing activities	(3,812)	(4,835)	(4,446)
Increase (decrease) in cash and cash equivalents	(228)	2	(1)
Cash and cash equivalents:
Beginning of period	1,986	1,984	1,985
End of period	$1,758	$1,986	$1,984

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$1,032	$1,045	$1,064
Capital investments accrued but not yet paid	$238	$156	$245
Income taxes paid, net of refunds	$1,386	$1,278	$1,196
Non-cash asset financing	$16	$19	$11

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Changes in Equity
In millions

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2018	$42,519	$130	$42,649
Cash distributions	(4,425)	—	(4,425)
Comprehensive income (loss), net of tax	5,481	15	5,496
Balance as of December 31, 2019	$43,575	$145	$43,720
Cash distributions	(4,830)	—	(4,830)
Comprehensive income (loss), net of tax	5,161	(47)	5,114
Balance as of December 31, 2020	$43,906	$98	$44,004
Cash distributions	(3,800)	—	(3,800)
Comprehensive income (loss), net of tax	5,990	255	6,245
Balance as of December 31, 2021	$46,096	$353	$46,449

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe, LLC (BNSF or the Company) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF’s principal, wholly-owned subsidiary is BNSF Railway Company (BNSF Railway), which operates one of the largest railroad networks in North America. BNSF Railway operates over 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and also operates in three Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Agricultural Products, and Coal, derived from manufacturing, agricultural, and natural resource industries, which constituted 38 percent, 24 percent, 23 percent, and 15 percent, respectively, of total freight revenues for the year ended December 31, 2021. These Consolidated Financial Statements include BNSF, BNSF Railway, and other majority-owned subsidiaries, all of which are separate legal entities.

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

3. Accounting Pronouncements

In November 2021, the FASB issued Accounting Standards Update No. 2021-10 (ASU 2021-10), Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in ASU 2021-10 require additional disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. ASU 2021-10 is effective for the Company for the fiscal year beginning after December 15, 2021, with early adoption permitted. Adoption of the standard is not expected to have a material impact on the Company's Consolidated Financial Statement disclosures.

4. Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Years ended December 31,
	2021	2020	2019
Consumer Products	$8,256	$7,262	$7,860
Industrial Products	5,291	5,039	6,068
Agricultural Products	5,100	4,822	4,685
Coal	3,227	2,655	3,715
Total freight revenues	21,874	19,778	22,328
Non-rail logistics subsidiary	769	688	770
Accessorial and other	639	403	417
Total other revenues	1,408	1,091	1,187
Total operating revenues	$23,282	$20,869	$23,515

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, $1.1 billion and $1.0 billion, respectively, represent net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of December 31, 2021 and 2020, remaining performance obligations were $274 million and $204 million, respectively.

5. Income Taxes

Income tax expense (benefit) was as follows (in millions):

	Years ended December 31,
	2021	2020	2019
Current:
Federal	$1,173	$1,111	$989
State	252	231	226
Total current	1,425	1,342	1,215
Deferred:
Federal	422	256	470
State	24	33	84
Total deferred	446	289	554
Total	$1,871	$1,631	$1,769

Reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2021	2020	2019
U.S. Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.8	3.0	3.4
Effective tax rate	23.8%	24.0%	24.4%

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2021	December 31, 2020
Deferred tax liabilities:
Property and equipment	$(14,953)	$(14,622)
Operating lease right-of-use assets	(314)	(393)
Other	(621)	(489)
Total deferred tax liabilities	(15,888)	(15,504)
Deferred tax assets:
Operating lease liabilities	315	386
Compensation and benefits	202	165
Casualty and environmental	105	104
Other	110	223
Total deferred tax assets	732	878
Net deferred tax liability	$(15,156)	$(14,626)
BNSF is included in the consolidated U.S. federal income tax return of Berkshire. BNSF’s tax expense and liabilities have been computed on a stand-alone basis, and all of its currently payable federal income taxes are remitted to Berkshire. See Note 15 to the Consolidated Financial Statements for information related to income taxes paid to Berkshire during 2021.

All U.S. federal income tax returns of BNSF are closed for audit through the tax period ended December 31, 2011. BNSF is currently under examination for the years 2012 through 2019 as part of Berkshire's consolidated U.S. federal income tax return.

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

Uncertain Tax Positions
The amount of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019, was $46 million, $41 million, and $46 million, respectively. The amount of unrecognized tax benefits as of December 31, 2021 that would affect the Company’s effective tax rate if recognized was $34 million, computed at the federal income tax rate expected to be applicable in the taxable period in which the amount may be incurred by the Company. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Years ended December 31,
	2021	2020	2019
Beginning balance	$41	$46	$50
Additions for tax positions related to current year	9	7	8
Additions (reductions) for tax positions taken in prior years	—	(2)	(6)
Additions (reductions) for tax positions as a result of:
Settlements	—	(3)	—
Lapse of statute of limitations	(4)	(7)	(6)
Ending balance	$46	$41	$46
It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations, the financial position or the cash flows of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income. The Company had recorded a liability of approximately $6 million and $5 million for interest for the years ended December 31, 2021 and 2020, respectively.

6. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectibility. As of December 31, 2021 and 2020, $40 million and $54 million, respectively, of such allowances had been recorded.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the corresponding ranges of estimated useful lives were as follows:

	December 31, 2021	December 31, 2020	Range of Estimated Useful Life
Land for transportation purposes	$6,431	$6,305	—
Track structure	27,934	26,657	15 – 55 years
Other roadway [a]	31,478	30,862	10 – 100 years
Locomotives	8,496	8,440	8 – 37 years
Freight cars and other equipment	3,808	3,746	8 – 43 years
Computer hardware, software and other	1,518	1,337	6 – 15 years
Construction in progress	1,027	916	—
Total cost	80,692	78,263
Less accumulated depreciation and amortization	(14,978)	(13,175)
Property and equipment, net	$65,714	$65,088
[a] Other roadway includes grading, bridges, signals, buildings and other road assets.

The Consolidated Balance Sheets as of both December 31, 2021 and 2020 included $1.2 billion of capitalized right-of-use fixed assets and related accumulated amortization of $395 million and $366 million, respectively, under other assets.

The Company capitalized $25 million, $26 million and $15 million of interest for the years ended December 31, 2021, 2020 and 2019, respectively.

8. Goodwill

As a result of the Merger on February 12, 2010, the Company recorded $14.8 billion of goodwill. Subsequent to the Merger, the Company has recorded additional amounts of goodwill as a result of acquisitions made by its non-rail logistics subsidiary.

During the years ended December 31, 2021, 2020 and 2019, no impairment losses were incurred and there were no accumulated impairment losses related to goodwill as of both December 31, 2021 and 2020. As of both December 31, 2021 and 2020, the carrying value of goodwill was $14.9 billion.

9.   Leases

The following table shows the components of lease cost (in millions):

Lease Cost	Years ended December 31,
	2021	2020
Operating lease cost	$428	$451
Finance lease cost:
Amortization of right-of-use assets	27	38
Interest on lease liabilities	10	21
Short-term lease cost	32	24
Total lease cost	$497	$534

Supplemental balance sheet information related to leases was as follows (in millions):

Operating Leases	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	$1,592	$1,928

Accounts payable and other current liabilities	$328	$391
Operating lease liabilities	1,015	1,286
Total operating lease liabilities	$1,343	$1,677

Finance Leases	December 31, 2021	December 31, 2020
Property and equipment	$425	$804
Accumulated depreciation	(227)	(386)
Property and equipment, net	$198	$418

Long-term debt due within one year	$29	$186
Long-term debt	110	139
Total finance lease liabilities	$139	$325

Supplemental cash flow information related to leases was as follows (in millions):

Cash Flow	Years ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$428	$504
Operating cash flows for finance leases	$14	$22
Financing cash flows for finance leases	$186	$48
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$35	$27

Other information related to leases was as follows:

Other Information	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years):
Operating leases	7	7.3
Finance leases	5.8	3.5
Weighted-average discount rate:
Operating leases	3.6%	3.7%
Finance leases	6.0%	6.4%

Maturities of lease liabilities as of December 31, 2021 are summarized as follows (in millions):

	Operating Leases	Finance Leases
2022	$353	$36
2023	314	28
2024	265	24
2025	180	23
2026	73	23
Thereafter	341	30
Total lease payments	1,526	164
Less amount representing interest	(183)	(25)
Total	$1,343	$139

10. Other Assets

Other Assets consisted of the following (in millions):

	December 31, 2021	December 31, 2020
Payments to Joint Facility Partners and Service Providers	$2,664	$568
Investment in Unconsolidated Subsidiaries	910	858
Pension Asset	947	520
Other	706	724
Total	$5,227	$2,670

Certain payments to joint facility partners and service providers are amortized over the life of the related asset or agreement. The Company incurred $2.4 billion in 2021 and $73 million in 2020 pursuant to these agreements.

11. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31, 2021	December 31, 2020
Compensation and benefits payable	$1,034	$760
Property and income tax liabilities	492	435
Operating leases - current	328	391
Accounts payable	314	310
Customer incentives	288	224
Accrued interest	279	277
Casualty and environmental liabilities	120	110
Capital expenditure estimated liabilities	116	74
Rents and leases	97	101
Other	828	752
Total	$3,896	$3,434

12. Debt

Debt outstanding, excluding finance leases, was as follows (in millions):

	December 31, 2021 [a]		December 31, 2020 [a]
Notes and debentures, due 2022 to 2097	$22,519	4.6%	$22,294	4.6%
Equipment obligations, due 2022 to 2028	402	3.6	424	3.6
Mortgage bonds, due 2045 to 2047	47	3.1	47	3.1
Financing obligations, due 2022 to 2029	203	6.1	196	6.1
Unamortized fair value adjustment under acquisition method accounting, discount, debt issuance costs, and other, net	(91)		(66)
Total	23,080		22,895
Less current portion of long-term debt	(903)	4.7%	(731)	3.7%
Long-term debt	$22,177		$22,164
a  Amounts represent debt outstanding and weighted average effective interest rates for 2021 and 2020, respectively. Maturities are as of December 31, 2021.

As of December 31, 2021, certain BNSF Railway properties and other assets were subject to liens securing $47 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of December 31, 2021, the Company was in compliance with these financial covenants.

The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

The following table provides principal cash flows and fair value information for the Company’s debt obligations.

	December 31, 2021
	Maturity Date						Total	Fair Value
	2022	2023	2024	2025	2026	Thereafter
Debt maturities (in millions)	$903	$1,585	$1,235	$1,232	$39	$18,086	$23,080	$27,728

As of December 31, 2020, the fair value of debt was $29.3 billion.

Notes and Debentures

In June 2021, the Board of Directors (the Board) authorized an additional $3.0 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the SEC. As of December 31, 2021, $2.55 billion remained authorized by the Board to be issued through the SEC debt shelf offering process.

In December 2021, BNSF issued $625 million of 2.875 percent debentures due June 15, 2052, and in April 2021, BNSF issued $925 million of 3.30 percent debentures due September 15, 2051. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness and distributions.

Guarantees
As of December 31, 2021, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2021, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount [a]		Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$—		Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/A	[d]	N/A	[d]	N/A	[d]	6	$12	[c]
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

13. Commitments and Contingencies

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Years ended December 31,
	2021	2020	2019
Beginning balance	$273	$275	$308
Accruals / changes in estimates	61	45	80
Payments	(38)	(47)	(113)
Ending balance	$296	$273	$275
Current portion of ending balance	$85	$75	$75

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $250 million to $355 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Years ended December 31,
	2021	2020	2019
Beginning balance	$265	$282	$298
Accruals / changes in estimates	3	2	5
Payments	(17)	(19)	(21)
Ending balance	$251	$265	$282
Current portion of ending balance	$35	$35	$40

The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $205 million to $340 million.

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, including FELA claims, railroad protective and force account insurance claims, certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts and treasury bills. As of December 31, 2021 and 2020, there were $561 million and $548 million, respectively, related to these third-party investments which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

14. Employment Benefit Plans

BNSF provides a funded, noncontributory qualified pension plan (BNSF Retirement Plan), which covered most non-union employees through March 31, 2019, and an unfunded non-tax-qualified pension plan (BNSF Supplemental Retirement Plan), which covered certain officers and other employees through March 31, 2019. The benefits under these pension plans are based on years of credited service and the highest consecutive sixty months of compensation for the last ten years of salaried employment with the Company. BNSF also provides a funded, noncontributory qualified pension plan which covers certain union employees of the former The Atchison, Topeka and Santa Fe Railway Company (Union Plan). The benefits under this pension plan are based on elections made at the time the plan was implemented. With respect to the funded plans, the Company's funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes. The BNSF Retirement Plan, the BNSF Supplemental Retirement Plan, and the Union Plan are collectively referred to herein as the Pension Plans.

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Years ended December 31,
	2021	2020	2019
Service cost	$25	$21	$32
Interest cost	56	70	81
Expected return on plan assets	(176)	(167)	(160)
Amortization of net loss	2	1	—
Amortization of prior service credit	—	—	(3)
Curtailment gain	—	—	(117)
Settlement loss (gain)	(1)	(1)	5
Net (benefit) cost recognized	$(94)	$(76)	$(162)

The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. The following tables show the change in projected benefit obligation for the Pension Plans (in millions):

	Pension Benefits
Change in Benefit Obligation	December 31, 2021	December 31, 2020
Projected benefit obligation at beginning of period	$2,499	$2,295
Service cost	25	21
Interest cost	56	70
Actuarial loss (gain)	(110)	262
Benefits paid	(142)	(143)
Settlements	(6)	(6)
Projected benefit obligation at end of period	2,322	2,499
Component representing future salary increases	(42)	(51)
Accumulated benefit obligation at end of period	$2,280	$2,448

For the year ended December 31, 2021, the change in benefit obligation resulted from actuarial gains primarily attributable to an increase in the discount rate from the preceding year. For the year ended December 31, 2020, the change in benefit obligation resulted from actuarial losses primarily attributable to a decrease in the discount rate from the preceding year.

The following tables show the change in plan assets of the Pension Plans (in millions):

	Pension Benefits
Change in Plan Assets	December 31, 2021	December 31, 2020
Fair value of plan assets at beginning of period	$2,916	$2,672
Actual return (loss) on plan assets	392	383
Employer contributions[a]	10	10
Benefits paid	(142)	(143)
Settlements	(6)	(6)
Fair value of plan assets at end of period	$3,170	$2,916
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status of the Pension Plans, defined as plan assets less the projected benefit obligation (in millions):

	Pension Benefits
	December 31, 2021	December 31, 2020
Funded status (plan assets less projected benefit obligations)	$848	$417

Of the net pension assets of $848 million and $417 million recognized as of December 31, 2021 and December 31, 2020, respectively, $10 million and $9 million were included in other current liabilities as of December 31, 2021 and 2020, respectively, and $947 million and $520 million were included in other assets as of December 31, 2021 and 2020, respectively.

The BNSF Supplemental Retirement Plan and the Union Plan have accumulated and projected benefit obligations in excess of plan assets. The following table shows the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the plans (in millions):

	December 31, 2021	December 31, 2020
Projected benefit obligation	$112	$122
Accumulated benefit obligation	$106	$114
Fair value of plan assets	$13	$19
Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to accumulated other comprehensive income (loss) (AOCI). The following tables show the pre-tax change in AOCI attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits
	Years ended December 31,
Change in AOCI	2021	2020	2019
Beginning balance	$182	$228	$182
Amortization of net loss	2	1	—
Amortization of prior service credits	—	—	(3)
Actuarial gain (loss)	326	(46)	44
Settlements	(1)	(1)	5
Ending balance	$509	$182	$228

Pre-tax amounts currently recognized in AOCI consist of the following (in millions):

	Pension Benefits
	Years ended December 31,
	2021	2020
Net gain (loss)	$509	$182
Pre-tax amount recognized in AOCI	$509	$182

The assumptions used in accounting for the Pension Plans were as follows:

	Pension Benefits
	Years ended December 31,
Assumptions Used to Determine Net Cost	2021	2020	2019
Discount rate	2.3%	3.2%	4.2%
Expected long-term rate of return on plan assets	6.7%	6.7%	6.7%
Rate of compensation increase	3.1%	3.1%	3.5%

	Pension Benefits
Assumptions Used to Determine Benefit Obligations	December 31, 2021	December 31, 2020
Discount rate	2.7%	2.3%
Rate of compensation increase	3.1%	3.1%

The Company determined the discount rate based on a yield curve that utilized year-end market yields of high-quality corporate bonds to develop spot rates that are matched against the plans’ expected benefit payments. The discount rate used for the 2022 calculation of pension net benefit cost increased to 2.7 percent, which reflects market conditions at the December 31, 2021 measurement date.

Various other assumptions including retirement and withdrawal rates, compensation increases, payment form and benefit commencement age are based upon a five-year experience study. In 2021, the Company obtained an updated study which had an immaterial impact on its pension and retiree health and welfare projected benefit obligation.

The Company utilizes actuary-produced mortality tables and an improvement scale derived from the most recently available data, which were used in the calculation of its December 31, 2021 and 2020 liabilities.

Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities.

The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Actual experience may differ from the assumed rates. The expected rate of return on pension plan assets was 6.7 percent for 2021 and will be 6.5 percent for 2022.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and expected rate of return on plan assets:

Sensitivity Analysis
	Change in 2022 Net Benefit Cost
Hypothetical Discount Rate Change	Pension
50 basis point decrease	$6	million	decrease
50 basis point increase	$3	million	decrease
Hypothetical Expected Rate of Return on Plan Assets Change	Pension
50 basis point decrease	$14	million	increase
50 basis point increase	$14	million	decrease

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

The following table summarizes the investments of the funded pension plans as of December 31, 2021, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2021	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$9	$1	$8	$—
Equity securities[b]	2,900	2,900	—	—
Government obligations	256	256	—	—
Other fixed maturity securities	5	—	5	—
Total	$3,170	$3,157	$13	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2021, four equity securities each exceeded 10 percent of total plan assets. These investments represent approximately 78 percent of total plan assets.

Comparative Prior Year Information
The following table summarizes the investments of the funded pension plans as of December 31, 2020, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2020	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$19	$1	$18	$—
Equity securities[b]	2,634	2,634	—	—
Government obligations	254	254	—	—
Other fixed maturity securities	9	—	9	—
Total	$2,916	$2,889	$27	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2020, three equity securities each exceeded 10 percent of total plan assets.  These investments represented approximately 67 percent of total plan assets.

The Company is not required to make contributions to its funded pension plans in 2022.

The following table shows expected benefit payments from the Pension Plans for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments[a]
2022	$148
2023	$138
2024	$134
2025	$132
2026	$129
2027-2031	$603
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Other Benefit Plans
BNSF sponsors qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matches contributions made by non-union employees and a limited number of union employees subject to certain percentage limits of the employees’ earnings. Non-union employees hired on or after April 1, 2019, and employees hired before that date who have transitioned from the BNSF Retirement Plan are also eligible for an additional employer contribution based on the employees’ age and years of service. The Company's 401(k) expense was $52 million, $49 million, and $41 million during the years ended December 31, 2021, 2020, and 2019, respectively.

Certain salaried employees of BNSF who met age and years of service requirements and who began salaried employment prior to September 22, 1995 are eligible for medical benefits, including prescription drug coverage, during retirement. For pre-Medicare participants, the postretirement medical and prescription drug benefit is contributory and provides benefits to retirees and their covered dependents. For Medicare eligible participants, a yearly stipend is recorded in a Health Reimbursement Account (HRA) established on their behalf. Retirees can use these HRAs to reimburse themselves for eligible out-of-pocket expenses, as well as premiums for personal supplemental insurance policies. HRAs are unfunded, so no funds are expended by the Company until the reimbursements are paid to participants. As of December 31, 2021 and 2020, the projected benefit obligation associated with the retiree health and welfare plans was $219 million and $237 million, respectively. For each of the years ended December 31, 2021, 2020 and 2019, the service cost associated with the health and welfare plans was approximately $1 million.

Under collective bargaining agreements, BNSF participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Health care claim payments and life insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $46 million, $46 million and $59 million during the years ended December 31, 2021, 2020 and 2019, respectively. The average number of employees covered under these plans was approximately 31,000, 33,000 and 37,000 during the years ended December 31, 2021, 2020 and 2019, respectively.

15. Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the years ended December 31, 2021, 2020 and 2019, the Company declared and paid cash distributions of $3.8 billion, $4.8 billion and $4.4 billion, respectively, to Berkshire. For the years ended December 31, 2021, 2020 and 2019, the Company received tax refunds of $47 million, $55 million and $1 million, respectively, from Berkshire, and made tax payments of $1.1 billion, $1.1 billion and $934 million, respectively, to Berkshire. As of December 31, 2021 and 2020, the Company had a payable to Berkshire of $124 million and $70 million, respectively.
BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Years ended December 31,
	2021	2020	2019
Revenues	$106	$119	$158
Expenditures	$385	$367	$386

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest. As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. The investment in TTX recorded under the equity method is recorded in other assets. Equity income or losses are recorded in materials and other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers. BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $749 million and $703 million recognized as investments related to TTX in its Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

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

The following tables provide the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Total
Balance as of December 31, 2018	$133	$(3)	$130
Other comprehensive income (loss) before reclassifications, net of $4 million tax expense	16	(1)	15
Amounts reclassified from AOCI:
Amortization of prior service credits[a]	(4)	—	(4)
Settlement (gain) loss[a]	5	—	5
Tax expense (benefit)	(1)	—	(1)
Balance as of December 31, 2019	$149	$(4)	$145
Other comprehensive income (loss) before reclassifications, net of $17 million tax benefit	(48)	1	(47)
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	2	—	2
Settlement (gain) loss[a]	(1)	—	(1)
Tax expense (benefit)	(1)	—	(1)
Balance as of December 31, 2020	$101	$(3)	$98
Other comprehensive income (loss) before reclassifications, net of $81 million tax expense	251	—	251
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	6	—	6
Settlement (gain) loss[a]	(1)	—	(1)
Tax expense (benefit)	(1)	—	(1)
Balance at December 31, 2021	$356	$(3)	$353
a     This accumulated other comprehensive income component is included in the computation of net periodic pension cost (see Note 14 for additional details).

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

Management assessed the effectiveness of BNSF’s internal control over financial reporting as of December 31, 2021. In making this assessment, management adopted and used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that as of December 31, 2021, BNSF’s internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
The following table presents the fees billed to BNSF, including its majority-owned subsidiaries, for services provided by Deloitte & Touche LLP, the independent registered public accounting firm, for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Audit fees	$3,117	$3,212
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$3,117	$3,212

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

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit and tax planning for specific transactions or potential transactions of the Company. No tax fees were billed in 2021 or 2020.

All Other Fees
All other fees consist of subscription-related fees.

Pre-Approval Policies and Procedures
The Registrant is an indirect, wholly-owned subsidiary of Berkshire Hathaway Inc. and does not have an audit committee. During 2021 and 2020, the Audit Committee of Berkshire Hathaway Inc. pre-approved all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.Consolidated Financial Statements—see Item 8.
Schedules are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.
2.Exhibits.

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	1-11535	3.1
	3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, and as further amended by the Written Consent of the Sole Member, dated January 1, 2021. Ø	10-K	3/1/2021	1-11535	3.2
(4)	Instruments defining the rights of security holders, including indentures
	4.1	Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee.	S-3	2/8/1999	333-72013	4
	4.2	Form of BNSF’s 6 3/4% Debenture Due March 15, 2029.	10-K	3/31/1999	1-11535	4.3
	4.3	Form of BNSF’s 6.70% Debenture Due August 1, 2028.	10-K	3/31/1999	1-11535	4.4
	4.4	Form of BNSF’s 8.125% Debenture Due April 15, 2020.	10-K	2/12/2001	1-11535	4.6
	4.5	Form of BNSF’s 7.95% Debenture Due August 15, 2030.	10-K	2/12/2001	1-11535	4.7
	4.6	Indenture, dated as of December 8, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	S-3 ASR	12/8/2005	333-130214	4.1
	4.7	Certificate of Trust of BNSF Funding Trust I, executed and filed by U.S. Bank Trust National Association, Linda Hurt and James Gallegos, as Trustees.	S-3 ASR	12/8/2005	333-130214	4.3
	4.8	Amended and Restated Declaration of Trust of BNSF Funding Trust I, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.4
	4.9	Guarantee Agreement between BNSF and U.S. Bank Trust National Association, as Guarantee Trustee, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.5
	4.10	First Supplemental Indenture, dated as of December 15, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	8-K	12/15/2005	1-11535	4.6
	4.11	Agreement as to Expenses and Liabilities dated as of December 15, 2005, between BNSF and BNSF Funding Trust I.	8-K	12/15/2005	1-11535	4.4 (Exhibit C)
	4.12	Form of BNSF Funding Trust I’s 6.613% Trust Preferred Securities.	8-K	12/15/2005	1-11535	4.4 (Exhibit D)
	4.13	Officer’s Certificate of Determination as to the terms of BNSF’s 6.20% Debentures Due August 15, 2036, including the form of the Debentures.	10-Q	10/24/2006	1-11535	4.1
	4.14	First Supplemental Indenture, dated as of April 13, 2007, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Trust Company, N.A., as Trustee.	8-K	4/13/2007	1-11535	4.1
	4.15	Officer’s Certificate of Determination as to the terms of BNSF’s 5.65% Debentures due May 1, 2017, and 6.15% Debentures Due May 1, 2037, including the forms of the Debentures.	8-K	4/13/2007	1-11535	4.2

Ø    References to BNSF refer to Burlington Northern Santa Fe Corporation for all periods through February 12, 2010, and to Burlington Northern Santa Fe, LLC for all periods on or after February 13, 2010.

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.16	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Trust Company, N.A., as Trustee.	8-K	3/14/2008	1-11535	4.1
4.17	Officers’ Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 15, 2018, including the form of the Notes.	8-K	3/14/2008	1-11535	4.2
4.18	Third Supplemental Indenture, dated as of December 3, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/3/2008	1-11535	4.1
4.19	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.1
4.20	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.2
4.21	Fifth Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	2/16/2010	1-11535	4.1
4.22	Second Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and U.S. Bank Trust National Association.	8-K	2/16/2010	1-11535	4.2
4.23	Sixth Supplemental Indenture, dated as of May 17, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/17/2010	1-11535	4.1
4.24	Certificate of Determination as to the terms of BNSF’s 5.75% Debentures due May 1, 2040.	8-K	5/17/2010	1-11535	4.2
4.25	Seventh Supplemental Indenture, dated as of September 10, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/10/2010	1-11535	4.1
4.26	Certificate of Determination as to the terms of BNSF’s 3.60% Debentures due September 1, 2020 and 5.05% Debentures due March 1, 2041.	8-K	9/10/2010	1-11535	4.2
4.27	Eighth Supplemental Indenture, dated as of May 19, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/19/2011	1-11535	4.1
4.28	Certificate of Determination as to the terms of BNSF’s 4.10% Debentures due June 1, 2021 and 5.40% Debentures due June 1, 2041.	8-K	5/19/2011	1-11535	4.2
4.29	Ninth Supplemental Indenture, dated as of August 22, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2011	1-11535	4.1
4.30	Certificate of Determination as to the terms of BNSF’s 3.45% Debentures due September 15, 2021 and 4.95% Debentures due September 15, 2041.	8-K	8/22/2011	1-11535	4.2
4.31	Tenth Supplemental Indenture, dated as of March 2, 2012, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/2/2012	1-11535	4.1
4.32	Certificate of Determination as to the terms of BNSF’s 3.05% Debentures due March 15, 2022 and 4.40% Debentures due March 15, 2042.	8-K	3/2/2012	1-11535	4.2
4.33	Eleventh Supplemental Indenture, dated as of August 23, 2012, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/23/2012	1-11535	4.1
4.34	Certificate of Determination as to the terms of BNSF’s 3.050% Debentures due September 1, 2022 and 4.375% Debentures due September 1, 2042.	8-K	8/23/2012	1-11535	4.2

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.35	Twelfth Supplemental Indenture, dated as of March 12, 2013, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/12/2013	1-11535	4.1
4.36	Certificate of Determination as to the terms of BNSF’s 3.00% Debentures due March 15, 2023 and 4.45% Debentures due March 15, 2043.	8-K	3/12/2013	1-11535	4.2
4.37	Thirteenth Supplemental Indenture, dated as of August 22, 2013, to Indenture dated December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2013	1-11535	4.1
4.38	Certificate of Determination as to the terms of BNSF’s 3.850% Debentures due September 1, 2023 and 5.150% Debentures due September 1, 2043.	8-K	8/22/2013	1-11535	4.2
4.39	Fourteenth Supplemental Indenture, dated as of March 7, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/7/2014	1-11535	4.1
4.40	Certificate of Determination as to the terms of BNSF’s 3.750% Debentures due April 1, 2024 and 4.900% Debentures due April 1, 2044.	8-K	3/7/2014	1-11535	4.2
4.41	Fifteenth Supplemental Indenture, dated as of August 18, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/18/2014	1-11535	4.1
4.42	Certificate of Determination as to the terms of BNSF’s 3.400% Debentures due September 1, 2024 and 4.550% Debentures due September 1, 2044.	8-K	8/18/2014	1-11535	4.2
4.43	Sixteenth Supplemental Indenture, dated as of March 9, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2015	1-11535	4.1
4.44	Certificate of Determination as to the terms of BNSF’s 3.000% Debentures due April 1, 2025 and 4.150% Debentures due April 1, 2045.	8-K	3/9/2015	1-11535	4.2
4.45	Seventeenth Supplemental Indenture, dated as of August 20, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/20/2015	1-11535	4.1
4.46	Certificate of Determination as to the terms of BNSF’s 3.650% Debentures due September 1, 2025 and 4.700% Debentures due September 1, 2045.	8-K	8/20/2015	1-11535	4.2
4.47	Eighteenth Supplemental Indenture, dated as of May 16, 2016, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/16/2016	1-11535	4.1
4.48	Certificate of Determination as to the terms of BNSF’s 3.900% Debentures due August 1, 2046.	8-K	5/16/2016	1-11535	4.2
4.49	Nineteenth Supplemental Indenture, dated as of March 9, 2017, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2017	1-11535	4.1
4.50	Certificate of Determination as to the terms of BNSF’s 3.250% Debentures due June 15, 2027 and 4.125% Debentures due June 15, 2047.	8-K	3/9/2017	1-11535	4.2
4.51	Twentieth Supplemental Indenture, dated as of March 5, 2018, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/5/2018	1-11535	4.1
4.52	Certificate of Determination as to the terms of BNSF’s 4.050% Debentures due June 15, 2048.	8-K	3/5/2018	1-11535	4.2
4.53	Twenty-First Supplemental Indenture, dated as of August 2, 2018, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/2/2018	1-11535	4.1

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit

	4.54	Certificate of Determination as to the terms of BNSF’s 4.150% Debentures due December 15, 2048.	8-K	8/2/2018	1-11535	4.2
	4.55	Twenty-Second Supplemental Indenture, dated as of July 24, 2019, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	7/24/2019	1-11535	4.1
	4.56	Certificate of Determination as to the terms of BNSF’s 3.550% Debentures due February 15, 2050.	8-K	7/24/2019	1-11535	4.2
	4.57	Twenty-Third Supplemental Indenture, dated as of April 13, 2020, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4/13/2020	1-11535	4.1
	4.58	Certificate of Determination as to the terms of BNSF's 3.050% Debentures due February 15, 2051.	8-K	4/13/2020	1-11535	4.2
	4.59	Twenty-Fourth Supplemental Indenture, dated as of April 6, 2021, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4/6/2021	1-11535	4.1
	4.60	Certificate of Determination as to the terms of BNSF's 3.300% Debentures due September 15, 2051.	8-K	4/6/2021	1-11535	4.2
	4.61	Twenty-Fifth Supplemental Indenture, dated as of November 29, 2021, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/8/2021	1-11535	4.1
	4.62	Certificate of Determination as to the terms of BNSF's 2.875% Debentures due June 15, 2052.	8-K	12/8/2021	1-11535	4.2
	4.63	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. ‡
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
	101
The following financial information from Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) the Consolidated Balance Sheets as of December 31, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, (vi) the Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019, and (vii) the Notes to the Consolidated Financial Statements. ‡

(104)	104	Cover Page Interactive Data File (formatted as iXBRL and continued in Exhibit 101)
‡    Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Santa Fe, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Burlington Northern Santa Fe, LLC
		By:	/s/ Kathryn M. Farmer
Dated:	February 28, 2022		Kathryn M. Farmer President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe, LLC and in the capacities and on the date indicated.

Signature	Title

/s/ Kathryn M. Farmer	President and Chief Executive Officer
Kathryn M. Farmer	(Principal Executive Officer), and Director

/s/ Paul W. Bischler	Executive Vice President and Chief Financial Officer
Paul W. Bischler	(Principal Financial Officer), and Director

/s/ Candace I. Palmarozzi	Vice President and Controller
Candace I. Palmarozzi	(Principal Accounting Officer)

/s/ Gregory E. Abel*	Director
Gregory E. Abel

/s/ Stevan B. Bobb	Director
Stevan B. Bobb

/s/ Warren E. Buffett*	Director
Warren E. Buffett

/s/ Marc D. Hamburg*	Director
Marc D. Hamburg

/s/ Carl R. Ice	Director
Carl R. Ice

/s/ Matthew J. Igoe	Director
Matthew J. Igoe

/s/ Roger Nober	Director
Roger Nober

		*By:	/s/ Dustin J. Almaguer
Dated:	February 28, 2022		Dustin J. Almaguer, Attorney-in-fact

S-1