Form 10-Q
period 2022-03-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2022-05-02
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2022
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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$5,968	$5,401
Operating expenses:
Compensation and benefits	1,241	1,183
Fuel	861	550
Purchased services	668	665
Depreciation and amortization	627	619
Equipment rents	179	171
Materials and other	351	324
Total operating expenses	3,927	3,512
Operating income	2,041	1,889
Interest expense	255	258
Other (income) expense, net	(23)	(28)
Income before income taxes	1,809	1,659
Income tax expense	438	408
Net income	$1,371	$1,251

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$1,371	$1,251
Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	1	1
Change in accumulated other comprehensive income (loss) of equity method investees	4	—
Other comprehensive income (loss), net of tax	5	1
Total comprehensive income	$1,376	$1,252

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,929	$1,758
Accounts receivable, net	1,399	1,316
Materials and supplies	980	864
Other current assets	139	114
Total current assets	4,447	4,052

Property and equipment, net of accumulated depreciation of $16,535 and $14,978, respectively	65,732	65,714
Goodwill	14,852	14,852
Operating lease right-of-use assets	1,531	1,592
Other assets	5,232	5,227
Total assets	$91,794	$91,437

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$4,357	$3,896
Long-term debt and finance leases due within one year	1,437	932
Total current liabilities	5,794	4,828

Long-term debt and finance leases	21,581	22,287
Deferred income taxes	15,034	15,156
Operating lease liabilities	902	1,015
Casualty and environmental liabilities	421	427
Pension and retiree health and welfare liability	287	291
Other liabilities	950	984
Total liabilities	44,969	44,988
Commitments and contingencies (see Note 5)
Equity:
Member’s equity	46,467	46,096
Accumulated other comprehensive income (loss)	358	353
Total equity	46,825	46,449
Total liabilities and equity	$91,794	$91,437

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$1,371	$1,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	627	619
Deferred income taxes	(122)	58
Long-term casualty and environmental liabilities, net	(1)	7
Other, net	(75)	(69)
Changes in current assets and liabilities:
Accounts receivable, net	(83)	(48)
Materials and supplies	(116)	(49)
Other current assets	(14)	(32)
Accounts payable and other current liabilities	472	219
Net cash provided by operating activities	2,059	1,956

Investing Activities
Capital expenditures excluding equipment	(598)	(530)
Acquisition of equipment	(18)	(26)
Proceeds from sales of investments and maturities of time deposits	—	1
Other, net	(70)	(29)
Net cash used in investing activities	(686)	(584)

Financing Activities
Payments on long-term debt and finance leases	(202)	(407)
Cash distributions	(1,000)	(1,000)
Net cash used in financing activities	(1,202)	(1,407)
Increase (decrease) in cash and cash equivalents	171	(35)
Cash and cash equivalents:
Beginning of period	1,758	1,986
End of period	$1,929	$1,951

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$290	$300
Capital investments accrued but not yet paid	$141	$129
Income taxes paid, net of refunds	$5	$7
Non-cash asset financing	$1	$4

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2020	$43,906	$98	$44,004
Cash distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,251	1	1,252
Balance as of March 31, 2021	$44,157	$99	$44,256

Balance as of December 31, 2021	$46,096	$353	$46,449
Cash distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,371	5	1,376
Balance as of March 31, 2022	$46,467	$358	$46,825

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2021, including the financial statements and notes thereto. Burlington Northern Santa Fe, LLC (BNSF) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of BNSF and its majority-owned subsidiaries, all of which are separate legal entities (collectively, the Company). BNSF’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of March 31, 2022, and the results of operations for the three months ended March 31, 2022 and 2021.

2.Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended March 31,
	2022	2021
Consumer Products	$2,084	$1,890
Agricultural Products	1,356	1,308
Industrial Products	1,297	1,226
Coal	889	686
Total freight revenues	5,626	5,110
Non-rail logistics subsidiary	191	180
Accessorial and other	151	111
Total other revenues	342	291
Total operating revenues	$5,968	$5,401

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, $1.2 billion and $1.1 billion, respectively, represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of March 31, 2022 and December 31, 2021, remaining performance obligations were $335 million and $274 million, respectively.

3.Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of March 31, 2022 and December 31, 2021, $41 million and $40 million, respectively, of such allowances had been recorded.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
4.Debt

Notes and Debentures

As of March 31, 2022, $2.55 billion remained authorized by the Board of Directors to be issued through the Securities and Exchange Commission debt shelf offering process.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of March 31, 2022, the Company was in compliance with these financial covenants.

Fair Value of Debt Instruments

As of March 31, 2022 and December 31, 2021, the fair value of BNSF’s debt, excluding finance leases, was $25.0 billion and $27.7 billion, respectively, while the book value, which also excludes finance leases, was $22.9 billion and $23.1 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of March 31, 2022, BNSF has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2022, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	5	$11	[c]
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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$296	$273
Accruals / changes in estimates	14	17
Payments	(12)	(6)
Ending balance	$298	$284
Current portion of ending balance	$90	$75

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $255 million to $360 million.

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

Environmental

BNSF is subject to extensive federal, state, and local environmental regulation. The Company’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF’s land holdings are or have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Under federal (in particular, the Comprehensive Environmental Response, Compensation, and Liability Act) and state statutes, the Company may be held jointly and severally liable for cleanup and enforcement costs associated with a particular site without regard to fault or the legality of the original conduct. The Company participates in the study, cleanup, or both of environmental contamination at approximately 185 sites.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental costs (in millions):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$251	$265
Accruals / changes in estimates	1	1
Payments	(4)	(5)
Ending balance	$248	$261
Current portion of ending balance	$35	$35

The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $200 million to $335 million.

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, including FELA claims, railroad protective and force account insurance claims, certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasuries. As of March 31, 2022 and December 31, 2021, there was $559 million and $561 million, respectively, related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	2022	2021
Service cost	$4	$6
Interest cost	15	14
Expected return on plan assets	(45)	(44)
Amortization of net loss	1	—
Net (benefit) cost recognized	$(25)	$(24)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

7.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. In both of the three-month periods ended March 31, 2022 and 2021, the Company declared and paid cash distributions of $1.0 billion to Berkshire.

During the three-month period ended March 31, 2022, the Company made no tax payments and received less than $1 million of tax refunds from Berkshire. During the three-month period ended March 31, 2021, the Company made tax payments of less than $1 million and received no tax refunds from Berkshire. As of March 31, 2022 and December 31, 2021, the Company had a tax payable to Berkshire of $588 million and $124 million, respectively.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended March 31,
	2022	2021
Revenues	$24	$23
Expenditures	$90	$97

BNSF owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest. As BNSF possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment in TTX. The investment in TTX recorded under the equity method is recorded in other assets. Equity income or losses are recorded in materials and other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers. BNSF’s car hire expenditures incurred with TTX are included in the table above. BNSF had $761 million and $749 million recognized as investments related to TTX in its Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$101	$(3)	$98
Other comprehensive income (loss), net before reclassifications	—	—	—
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	1	—	1
Balance as of March 31, 2021	$102	$(3)	$99

Balance as of December 31, 2021	$356	$(3)	$353
Other comprehensive income (loss), net before reclassifications	—	4	4
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	1	—	1
Balance as of March 31, 2022	$357	$1	$358
a     This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare costs (see Note 6 for additional details on pension costs).

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the three months ended March 31, 2022, and a comparative analysis to the three months ended March 31, 2021.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Consumer Products	$2,084	$1,890	1,275	1,393
Agricultural Products	1,356	1,308	305	318
Industrial Products	1,297	1,226	404	399
Coal	889	686	385	339
Total freight revenues	5,626	5,110	2,369	2,449
Other revenues	342	291
Total operating revenues	$5,968	$5,401

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2022	2021
Consumer Products	$1,635	$1,357
Agricultural Products	4,446	4,113
Industrial Products	3,210	3,073
Coal	2,309	2,024
Total freight revenues	$2,375	$2,087

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2022	2021
Fuel expense [a]	$861	$550
Fuel surcharges	$517	$202
a  Fuel expense includes locomotive and non-locomotive fuel.

    Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

Revenues

Revenues for the three months ended March 31, 2022 were $6.0 billion, an increase of $567 million, or 10 percent, as compared with the three months ended March 31, 2021 primarily due to a 14 percent increase in average revenue per car / unit resulting from higher fuel surcharge revenue driven by higher fuel prices along with increased rates per car, partially offset by a 3 percent decrease in unit volume. Revenue amounts also included the following changes between periods:

▪Consumer Products volumes decreased due to lower international intermodal volumes as a result of supply chain challenges and lower automotive shipments due to production impacts from a global microchip shortage, partially offset by an increase in domestic intermodal volumes.

▪Agricultural Products volumes decreased primarily due to lower grain exports, partially offset by higher volumes of ethanol and related commodities.

▪Industrial Products volumes increased primarily due to growth in the U.S. industrial economy.

▪Coal volumes increased primarily due to increased electricity generation, higher natural gas prices, and improved export demand.

Expenses

Operating expenses for the three months ended March 31, 2022 were $3.9 billion, an increase of $415 million, or 12 percent, as compared with the three months ended March 31, 2021. A significant portion of the increase is due to the following changes in expenses:

▪Compensation and benefits expense increased primarily due to wage inflation, health and welfare costs, and lower productivity.

▪Fuel expense increased primarily due to higher average fuel prices.

▪Materials and other expense increased primarily due to increased general inflation and higher casualty costs.

▪There were no significant changes in purchased services, depreciation and amortization, or equipment rents expense.

The effective tax rate was 24.2 percent and 24.6 percent for the three months ended March 31, 2022 and 2021, respectively.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws.

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in "Part I, Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 6.Exhibits

Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, and as further amended by the Written Consent of the Sole Member, dated January 1, 2021.	10-K	3/1/2021	001-11535	3.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three months ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (vi) the Consolidated Statements of Changes in Equity for the periods ended March 31, 2022 and 2021, and (vii) the Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  May 2, 2022

S-1