Form 10-Q
period 2022-06-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2022-08-08
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2022
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$6,640	$5,809	$12,608	$11,210
Operating expenses:
Compensation and benefits	1,231	1,163	2,472	2,346
Fuel	1,276	693	2,137	1,243
Purchased services	670	686	1,338	1,351
Depreciation and amortization	620	612	1,247	1,231
Equipment rents	185	166	364	337
Materials and other	279	271	630	595
Total operating expenses	4,261	3,591	8,188	7,103
Operating income	2,379	2,218	4,420	4,107
Interest expense	254	261	509	519
Other (income) expense, net	(26)	(22)	(49)	(50)
Income before income taxes	2,151	1,979	3,960	3,638
Income tax expense	487	463	925	871
Net income	$1,664	$1,516	$3,035	$2,767

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$1,664	$1,516	$3,035	$2,767
Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	1	1	2	2
Change in accumulated other comprehensive income (loss) of equity method investees	2	—	6	—
Other comprehensive income (loss), net of tax	3	1	8	2
Total comprehensive income	$1,667	$1,517	$3,043	$2,769

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,984	$1,758
Accounts receivable, net	1,555	1,316
Materials and supplies	1,062	864
Other current assets	203	114
Total current assets	4,804	4,052

Property and equipment, net of accumulated depreciation of $16,988 and $14,978, respectively	65,976	65,714
Goodwill	14,852	14,852
Operating lease right-of-use assets	1,413	1,592
Other assets	5,323	5,227
Total assets	$92,368	$91,437

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$4,098	$3,896
Long-term debt and finance leases due within one year	833	932
Total current liabilities	4,931	4,828

Long-term debt and finance leases	22,543	22,287
Deferred income taxes	15,094	15,156
Operating lease liabilities	762	1,015
Casualty and environmental liabilities	413	427
Pension and retiree health and welfare liability	282	291
Other liabilities	951	984
Total liabilities	44,976	44,988
Commitments and contingencies (see Note 5)
Equity:
Member’s equity	47,031	46,096
Accumulated other comprehensive income (loss)	361	353
Total equity	47,392	46,449
Total liabilities and equity	$92,368	$91,437

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$3,035	$2,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,247	1,231
Deferred income taxes	(62)	143
Long-term casualty and environmental liabilities, net	(9)	8
Other, net	(106)	(81)
Changes in current assets and liabilities:
Accounts receivable, net	(239)	(99)
Materials and supplies	(198)	(75)
Other current assets	5	(42)
Accounts payable and other current liabilities	88	(77)
Net cash provided by operating activities	3,761	3,775

Investing Activities
Capital expenditures excluding equipment	(1,402)	(1,220)
Acquisition of equipment	(39)	(69)
Proceeds from sales of investments and maturities of time deposits	—	1
Other, net	(149)	(59)
Net cash used in investing activities	(1,590)	(1,347)

Financing Activities
Proceeds from issuance of long-term debt	1,000	925
Payments on long-term debt and finance leases	(831)	(886)
Cash distributions	(2,100)	(2,400)
Other, net	(14)	(10)
Net cash used in financing activities	(1,945)	(2,371)
Increase (decrease) in cash and cash equivalents	226	57
Cash and cash equivalents:
Beginning of period	1,758	1,986
End of period	$1,984	$2,043

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$516	$518
Capital investments accrued but not yet paid	$205	$159
Income taxes paid, net of refunds	$934	$738
Non-cash asset financing	$3	$7

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2020	$43,906	$98	$44,004
Cash distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,251	1	1,252
Balance as of March 31, 2021	44,157	99	44,256
Cash distributions	(1,400)	—	(1,400)
Comprehensive income (loss), net of tax	1,516	1	1,517
Balance as of June 30, 2021	$44,273	$100	$44,373

Balance as of December 31, 2021	$46,096	$353	$46,449
Cash distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,371	5	1,376
Balance as of March 31, 2022	46,467	358	46,825
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,664	3	1,667
Balance as of June 30, 2022	$47,031	$361	$47,392

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

On February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100 percent of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger of a Berkshire wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation with the surviving entity renamed Burlington Northern Santa Fe, LLC. Earnings per share data is not presented because BNSF has only one holder of its membership interests.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of June 30, 2022, and the results of operations for the three and six months ended June 30, 2022 and 2021 in accordance with generally accepted accounting principles in the United States.

2.Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consumer Products	$2,450	$2,083	$4,533	$3,973
Agricultural Products	1,388	1,272	2,745	2,580
Industrial Products	1,458	1,352	2,755	2,578
Coal	999	767	1,888	1,453
Total freight revenues	6,295	5,474	11,921	10,584
Non-rail logistics subsidiary	186	200	377	380
Accessorial and other	159	135	310	246
Total other revenues	345	335	687	626
Total operating revenues	$6,640	$5,809	$12,608	$11,210

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, $1.3 billion and $1.1 billion, respectively, represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of June 30, 2022 and December 31, 2021, remaining performance obligations were $352 million and $274 million, respectively.

3.Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of June 30, 2022 and December 31, 2021, $32 million and $40 million, respectively, of such allowances had been recorded.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
4.Debt

Notes and Debentures

In May 2022, BNSF filed a new automatic shelf registration statement with the Securities and Exchange Commission (SEC) that became effective on May 6, 2022 and will remain effective for three years.

In June 2022, BNSF issued $1 billion of 4.45 percent debentures due January 15, 2053. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

As of June 30, 2022, $1.55 billion remained authorized by the Board of Directors to be issued through the Securities and Exchange Commission debt shelf offering process.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of June 30, 2022, the Company was in compliance with these financial covenants.

Fair Value of Debt Instruments

As of June 30, 2022 and December 31, 2021, the fair value of BNSF’s debt, excluding finance leases, was $22.8 billion and $27.7 billion, respectively, while the book value, which also excludes finance leases, was $23.3 billion and $23.1 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Six Months Ended June 30,
	2022	2021
Beginning balance	$296	$273
Accruals / changes in estimates	23	27
Payments	(25)	(15)
Ending balance	$294	$285
Current portion of ending balance	$90	$75

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $250 million to $360 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental costs (in millions):

	Six Months Ended June 30,
	2022	2021
Beginning balance	$251	$265
Accruals / changes in estimates	2	5
Payments	(9)	(9)
Ending balance	$244	$261
Current portion of ending balance	$35	$35

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $200 million to $330 million.

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, including FELA claims, railroad protective and force account insurance claims, certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasuries. As of June 30, 2022 and December 31, 2021, there was $568 million and $561 million, respectively, related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$5	$6	$9	$12
Interest cost	16	14	31	28
Expected return on plan assets	(45)	(44)	(90)	(88)
Amortization of net loss	—	1	1	1
Net (benefit) cost recognized	$(24)	$(23)	$(49)	$(47)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

7.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the six-month periods ended June 30, 2022 and 2021, the Company declared and paid cash distributions of $2.1 billion and $2.4 billion to Berkshire, respectively. During the six-month period ended June 30, 2022, the Company made tax payments of $747 million and received less than $1 million of tax refunds from Berkshire. During the six-month period ended June 30, 2021, the Company made tax payments of $562 million and received no tax refunds from Berkshire. As of June 30, 2022 and December 31, 2021, the Company had a tax payable to Berkshire of $186 million and $124 million, respectively.

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.3 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $772 million and $749 million as of June 30, 2022 and December 31, 2021, respectively. The Company incurred car hire expenditures with TTX of $205 million and $199 million for the six-month periods ended June 30, 2022 and 2021, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$101	$(3)	$98
Other comprehensive income (loss), net before reclassifications	—	—	—
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	3	—	3
Tax expense (benefit)	(1)	—	(1)
Balance as of June 30, 2021	$103	$(3)	$100

Balance as of December 31, 2021	$356	$(3)	$353
Other comprehensive income (loss), net before reclassifications	—	6	6
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	2	—	2
Balance as of June 30, 2022	$358	$3	$361
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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the six months ended June 30, 2022, and a comparative analysis to the six months ended June 30, 2021.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consumer Products	$4,533	$3,973	2,654	2,882
Agricultural Products	2,745	2,580	608	631
Industrial Products	2,755	2,578	824	837
Coal	1,888	1,453	759	723
Total freight revenues	11,921	10,584	4,845	5,073
Other revenues	687	626
Total operating revenues	$12,608	$11,210

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2022	2021
Consumer Products	$1,708	$1,379
Agricultural Products	4,515	4,089
Industrial Products	3,343	3,080
Coal	2,487	2,010
Total freight revenues	$2,460	$2,086

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2022	2021
Fuel expense [a]	$2,137	$1,243
Fuel surcharges	$1,438	$530
a  Fuel expense includes locomotive and non-locomotive fuel.

    Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

Revenues

Revenues for the six months ended June 30, 2022 were $12.6 billion, an increase of $1.4 billion, or 12 percent, as compared with the six months ended June 30, 2021 primarily due to an 18 percent increase in average revenue per car / unit resulting from higher fuel surcharge revenue driven by higher fuel prices along with increased rates per car, partially offset by a 4 percent decrease in unit volume. Revenue amounts also included the following changes between periods:

▪Consumer Products volumes decreased due to lower international intermodal shipments resulting from supply chain challenges, partially offset by an increase in domestic intermodal volume and higher automotive shipments.

▪Agricultural Products volumes decreased primarily due to lower grain exports, partially offset by higher volumes of renewable diesel and oil feedstocks.

▪Industrial Products volumes decreased primarily due to a decrease in petroleum related to lower demand for shipments of crude by rail, partially offset by increased volumes in other product categories.

▪Coal volumes increased primarily due to increased electricity generation, higher natural gas prices, and improved export demand.

Expenses

Operating expenses for the six months ended June 30, 2022 were $8.2 billion, an increase of $1.1 billion, or 15 percent, as compared with the six months ended June 30, 2021. A significant portion of the increase is due to the following changes in expenses:

▪Fuel expense increased primarily due to higher average fuel prices, partially offset by lower volumes.

▪Compensation and benefits expense increased primarily due to wage inflation, health and welfare costs, and lower productivity.

▪There were no significant changes in purchased services, depreciation and amortization, equipment rents, or materials and other expense.

The effective tax rate was 23.4 percent and 23.9 percent for the six months ended June 30, 2022 and 2021, respectively.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 6.Exhibits

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, and as further amended by the Written Consent of the Sole Member, dated January 1, 2021.	10-K	3/1/2021	001-11535	3.2

4.1	Twenty-Sixth Supplemental Indenture, dated as of June 7, 2022, to Indenture dated as of December1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	6/7/2022	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF's 4.450% Debentures due January 15, 2053.	8-K	6/7/2022	001-11535	4.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and six months ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iv) the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (vi) the Consolidated Statements of Changes in Equity for the periods ended June 30, 2022 and 2021, and (vii) the Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  August 8, 2022

S-1