Form 10-Q
period 2022-09-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2022-11-07
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2022
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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$6,693	$5,790	$19,301	$17,000
Operating expenses:
Compensation and benefits	1,496	1,183	3,968	3,529
Fuel	1,272	705	3,409	1,948
Purchased services	670	688	2,008	2,039
Depreciation and amortization	636	611	1,883	1,842
Equipment rents	180	170	544	507
Materials and other	331	171	961	766
Total operating expenses	4,585	3,528	12,773	10,631
Operating income	2,108	2,262	6,528	6,369
Interest expense	258	256	767	775
Other (income) expense, net	(34)	(23)	(83)	(73)
Income before income taxes	1,884	2,029	5,844	5,667
Income tax expense	442	491	1,367	1,362
Net income	$1,442	$1,538	$4,477	$4,305

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$1,442	$1,538	$4,477	$4,305
Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	1	1	3	3
Change in accumulated other comprehensive income (loss) of equity method investees	5	—	11	—
Other comprehensive income (loss), net of tax	6	1	14	3
Total comprehensive income	$1,448	$1,539	$4,491	$4,308

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,903	$1,758
Accounts receivable, net	1,555	1,316
Materials and supplies	997	864
Other current assets	155	114
Total current assets	4,610	4,052

Property and equipment, net of accumulated depreciation of $17,530 and $14,978, respectively	66,569	65,714
Goodwill	14,852	14,852
Operating lease right-of-use assets	1,370	1,592
Other assets	5,155	5,227
Total assets	$92,556	$91,437

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$4,293	$3,896
Long-term debt and finance leases due within one year	1,556	932
Total current liabilities	5,849	4,828

Long-term debt and finance leases	21,746	22,287
Deferred income taxes	15,221	15,156
Operating lease liabilities	773	1,015
Casualty and environmental liabilities	391	427
Pension and retiree health and welfare liability	278	291
Other liabilities	958	984
Total liabilities	45,216	44,988
Commitments and contingencies (see Note 5)
Equity:
Member’s equity	46,973	46,096
Accumulated other comprehensive income (loss)	367	353
Total equity	47,340	46,449
Total liabilities and equity	$92,556	$91,437

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$4,477	$4,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,883	1,842
Deferred income taxes	64	231
Long-term casualty and environmental liabilities, net	(31)	12
Other, net	(120)	(231)
Changes in current assets and liabilities:
Accounts receivable, net	(239)	(125)
Materials and supplies	(133)	(83)
Other current assets	40	(7)
Accounts payable and other current liabilities	249	103
Net cash provided by operating activities	6,190	6,047

Investing Activities
Capital expenditures excluding equipment	(2,415)	(2,021)
Acquisition of equipment	(66)	(106)
Purchases of investments and investments in time deposits	(23)	—
Proceeds from sales of investments and maturities of time deposits	—	1
Other, net	(18)	(24)
Net cash used in investing activities	(2,522)	(2,150)

Financing Activities
Proceeds from issuance of long-term debt	1,000	925
Payments on long-term debt and finance leases	(909)	(888)
Cash distributions	(3,600)	(3,800)
Other, net	(14)	(10)
Net cash used in financing activities	(3,523)	(3,773)
Increase (decrease) in cash and cash equivalents	145	124
Cash and cash equivalents:
Beginning of period	1,758	1,986
End of period	$1,903	$2,110

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$802	$815
Capital investments accrued but not yet paid	$293	$193
Income taxes paid, net of refunds	$1,447	$1,171
Non-cash asset financing	$7	$12

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2020	$43,906	$98	$44,004
Cash distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,251	1	1,252
Balance as of March 31, 2021	44,157	99	44,256
Cash distributions	(1,400)	—	(1,400)
Comprehensive income (loss), net of tax	1,516	1	1,517
Balance as of June 30, 2021	44,273	100	44,373
Cash distributions	(1,400)	—	(1,400)
Comprehensive income (loss), net of tax	1,538	1	1,539
Balance as of September 30, 2021	$44,411	$101	$44,512

Balance as of December 31, 2021	$46,096	$353	$46,449
Cash distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,371	5	1,376
Balance as of March 31, 2022	46,467	358	46,825
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,664	3	1,667
Balance as of June 30, 2022	47,031	361	47,392
Cash distributions	(1,500)	—	(1,500)
Comprehensive income (loss), net of tax	1,442	6	1,448
Balance as of September 30, 2022	$46,973	$367	$47,340

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of September 30, 2022, and the results of operations for the three and nine months ended September 30, 2022 and 2021 in accordance with generally accepted accounting principles in the United States.

2.Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consumer Products	$2,418	$2,097	$6,951	$6,070
Agricultural Products	1,336	1,063	4,081	3,643
Industrial Products	1,468	1,371	4,223	3,949
Coal	1,101	867	2,989	2,320
Total freight revenues	6,323	5,398	18,244	15,982
Non-rail logistics subsidiary	163	199	540	579
Accessorial and other	207	193	517	439
Total other revenues	370	392	1,057	1,018
Total operating revenues	$6,693	$5,790	$19,301	$17,000

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, $1.3 billion and $1.1 billion, respectively, represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of September 30, 2022 and December 31, 2021, remaining performance obligations were $301 million and $274 million, respectively.

3.Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of September 30, 2022 and December 31, 2021, $33 million and $40 million, respectively, of such allowances had been recorded.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
4.Debt

Notes and Debentures

In May 2022, BNSF filed a new automatic shelf registration statement with the Securities and Exchange Commission (SEC) that became effective on May 6, 2022 and will remain effective for three years.

In June 2022, BNSF issued $1.0 billion of 4.45 percent debentures due January 15, 2053. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

As of September 30, 2022, $1.55 billion remained authorized by the Board of Directors to be issued through the Securities and Exchange Commission debt shelf offering process.

The Company is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of September 30, 2022, the Company was in compliance with these financial covenants.

Fair Value of Debt Instruments

As of September 30, 2022 and December 31, 2021, the fair value of BNSF’s debt, excluding finance leases, was $21.0 billion and $27.7 billion, respectively, while the book value, which also excludes finance leases, was $23.2 billion and $23.1 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$296	$273
Accruals / changes in estimates	29	46
Payments	(60)	(25)
Ending balance	$265	$294
Current portion of ending balance	$90	$80

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $220 million to $330 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental costs (in millions):

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$251	$265
Accruals / changes in estimates	13	4
Payments	(13)	(13)
Ending balance	$251	$256
Current portion of ending balance	$35	$35

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $215 million to $315 million.

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

On April 4, 2019, a class action complaint was filed against BNSF Railway alleging that BNSF obtained biometric identifiers from third-party truck drivers using the auto-gate system at BNSF’s facilities within the State of Illinois without obtaining their informed written consent in violation of the Illinois Biometric Information Privacy Act (BIPA). On October 12, 2022, a judgement was entered against BNSF in the amount of $228 million. Decisions by the Illinois Supreme Court are pending in other cases that are expected to provide binding guidance on the interpretation of BIPA that may significantly impact issues relevant to BNSF’s case. BNSF is evaluating options and expects to appeal the judgement entered against the Company. While the ultimate resolution of this matter is subject to further developments, the Company does not believe that the outcome will have a material adverse effect on its financial position, results of operations or liquidity.

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks, including FELA claims, railroad protective and force account insurance claims, certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasuries. As of September 30, 2022 and December 31, 2021, there was $572 million and $561 million, respectively, related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$4	$7	$13	$19
Interest cost	15	14	46	42
Expected return on plan assets	(45)	(44)	(135)	(132)
Amortization of net loss	1	1	2	2
Net (benefit) cost recognized	$(25)	$(22)	$(74)	$(69)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

7.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the nine-month periods ended September 30, 2022 and 2021, the Company declared and paid cash distributions of $3.6 billion and $3.8 billion to Berkshire, respectively. During the nine-month period ended September 30, 2022, the Company made tax payments of $1.2 billion and received less than $1 million of tax refunds from Berkshire. During the nine-month period ended September 30, 2021, the Company made tax payments of $927 million and received no tax refunds from Berkshire. As of September 30, 2022 and December 31, 2021, the Company had a tax receivable from Berkshire of $2 million and a tax payable to Berkshire of $124 million, respectively.

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.3 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $793 million and $749 million as of September 30, 2022 and December 31, 2021, respectively. The Company incurred car hire expenditures with TTX of $311 million and $295 million for the nine-month periods ended September 30, 2022 and 2021, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$101	$(3)	$98
Other comprehensive income (loss), net before reclassifications	—	—	—
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	4	—	4
Tax expense (benefit)	(1)	—	(1)
Balance as of September 30, 2021	$104	$(3)	$101

Balance as of December 31, 2021	$356	$(3)	$353
Other comprehensive income (loss), net before reclassifications	—	11	11
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	4	—	4
Tax expense (benefit)	(1)	—	(1)
Balance as of September 30, 2022	$359	$8	$367
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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the nine months ended September 30, 2022, and a comparative analysis to the nine months ended September 30, 2021.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consumer Products	$6,951	$6,070	3,977	4,307
Agricultural Products	4,081	3,643	884	896
Industrial Products	4,223	3,949	1,237	1,280
Coal	2,989	2,320	1,158	1,127
Total freight revenues	18,244	15,982	7,256	7,610
Other revenues	1,057	1,018
Total operating revenues	$19,301	$17,000

	Average Revenue Per Car / Unit
	Nine Months Ended September 30,
	2022	2021
Consumer Products	$1,748	$1,409
Agricultural Products	4,617	4,066
Industrial Products	3,414	3,085
Coal	2,581	2,059
Total freight revenues	$2,514	$2,100

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Nine Months Ended September 30,
	2022	2021
Fuel expense [a]	$3,409	$1,948
Fuel surcharges	$2,541	$904
a  Fuel expense includes locomotive and non-locomotive fuel.

    Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

Revenues

Revenues for the nine months ended September 30, 2022 were $19.3 billion, an increase of $2.3 billion, or 14 percent, as compared with the nine months ended September 30, 2021. This was primarily due to a 20 percent increase in average revenue per car / unit resulting from higher fuel surcharge revenue driven by higher fuel prices along with increased rates per car, partially offset by a 5 percent decrease in unit volume. Revenue amounts also included the following changes between periods:

▪Consumer Products volumes decreased due to lower international intermodal shipments resulting from supply chain challenges.

▪Agricultural Products volumes decreased primarily due to lower grain exports, partially offset by higher volumes of domestic grains, renewable diesel, and oil feedstocks.

▪Industrial Products volumes decreased primarily due to a decrease in petroleum related to lower demand for shipments of crude by rail and lower building products shipments due to lower wind volumes.

▪Coal volumes increased primarily due to increased electricity generation, higher natural gas prices, and improved export demand.

Expenses

Operating expenses for the nine months ended September 30, 2022 were $12.8 billion, an increase of $2.1 billion, or 20 percent, as compared with the nine months ended September 30, 2021. A significant portion of the increase is due to the following changes in expenses:

▪Fuel expense increased primarily due to higher average fuel prices, partially offset by lower volumes.

▪Compensation and benefits expense increased primarily due to wage inflation, including the impact from tentative or ratified union labor agreements, higher health and welfare costs, and lower productivity.

▪Materials and other expense increased primarily due to general inflation, lower gains from land and easement sales, and higher casualty costs.

▪There were no significant changes in purchased services, depreciation and amortization, or equipment rents expense.

The effective tax rate was 23.4 percent and 24.0 percent for the nine months ended September 30, 2022 and 2021, respectively.

Approximately 30,500 of BNSF’s employees are members of a labor union. The U.S. Class I railroads and rail labor unions were engaged in negotiations from January 2020 through June 2022. Federal mediation was included in that timeframe, followed by a release from the National Mediation Board for a Presidential Emergency Board (PEB). In accordance with the Railway Labor Act (RLA), the PEB issued its report and recommendations to settle the bargaining disputes on August 16, 2022. Tentative agreements based on these recommendations were reached with all labor unions in September 2022. To date, six unions have ratified those agreements. Two labor unions did not ratify their tentative agreement, and the parties have agreed to maintain the status quo as discussions continue. Ratification results for the remaining unions are scheduled to be announced through November 2022. Where settlements have not been successful following the RLA process, Congress may act by extending the status quo period or passing a law imposing a resolution on the parties.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 6.Exhibits

Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, and as further amended by the Written Consent of the Sole Member, dated January 1, 2021.	10-K	3/1/2021	001-11535	3.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and nine months ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iv) the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (vi) the Consolidated Statements of Changes in Equity for the periods ended September 30, 2022 and 2021, and (vii) the Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  November 7, 2022

S-1