Form 10-K
period 2022-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2023-02-27
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
100% of the membership interests of Burlington Northern Santa Fe, LLC outstanding as of February 27, 2023 is held by National Indemnity Company, a wholly-owned subsidiary of Berkshire Hathaway Inc.
Documents Incorporated by Reference: None
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

ii

Part I

Item 1. Business

Burlington Northern Santa Fe Corporation was incorporated in the State of Delaware on December 16, 1994. On February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger (Merger) of a Berkshire wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation with the surviving entity renamed Burlington Northern Santa Fe, LLC (Registrant or collectively with its subsidiaries, BNSF or Company). Further information about the Merger is incorporated by reference from Note 1 to the Consolidated Financial Statements.

The Registrant is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, the Registrant is engaged primarily in the freight rail transportation business. The rail operations of BNSF Railway Company (BNSF Railway), the Registrant’s principal operating subsidiary, comprise one of the largest railroad systems in North America. As of December 31, 2022, BNSF Railway had approximately 36,250 employees of which approximately 31,000 are members of a labor union.

BNSF’s internet address is www.bnsf.com. Through this internet website (under the “About BNSF/Financial Information” link), the Registrant makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as all amendments to these reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). BNSF makes available on its website other previously filed SEC reports, registration statements and exhibits via a link to the SEC’s website at www.sec.gov. BNSF’s Code of Conduct for officers and salaried employees, along with other information about its business, is also made available on the Company’s website. The Registrant intends to disclose any amendments to the Code of Conduct or any waiver from a provision of the Code of Conduct on its website.

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
Changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws, regulation of greenhouse gas emissions, permitting, or other regulatory requirements could reduce the demand for coal and other fossil fuels, or other products and revenues from the transportation services provided by BNSF Railway. Also, changes in environmental laws and other laws and regulations could reduce the demand for drilling products and products produced by drilling. United States and foreign government tariffs or subsidies could affect the demand for products the Company hauls. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board (STB) in various areas, including rates, services, and access to facilities could adversely impact the Company’s ability to determine prices for rail services and significantly affect the revenues, costs, and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, a reduction in profitability could hinder BNSF Railway’s ability to maintain, improve, or expand its rail network, facilities and equipment. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues. Changes in tax rates, enactment of new tax laws and amendments to existing tax regulations could have a material adverse impact on the Company’s operating results, financial condition, or liquidity.

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
Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, rising global demand and international political and economic factors. A significant reduction in fuel availability could impact BNSF Railway’s ability to provide transportation services at current levels, increase fuel costs, and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition, or liquidity. If the price of fuel increases substantially, the Company expects to be able to recover a significant portion of these higher fuel costs. However, to the extent that the Company is unable to recover these costs, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition, or liquidity. Due to the capital intensive nature and sophistication of certain railroad equipment and material, prospective new suppliers are subject to high barriers of entry. If railroad equipment and material suppliers experience a supply or capacity shortage or discontinue operations, or if they are unable to meet regulatory specifications, the Company could experience significant cost increases as well as limited supply of railroad equipment and material necessary for the Company’s operations.

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
The Company relies on technology in all aspects of its business. A significant disruption or failure of its technology systems could result in service interruptions, safety failures, security events, regulatory compliance failures, the inability to protect employee or corporate information or assets against unauthorized access or use, or other operational difficulties. Although the Company has taken steps to mitigate these risks, including business continuity planning, disaster recovery planning, systems testing, protection and monitoring, and business impact analysis, a significant disruption or cyber intrusion could adversely affect the Company’s results of operations, financial condition, or liquidity. Additionally, if the Company is unable to acquire, develop, implement, adopt, or protect rights around new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

The Company’s operational dependencies may adversely affect results of operations, financial condition, or liquidity.
Due to the integrated nature of the United States’ freight transportation infrastructure, the Company’s operations may be negatively affected by service disruptions of other entities, such as ports, passenger trains, and other railroads, which interchange with BNSF Railway. A significant, prolonged service disruption of one or more of these entities could have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

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
Significant, extended negative changes in domestic and global economic conditions, including significant inflation, that impact the producers and consumers of the commodities transported by the Company may have an adverse effect on the Company’s operating results, financial condition, or liquidity. Declines in or muted manufacturing activity, economic growth, and international trade all could result in reduced revenues in one or more business units.

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
Changes in demographics, training requirements, and the unavailability of qualified personnel, particularly among union employees, could negatively impact BNSF Railway’s ability to meet demand for rail service. Recruiting and retaining qualified personnel, particularly those with expertise in the railroad industry, are vital to operations. Although the Company believes that it has adequate personnel for the current business environment, unpredictable increases in demand for rail services may exacerbate the risk of not having sufficient numbers of trained personnel, which could have a negative impact on operational efficiency and otherwise have an adverse effect on the Company’s operating results, financial condition, or liquidity.

General Risk Factors.

Acts of terrorism or war, as well as the threat of terrorism or war, may cause significant disruptions in the Company’s business operations.
Terrorist attacks and any government response to those types of attacks and war or risk of war may adversely affect the Company’s results of operations, financial condition, or liquidity. BNSF Railway’s rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues and have an adverse effect on operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign, or war or risk of war may have an adverse impact on the Company’s operating results and financial condition by causing unpredictable operating or financial conditions, including disruptions of BNSF Railway or connecting rail lines, loss of critical customers or partners, volatility of or a sustained increase of fuel prices, fuel shortages, general economic decline, and instability or weakness of financial markets. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically, the coverage available may not adequately compensate it for certain types of incidents and certain coverages may not be available to the Company in the future.

The Company faces risks related to epidemics, pandemics, and other similar outbreaks, which may adversely affect its business, results of operations, and financial condition.
The Company faces risks related to epidemics, pandemics, and other similar outbreaks, including future widespread outbreaks of the COVID-19 coronavirus, which has impacted geographic areas in which the Company has operations, suppliers, customers, and employees. The full extent to which epidemics, pandemics, and other similar outbreaks may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the future outbreaks, travel restrictions, business and workforce disruptions, and the effectiveness and impacts of actions taken to contain and treat the outbreak. Any one or more of these consequences or other unpredictable events could materially adversely affect the Company’s operating results, financial condition, or liquidity. Further, epidemics, pandemics, and other similar outbreaks could also precipitate or heighten the other risks discussed in this Item 1A.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America. BNSF Railway operates over 32,500 route miles of track (excluding multiple main tracks, yard tracks, and sidings) in 28 states and also operates in three Canadian provinces. BNSF Railway owns over 23,000 route miles, including easements, and operates on over 9,000 route miles of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks. As of December 31, 2022, the total BNSF Railway system (including single and multiple main tracks, yard tracks, and sidings) consisted of over 50,000 operated miles of track.

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

As of December 31, 2022, BNSF Railway owned or held under non-cancelable leases exceeding one year approximately 7,500 locomotives and 68,000 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF incurs significant costs in repairing and maintaining its properties. In 2022, BNSF recorded approximately $2 billion in repairs and maintenance expense in the Consolidated Statements of Income.

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

Vancouver
Seattle
Spokane
Portland
Havre
Minot
Winnipeg
Fargo
Superior
Minneapolis
St. Paul
Billings
Gillette
Sioux Falls
Chicago
Toledo
Galesburg
Alliance
Salt Lake City
Lincoln
Denver
Stockton
Oakland
Topeka
Kansas City
St. Louis
Springfield
Memphis
Oklahoma City
Amarillo
Albuquerque
Belen
Winslow
Los Angeles
Long Beach
San Bernardino
San Diego
Phoenix
Birmingham
Atlanta
Fort Worth
El Paso
New Orleans
Houston
NETWORK MAP
BNSF RAILWAY
LEGEND
BNSF
UP/SP Trackage Rights
Handling Carrier
Haulage Agreement
0 50 100 200 Miles
0 50 100 200 300 Kilometers
© 2022 BNSF Railway
Map Created by
Bartlett&West

Consumer Products:
The Consumer Products freight business provided 38 percent of freight revenues for the year ended December 31, 2022, and consisted of the following business units: Domestic Intermodal (including Truckload/Intermodal Marketing Companies and Expedited Truckload/Less-than-Truckload/Parcel), International Intermodal, and Automotive.

Industrial Products:
The Industrial Products freight business provided 23 percent of freight revenues for the year ended December 31, 2022, and consisted of the following five business units: Construction Products, Petroleum Products, Building Products, Chemicals and Plastics Products, and Food and Beverages.

Agricultural Products:
The transportation of Agricultural Products provided 23 percent of freight revenues for the year ended December 31, 2022. These products include corn, wheat, ethanol, soybeans, bulk foods, fertilizer, oil seeds and meals, feeds, oils, flour and mill products, specialty grains, milo, barley, oats and rye, and malt.

Coal:
The transportation of coal contributed 16 percent of freight revenues for the year ended December 31, 2022, with more than 90 percent of all of BNSF’s coal tons originating from the Powder River Basin of Wyoming and Montana.

Government Regulation and Legislation
BNSF Railway’s rail operations are subject to the regulatory jurisdiction of the STB, the Federal Railroad Administration of the United States Department of Transportation (DOT), the Occupational Safety and Health Administration (OSHA), the Environmental Protection Agency (EPA), as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF’s business.

DOT, OSHA, and EPA have jurisdiction under several federal statutes over a number of safety, health, and environmental aspects of rail operations, including the transportation of hazardous materials. State agencies regulate some health, safety, and environmental aspects of rail operations in areas not otherwise preempted by federal law.

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

Item 3. Legal Proceedings

Beginning May 14, 2007, some 30 similar class action complaints were filed in six federal district courts around the country by rail shippers against BNSF Railway and other Class I railroads alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws. The complaints seek injunctive relief and unspecified treble damages. These cases were consolidated and are currently pending in the federal District Court for the District of Columbia for coordinated or consolidated pretrial proceedings. (In re: Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). Consolidated amended class action complaints were filed against BNSF Railway and three other Class I railroads in April 2008. On June 21, 2012, the District Court certified the class sought by the plaintiffs. BNSF Railway and the other three Class I railroads appealed the class certification decision to the U.S. Court of Appeals. On August 9, 2013, the U.S. Court of Appeals vacated the District Court’s class certification decision and remanded the case to permit the District Court to reconsider its decision in light of the United States Supreme Court case of Comcast Corp. v. Behrend. In September 2016, the District Court held a hearing to determine whether to certify a class. On October 10, 2017, the District Court denied the plaintiffs’ motion to certify a class. The plaintiffs appealed the denial of class certification to the U.S. Court of Appeals. In September 2018, the U.S. Court of Appeals held a hearing on the appeal of the denial of class certification. On August 16, 2019, the U.S. Court of Appeals affirmed the District Court’s denial of class certification. The Company continues to believe that these allegations are without merit and continues to vigorously dispute such claims in all subsequent litigation filed by individual parties involving such allegations. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations, or liquidity.

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

Item 7. Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the results of operations of Burlington Northern Santa Fe, LLC and its subsidiaries. The principal operating subsidiary of BNSF is BNSF Railway through which BNSF derives substantially all of its revenues. The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the year ended December 31, 2022, and a comparative analysis of the year ended December 31, 2021.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Years Ended December 31,		Years Ended December 31,
	2022	2021	2022	2021
Consumer Products	$9,234	$8,256	5,202	5,673
Industrial Products	5,587	5,291	1,618	1,709
Agricultural Products	5,743	5,100	1,200	1,224
Coal	3,927	3,227	1,529	1,529
Total freight revenues	24,491	21,874	9,549	10,135
Other revenues	1,397	1,408
Total operating revenues	$25,888	$23,282

	Average Revenue Per Car / Unit
	Years Ended December 31,
	2022	2021
Consumer Products	$1,775	$1,455
Industrial Products	3,453	3,096
Agricultural Products	4,786	4,167
Coal	2,568	2,111
Total freight revenues	$2,565	$2,158

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Years Ended December 31,
	2022	2021
Fuel expense[a]	$4,581	$2,766
Fuel surcharges	$3,495	$1,334
a  Fuel expense includes locomotive and non-locomotive fuel.

Year Ended December 31, 2022 vs. Year Ended December 31, 2021

Revenues

Revenues for the year ended December 31, 2022 were $25.9 billion, an increase of $2.6 billion, or 11 percent, as compared with the year ended December 31, 2021. This was primarily due to a 19 percent increase in average revenue per car / unit, including the impact from higher fuel surcharge revenue driven by higher fuel prices, partially offset by a 6 percent decrease in unit volume. Revenue amounts also included the following changes between periods:

•Consumer Products volumes decreased primarily due to lower intermodal shipments resulting from supply chain challenges and lower west coast imports during the second half of the year.

•Industrial Products volumes decreased primarily due to a decrease in petroleum related to lower demand for shipments of crude by rail, lower building products shipments due to lower wind volumes, and lower steel and taconite shipments due to network rail challenges, partially offset by increased mineral shipments.

•Agricultural Products volumes decreased primarily due to lower grain exports and fertilizer shipments, partially offset by higher volumes of domestic grains, renewable diesel, and feedstocks.

•There were no significant changes in coal volumes.

Expense Table

The following table presents BNSF’s expense information (in millions):

	Years Ended December 31,
	2022	2021
Compensation and benefits	$5,321	$4,767
Fuel	4,581	2,766
Purchased services	2,697	2,715
Depreciation and amortization	2,528	2,456
Equipment rents	720	677
Materials and other	1,441	1,103
Total operating expenses	$17,288	$14,484

Interest expense	$1,025	$1,032
Other (income) expense, net	$(133)	$(95)
Income tax expense	$1,762	$1,871

Expenses

Operating expenses for the year ended December 31, 2022 were $17.3 billion, an increase of $2.8 billion, or 19 percent, as compared with the year ended December 31, 2021. A significant portion of the increase is due to the following changes in expenses:
•Fuel expense increased primarily due to higher average fuel price, partially offset by lower volumes.

•Compensation and benefits expense increased primarily due to wage inflation, including the impact from the ratified union labor agreements, higher health and welfare costs, and lower productivity due to supply chain challenges.

•Materials and other expense increased primarily due to general inflation, lower gains from land and easement sales, and higher casualty and litigation costs.

•There were no significant changes in purchased services, depreciation and amortization, and equipment rents.

There were no significant changes in interest expense and other (income) expense, net. The effective tax rate was 22.9 percent and 23.8 percent for the years ended December 31, 2022 and 2021, respectively.

Approximately 31,000 of BNSF’s employees are members of a labor union. The U.S. Class I railroads and rail labor unions were engaged in multi-party national negotiations from January 2020 through June 2022. Federal mediation was included in that timeframe, followed by a release from the National Mediation Board and subsequent appointment of a Presidential Emergency Board (PEB), in accordance with the Railway Labor Act. The PEB issued its report and recommendations to settle the bargaining disputes on August 16, 2022. Tentative agreements based on these recommendations were reached with all labor unions in September 2022. Thereafter, a majority of the unions ratified those agreements with the rest being imposed by Congress. This concluded the national round which is not subject to re-opening until late 2024.

Forward-Looking Information

To the extent that statements relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws.

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

•Operating factors: changes in operating conditions and costs; operational and other difficulties with positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; disruptions to BNSF’s technology network including computer systems and software, such as cybersecurity intrusions, unauthorized access to or misappropriation of assets or sensitive information, corruption of data or operational disruptions; network congestion, including effects of greater than anticipated demand for transportation services and equipment; as well as pandemics or natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF’s or other railroads’ operating systems, structures, or equipment including the effects of acts of war or terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

The Registrant cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Registrant undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event the Registrant does update any forward-looking statement, no inference should be made that the Registrant will make additional updates with respect to that statement, related matters, or any other forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Sensitivity
As of December 31, 2022, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position.

Interest Rate Sensitivity
As of December 31, 2022, the fair value of BNSF’s debt, excluding finance leases, was $21.5 billion.

The following table is an estimate of the impact to the fair value of total debt, excluding finance leases, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2023, based on debt levels as of December 31, 2022:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
	Total Debt
1-percent decrease	$2.4	billion increase
1-percent increase	$2.0	billion decrease

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

The following documents are filed as a part of this report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sole Member and the Board of Directors of
Burlington Northern Santa Fe, LLC
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Burlington Northern Santa Fe, LLC and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Property and Equipment – Self Constructed Assets – Appropriate Capitalization of Costs – Refer to Notes 2 and 7 to the financial statements.

Critical Audit Matter Description

The Company self-constructs portions of its track structure and rebuilds certain classes of rolling stock. Costs that increase capacity, enhance the safety or efficiency of operations, extend the useful life or increase the value of an asset, gain strategic benefit, or provide new service offerings to customers are capitalized by the Company. In addition to direct labor and materials, indirect costs that clearly relate to capital projects are also capitalized. The determination by management of costs considered normal repairs and maintenance operating expense versus costs that are capitalized requires significant management judgement. For the year ended December 31, 2022, the Company's capital expenditures excluding equipment, which is inclusive of self-constructed assets, was $3.4 billion.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to test management’s judgements included the following, among others:

•We evaluated the Company's capitalization policy in accordance with accounting principles generally accepted in the United States of America.

•We obtained the detail of all property additions for the year and segregated the additions into categories to isolate assets self-constructed by the Company from assets purchased by the Company from third parties. We made sample selections from the self-constructed asset detail and obtained the details of the specific selected cost and related supporting documents.

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

•We evaluated management’s judgement that the selected cost on the selected self-constructed project should have been capitalized as an asset based on the nature of the project.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
February 27, 2023

We have served as the Company’s auditor since 2010.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Income
In millions

	Years ended December 31,
	2022	2021	2020
Revenues	$25,888	$23,282	$20,869
Operating expenses:
Compensation and benefits	5,321	4,767	4,609
Fuel	4,581	2,766	1,789
Purchased services	2,697	2,715	2,554
Depreciation and amortization	2,528	2,456	2,476
Equipment rents	720	677	664
Materials and other	1,441	1,103	1,037
Total operating expenses	17,288	14,484	13,129
Operating income	8,600	8,798	7,740
Interest expense	1,025	1,032	1,037
Other (income) expense, net	(133)	(95)	(89)
Income before income taxes	7,708	7,861	6,792
Income tax expense	1,762	1,871	1,631
Net income	$5,946	$5,990	$5,161

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income
In millions

	Years ended December 31,
	2022	2021	2020
Net income	$5,946	$5,990	$5,161

Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	(171)	255	(48)
Change in accumulated other comprehensive income (loss) of equity method investees	12	—	1
Other comprehensive income (loss), net of tax	(159)	255	(47)
Total comprehensive income	$5,787	$6,245	$5,114

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Balance Sheets
In millions

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,938	$1,758
Accounts receivable, net	1,404	1,316
Materials and supplies	952	864
Other current assets	137	114
Total current assets	4,431	4,052

Property and equipment, net of accumulated depreciation of $17,899 and $14,978, respectively	67,225	65,714
Goodwill	14,852	14,852
Operating lease right-of-use assets	1,233	1,592
Other assets	4,870	5,227
Total assets	$92,611	$91,437

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$4,447	$3,896
Long-term debt and finance leases due within one year	1,562	932
Total current liabilities	6,009	4,828

Long-term debt and finance leases	21,890	22,287
Deferred income taxes	15,110	15,156
Operating lease liabilities	680	1,015
Casualty and environmental liabilities	385	427
Pension and retiree health and welfare liability	205	291
Other liabilities	1,096	984
Total liabilities	45,375	44,988
Commitments and contingencies (see Note 13)
Equity:
Member’s equity	47,042	46,096
Accumulated other comprehensive income (loss)	194	353
Total equity	47,236	46,449
Total liabilities and equity	$92,611	$91,437

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Cash Flows
In millions

	Years ended December 31,
	2022	2021	2020
Operating Activities
Net income	$5,946	$5,990	$5,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,528	2,456	2,476
Deferred income taxes	10	446	289
Long-term casualty and environmental liabilities, net	(37)	9	(19)
Other, net	(19)	(2,644)	(108)
Changes in current assets and liabilities:
Accounts receivable, net	(88)	(73)	122
Materials and supplies	(88)	(61)	(14)
Other current assets	111	50	20
Accounts payable and other current liabilities	388	336	(27)
Net cash provided by operating activities	8,751	6,509	7,900

Investing Activities
Capital expenditures excluding equipment	(3,355)	(2,735)	(2,819)
Acquisition of equipment	(177)	(174)	(244)
Purchases of investments and investments in time deposits	(23)	—	—
Proceeds from sales of investments and maturities of time deposits	—	1	32
Other, net	(69)	(17)	(32)
Net cash used for investing activities	(3,624)	(2,925)	(3,063)

Financing Activities
Proceeds from issuance of long-term debt	1,000	1,550	575
Payments on long-term debt and finance leases	(932)	(1,543)	(570)
Cash distributions	(5,000)	(3,800)	(4,830)
Other, net	(15)	(19)	(10)
Net cash used for financing activities	(4,947)	(3,812)	(4,835)
Increase (decrease) in cash and cash equivalents	180	(228)	2
Cash and cash equivalents:
Beginning of period	1,758	1,986	1,984
End of period	$1,938	$1,758	$1,986

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$1,020	$1,032	$1,045
Capital investments accrued but not yet paid	$307	$238	$156
Income taxes paid, net of refunds	$1,749	$1,386	$1,278
Non-cash asset financing	$176	$16	$19

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Changes in Equity
In millions

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2019	$43,575	$145	$43,720
Cash distributions	(4,830)	—	(4,830)
Comprehensive income (loss), net of tax	5,161	(47)	5,114
Balance as of December 31, 2020	$43,906	$98	$44,004
Cash distributions	(3,800)	—	(3,800)
Comprehensive income (loss), net of tax	5,990	255	6,245
Balance as of December 31, 2021	$46,096	$353	$46,449
Cash distributions	(5,000)	—	(5,000)
Comprehensive income (loss), net of tax	5,946	(159)	5,787
Balance as of December 31, 2022	$47,042	$194	$47,236

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe, LLC is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. BNSF’s principal, wholly-owned subsidiary is BNSF Railway, which operates one of the largest railroad networks in North America. BNSF Railway operates over 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and also operates in three Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Agricultural Products, and Coal, derived from manufacturing, agricultural, and natural resource industries, which constituted 38 percent, 23 percent, 23 percent, and 16 percent, respectively, of total freight revenues for the year ended December 31, 2022. These Consolidated Financial Statements include BNSF, BNSF Railway, and other majority-owned subsidiaries, all of which are separate legal entities.

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

3. Accounting Pronouncements

In November 2021, the FASB issued Accounting Standards Update No. 2021-10 (ASU 2021-10), Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in ASU 2021-10 require additional disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. BNSF adopted the standard as of December 31, 2022. Adoption of the standard did not have a material impact on the Company's Consolidated Financial Statement disclosures.

4. Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Years ended December 31,
	2022	2021	2020
Consumer Products	$9,234	$8,256	$7,262
Industrial Products	5,587	5,291	5,039
Agricultural Products	5,743	5,100	4,822
Coal	3,927	3,227	2,655
Total freight revenues	24,491	21,874	19,778
Non-rail logistics subsidiary	685	769	688
Accessorial and other	712	639	403
Total other revenues	1,397	1,408	1,091
Total operating revenues	$25,888	$23,282	$20,869

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, $1.2 billion and $1.1 billion, respectively, represent net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of December 31, 2022 and 2021, remaining performance obligations were $293 million and $274 million, respectively.

5. Income Taxes

Income tax expense (benefit) was as follows (in millions):

	Years ended December 31,
	2022	2021	2020
Current:
Federal	$1,468	$1,173	$1,111
State	284	252	231
Total current	1,752	1,425	1,342
Deferred:
Federal	88	422	256
State	(78)	24	33
Total deferred	10	446	289
Total	$1,762	$1,871	$1,631

Reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2022	2021	2020
U.S. Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.9	2.8	3.0
Effective tax rate	22.9%	23.8%	24.0%

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2022	December 31, 2021
Deferred tax liabilities:
Property and equipment	$(14,895)	$(14,953)
Operating lease right-of-use assets	(233)	(314)
Other	(634)	(621)
Total deferred tax liabilities	(15,762)	(15,888)
Deferred tax assets:
Operating lease liabilities	232	315
Compensation and benefits	166	202
Casualty and environmental	97	105
Other	157	110
Total deferred tax assets	652	732
Net deferred tax liability	$(15,110)	$(15,156)
BNSF is included in the consolidated U.S. federal income tax return of Berkshire. BNSF’s tax expense and liabilities have been computed on a stand-alone basis, and all of its currently payable federal income taxes are remitted to Berkshire. See Note 15 to the Consolidated Financial Statements for information related to income taxes paid to Berkshire during 2022.

All U.S. federal income tax returns of BNSF are closed for audit through the tax period ended December 31, 2011. BNSF is currently under examination for the years 2012 through 2019 as part of Berkshire's consolidated U.S. federal income tax return.

BNSF has various state income tax returns in the process of examination, administrative appeal or litigation. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Uncertain Tax Positions
The amount of unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020, was $52 million, $46 million and $41 million, respectively. The amount of unrecognized tax benefits as of December 31, 2022 that would affect the Company’s effective tax rate if recognized was $39 million, computed at the federal income tax rate expected to be applicable in the taxable period in which the amount may be incurred by the Company. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Years ended December 31,
	2022	2021	2020
Beginning balance	$46	$41	$46
Additions for tax positions related to current year	11	9	7
Additions (reductions) for tax positions taken in prior years	—	—	(2)
Additions (reductions) for tax positions as a result of:
Settlements	—	—	(3)
Lapse of statute of limitations	(5)	(4)	(7)
Ending balance	$52	$46	$41

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations, the financial position or the cash flows of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income. The Company had recorded a liability of approximately $8 million and $6 million for interest for the years ended December 31, 2022 and 2021, respectively.

6. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of December 31, 2022 and 2021, $32 million and $40 million, respectively, of such allowances had been recorded.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the corresponding ranges of estimated useful lives were as follows:

	December 31, 2022	December 31, 2021	Range of Estimated Useful Life
Land for transportation purposes	$6,538	$6,431	—
Track structure	28,334	27,934	15 – 55 years
Other roadway [a]	32,478	31,478	10 – 100 years
Locomotives	10,528	8,496	8 – 37 years
Freight cars and other equipment	3,838	3,808	8 – 43 years
Computer hardware, software and other	1,664	1,518	6 – 15 years
Construction in progress	1,744	1,027	—
Total cost	85,124	80,692
Less accumulated depreciation and amortization	(17,899)	(14,978)
Property and equipment, net	$67,225	$65,714
[a] Other roadway includes grading, bridges, signals, buildings and other road assets.

The Consolidated Balance Sheets as of both December 31, 2022 and 2021 included $1.2 billion of capitalized right-of-use fixed assets and related accumulated amortization of $424 million and $395 million, respectively, under other assets.

The Company capitalized $28 million, $25 million and $26 million of interest for the years ended December 31, 2022, 2021 and 2020, respectively.

8. Goodwill

As of both December 31, 2022 and 2021, the carrying value of goodwill was $14.9 billion of which $14.8 billion was recorded as a result of the Merger on February 12, 2010. During the years ended December 31, 2022, 2021 and 2020, no impairment losses were incurred and there were no accumulated impairment losses related to goodwill as of both December 31, 2022 and 2021.

9. Leases

The following table shows the components of lease cost (in millions):

Lease Cost	Years ended December 31,
	2022	2021
Operating lease cost	$402	$428
Finance lease cost:
Amortization of right-of-use assets	19	27
Interest on lease liabilities	7	10
Short-term lease cost	50	32
Total lease cost	$478	$497

Supplemental balance sheet information related to leases was as follows (in millions):

Operating Leases	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$1,233	$1,592

Accounts payable and other current liabilities	$325	$328
Operating lease liabilities	680	1,015
Total operating lease liabilities	$1,005	$1,343

Finance Leases	December 31, 2022	December 31, 2021
Property and equipment	$352	$425
Accumulated depreciation	(204)	(227)
Property and equipment, net	$148	$198

Long-term debt due within one year	$24	$29
Long-term debt	91	110
Total finance lease liabilities	$115	$139

Supplemental cash flow information related to leases was as follows (in millions):

Cash Flow	Years ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$368	$428
Operating cash flows for finance leases	$7	$14
Financing cash flows for finance leases	$29	$186
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$(35)	$35

Other information related to leases was as follows:

Other Information	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years):
Operating leases	5.7	7.0
Finance leases	5.1	5.8
Weighted-average discount rate:
Operating leases	3.6%	3.6%
Finance leases	5.8%	6.0%

Maturities of lease liabilities as of December 31, 2022 are summarized as follows (in millions):

	Operating Leases	Finance Leases
2023	$342	$30
2024	290	25
2025	196	25
2026	74	23
2027	67	22
Thereafter	150	8
Total lease payments	1,119	133
Less amount representing interest	(114)	(18)
Total	$1,005	$115

10. Other Assets

Other Assets consisted of the following (in millions):

	December 31, 2022	December 31, 2021
Payments to Joint Facility Partners and Service Providers	$2,653	$2,664
Investment in Unconsolidated Subsidiaries	976	910
Pension Asset	752	947
Other	489	706
Total	$4,870	$5,227

Certain payments to joint facility partners and service providers are amortized over the life of the related asset or agreement.

11. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31, 2022	December 31, 2021
Compensation and benefits payable	$1,355	$1,034
Property and income tax liabilities	515	492
Accounts payable	389	314
Operating leases - current	325	328
Customer incentives	319	288
Accrued interest	280	279
Capital expenditure estimated liabilities	141	116
Casualty and environmental liabilities	125	120
Rents and leases	98	97
Other	900	828
Total	$4,447	$3,896

12. Debt

Debt outstanding, excluding finance leases, was as follows (in millions):

	December 31, 2022 [a]		December 31, 2021 [a]
Notes and debentures, due through 2097	$22,719	4.6%	$22,519	4.6%
Equipment obligations, due through 2028	378	3.6	402	3.6
Mortgage bonds, due through 2047	47	3.1	47	3.1
Financing obligations, due through 2029	298	4.6	203	6.1
Unamortized fair value adjustment under acquisition method accounting, discount, debt issuance costs, and other, net	(105)		(91)
Total	23,337		23,080
Less current portion of long-term debt	(1,538)	3.5%	(903)	4.7%
Long-term debt	$21,799		$22,177
a  Amounts represent debt outstanding and weighted average effective interest rates for 2022 and 2021, respectively. Maturities are as of December 31, 2022.

As of December 31, 2022, certain BNSF Railway properties and other assets were subject to liens securing $47 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway Company and subsidiaries were subject to equipment obligations.

The Registrant is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of December 31, 2022, the Registrant was in compliance with these financial covenants.

The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

The following table provides principal cash flows and fair value information for the Company’s debt obligations.

	December 31, 2022
	Maturity Date						Total	Fair Value
	2023	2024	2025	2026	2027	Thereafter
Debt maturities (in millions)	$1,538	$1,242	$1,239	$48	$750	$18,520	$23,337	$21,543

As of December 31, 2021, the fair value of debt was $27.7 billion.

Notes and Debentures

In May 2022, the Company filed a new automatic shelf registration statement with the Securities and Exchange Commission (SEC) that became effective on May 6, 2022 and will remain effective for three years.

In June 2022, the Company issued $1 billion of 4.45 percent debentures due January 15, 2053. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

As of December 31, 2022, $1.55 billion remained authorized by the Board of Directors to be issued through the SEC debt shelf offering process.

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Years ended December 31,
	2022	2021	2020
Beginning balance	$296	$273	$275
Accruals / changes in estimates	51	61	45
Payments	(84)	(38)	(47)
Ending balance	$263	$296	$273
Current portion of ending balance	$90	$85	$75

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $220 million to $335 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Years ended December 31,
	2022	2021	2020
Beginning balance	$251	$265	$282
Accruals / changes in estimates	14	3	2
Payments	(18)	(17)	(19)
Ending balance	$247	$251	$265
Current portion of ending balance	$35	$35	$35

The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $205 million to $315 million.

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

Other Claims and Litigation

In addition to personal injury and environmental matters, BNSF is a party to a number of other legal actions and claims, governmental proceedings, and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory damages and may, from time to time, include requests for punitive damages or treatment of the claim as a class action. Although the final outcome of these matters cannot be predicted with certainty, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, the occurrence of a number of these items in the same period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

On April 4, 2019, a class action complaint was filed against BNSF Railway alleging that it obtained biometric identifiers from third-party truck drivers using the auto-gate system at its facilities within the State of Illinois without obtaining their informed written consent in violation of the Illinois Biometric Information Privacy Act (BIPA). On October 12, 2022, a judgment was entered against BNSF Railway in the amount of $228 million. BNSF Railway is in the process of appealing the judgment. While the ultimate resolution of this matter is subject to further developments, the Company does not believe that the outcome will have a material adverse effect on its financial position, results of operations or liquidity.

Other Commitments

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks including FELA, railroad protective and force account insurance, and property and excess general liability which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts and treasury bills. As of December 31, 2022 and 2021, there were $545 million and $561 million, respectively, related to these third-party investments which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

Guarantee
As of December 31, 2022, BNSF has not been called upon to perform under the guarantee specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2022, were as follows (dollars in millions):

	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount [a]		Remaining Term (in years)	Capitalized Obligations
Chevron Phillips Chemical Company LP	—%	N/A	[c]	N/A	[c]	N/A	[c]	5	$10	[b]
a  Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b  Reflects the asset and corresponding liability for the fair value of this guarantee required by authoritative accounting guidance related to guarantees.
c  There is no cap to the liability that can be sought from BNSF for BNSF’s negligence or the negligence of the indemnified party. However, BNSF could receive reimbursement from certain insurance policies if the liability exceeds a certain amount.

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

14. Employment Benefit Plans

The Registrant provides a funded, noncontributory qualified pension plan (BNSF Retirement Plan), which covered most non-union employees through March 31, 2019, and an unfunded non-tax-qualified pension plan (BNSF Supplemental Retirement Plan), which covered certain officers and other employees through March 31, 2019. The benefits under these pension plans are based on years of credited service and the highest consecutive sixty months of compensation for the last ten years of salaried employment with the Company. BNSF Railway also provides a funded, noncontributory qualified pension plan which covers certain union employees of the former The Atchison, Topeka and Santa Fe Railway Company (Union Plan). The benefits under this pension plan are based on elections made at the time the plan was implemented. With respect to the funded plans, the Registrant's funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes. The BNSF Retirement Plan, the BNSF Supplemental Retirement Plan, and the Union Plan are collectively referred to herein as the Pension Plans.

During the first quarter of 2019, the Registrant amended the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan. Non-union employees hired on or after April 1, 2019 are not eligible to participate in these retirement plans and instead receive an additional employer contribution as part of the qualified 401(k) plan based on the employees’ age and years of service. Current employees are being transitioned away from the retirement plans and upon transition are eligible for the additional employer contribution.

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Years ended December 31,
	2022	2021	2020
Service cost	$18	$25	$21
Interest cost	62	56	70
Expected return on plan assets	(182)	(176)	(167)
Amortization of net loss	3	2	1
Settlement loss (gain)	(1)	(1)	(1)
Net (benefit) cost recognized	$(100)	$(94)	$(76)

The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. The following tables show the change in projected benefit obligation for the Pension Plans (in millions):

	Pension Benefits
Change in Benefit Obligation	December 31, 2022	December 31, 2021
Projected benefit obligation at beginning of period	$2,322	$2,499
Service cost	18	25
Interest cost	62	56
Actuarial loss (gain)	(579)	(110)
Benefits paid	(141)	(142)
Settlements	(4)	(6)
Projected benefit obligation at end of period	1,678	2,322
Component representing future salary increases	(17)	(42)
Accumulated benefit obligation at end of period	$1,661	$2,280

For both years ended December 31, 2022 and 2021, the actuarial loss related to the change in benefit obligation was primarily attributable to an increase in the discount rate from the preceding year.

The following tables show the change in plan assets of the Pension Plans (in millions):

	Pension Benefits
Change in Plan Assets	December 31, 2022	December 31, 2021
Fair value of plan assets at beginning of period	$3,170	$2,916
Actual return (loss) on plan assets	(681)	392
Employer contributions[a]	11	10
Benefits paid	(141)	(142)
Settlements	(4)	(6)
Fair value of plan assets at end of period	$2,355	$3,170
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status of the Pension Plans, defined as plan assets less the projected benefit obligation (in millions):

	Pension Benefits
	December 31, 2022	December 31, 2021
Funded status (plan assets less projected benefit obligations)	$677	$848

Of the net pension assets of $677 million and $848 million recognized as of December 31, 2022 and 2021, respectively, $11 million and $10 million were included in other current liabilities as of December 31, 2022 and 2021, respectively, and $752 million and $947 million were included in other assets as of December 31, 2022 and 2021, respectively.

The BNSF Supplemental Retirement Plan had accumulated and projected benefit obligations in excess of plan assets as of December 31, 2022, and the BNSF Supplemental Retirement Plan and the Union Plan had accumulated and projected benefit obligations in excess of plan assets as of December 31, 2021. The following table shows the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for each period (in millions):

	December 31, 2022	December 31, 2021
Projected benefit obligation	$75	$112
Accumulated benefit obligation	$72	$106
Fair value of plan assets	$—	$13

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to accumulated other comprehensive income (loss) (AOCI). The following tables show the pre-tax change in AOCI attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits
	Years ended December 31,
Change in AOCI	2022	2021	2020
Beginning balance	$509	$182	$228
Amortization of net loss	3	2	1
Actuarial gain (loss)	(285)	326	(46)
Settlements	(1)	(1)	(1)
Ending balance	$226	$509	$182

Pre-tax amounts currently recognized in AOCI consist of the following (in millions):

	Pension Benefits
	Years ended December 31,
	2022	2021
Net gain (loss)	$226	$509
Pre-tax amount recognized in AOCI	$226	$509

The assumptions used in accounting for the Pension Plans were as follows:

	Pension Benefits
	Years ended December 31,
Assumptions Used to Determine Net Cost	2022	2021	2020
Discount rate	2.7%	2.3%	3.2%
Expected long-term rate of return on plan assets	6.5%	6.7%	6.7%
Rate of compensation increase	3.1%	3.1%	3.1%

	Pension Benefits
Assumptions Used to Determine Benefit Obligations	December 31, 2022	December 31, 2021
Discount rate	5.2%	2.7%
Rate of compensation increase	3.1%	3.1%

The Company determined the discount rate based on a yield curve that utilized year-end market yields of high-quality corporate bonds to develop spot rates that are matched against the plans’ expected benefit payments. The discount rate used for the 2023 calculation of pension net benefit cost increased to 5.2 percent, which reflects market conditions at the December 31, 2022 measurement date.

Various other assumptions including retirement and withdrawal rates, compensation increases, payment form and benefit commencement age are based upon a five-year experience study. In 2021, the Company obtained an updated study which had an immaterial impact on its pension and retiree health and welfare projected benefit obligation.

The Company utilizes actuary-produced mortality tables and an improvement scale derived from the most recently available data, which were used in the calculation of its December 31, 2022 and 2021 liabilities.

Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities.

The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Actual experience may differ from the assumed rates. The expected rate of return on pension plan assets was 6.5 percent for 2022 and will be 6.7 percent for 2023.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and expected rate of return on plan assets:

Sensitivity Analysis
	Change in 2023 Net Benefit Cost
Hypothetical Discount Rate Change	Pension
50 basis point decrease	$4	million	increase
50 basis point increase	$4	million	decrease
Hypothetical Expected Rate of Return on Plan Assets Change	Pension
50 basis point decrease	$14	million	increase
50 basis point increase	$14	million	decrease

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

The following table summarizes the investments of the funded pension plans as of December 31, 2022, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2022	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$32	$—	$32	$—
Equity securities[b]	2,137	2,137	—	—
Government obligations	182	182	—	—
Other fixed maturity securities	4	—	4	—
Total	$2,355	$2,319	$36	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2022, three equity securities each exceeded 10 percent of total plan assets. These investments represent approximately 66 percent of total plan assets.

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
b As of December 31, 2021, four equity securities each exceeded 10 percent of total plan assets. These investments represented approximately 78 percent of total plan assets.

The Company is not required to make contributions to its funded pension plans in 2023.

The following table shows expected benefit payments from the Pension Plans for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments[a]
2023	$140
2024	$134
2025	$131
2026	$128
2027	$122
2028-2032	$580
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Other Benefit Plans
The Registrant and BNSF Railway sponsor qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matches contributions made by non-union employees and a limited number of union employees subject to certain percentage limits of the employees’ earnings. Non-union employees hired on or after April 1, 2019, and employees hired before that date who have transitioned from the BNSF Retirement Plan are also eligible for an additional employer contribution based on the employees’ age and years of service. The Company's 401(k) expense was $58 million, $52 million and $49 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Certain salaried employees of BNSF who met age and years of service requirements and who began salaried employment prior to September 22, 1995 are eligible for medical benefits, including prescription drug coverage, during retirement. For pre-Medicare participants, the postretirement medical and prescription drug benefit is contributory and provides benefits to retirees and their covered dependents. For Medicare eligible participants, a yearly stipend is recorded in a Health Reimbursement Account (HRA) established on their behalf. Retirees can use these HRAs to reimburse themselves for eligible out-of-pocket expenses, as well as premiums for personal supplemental insurance policies. HRAs are unfunded, so no funds are expended by the Company until the reimbursements are paid to participants. As of December 31, 2022 and 2021, the projected benefit obligation associated with the retiree health and welfare plans was $155 million and $219 million, respectively. For each of the years ended December 31, 2022, 2021 and 2020, the service cost associated with the health and welfare plans was approximately $1 million.

Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Health care claim payments and life insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $31 million, $46 million and $46 million during the years ended December 31, 2022, 2021 and 2020, respectively. The average number of employees covered under these plans was approximately 31,000, 31,000 and 33,000 during the years ended December 31, 2022, 2021 and 2020, respectively.

15. Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the years ended December 31, 2022, 2021 and 2020, the Company declared and paid cash distributions of $5.0 billion, $3.8 billion and $4.8 billion, respectively, to Berkshire. For the years ended December 31, 2022, 2021 and 2020, the Company received tax refunds of $20 million, $47 million and $55 million, respectively, from Berkshire, and made tax payments of $1.5 billion, $1.1 billion and $1.1 billion, respectively, to Berkshire. As of December 31, 2022 and 2021, the Company had a payable to Berkshire of $112 million and $124 million, respectively.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Years ended December 31,
	2022	2021	2020
Revenues	$104	$106	$119
Expenditures	$421	$385	$367

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.4 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $807 million and $749 million as of December 31, 2022 and 2021, respectively. The Company incurred car hire expenditures with TTX of $409 million and $386 million for the years ended December 31, 2022 and 2021, respectively.

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

The following tables provide the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Total
Balance as of December 31, 2019	$149	$(4)	$145
Other comprehensive income (loss) before reclassifications, net of $17 million tax benefit	(48)	1	(47)
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	2	—	2
Settlement (gain) loss[a]	(1)	—	(1)
Tax expense (benefit)	(1)	—	(1)
Balance as of December 31, 2020	$101	$(3)	$98
Other comprehensive income (loss) before reclassifications, net of $81 million tax expense	251	—	251
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	6	—	6
Settlement (gain) loss[a]	(1)	—	(1)
Tax expense (benefit)	(1)	—	(1)
Balance as of December 31, 2021	$356	$(3)	$353
Other comprehensive income (loss) before reclassifications, net of $56 million tax benefit	(175)	12	(163)
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	6	—	6
Settlement (gain) loss[a]	(1)	—	(1)
Tax expense (benefit)	(1)	—	(1)
Balance as of December 31, 2022	$185	$9	$194
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

Management assessed the effectiveness of BNSF’s internal control over financial reporting as of December 31, 2022. In making this assessment, management adopted and used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that as of December 31, 2022, BNSF’s internal control over financial reporting was effective based on those criteria.

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

Part III

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
The following table presents the fees billed to BNSF, including its majority-owned subsidiaries, for services provided by Deloitte & Touche LLP, the independent registered public accounting firm, for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Audit fees	$3,337	$3,117
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$3,337	$3,117

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

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit, and tax planning for specific transactions or potential transactions of the Company. No tax fees were billed in 2022 or 2021.

All Other Fees
All other fees consist of subscription-related fees.

Pre-Approval Policies and Procedures
The Registrant is an indirect, wholly-owned subsidiary of Berkshire Hathaway Inc. and does not have an audit committee. During 2022 and 2021, the Audit Committee of Berkshire Hathaway Inc. pre-approved all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

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

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.16	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Trust Company, N.A., as Trustee.	8-K	3/14/2008	1-11535	4.1
4.17	Officers’ Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 15, 2018, including the form of the Notes.	8-K	3/14/2008	1-11535	4.2
4.18	Third Supplemental Indenture, dated as of December 3, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/3/2008	1-11535	4.1
4.19	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.1
4.20	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.2
4.21	Fifth Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	2/16/2010	1-11535	4.1
4.22	Second Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and U.S. Bank Trust National Association.	8-K	2/16/2010	1-11535	4.2
4.23	Sixth Supplemental Indenture, dated as of May 17, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/17/2010	1-11535	4.1
4.24	Certificate of Determination as to the terms of BNSF’s 5.75% Debentures due May 1, 2040.	8-K	5/17/2010	1-11535	4.2
4.25	Seventh Supplemental Indenture, dated as of September 10, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/10/2010	1-11535	4.1
4.26	Certificate of Determination as to the terms of BNSF’s 3.60% Debentures due September 1, 2020 and 5.05% Debentures due March 1, 2041.	8-K	9/10/2010	1-11535	4.2
4.27	Eighth Supplemental Indenture, dated as of May 19, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/19/2011	1-11535	4.1
4.28	Certificate of Determination as to the terms of BNSF’s 4.10% Debentures due June 1, 2021 and 5.40% Debentures due June 1, 2041.	8-K	5/19/2011	1-11535	4.2
4.29	Ninth Supplemental Indenture, dated as of August 22, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2011	1-11535	4.1
4.30	Certificate of Determination as to the terms of BNSF’s 3.45% Debentures due September 15, 2021 and 4.95% Debentures due September 15, 2041.	8-K	8/22/2011	1-11535	4.2
4.31	Tenth Supplemental Indenture, dated as of March 2, 2012, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/2/2012	1-11535	4.1
4.32	Certificate of Determination as to the terms of BNSF’s 3.05% Debentures due March 15, 2022 and 4.40% Debentures due March 15, 2042.	8-K	3/2/2012	1-11535	4.2
4.33	Eleventh Supplemental Indenture, dated as of August 23, 2012, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/23/2012	1-11535	4.1
4.34	Certificate of Determination as to the terms of BNSF’s 3.050% Debentures due September 1, 2022 and 4.375% Debentures due September 1, 2042.	8-K	8/23/2012	1-11535	4.2

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.35	Twelfth Supplemental Indenture, dated as of March 12, 2013, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/12/2013	1-11535	4.1
4.36	Certificate of Determination as to the terms of BNSF’s 3.00% Debentures due March 15, 2023 and 4.45% Debentures due March 15, 2043.	8-K	3/12/2013	1-11535	4.2
4.37	Thirteenth Supplemental Indenture, dated as of August 22, 2013, to Indenture dated December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2013	1-11535	4.1
4.38	Certificate of Determination as to the terms of BNSF’s 3.850% Debentures due September 1, 2023 and 5.150% Debentures due September 1, 2043.	8-K	8/22/2013	1-11535	4.2
4.39	Fourteenth Supplemental Indenture, dated as of March 7, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/7/2014	1-11535	4.1
4.40	Certificate of Determination as to the terms of BNSF’s 3.750% Debentures due April 1, 2024 and 4.900% Debentures due April 1, 2044.	8-K	3/7/2014	1-11535	4.2
4.41	Fifteenth Supplemental Indenture, dated as of August 18, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/18/2014	1-11535	4.1
4.42	Certificate of Determination as to the terms of BNSF’s 3.400% Debentures due September 1, 2024 and 4.550% Debentures due September 1, 2044.	8-K	8/18/2014	1-11535	4.2
4.43	Sixteenth Supplemental Indenture, dated as of March 9, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2015	1-11535	4.1
4.44	Certificate of Determination as to the terms of BNSF’s 3.000% Debentures due April 1, 2025 and 4.150% Debentures due April 1, 2045.	8-K	3/9/2015	1-11535	4.2
4.45	Seventeenth Supplemental Indenture, dated as of August 20, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/20/2015	1-11535	4.1
4.46	Certificate of Determination as to the terms of BNSF’s 3.650% Debentures due September 1, 2025 and 4.700% Debentures due September 1, 2045.	8-K	8/20/2015	1-11535	4.2
4.47	Eighteenth Supplemental Indenture, dated as of May 16, 2016, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/16/2016	1-11535	4.1
4.48	Certificate of Determination as to the terms of BNSF’s 3.900% Debentures due August 1, 2046.	8-K	5/16/2016	1-11535	4.2
4.49	Nineteenth Supplemental Indenture, dated as of March 9, 2017, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2017	1-11535	4.1
4.50	Certificate of Determination as to the terms of BNSF’s 3.250% Debentures due June 15, 2027 and 4.125% Debentures due June 15, 2047.	8-K	3/9/2017	1-11535	4.2
4.51	Twentieth Supplemental Indenture, dated as of March 5, 2018, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/5/2018	1-11535	4.1
4.52	Certificate of Determination as to the terms of BNSF’s 4.050% Debentures due June 15, 2048.	8-K	3/5/2018	1-11535	4.2
4.53	Twenty-First Supplemental Indenture, dated as of August 2, 2018, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/2/2018	1-11535	4.1

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit

	4.54	Certificate of Determination as to the terms of BNSF’s 4.150% Debentures due December 15, 2048.	8-K	8/2/2018	1-11535	4.2
	4.55	Twenty-Second Supplemental Indenture, dated as of July 24, 2019, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	7/24/2019	1-11535	4.1
	4.56	Certificate of Determination as to the terms of BNSF’s 3.550% Debentures due February 15, 2050.	8-K	7/24/2019	1-11535	4.2
	4.57	Twenty-Third Supplemental Indenture, dated as of April 13, 2020, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4/13/2020	1-11535	4.1
	4.58	Certificate of Determination as to the terms of BNSF's 3.050% Debentures due February 15, 2051.	8-K	4/13/2020	1-11535	4.2
	4.59	Twenty-Fourth Supplemental Indenture, dated as of April 6, 2021, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4/6/2021	1-11535	4.1
	4.60	Certificate of Determination as to the terms of BNSF's 3.300% Debentures due September 15, 2051.	8-K	4/6/2021	1-11535	4.2
	4.61	Twenty-Fifth Supplemental Indenture, dated as of November 29, 2021, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/8/2021	1-11535	4.1
	4.62	Certificate of Determination as to the terms of BNSF's 2.875% Debentures due June 15, 2052.	8-K	12/8/2021	1-11535	4.2
	4.63	Twenty-Sixth Supplemental Indenture, dated as of June 7, 2022, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	6/7/2022	1-11535	4.1
	4.64	Certificate of Determination as to the terms of BNSF’s 4.450% Debentures due January 15, 2053.	8-K	6/7/2022	1-11535	4.2
	4.65	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. ‡
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
	101
The following financial information from Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iv) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, (vi) the Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020, and (vii) the Notes to the Consolidated Financial Statements. ‡

(104)	104	Cover Page Interactive Data File (formatted as iXBRL and continued in Exhibit 101)
‡    Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Santa Fe, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Burlington Northern Santa Fe, LLC
		By:	/s/ Kathryn M. Farmer
Dated:	February 27, 2023		Kathryn M. Farmer President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe, LLC and in the capacities and on the date indicated.

Signature	Title

/s/ Kathryn M. Farmer	President and Chief Executive Officer
Kathryn M. Farmer	(Principal Executive Officer), and Director

/s/ Paul W. Bischler	Executive Vice President and Chief Financial Officer
Paul W. Bischler	(Principal Financial Officer), and Director

/s/ Candace I. Palmarozzi	Vice President and Controller
Candace I. Palmarozzi	(Principal Accounting Officer)

/s/ Gregory E. Abel*	Director
Gregory E. Abel

/s/ Stevan B. Bobb	Director
Stevan B. Bobb

/s/ Warren E. Buffett*	Director
Warren E. Buffett

/s/ Marc D. Hamburg*	Director
Marc D. Hamburg

/s/ Carl R. Ice	Director
Carl R. Ice

/s/ Matthew J. Igoe	Director
Matthew J. Igoe

/s/ Jill K. Mulligan	Director
Jill K. Mulligan

		*By:	/s/ Dustin J. Almaguer
Dated:	February 27, 2023		Dustin J. Almaguer, Attorney-in-fact

S-1