Form 10-Q
period 2023-03-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2023-05-08
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2023
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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$6,019	$5,968
Operating expenses:
Compensation and benefits	1,330	1,241
Fuel	964	861
Depreciation and amortization	647	627
Purchased services	625	668
Equipment rents	169	179
Materials and other	428	351
Total operating expenses	4,163	3,927
Operating income	1,856	2,041
Interest expense	257	255
Other (income) expense, net	(50)	(23)
Income before income taxes	1,649	1,809
Income tax expense	402	438
Net income	$1,247	$1,371

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$1,247	$1,371
Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	(6)	1
Change in accumulated other comprehensive income (loss) of equity method investees	(1)	4
Other comprehensive income (loss), net of tax	(7)	5
Total comprehensive income	$1,240	$1,376

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,837	$1,938
Accounts receivable, net	1,423	1,404
Materials and supplies	934	952
Other current assets	172	137
Total current assets	4,366	4,431

Property and equipment, net of accumulated depreciation of $18,334 and $17,899, respectively	67,303	67,225
Goodwill	14,852	14,852
Operating lease right-of-use assets	1,241	1,233
Other assets	4,894	4,870
Total assets	$92,656	$92,611

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,931	$4,447
Long-term debt and finance leases due within one year	860	1,562
Total current liabilities	4,791	6,009

Long-term debt and finance leases	21,887	21,890
Deferred income taxes	15,179	15,110
Operating lease liabilities	650	680
Casualty and environmental liabilities	380	385
Pension and retiree health and welfare liability	201	205
Other liabilities	1,092	1,096
Total liabilities	44,180	45,375
Commitments and contingencies (see Note 5)
Equity:
Member’s equity	48,289	47,042
Accumulated other comprehensive income (loss)	187	194
Total equity	48,476	47,236
Total liabilities and equity	$92,656	$92,611

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$1,247	$1,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	647	627
Deferred income taxes	71	(122)
Other, net	(47)	(76)
Changes in current assets and liabilities:
Accounts receivable, net	(19)	(83)
Materials and supplies	18	(116)
Other current assets	(35)	(14)
Accounts payable and other current liabilities	(431)	472
Net cash provided by operating activities	1,451	2,059

Investing Activities
Capital expenditures excluding equipment	(679)	(598)
Acquisition of equipment	(16)	(18)
Purchases of investments and investments in time deposits	(15)	—
Other, net	(134)	(70)
Net cash used in investing activities	(844)	(686)

Financing Activities
Payments on long-term debt and finance leases	(708)	(202)
Cash distributions	—	(1,000)
Net cash used in financing activities	(708)	(1,202)
Increase (decrease) in cash and cash equivalents	(101)	171
Cash and cash equivalents:
Beginning of period	1,938	1,758
End of period	$1,837	$1,929

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$300	$290
Capital investments accrued but not yet paid	$172	$141
Income taxes paid, net of refunds	$8	$5
Non-cash asset financing	$—	$1

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2021	$46,096	$353	$46,449
Cash distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,371	5	1,376
Balance as of March 31, 2022	$46,467	$358	$46,825

Balance as of December 31, 2022	$47,042	$194	$47,236
Comprehensive income (loss), net of tax	1,247	(7)	1,240
Balance as of March 31, 2023	$48,289	$187	$48,476

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2022, including the financial statements and notes thereto. Burlington Northern Santa Fe, LLC (Registrant) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of the Registrant and its subsidiaries (collectively, BNSF or Company), all of which are separate legal entities. The Registrant’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of March 31, 2023, and the results of operations for the three months ended March 31, 2023 and 2022 in accordance with generally accepted accounting principles in the United States.

2.Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended March 31,
	2023	2022
Consumer Products	$1,867	$2,084
Agricultural Products	1,476	1,356
Industrial Products	1,380	1,297
Coal	1,029	889
Total freight revenues	5,752	5,626
Non-rail logistics subsidiary	131	191
Accessorial and other	136	151
Total other revenues	267	342
Total operating revenues	$6,019	$5,968

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of both March 31, 2023 and December 31, 2022, $1.2 billion represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of March 31, 2023 and December 31, 2022, remaining performance obligations were $310 million and $293 million, respectively.

3.Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of March 31, 2023 and December 31, 2022, $33 million and $32 million, respectively, of such allowances had been recorded.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
4.Debt

Notes and Debentures

As of March 31, 2023, $1.55 billion remained authorized by the Board of Directors to be issued through the Securities and Exchange Commission debt shelf offering process.

The Registrant is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of March 31, 2023, the Registrant was in compliance with these financial covenants.

Fair Value of Debt Instruments

As of both March 31, 2023 and December 31, 2022, the fair value of BNSF’s debt, excluding finance leases, was $21.5 billion, while the book value, which also excludes finance leases, was $22.6 billion and $23.3 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$263	$296
Accruals / changes in estimates	17	14
Payments	(19)	(12)
Ending balance	$261	$298
Current portion of ending balance	$90	$90

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$247	$251
Accruals / changes in estimates	1	1
Payments	(4)	(4)
Ending balance	$244	$248
Current portion of ending balance	$35	$35

The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $200 million to $310 million.

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks including FELA, railroad protective and force account insurance, and property and excess general liability which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasury bills. As of March 31, 2023 and December 31, 2022, there was $546 million and $545 million, respectively, related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

6.Employment Benefit Plans

The Registrant provides a funded, noncontributory qualified pension plan (BNSF Retirement Plan), which covered most non-union employees through March 31, 2019, and an unfunded non-tax-qualified pension plan (BNSF Supplemental Retirement Plan), which covered certain officers and other employees through March 31, 2019. The benefits under these pension plans are based on years of credited service and the highest consecutive sixty months of compensation for the last ten years of salaried employment with the Company. In 2019, the Registrant amended the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan. Non-union employees hired on or after April 1, 2019 are not eligible to participate in these retirement plans and instead receive an additional employer contribution as part of the qualified 401(k) plan based on the employees’ age and years of service. Current plan participants are being transitioned away from the retirement plans and upon transition are eligible for the additional employer contribution.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	2023	2022
Service cost	$2	$4
Interest cost	21	15
Expected return on plan assets	(46)	(45)
Amortization of net (gain) loss	(8)	1
Net (benefit) cost recognized	$(31)	$(25)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

7.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the three-month period ended March 31, 2023, the Company declared and paid no cash distributions to Berkshire. The Company declared and paid cash distributions of $1.0 billion to Berkshire during the same period in 2022. During the three-month period ended March 31, 2023, the Company made tax payments of less than $1 million and received no tax refunds from Berkshire. During the three-month period ended March 31, 2022, the Company made no tax payments and received less than $1 million of tax refunds from Berkshire. As of March 31, 2023 and December 31, 2022, the Company had a tax payable to Berkshire of $389 million and $112 million, respectively.

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.4 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $815 million and $807 million as of March 31, 2023 and December 31, 2022, respectively. The Company incurred car hire expenditures with TTX of $89 million and $97 million for the three-month periods ended March 31, 2023 and 2022, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$356	$(3)	$353
Other comprehensive income (loss), net before reclassifications	—	4	4
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	1	—	1
Balance as of March 31, 2022	$357	$1	$358

Balance as of December 31, 2022	$185	$9	$194
Other comprehensive income (loss), net before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(9)	—	(9)
Tax expense (benefit)	3	—	3
Balance as of March 31, 2023	$179	$8	$187
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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the three months ended March 31, 2023, and a comparative analysis of the three months ended March 31, 2022.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Consumer Products	$1,867	$2,084	1,066	1,275
Agricultural Products	1,476	1,356	300	305
Industrial Products	1,380	1,297	389	404
Coal	1,029	889	369	385
Total freight revenues	5,752	5,626	2,124	2,369
Other revenues	267	342
Total operating revenues	$6,019	$5,968

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2023	2022
Consumer Products	$1,751	$1,635
Agricultural Products	4,920	4,446
Industrial Products	3,548	3,210
Coal	2,789	2,309
Total freight revenues	$2,708	$2,375

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2023	2022
Fuel expense [a]	$964	$861
Fuel surcharges	$781	$517
a  Fuel expense includes locomotive and non-locomotive fuel.

    Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

Revenues

Revenues for the three months ended March 31, 2023 were $6.0 billion, an increase of $51 million, or 1 percent, as compared with the three months ended March 31, 2022. This was primarily due to a 14 percent increase in average revenue per car / unit resulting from higher fuel surcharge revenue driven by higher fuel prices along with increased rates per car, partially offset by a 10 percent decrease in unit volume. Revenue amounts also included the following changes between periods:

▪Consumer Products volumes decreased due to lower intermodal shipments resulting from lower west coast imports and the loss of an intermodal customer, partially offset by an increase in automotive volume from higher vehicle production.

▪Agricultural Products volumes decreased primarily due to lower grain exports, partially offset by higher volumes of domestic grains, renewable diesel, and feedstocks.

▪Industrial Products volumes decreased primarily due to lower demand for chemicals and plastics, lumber, and paper shipments.

▪Coal volumes decreased primarily due to weather related impacts and moderating demand due to lower natural gas prices.

Expenses

Operating expenses for the three months ended March 31, 2023 were $4.2 billion, an increase of $236 million, or 6 percent, as compared with the three months ended March 31, 2022. A significant portion of the increase is due to the following changes in expenses:

▪Fuel expense increased primarily due to higher average fuel prices, partially offset by lower volumes.

▪Compensation and benefits expense increased primarily due to increased headcount, wage inflation, and lower productivity.

▪Purchased services expense decreased primarily due to lower purchased transportation by our logistics services business, partially offset by general inflation.

▪Materials and other expense increased primarily due to general inflation, increased casualty and litigation costs, and higher property and other miscellaneous taxes.

▪There were no significant changes in depreciation and amortization or equipment rents expense.

The effective tax rate was 24.4 percent and 24.2 percent for the three months ended March 31, 2023 and 2022, respectively. Other (income) expense, net increased primarily due to higher interest income. There were no significant changes in interest expense.

Forward-Looking Information

To the extent that statements relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws.

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in "Part I, Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 6.Exhibits

Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, and as further amended by the Written Consent of the Sole Member, dated January 1, 2021.	10-K	3/1/2021	001-11535	3.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three months ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three months ended March 31, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iv) the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (vi) the Consolidated Statements of Changes in Equity for the periods ended March 31, 2023 and 2022, and (vii) the Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  May 8, 2023

S-1