Form 10-Q
period 2023-06-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2023-08-07
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2023
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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$5,828	$6,640	$11,847	$12,608
Operating expenses:
Compensation and benefits	1,393	1,231	2,723	2,472
Fuel	833	1,276	1,797	2,137
Depreciation and amortization	653	620	1,300	1,247
Purchased services	596	670	1,221	1,338
Equipment rents	171	185	340	364
Materials and other	372	279	800	630
Total operating expenses	4,018	4,261	8,181	8,188
Operating income	1,810	2,379	3,666	4,420
Interest expense	256	254	513	509
Other (income) expense, net	(61)	(26)	(111)	(49)
Income before income taxes	1,615	2,151	3,264	3,960
Income tax expense	351	487	753	925
Net income	$1,264	$1,664	$2,511	$3,035

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$1,264	$1,664	$2,511	$3,035
Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	(7)	1	(13)	2
Change in accumulated other comprehensive income (loss) of equity method investees	—	2	(1)	6
Other comprehensive income (loss), net of tax	(7)	3	(14)	8
Total comprehensive income	$1,257	$1,667	$2,497	$3,043

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,911	$1,938
Accounts receivable, net	1,332	1,404
Materials and supplies	971	952
Other current assets	234	137
Total current assets	5,448	4,431

Property and equipment, net of accumulated depreciation of $18,750 and $17,899, respectively	68,195	67,225
Goodwill	16,428	14,852
Operating lease right-of-use assets	1,188	1,233
Other assets	2,969	4,870
Total assets	$94,228	$92,611

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,809	$4,447
Long-term debt and finance leases due within one year	1,356	1,562
Total current liabilities	5,165	6,009

Long-term debt and finance leases	22,950	21,890
Deferred income taxes	15,217	15,110
Operating lease liabilities	569	680
Casualty and environmental liabilities	372	385
Pension and retiree health and welfare liability	198	205
Other liabilities	1,124	1,096
Total liabilities	45,595	45,375
Commitments and contingencies (see Note 6)
Equity:
Member’s equity	48,453	47,042
Accumulated other comprehensive income (loss)	180	194
Total equity	48,633	47,236
Total liabilities and equity	$94,228	$92,611

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$2,511	$3,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,300	1,247
Deferred income taxes	111	(62)
Other, net	(81)	(115)
Changes in current assets and liabilities:
Accounts receivable, net	72	(239)
Materials and supplies	17	(198)
Other current assets	(21)	5
Accounts payable and other current liabilities	(812)	88
Net cash provided by operating activities	3,097	3,761

Investing Activities
Capital expenditures excluding equipment	(1,605)	(1,402)
Acquisition of equipment	(72)	(39)
Purchases of investments and investments in time deposits	(21)	—
Other, net	(176)	(149)
Net cash used in investing activities	(1,874)	(1,590)

Financing Activities
Proceeds from issuance of long-term debt	1,600	1,000
Payments on long-term debt and finance leases	(737)	(831)
Cash distributions	(1,100)	(2,100)
Other, net	(13)	(14)
Net cash used in financing activities	(250)	(1,945)
Increase (decrease) in cash and cash equivalents	973	226
Cash and cash equivalents:
Beginning of period	1,938	1,758
End of period	$2,911	$1,984

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$517	$516
Capital investments accrued but not yet paid	$362	$205
Income taxes paid, net of refunds	$825	$934
Non-cash asset financing	$—	$3

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2021	$46,096	$353	$46,449
Cash distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,371	5	1,376
Balance as of March 31, 2022	46,467	358	46,825
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,664	3	1,667
Balance as of June 30, 2022	$47,031	$361	$47,392

Balance as of December 31, 2022	$47,042	$194	$47,236
Comprehensive income (loss), net of tax	1,247	(7)	1,240
Balance as of March 31, 2023	48,289	187	48,476
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,264	(7)	1,257
Balance as of June 30, 2023	$48,453	$180	$48,633

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of June 30, 2023, and the results of operations for the three and six months ended June 30, 2023 and 2022 in accordance with generally accepted accounting principles in the United States.

2.Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consumer Products	$1,895	$2,450	$3,762	$4,533
Agricultural Products	1,292	1,388	2,768	2,745
Industrial Products	1,447	1,458	2,827	2,755
Coal	936	999	1,965	1,888
Total freight revenues	5,570	6,295	11,322	11,921
Non-rail logistics subsidiary	124	186	255	377
Accessorial and other	134	159	270	310
Total other revenues	258	345	525	687
Total operating revenues	$5,828	$6,640	$11,847	$12,608

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, $1.1 billion and $1.2 billion, respectively, represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of June 30, 2023 and December 31, 2022, remaining performance obligations were $260 million and $293 million, respectively.

3.Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of June 30, 2023 and December 31, 2022, $43 million and $32 million, respectively, of such allowances had been recorded.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
4.Business Combinations

On March 8, 2023, the Surface Transportation Board issued a decision approving the discontinuance of service by Montana Rail Link, Inc. (MRL) over that certain line owned by BNSF Railway and leased to MRL, with BNSF Railway to resume providing service over the line. This decision became effective April 7, 2023.

As a result of the approved lease termination, consideration exchanged between BNSF Railway and MRL will be accounted for in accordance with ASC Topic 805 (ASC 805). The amount allocable to goodwill under ASC 805 is deductible for U.S. federal income tax purposes. The allocation of the transaction price to assets received is based upon currently available information and is subject to change as preliminary values are reviewed. Any adjustments to the allocation will be made as soon as practicable but no later than one year from the effective date of the transaction.

The preliminary allocation of total consideration to the fair values of the assets is as follows (in millions):

April 7, 2023
Property and equipment	$500
Materials and supplies	37
Goodwill	1,576
Fair value of assets	$2,113

Property and equipment of $500 million includes road and track assets, work equipment, and buildings. As a result of the additional goodwill recorded, total goodwill was $16.4 billion as of June 30, 2023.

This transaction is not material with respect to BNSF’s financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC 805, so the Company has not provided pro forma information relating to the period prior to the transaction.

5.Debt

Notes and Debentures

In May 2023, the Board of Directors authorized an additional $3.0 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC).

In June 2023, the Registrant issued $1.6 billion of 5.200 percent debentures due April 15, 2054. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

As of June 30, 2023, $2.95 billion remained authorized by the Board of Directors to be issued through the SEC debt shelf offering process.

The Registrant is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of June 30, 2023, the Registrant was in compliance with these financial covenants.

Fair Value of Debt Instruments

As of June 30, 2023 and December 31, 2022, the fair value of BNSF’s debt, excluding finance leases, was $22.8 billion and $21.5 billion, respectively, while the book value, which also excludes finance leases, was $24.2 billion and $23.3 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
6.Commitments and Contingencies

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Six Months Ended June 30,
	2023	2022
Beginning balance	$263	$296
Accruals / changes in estimates	42	23
Payments	(47)	(25)
Ending balance	$258	$294
Current portion of ending balance	$90	$90

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $215 million to $330 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Six Months Ended June 30,
	2023	2022
Beginning balance	$247	$251
Accruals / changes in estimates	1	2
Payments	(9)	(9)
Ending balance	$239	$244
Current portion of ending balance	$35	$35

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks including FELA, railroad protective and force account insurance, and property and excess general liability which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasury bills. As of June 30, 2023 and December 31, 2022, there was $558 million and $545 million, respectively, related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

7.Employment Benefit Plans

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$3	$5	$5	$9
Interest cost	21	16	42	31
Expected return on plan assets	(46)	(45)	(92)	(90)
Amortization of net (gain) loss	(9)	—	(17)	1
Net (benefit) cost recognized	$(31)	$(24)	$(62)	$(49)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
8.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the six-month periods ended June 30, 2023 and 2022, the Company declared and paid cash distributions of $1.1 billion and $2.1 billion to Berkshire, respectively. During the six-month period ended June 30, 2023, the Company made tax payments of $664 million and received no tax refunds from Berkshire. During the six-month period ended June 30, 2022, the Company made tax payments of $747 million and received less than $1 million of tax refunds from Berkshire. As of June 30, 2023 and December 31, 2022, the Company had a tax receivable from Berkshire of $37 million and a tax payable to Berkshire of $112 million, respectively.

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.4 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $825 million and $807 million as of June 30, 2023 and December 31, 2022, respectively. The Company incurred car hire expenditures with TTX of $96 million and $108 million for the three-months and $185 million and $205 million for the six-months ended June 30, 2023 and 2022, respectively.

9.Accumulated Other Comprehensive Income

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$356	$(3)	$353
Other comprehensive income (loss), net before reclassifications	—	6	6
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	2	—	2
Balance as of June 30, 2022	$358	$3	$361

Balance as of December 31, 2022	$185	$9	$194
Other comprehensive income (loss), net before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(18)	—	(18)
Tax expense (benefit)	5	—	5
Balance as of June 30, 2023	$172	$8	$180
a     This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare costs (see Note 7 for additional details on pension costs).

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the six months ended June 30, 2023, and a comparative analysis of the six months ended June 30, 2022.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consumer Products	$3,762	$4,533	2,223	2,654
Agricultural Products	2,768	2,745	578	608
Industrial Products	2,827	2,755	796	824
Coal	1,965	1,888	729	759
Total freight revenues	11,322	11,921	4,326	4,845
Other revenues	525	687
Total operating revenues	$11,847	$12,608

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2023	2022
Consumer Products	$1,692	$1,708
Agricultural Products	4,789	4,515
Industrial Products	3,552	3,343
Coal	2,695	2,487
Total freight revenues	$2,617	$2,460

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2023	2022
Fuel expense [a]	$1,797	$2,137
Fuel surcharges	$1,399	$1,438
a  Fuel expense includes locomotive and non-locomotive fuel.

    Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

Revenues

Revenues for the six months ended June 30, 2023 were $11.8 billion, a decrease of $761 million, or 6 percent, as compared with the six months ended June 30, 2022. This was primarily due to an 11 percent decrease in unit volume, partially offset by a 6 percent increase in average revenue per car / unit resulting from higher yield. Revenue amounts also included the following changes between periods:

▪Consumer Products volumes decreased due to lower west coast imports, the loss of an intermodal customer, and competition from lower spot rates in the trucking market which has impacted domestic intermodal demand, partially offset by an increase in automotive volume from higher vehicle production.

▪Agricultural Products volumes decreased primarily due to lower grain exports, partially offset by higher volumes of domestic grains, renewable diesel, and feedstocks.

▪Industrial Products volumes decreased primarily due to lower demand for chemicals and plastics and lumber as well as lower shipments of petroleum products resulting from refinery outages.

▪Coal volumes decreased primarily due to moderating demand as a result of lower natural gas prices and weather related impacts.

Expenses

Operating expenses for both the six months ended June 30, 2023 and June 30, 2022 were $8.2 billion. The year over year decrease of $7 million, or 0.1 percent, included the following changes in expenses:

▪Fuel expense decreased primarily due to lower average fuel prices, lower volumes, and improved efficiency.

▪Compensation and benefits expense increased primarily due to increased headcount, wage inflation, and lower productivity.

▪Materials and other expense increased primarily due to general inflation, increased casualty and litigation costs, higher property and other miscellaneous taxes, and lower gains from land and easement sales.

▪Purchased services expense decreased primarily due to lower purchased transportation by our logistics services business, partially offset by general inflation.

▪There were no significant changes in depreciation and amortization or equipment rents expense.

The effective tax rate was 23.1 percent and 23.4 percent for the six months ended June 30, 2023 and 2022, respectively. Other (income) expense, net increased primarily due to higher interest income. There were no significant changes in interest expense.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 6.Exhibits

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, and as further amended by the Written Consent of the Sole Member, dated January 1, 2021.	10-K	3/1/2021	001-11535	3.2

4.1	Twenty-Seventh Supplemental Indenture, dated as of June 9, 2023, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	6/9/2023	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF's 5.200% Debentures due April 15, 2054.	8-K	6/9/2023	001-11535	4.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and six months ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iv) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (vi) the Consolidated Statements of Changes in Equity for the periods ended June 30, 2023 and 2022, and (vii) the Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  August 7, 2023

S-1