Form 10-Q
period 2023-09-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2023-11-06
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2023
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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$5,847	$6,693	$17,694	$19,301
Operating expenses:
Compensation and benefits	1,406	1,496	4,129	3,968
Fuel	863	1,272	2,660	3,409
Depreciation and amortization	657	636	1,957	1,883
Purchased services	615	670	1,836	2,008
Equipment rents	171	180	511	544
Materials and other	329	331	1,129	961
Total operating expenses	4,041	4,585	12,222	12,773
Operating income	1,806	2,108	5,472	6,528
Interest expense	269	258	782	767
Other (income) expense, net	(71)	(34)	(182)	(83)
Income before income taxes	1,608	1,884	4,872	5,844
Income tax expense	387	442	1,140	1,367
Net income	$1,221	$1,442	$3,732	$4,477

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$1,221	$1,442	$3,732	$4,477
Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	(7)	1	(20)	3
Change in accumulated other comprehensive income (loss) of equity method investees	—	5	(1)	11
Other comprehensive income (loss), net of tax	(7)	6	(21)	14
Total comprehensive income	$1,214	$1,448	$3,711	$4,491

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,972	$1,938
Accounts receivable, net	1,395	1,404
Materials and supplies	1,098	952
Other current assets	237	137
Total current assets	5,702	4,431

Property and equipment, net of accumulated depreciation of $19,046 and $17,899, respectively	68,729	67,225
Goodwill	16,396	14,852
Operating lease right-of-use assets	1,161	1,233
Other assets	2,990	4,870
Total assets	$94,978	$92,611

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$4,064	$4,447
Long-term debt and finance leases due within one year	1,260	1,562
Total current liabilities	5,324	6,009

Long-term debt and finance leases	22,245	21,890
Deferred income taxes	15,306	15,110
Operating lease liabilities	583	680
Casualty and environmental liabilities	362	385
Pension and retiree health and welfare liability	193	205
Other liabilities	1,118	1,096
Total liabilities	45,131	45,375
Commitments and contingencies (see Note 6)
Equity:
Member’s equity	49,674	47,042
Accumulated other comprehensive income (loss)	173	194
Total equity	49,847	47,236
Total liabilities and equity	$94,978	$92,611

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$3,732	$4,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,957	1,883
Deferred income taxes	202	64
Other, net	(127)	(151)
Changes in current assets and liabilities:
Accounts receivable, net	9	(239)
Materials and supplies	(110)	(133)
Other current assets	26	40
Accounts payable and other current liabilities	(611)	249
Net cash provided by operating activities	5,078	6,190

Investing Activities
Capital expenditures excluding equipment	(2,606)	(2,415)
Acquisition of equipment	(252)	(66)
Purchases of investments and investments in time deposits	(24)	(23)
Other, net	(108)	(18)
Net cash used in investing activities	(2,990)	(2,522)

Financing Activities
Proceeds from issuance of long-term debt	1,600	1,000
Payments on long-term debt and finance leases	(1,539)	(909)
Cash distributions	(1,100)	(3,600)
Other, net	(15)	(14)
Net cash used in financing activities	(1,054)	(3,523)
Increase (decrease) in cash and cash equivalents	1,034	145
Cash and cash equivalents:
Beginning of period	1,938	1,758
End of period	$2,972	$1,903

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$800	$802
Capital investments accrued but not yet paid	$406	$293
Income taxes paid, net of refunds	$1,174	$1,447
Non-cash asset financing	$—	$7

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2021	$46,096	$353	$46,449
Cash distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,371	5	1,376
Balance as of March 31, 2022	46,467	358	46,825
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,664	3	1,667
Balance as of June 30, 2022	47,031	361	47,392
Cash distributions	(1,500)	—	(1,500)
Comprehensive income (loss), net of tax	1,442	6	1,448
Balance as of September 30, 2022	$46,973	$367	$47,340

Balance as of December 31, 2022	$47,042	$194	$47,236
Comprehensive income (loss), net of tax	1,247	(7)	1,240
Balance as of March 31, 2023	48,289	187	48,476
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,264	(7)	1,257
Balance as of June 30, 2023	48,453	180	48,633
Comprehensive income (loss), net of tax	1,221	(7)	1,214
Balance as of September 30, 2023	$49,674	$173	$49,847

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of September 30, 2023, and the results of operations for the three and nine months ended September 30, 2023 and 2022 in accordance with generally accepted accounting principles in the United States.

2.Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consumer Products	$1,982	$2,418	$5,744	$6,951
Agricultural Products	1,220	1,336	3,988	4,081
Industrial Products	1,458	1,468	4,285	4,223
Coal	932	1,101	2,897	2,989
Total freight revenues	5,592	6,323	16,914	18,244
Non-rail logistics subsidiary	128	163	383	540
Accessorial and other	127	207	397	517
Total other revenues	255	370	780	1,057
Total operating revenues	$5,847	$6,693	$17,694	$19,301

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, $1.1 billion and $1.2 billion, respectively, represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of September 30, 2023 and December 31, 2022, remaining performance obligations were $249 million and $293 million, respectively.

3.Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of September 30, 2023 and December 31, 2022, $43 million and $32 million, respectively, of such allowances had been recorded.

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

As a result of the approved lease termination, consideration exchanged between BNSF Railway and MRL has been accounted for in accordance with ASC Topic 805 (ASC 805). The amount allocable to goodwill under ASC 805 is deductible for U.S. federal income tax purposes. The allocation of the transaction price to assets received is based upon currently available information and is subject to change as preliminary values are reviewed. There were no changes to the purchase price allocation in the third quarter of 2023. Any adjustments to the allocation will be made as soon as practicable but no later than one year from the effective date of the transaction.

The preliminary allocation of total consideration to the fair values of the assets is as follows (in millions):

April 7, 2023
Property and equipment	$500
Materials and supplies	37
Goodwill	1,576
Fair value of assets	$2,113

Property and equipment of $500 million includes road and track assets, work equipment, and buildings. As a result of the additional goodwill recorded, total goodwill was $16.4 billion as of September 30, 2023.

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

As of September 30, 2023, $2.95 billion remained authorized by the Board of Directors to be issued through the SEC debt shelf offering process.

The Registrant is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of September 30, 2023, the Registrant was in compliance with these financial covenants.

Fair Value of Debt Instruments

As of September 30, 2023 and December 31, 2022, the fair value of BNSF’s debt, excluding finance leases, was $20.5 billion and $21.5 billion, respectively, while the book value, which also excludes finance leases, was $23.4 billion and $23.3 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$263	$296
Accruals / changes in estimates	59	29
Payments	(74)	(60)
Ending balance	$248	$265
Current portion of ending balance	$90	$90

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $205 million to $320 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$247	$251
Accruals / changes in estimates	6	13
Payments	(14)	(13)
Ending balance	$239	$251
Current portion of ending balance	$35	$35

The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $210 million to $275 million.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks including FELA, railroad protective and force account insurance, and property and excess general liability which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasury bills. As of September 30, 2023 and December 31, 2022, there was $555 million and $545 million, respectively, related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$2	$4	$7	$13
Interest cost	21	15	63	46
Expected return on plan assets	(47)	(45)	(139)	(135)
Amortization of net (gain) loss	(8)	1	(25)	2
Net (benefit) cost recognized	$(32)	$(25)	$(94)	$(74)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
8.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the nine-month periods ended September 30, 2023 and 2022, the Company declared and paid cash distributions of $1.1 billion and $3.6 billion to Berkshire, respectively. During the nine-month period ended September 30, 2023, the Company made tax payments of $961 million and received no tax refunds from Berkshire. During the nine-month period ended September 30, 2022, the Company made tax payments of $1.2 billion and received less than $1 million of tax refunds from Berkshire. As of September 30, 2023 and December 31, 2022, the Company had a tax receivable from Berkshire of $104 million and a tax payable to Berkshire of $112 million, respectively.

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.4 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $837 million and $807 million as of September 30, 2023 and December 31, 2022, respectively. The Company incurred car hire expenditures with TTX of $92 million and $106 million for the three-months and $277 million and $311 million for the nine-months ended September 30, 2023 and 2022, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$356	$(3)	$353
Other comprehensive income (loss), net before reclassifications	—	11	11
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	4	—	4
Tax expense (benefit)	(1)	—	(1)
Balance as of September 30, 2022	$359	$8	$367

Balance as of December 31, 2022	$185	$9	$194
Other comprehensive income (loss), net before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(26)	—	(26)
Tax expense (benefit)	6	—	6
Balance as of September 30, 2023	$165	$8	$173
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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the nine months ended September 30, 2023, and a comparative analysis of the nine months ended September 30, 2022.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consumer Products	$5,744	$6,951	3,459	3,977
Agricultural Products	3,988	4,081	846	884
Industrial Products	4,285	4,223	1,212	1,237
Coal	2,897	2,989	1,105	1,158
Total freight revenues	16,914	18,244	6,622	7,256
Other revenues	780	1,057
Total operating revenues	$17,694	$19,301

	Average Revenue Per Car / Unit
	Nine Months Ended September 30,
	2023	2022
Consumer Products	$1,661	$1,748
Agricultural Products	4,714	4,617
Industrial Products	3,535	3,414
Coal	2,622	2,581
Total freight revenues	$2,554	$2,514

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Nine Months Ended September 30,
	2023	2022
Fuel expense [a]	$2,660	$3,409
Fuel surcharges	$1,937	$2,541
a  Fuel expense includes locomotive and non-locomotive fuel.

    Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

Revenues

Revenues for the nine months ended September 30, 2023 were $17.7 billion, a decrease of $1.6 billion, or 8 percent, as compared with the nine months ended September 30, 2022. This was primarily due to a 9 percent decrease in unit volume, partially offset by a 2 percent increase in average revenue per car / unit resulting from higher yield. Revenue amounts also included the following changes between periods:

▪Consumer Products volumes decreased due to lower west coast imports, the loss of an intermodal customer, and competition from lower spot rates in the trucking market which has impacted domestic intermodal demand, partially offset by an increase in automotive volume from higher vehicle production.

▪Agricultural Products volumes decreased primarily due to lower grain exports, partially offset by higher volumes of domestic grains, renewable diesel, feedstocks, and oilseeds and meals.

▪Industrial Products volumes decreased primarily due to lower demand for chemicals and plastics and lumber, partially offset by gains in construction from infrastructure demand.

▪Coal volumes decreased primarily due to moderating demand as a result of lower natural gas prices and weather-related impacts.

On September 30, 2023, the Registrant closed the sale of the brokerage operations of its subsidiary, BNSF Logistics, LLC. The financial impacts from the sale are immaterial to BNSF. The revenues generated by BNSF Logistics, LLC are included in the Other revenues line item above.

Expenses

Operating expenses for the nine months ended September 30, 2023 were $12.2 billion, a decrease of $551 million, or 4 percent, as compared with the nine months ended September 30, 2022. A significant portion of this decrease is due to the following changes in expenses:

▪Fuel expense decreased primarily due to lower average fuel prices, lower volumes, and improved efficiency.

▪Materials and other expense increased primarily due to general inflation, increased casualty and litigation costs, higher property and other miscellaneous taxes, and lower gains from land and easement sales.

▪Purchased services expense decreased primarily due to lower purchased transportation by our logistics services business and a reduction in drayage costs, partially offset by general inflation.

▪There were no significant changes in compensation and benefits, depreciation and amortization, or equipment rents expense.

The effective tax rate was 23.4 percent for both the nine months ended September 30, 2023 and 2022. Other (income) expense, net increased primarily due to higher interest income. There were no significant changes in interest expense.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 6.Exhibits

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, and as further amended by the Written Consent of the Sole Member, dated January 1, 2021.	10-K	3/1/2021	001-11535	3.2

3.3	Written Consent of the Sole Member, dated September 30, 2023, amending the Amended and Restated Limited Liability Company Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended.	8-K	10/5/2023	001-11535	3.3

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and nine months ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iv) the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (vi) the Consolidated Statements of Changes in Equity for the periods ended September 30, 2023 and 2022, and (vii) the Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  November 6, 2023

S-1