Form 10-K
period 2023-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2024-02-26
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.		☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by a check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.		☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

Burlington Northern Santa Fe, LLC is a wholly-owned subsidiary of Berkshire Hathaway Inc.; as a result, there is no market data with respect to registrant’s membership interests.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
100% of the membership interests of Burlington Northern Santa Fe, LLC outstanding as of February 26, 2024 is held by Berkshire Hathaway Inc.
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

The Registrant is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, the Registrant is engaged primarily in the freight rail transportation business. The rail operations of BNSF Railway Company (BNSF Railway), the Registrant’s principal operating subsidiary, comprise one of the largest railroad systems in North America. As of December 31, 2023, BNSF Railway had approximately 37,025 employees of which approximately 31,825 are members of a labor union.

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
Changes in United States (U.S.) and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws, regulation of greenhouse gas emissions, permitting, or other regulatory requirements could reduce the demand for coal and other fossil fuels, or other products and revenues from the transportation services provided by BNSF Railway. Also, changes in environmental laws and other laws and regulations could reduce the demand for drilling products and products produced by drilling. U.S. and foreign government tariffs or subsidies could affect the demand for products the Company hauls. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board (STB) in various areas, including rates, services, and access to facilities could adversely impact the Company’s ability to determine prices for rail services and significantly affect the revenues, costs, and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, a reduction in profitability could hinder BNSF Railway’s ability to maintain, improve, or expand its rail network, facilities and equipment. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues. Changes in tax rates, enactment of new tax laws and amendments to existing tax regulations could have a material adverse impact on the Company’s operating results, financial condition, or liquidity.

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
The Company relies on technology in all aspects of its business. A significant disruption or failure of the technology systems upon which the Company relies could result in service interruptions, safety failures, security events, regulatory compliance failures, the inability to protect employee or corporate information or assets against unauthorized access or use, or other operational difficulties. Although the Company has taken steps to mitigate these risks, including business continuity planning, disaster recovery planning, systems testing, protection and monitoring, and business impact analysis, a significant disruption or cyber intrusion of the technology systems upon which the Company relies could adversely affect the Company’s results of operations, financial condition, or liquidity. Additionally, if the Company is unable to acquire, develop, implement, adopt, or protect rights around new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

The Company’s operational dependencies may adversely affect results of operations, financial condition, or liquidity.
Due to the integrated nature of the U.S. freight transportation infrastructure, the Company’s operations may be negatively affected by service disruptions of other entities, such as ports, passenger trains, and other railroads, which interchange with BNSF Railway. A significant, prolonged service disruption of one or more of these entities could have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

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
A significant majority of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with various labor organizations. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over an extended period of time and have previously not resulted in any extended work stoppages. If BNSF Railway were unable to negotiate acceptable new agreements or a significant dispute arose that was unable to be resolved through the procedures provided in the Railway Labor Act, it could result in strikes by the affected workers, loss of business, disruption of operations, and increased operating costs as a result of higher wages or benefits paid to union members, any of which could have an adverse effect on the Company’s operating results, financial condition, or liquidity.

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
The Company faces risks related to epidemics, pandemics, and other similar outbreaks. Past outbreaks have impacted geographic areas in which the Company has operations, suppliers, customers, and employees. The full extent to which epidemics, pandemics, and other similar outbreaks may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the future outbreaks, travel restrictions, business and workforce disruptions, and the effectiveness and impacts of actions taken to contain and treat the outbreak. Any one or more of these consequences or other unpredictable events could materially adversely affect the Company’s operating results, financial condition, or liquidity. Further, epidemics, pandemics, and other similar outbreaks could also precipitate or heighten the other risks discussed in this Item 1A.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company maintains robust processes for identifying, assessing and managing cybersecurity threats. Cybersecurity threats are prevented and detected by the Company’s security operations center using multiple approaches, including perimeter defense, vulnerability management, intrusion testing, asset management, multifactor authentication and data protection. The Company leverages third parties in its cybersecurity activities, including threat awareness, penetration testing and routine program assessments.

The Company has in place a documented cyber incident response plan for mitigating and remediating cybersecurity threats and incidents. Cybersecurity threats and incidents are analyzed by the security operations center and based on the severity of the event, promptly reported by the Chief Information Security Officer to the Vice President Compliance & Audit to initiate cross-functional response team support. The role of the response team includes evaluating compliance with privacy and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. As part of the Company’s documented response plan, management members of the Board of Directors, who represent a majority of the Board of Directors and who have been delegated responsibility for cybersecurity, are notified of significant cybersecurity events and provide strategic direction through the incident response and communication. The management members of the Board of Directors are regularly briefed on cybersecurity threats relevant to the Company as well as the Company’s cybersecurity program, incident response and remediation efforts. The Company’s cyber incident response plan is tested periodically through third-party conducted executive and technical tabletop exercises. A summary report identifying strengths and areas for improvement is provided to tabletop exercise participants and utilized by the Company to enhance its response plan.

The Company also manages cybersecurity threats through its proactive risk management program and cybersecurity awareness program, which have been integrated with the Company's overall risk management process. That is, material risks from cybersecurity threats, including those associated with the Company's use of third-party service providers, are assessed during the Company’s annual review of its enterprise risks, during which leaders discuss the Company’s overall risk profile, inventory material risks, and map management activities and corporate initiatives to each risk. The Company’s cybersecurity awareness program includes policies regarding information security and data protection and cybersecurity training. Policies and training are periodically reviewed by a cross-functional committee of management. Training is provided to employees and contractors annually.

The Company relies on technology in all aspects of its business, including information systems of its third-party service providers. The information systems upon which the Company depends have been, and will likely continue to be, subject to cybersecurity threats such as unauthorized access attempts, business email compromise, phishing, malware, ransomware, hacking and other cyberattacks attempting to disrupt operations. The Company's dependence exposes it to cyberattacks, both directly and through cyberattacks impacting its service providers. A significant cybersecurity incident at the Company or its service provider could result in service interruptions, safety failures, security events, regulatory compliance failures, the inability to protect employee or corporate information or assets against unauthorized access or use, or other operational difficulties. As described above, the Company continuously monitors its cybersecurity threats, including risks associated with its user of service providers. The Company is not aware of any risks from cybersecurity threats, or previous cybersecurity incidents, that have materially affected the Company’s business strategy, results of operations or financial condition.

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America. BNSF Railway operates over 32,500 route miles of track (excluding multiple main tracks, yard tracks, and sidings) in 28 states and also operates in three Canadian provinces. BNSF Railway owns over 23,000 route miles, including easements, and operates on over 9,000 route miles of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks. As of December 31, 2023, the total BNSF Railway system (including single and multiple main tracks, yard tracks, and sidings) consisted of over 50,000 operated miles of track.

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

As of December 31, 2023, BNSF Railway owned or held under non-cancelable leases exceeding one year approximately 7,500 locomotives and 72,800 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF incurs significant costs in repairing and maintaining its properties. In 2023, BNSF recorded approximately $2.5 billion in repairs and maintenance expense in the Consolidated Statements of Income.

Business Mix
In serving the Midwest, Pacific Northwest, Western, Southwestern, and Southeastern regions and ports of the country, BNSF transports, through one operating transportation services segment, a range of products and commodities derived from the manufacturing, agricultural, and natural resource industries. Freight revenues of the Company are covered by contractual agreements of varying durations or common carrier published prices or quotations offered by BNSF Railway. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels. The following map illustrates BNSF Railway’s primary routes, including trackage rights, which allow BNSF Railway to access major cities and western and southern ports in the U.S. as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF Railway efficiently serves many smaller markets by working closely with approximately 200 shortline railroads. BNSF Railway has also entered into marketing agreements with other rail carriers, expanding the marketing reach for each railroad and our collective customers.

NETWORK MAP
BNSF RAILWAY
LEGEND
BNSF
UP/SP Trackage Rights
Handling Carrier
Haulage Agreement
0 50 100 200 Miles
0 50 100 200 300 Kilometers
© 2024 BNSF Railway
February 2024
Map Created by
Bartlett&West
Vancouver
Seattle
Spokane
Portland
Havre
Helena
Minot
Winnipeg
Fargo
Superior
Billings
Minneapolis
St. Paul
Gillette
Sioux Falls
Chicago
Toledo
Alliance
Galesburg
Salt Lake City
Lincoln
Stockton
Oakland
Denver
Topeka
Kansas City
St. Louis
Springfield
Memphis
Los Angeles
Long Beach
San Bernardino
Winslow
Albuquerque
Belen
Amarillo
Oklahoma City
Birmingham
Atlanta
San Diego
Phoenix
Fort Worth
El Paso
New Orleans
Houston
BRITISH COLUMBIA
ALBERTA
SASKATCHEWAN
MANITOBA
ONTARIO
QUÉBEC
NEW BRUNSWICK
MAINE
WASHINGTON
OREGON
IDAHO
MONTANA
NORTH DAKOTA
MINNESOTA
SOUTH DAKOTA
WYOMING
NEBRASKA
IOWA
WISCONSIN
MICHIGAN
NEVADA
UTAH
COLORADO
KANSAS
MISSOURI
ILLINOIS
INDIANA
OHIO
PENNSYLVANIA
NEW YORK
VERMONT
NEW HAMPSHIRE
MASS.
R. I.
CONNECTICUT
NEW JERSEY
DEL.
MARYLAND
WEST VIRGINIA
VIRGINIA
KENTUCKY
CALIFORNIA
ARIZONA
NEW MEXICO
OKLAHOMA
ARKANSAS
TENNESSEE
NORTH CAROLINA
SOUTH CAROLINA
GEORGIA
ALABAMA
MISSISSIPPI
LOUISIANA
TEXAS
FLORIDA
BAJA CALIFORNIA
BAJA CALIFORNIA SUR
SONORA
CHIHUAHUA
COAHUILA
SINALOA
DURANGO
NUEVO LEON
TAMAULIPAS
ZACATECAS

Consumer Products:
The Consumer Products freight business provided 34 percent of freight revenues for the year ended December 31, 2023, and consisted of the following business units: Domestic Intermodal (including Truckload/Intermodal Marketing Companies and Expedited Truckload/Less-than-Truckload/Parcel), International Intermodal, and Automotive.

Industrial Products:
The Industrial Products freight business provided 25 percent of freight revenues for the year ended December 31, 2023, and consisted of the following five business units: Construction Products, Petroleum Products, Building Products, Chemicals and Plastics Products, and Food and Beverages.

Agricultural Products:
The transportation of Agricultural Products provided 24 percent of freight revenues for the year ended December 31, 2023. These products include corn, wheat, ethanol, soybeans, bulk foods, fertilizer, oil seeds and meals, feeds, oils, flour and mill products, specialty grains, milo, barley, oats and rye, and malt.

Coal:
The transportation of coal contributed 17 percent of freight revenues for the year ended December 31, 2023, with more than 90 percent of all of BNSF Railway’s coal tons originating from the Powder River Basin of Wyoming and Montana.

Government Regulation and Legislation
BNSF Railway’s rail operations are subject to the regulatory jurisdiction of the STB, the Federal Railroad Administration of the U.S. Department of Transportation (DOT), the Occupational Safety and Health Administration (OSHA), the Environmental Protection Agency (EPA), as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF’s business.

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

As railroads streamline, rationalize, and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway’s primary rail competitor in the western region of the U.S. is the Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway.

Item 3. Legal Proceedings

Beginning May 14, 2007, some 30 similar class action complaints were filed in six federal district courts around the country by rail shippers against BNSF Railway and other Class I railroads alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws. The complaints seek injunctive relief and unspecified treble damages. These cases were consolidated and are currently pending in the federal District Court for the District of Columbia for coordinated or consolidated pretrial proceedings. (In re: Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). Consolidated amended class action complaints were filed against BNSF Railway and three other Class I railroads in April 2008. On June 21, 2012, the District Court certified the class sought by the plaintiffs. BNSF Railway and the other three Class I railroads appealed the class certification decision to the U.S. Court of Appeals. On August 9, 2013, the U.S. Court of Appeals vacated the District Court’s class certification decision and remanded the case to permit the District Court to reconsider its decision in light of the U.S. Supreme Court case of Comcast Corp. v. Behrend. In September 2016, the District Court held a hearing to determine whether to certify a class. On October 10, 2017, the District Court denied the plaintiffs’ motion to certify a class. The plaintiffs appealed the denial of class certification to the U.S. Court of Appeals. In September 2018, the U.S. Court of Appeals held a hearing on the appeal of the denial of class certification. On August 16, 2019, the U.S. Court of Appeals affirmed the District Court’s denial of class certification. The Company continues to believe that these allegations are without merit and continues to vigorously dispute such claims in all subsequent litigation filed by individual parties involving such allegations. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the membership interests in Burlington Northern Santa Fe, LLC are owned by Berkshire Hathaway Inc. and therefore are not traded on any market.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the year ended December 31, 2023, and a comparative analysis of the year ended December 31, 2022.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Years Ended December 31,		Years Ended December 31,
	2023	2022	2023	2022
Consumer Products	$7,879	$9,234	4,765	5,202
Industrial Products	5,690	5,587	1,605	1,618
Agricultural Products	5,583	5,743	1,165	1,200
Coal	3,795	3,927	1,468	1,529
Total freight revenues	22,947	24,491	9,003	9,549
Other revenues	929	1,397
Total operating revenues	$23,876	$25,888

	Average Revenue Per Car / Unit
	Years Ended December 31,
	2023	2022
Consumer Products	$1,654	$1,775
Industrial Products	3,545	3,453
Agricultural Products	4,792	4,786
Coal	2,585	2,568
Total freight revenues	$2,549	$2,565

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Years Ended December 31,
	2023	2022
Fuel expense[a]	$3,684	$4,581
Fuel surcharges	$2,680	$3,495
a  Fuel expense includes locomotive and non-locomotive fuel.

Year Ended December 31, 2023 vs. Year Ended December 31, 2022

Revenues

Revenues for the year ended December 31, 2023 were $23.9 billion, a decrease of $2.0 billion, or 8 percent, as compared with the year ended December 31, 2022. This was primarily due to a 6 percent decrease in unit volume and a 1 percent decrease in average revenue per car / unit primarily attributable to lower fuel surcharge revenue, partially offset by favorable price and mix. Revenue amounts also included the following changes between periods:

•Consumer Products volumes decreased due to lower west coast imports, the loss of an intermodal customer, and competition from lower spot rates in the trucking market which has impacted domestic intermodal demand, partially offset by an increase in automotive volume from higher vehicle production.

•Industrial Products volumes decreased primarily due to lower demand for chemicals and plastics, minerals, paper, and lumber, partially offset by increased shipments of steel and aggregates from infrastructure demand.

•Agricultural Products volumes decreased primarily due to lower grain exports, partially offset by higher volumes of domestic grains and feedstocks and renewable diesel.

•Coal volumes decreased primarily due to moderating demand as a result of lower natural gas prices.

Expense Table

The following table presents BNSF’s expense information (in millions):

	Years Ended December 31,
	2023	2022
Compensation and benefits	$5,551	$5,321
Fuel	3,684	4,581
Depreciation and amortization	2,625	2,528
Purchased services	2,396	2,697
Equipment rents	699	720
Materials and other	1,522	1,441
Total operating expenses	$16,477	$17,288

Interest expense	$1,048	$1,025
Other (income) expense, net	$(263)	$(133)
Income tax expense	$1,527	$1,762

Expenses

Operating expenses for the year ended December 31, 2023 were $16.5 billion, a decrease of $811 million, or 5 percent, as compared with the year ended December 31, 2022. A significant portion of the decrease is due to the following changes in expenses:

•Compensation and benefits expense increased primarily due to increased headcount, wage inflation, and the inclusion of the Montana Rail Link, Inc.'s (MRL) employee costs effective April 7, 2023.

•Fuel expense decreased primarily due to lower average fuel prices, lower volumes, and improved efficiency.

•Purchased services expense decreased primarily due to lower purchased transportation driven by the sale of brokerage operations of BNSF Logistics, LLC, lower purchased services expense from MRL effective April 7, 2023, and a reduction in drayage costs, partially offset by general inflation.

•There were no significant changes in depreciation and amortization, equipment rents expense, or materials and other expense.

Other (income) expense, net increased due to favorable interest income driven by higher rates. There was no significant change in interest expense. The effective tax rate was 23.1 percent and 22.9 percent for the years ended December 31, 2023 and 2022, respectively.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors”. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•Economic and industry conditions: material adverse changes in economic or industry conditions, both in the U.S. and globally; inflation; volatility in the capital or credit markets including changes affecting the timely availability and cost of capital; changes in customer demand; effects of adverse economic conditions affecting shippers or BNSF’s supplier base; effects due to more stringent regulatory policies such as the regulation of greenhouse gas emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for products BNSF hauls; the impact of low natural gas or oil prices on energy-related commodities demand; changes in environmental laws and other laws and regulations that could affect the demand for drilling products and products produced by drilling; changes in prices of fuel and other key materials, the impact of high barriers to entry for prospective new suppliers and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF’s operations or customers’ abilities to deliver goods to BNSF for shipment.

•Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations, the marketing of services or regulatory restrictions on equipment; the ultimate outcome of shipper and rate claims subject to adjudication; claims, investigations or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the STB in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF operations; losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases; the release of hazardous materials, environmental contamination and damage to property; regulation, restrictions or caps, or other controls on transportation of energy-related commodities or other operating restrictions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations; and changes in tax rates and tax laws.

•Operating factors: changes in operating conditions and costs; operational and other difficulties with positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; disruptions to technology networks upon which BNSF relies including computer systems and software, such as cybersecurity intrusions, unauthorized access to or misappropriation of assets or sensitive information, corruption of data or operational disruptions; network congestion, including effects of greater than anticipated demand for transportation services and equipment; as well as pandemics or natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF’s or other railroads’ operating systems, structures, or equipment including the effects of acts of war or terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Sensitivity
As of December 31, 2023, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position.

Interest Rate Sensitivity
As of December 31, 2023, the fair value of BNSF’s debt, excluding finance leases, was $22.4 billion.

The following table is an estimate of the impact to the fair value of total debt, excluding finance leases, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2024, based on debt levels as of December 31, 2023:

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
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Burlington Northern Santa Fe, LLC and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Property and Equipment – Self Constructed Assets – Appropriate Capitalization of Costs – Refer to Notes 2 and 8 to the financial statements

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

•We obtained the detail of all property additions for the year and made sample selections from the asset detail and obtained the details of the specific selected cost and related supporting documents.

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
February 26, 2024

We have served as the Company’s auditor since 2010.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Income
In millions

	Years ended December 31,
	2023	2022	2021
Revenues	$23,876	$25,888	$23,282
Operating expenses:
Compensation and benefits	5,551	5,321	4,767
Fuel	3,684	4,581	2,766
Depreciation and amortization	2,625	2,528	2,456
Purchased services	2,396	2,697	2,715
Equipment rents	699	720	677
Materials and other	1,522	1,441	1,103
Total operating expenses	16,477	17,288	14,484
Operating income	7,399	8,600	8,798
Interest expense	1,048	1,025	1,032
Other (income) expense, net	(263)	(133)	(95)
Income before income taxes	6,614	7,708	7,861
Income tax expense	1,527	1,762	1,871
Net income	$5,087	$5,946	$5,990

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income
In millions

	Years ended December 31,
	2023	2022	2021
Net income	$5,087	$5,946	$5,990

Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	41	(171)	255
Change in accumulated other comprehensive income (loss) of equity method investees	(1)	12	—
Other comprehensive income (loss), net of tax	40	(159)	255
Total comprehensive income	$5,127	$5,787	$6,245

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Balance Sheets
In millions

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,148	$1,938
Accounts receivable, net	1,504	1,404
Materials and supplies	1,009	952
Other current assets	116	137
Total current assets	4,777	4,431

Property and equipment, net of accumulated depreciation of $19,464 and $17,899, respectively	70,199	67,225
Goodwill	15,350	14,852
Operating lease right-of-use assets	1,082	1,233
Other assets	3,169	4,870
Total assets	$94,577	$92,611

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$4,340	$4,447
Long-term debt and finance leases due within one year	1,265	1,562
Total current liabilities	5,605	6,009

Long-term debt and finance leases	22,217	21,890
Deferred income taxes	15,222	15,110
Operating lease liabilities	554	680
Casualty and environmental liabilities	380	385
Pension and retiree health and welfare liability	196	205
Other liabilities	1,140	1,096
Total liabilities	45,314	45,375
Commitments and contingencies (see Note 14)
Equity:
Member’s equity	49,029	47,042
Accumulated other comprehensive income (loss)	234	194
Total equity	49,263	47,236
Total liabilities and equity	$94,577	$92,611

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Cash Flows
In millions

	Years ended December 31,
	2023	2022	2021
Operating Activities
Net income	$5,087	$5,946	$5,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,625	2,528	2,456
Deferred income taxes	99	10	446
Other, net	(169)	(56)	(2,635)
Changes in current assets and liabilities:
Accounts receivable, net	(100)	(88)	(73)
Materials and supplies	(46)	(88)	(61)
Other current assets	173	111	50
Accounts payable and other current liabilities	(370)	388	336
Net cash provided by operating activities	7,299	8,751	6,509

Investing Activities
Capital expenditures excluding equipment	(3,497)	(3,355)	(2,735)
Acquisition of equipment	(423)	(177)	(174)
Purchases of investments and investments in time deposits	(24)	(23)	—
Proceeds from sales of investments and maturities of time deposits	—	—	1
Other, net	(68)	(69)	(17)
Net cash used for investing activities	(4,012)	(3,624)	(2,925)

Financing Activities
Proceeds from issuance of long-term debt	1,600	1,000	1,550
Payments on long-term debt and finance leases	(1,562)	(932)	(1,543)
Cash distributions	(3,100)	(5,000)	(3,800)
Other, net	(15)	(15)	(19)
Net cash used for financing activities	(3,077)	(4,947)	(3,812)
Increase (decrease) in cash and cash equivalents	210	180	(228)
Cash and cash equivalents:
Beginning of period	1,938	1,758	1,986
End of period	$2,148	$1,938	$1,758

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$1,047	$1,020	$1,032
Capital investments accrued but not yet paid	$469	$307	$238
Income taxes paid, net of refunds	$1,358	$1,749	$1,386
Non-cash asset financing	$—	$176	$16

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Changes in Equity
In millions

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2020	$43,906	$98	$44,004
Cash distributions	(3,800)	—	(3,800)
Comprehensive income (loss), net of tax	5,990	255	6,245
Balance as of December 31, 2021	$46,096	$353	$46,449
Cash distributions	(5,000)	—	(5,000)
Comprehensive income (loss), net of tax	5,946	(159)	5,787
Balance as of December 31, 2022	$47,042	$194	$47,236
Cash distributions	(3,100)	—	(3,100)
Comprehensive income (loss), net of tax	5,087	40	5,127
Balance as of December 31, 2023	$49,029	$234	$49,263

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe, LLC is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Registrant’s principal, wholly-owned subsidiary is BNSF Railway, which operates one of the largest railroad networks in North America. BNSF Railway operates over 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and also operates in three Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Agricultural Products, and Coal, derived from manufacturing, agricultural, and natural resource industries, which constituted 34 percent, 25 percent, 24 percent, and 17 percent, respectively, of total freight revenues for the year ended December 31, 2023. These Consolidated Financial Statements include the Registrant, BNSF Railway, and the Registrant's other majority-owned subsidiaries, all of which are separate legal entities.

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

2. Significant Accounting Policies

Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Registrant and all subsidiaries in which the Registrant holds a controlling financial interest, including its principal operating subsidiary, BNSF Railway. All intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are carried at cost or are accounted for under the equity method if the Company has the ability to exercise significant influence but does not have a controlling financial interest. The Company also evaluates its less than majority-owned investments pursuant to accounting guidance related to the consolidation of variable interest entities. We currently have no investments that require consolidation under this guidance.

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions are periodically reviewed by management. Actual results could differ from those estimates.

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

The associated freight revenues are recognized over time as the service is performed because the customer simultaneously receives and consumes the benefits of the service. The Company recognizes revenue based on the portion of the service completed as of the balance sheet date. Bills for freight transportation services are generally issued to customers and paid within thirty days or less. As a result, no significant contract assets exist and there are no significant financing components in the Company’s revenue arrangements.

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

Other revenues are primarily generated from accessorial services provided to railroad customers which are primarily storage and demurrage. In addition, other revenues include revenue recognized by a wholly-owned, non-rail logistics subsidiary, BNSF Logistics, LLC. The brokerage operations of BNSF Logistics, LLC were sold by the Registrant during the third quarter of 2023. The vast majority of revenues generated by the non-rail logistics subsidiary are recognized over time as the services are performed, and accessorial revenues are recognized when the service is performed.

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

See Note 9 to the Consolidated Financial Statements for further information related to goodwill.

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

BNSF is included in the U.S. consolidated federal income tax return of Berkshire. In addition, BNSF files income tax returns in state, local, and foreign jurisdictions. BNSF’s tax expense and liabilities have been computed on a stand alone basis, and all of its current federal income taxes payable is remitted to Berkshire.

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

3. Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-09 (ASU 2023-09), Income Taxes (Topic 740): Improvements to Income Taxes Disclosures. This standard requires issuers to further disaggregate income tax disclosures related to the income tax rate reconciliation and income taxes paid by federal, state, foreign, and any individual jurisdictions where the reconciling items or income taxes paid quantitatively exceed 5 percent of the total amount disclosed. Issuers are also required to disclose income (or loss) from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign jurisdictions. ASU 2023-09 is effective prospectively for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt this standard for its reporting period beginning January 1, 2025.

4. Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Years ended December 31,
	2023	2022	2021
Consumer Products	$7,879	$9,234	$8,256
Industrial Products	5,690	5,587	5,291
Agricultural Products	5,583	5,743	5,100
Coal	3,795	3,927	3,227
Total freight revenues	22,947	24,491	21,874
Non-rail logistics subsidiary	402	685	769
Accessorial and other	527	712	639
Total other revenues	929	1,397	1,408
Total operating revenues	$23,876	$25,888	$23,282

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of both December 31, 2023 and 2022, $1.2 billion represents net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of December 31, 2023 and 2022, remaining performance obligations were $248 million and $293 million, respectively.

5. Income Taxes

Income tax expense (benefit) was as follows (in millions):

	Years ended December 31,
	2023	2022	2021
Current:
Federal	$1,193	$1,468	$1,173
State	235	284	252
Total current	1,428	1,752	1,425
Deferred:
Federal	174	88	422
State	(75)	(78)	24
Total deferred	99	10	446
Total	$1,527	$1,762	$1,871

Reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2023	2022	2021
U.S. Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.9	1.9	2.8
Other, net	0.2	—	—
Effective tax rate	23.1%	22.9%	23.8%

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2023	December 31, 2022
Deferred tax liabilities:
Property and equipment	$(14,989)	$(14,895)
Operating lease right-of-use assets	(203)	(233)
Other	(682)	(634)
Total deferred tax liabilities	(15,874)	(15,762)
Deferred tax assets:
Operating lease liabilities	201	232
Compensation and benefits	173	166
Casualty and environmental	102	97
Other	176	157
Total deferred tax assets	652	652
Net deferred tax liability	$(15,222)	$(15,110)
BNSF is included in the consolidated U.S. federal income tax return of Berkshire. BNSF’s tax expense and liabilities have been computed on a stand-alone basis, and all of its currently payable federal income taxes are remitted to Berkshire. See Note 16 to the Consolidated Financial Statements for information related to income taxes paid to Berkshire during 2023.

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

Uncertain Tax Positions
The amount of unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021, was $47 million, $52 million and $46 million, respectively. The amount of unrecognized tax benefits as of December 31, 2023 that would affect the Company’s effective tax rate if recognized was $35 million, computed at the federal income tax rate expected to be applicable in the taxable period in which the amount may be incurred by the Company. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Years ended December 31,
	2023	2022	2021
Beginning balance	$52	$46	$41
Additions for tax positions related to current year	6	11	9
Additions (reductions) for tax positions taken in prior years	(2)	—	—
Additions (reductions) for tax positions as a result of:
Lapse of statute of limitations	(9)	(5)	(4)
Ending balance	$47	$52	$46

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations, the financial position or the cash flows of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income. The Company had recorded a liability of approximately $9 million and $8 million for interest for the years ended December 31, 2023 and 2022, respectively.

6. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of December 31, 2023 and 2022, $43 million and $32 million, respectively, of such allowances had been recorded.

7. Business Combinations

On March 8, 2023, the Surface Transportation Board issued a decision approving the discontinuance of service by MRL over that certain line owned by BNSF Railway and leased to MRL, with BNSF Railway to resume providing service over the line. This decision became effective April 7, 2023.

As a result of the approved lease termination, consideration exchanged between BNSF Railway and MRL has been accounted for in accordance with ASC Topic 805 (ASC 805). The amount allocable to goodwill under ASC 805 is deductible for U.S. federal income tax purposes. The allocation of the transaction price to assets received is based upon currently available information and is subject to change as preliminary values are reviewed. Based on additional information obtained during the fourth quarter of 2023, BNSF recorded $1.0 billion in net measurement period adjustments primarily related to property and equipment, resulting in a decrease to goodwill. The measurement period adjustment to property and equipment resulted in additional depreciation expense of $9 million, which is included within depreciation and amortization on the Consolidated Statements of Income. Any further adjustments to the allocation will be made as soon as practicable but no later than one year from the effective date of the transaction.

The preliminary allocation of total consideration to the fair values of the assets is as follows (in millions):

April 7, 2023
Property and equipment	$1,571
Materials and supplies	11
Goodwill	531
Fair value of assets	$2,113

Property and equipment of $1.6 billion primarily includes land for transportation purposes, track structure, and other roadway assets. As a result of the additional goodwill recorded, total goodwill was $15.4 billion as of December 31, 2023.

This transaction is not material with respect to BNSF’s financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC 805, so the Company has not provided pro forma information relating to the period prior to the transaction.

8. Property and Equipment, Net

Property and equipment, net (in millions), and the corresponding ranges of estimated useful lives were as follows:

	December 31, 2023	December 31, 2022	Range of Estimated Useful Life
Land for transportation purposes	$7,068	$6,538	—
Track structure	30,366	28,334	15 – 55 years
Other roadway [a]	34,257	32,478	10 – 100 years
Locomotives	10,627	10,528	8 – 37 years
Freight cars and other equipment	3,927	3,838	8 – 45 years
Computer hardware, software and other	1,703	1,664	6 – 15 years
Construction in progress	1,715	1,744	—
Total cost	89,663	85,124
Less accumulated depreciation and amortization	(19,464)	(17,899)
Property and equipment, net	$70,199	$67,225
[a] Other roadway includes grading, bridges, signals, buildings and other road assets.

The Consolidated Balance Sheets as of both December 31, 2023 and 2022 included $1.2 billion of capitalized right-of-use fixed assets and related accumulated amortization of $449 million and $424 million, respectively, under other assets.

The Company capitalized $39 million, $28 million and $25 million of interest for the years ended December 31, 2023, 2022 and 2021, respectively.

9. Goodwill

As of December 31, 2023 and 2022, the carrying value of goodwill was $15.4 billion and $14.9 billion, respectively. See Note 7 to the Consolidated Financial Statements for further information related to goodwill activity during 2023. During the years ended December 31, 2023, 2022 and 2021, no impairment losses were incurred and there were no accumulated impairment losses related to goodwill as of both December 31, 2023 and 2022.

10. Leases

The following table shows the components of lease cost (in millions):

Lease Cost	Years ended December 31,
	2023	2022
Operating lease cost	$393	$402
Finance lease cost:
Amortization of right-of-use assets	19	19
Interest on lease liabilities	6	7
Short-term lease cost	39	50
Total lease cost	$457	$478

Supplemental balance sheet information related to leases was as follows (in millions):

Operating Leases	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$1,082	$1,233

Accounts payable and other current liabilities	$322	$325
Operating lease liabilities	554	680
Total operating lease liabilities	$876	$1,005

Finance Leases	December 31, 2023	December 31, 2022
Property and equipment	$346	$352
Accumulated depreciation	(212)	(204)
Property and equipment, net	$134	$148

Long-term debt due within one year	$22	$24
Long-term debt	72	91
Total finance lease liabilities	$94	$115

Supplemental cash flow information related to leases was as follows (in millions):

Cash Flow	Years ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$372	$368
Operating cash flows for finance leases	$6	$7
Financing cash flows for finance leases	$25	$29
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$218	$(35)

Other information related to leases was as follows:

Other Information	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	5.6	5.7
Finance leases	4.2	5.1
Weighted-average discount rate:
Operating leases	4.0%	3.6%
Finance leases	5.7%	5.8%

Maturities of lease liabilities as of December 31, 2023 are summarized as follows (in millions):

	Operating Leases	Finance Leases
2024	$340	$26
2025	245	26
2026	112	24
2027	100	22
2028	37	8
Thereafter	151	—
Total lease payments	985	106
Less amount representing interest	(109)	(12)
Total	$876	$94

11. Other Assets

Other Assets consisted of the following (in millions):

	December 31, 2023	December 31, 2022
Investment in Unconsolidated Subsidiaries	$1,020	$976
Pension Asset	944	752
Payments to Joint Facility Partners and Service Providers	690	2,653
Other	515	489
Total	$3,169	$4,870

Certain payments to joint facility partners and service providers are amortized over the life of the related asset or agreement. As a result of the approved lease termination between BNSF Railway and MRL during the second quarter of 2023, the Other Assets balance associated with this transaction was reclassified in accordance with ASC 805. See Note 7 to the Consolidated Financial Statements for further information.

12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31, 2023	December 31, 2022
Compensation and benefits payable	$846	$1,355
Accounts payable	603	389
Property and income tax liabilities	588	515
Customer incentives	428	319
Operating leases - current	322	325
Accrued interest	277	280
Capital expenditure estimated liabilities	193	141
Casualty and environmental liabilities	120	125
Rents and leases	108	98
Other	855	900
Total	$4,340	$4,447

13. Debt

Debt outstanding, excluding finance leases, was as follows (in millions):

	December 31, 2023 [a]		December 31, 2022 [a]
Notes and debentures, due through 2097	$22,819	4.7%	$22,719	4.6%
Equipment obligations, due through 2028	355	3.6	378	3.6
Mortgage bonds, due through 2047	47	3.1	47	3.1
Financing obligations, due through 2053	288	4.6	298	4.6
Unamortized fair value adjustment under acquisition method accounting, discount, debt issuance costs, and other, net	(121)		(105)
Total	23,388		23,337
Less current portion of long-term debt	(1,243)	3.6%	(1,538)	3.5%
Long-term debt	$22,145		$21,799
a  Amounts represent debt outstanding and weighted average effective interest rates for 2023 and 2022, respectively. Maturities are as of December 31, 2023.

As of December 31, 2023, certain BNSF Railway properties and other assets were subject to liens securing $47 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway and its subsidiaries were subject to equipment obligations.

The Registrant is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of December 31, 2023, the Registrant was in compliance with these financial covenants.

The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

The following table provides principal cash flows and fair value information for the Company’s debt obligations.

	December 31, 2023
	Maturity Date						Total	Fair Value
	2024	2025	2026	2027	2028	Thereafter
Debt maturities (in millions)	$1,243	$1,241	$48	$751	$460	$19,645	$23,388	$22,374

As of December 31, 2022, the fair value of debt was $21.5 billion.

Notes and Debentures

In May 2023, the Board of Directors authorized an additional $3.0 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the Securities and Exchange Commission (SEC).

In June 2023, the Company issued $1.6 billion of 5.2 percent debentures due April 15, 2054. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

As of December 31, 2023, $2.95 billion remained authorized by the Board of Directors to be issued through the SEC debt shelf offering process.

14. Commitments and Contingencies

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Years ended December 31,
	2023	2022	2021
Beginning balance	$263	$296	$273
Accruals / changes in estimates	89	51	61
Payments	(88)	(84)	(38)
Ending balance	$264	$263	$296
Current portion of ending balance	$85	$90	$85

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Years ended December 31,
	2023	2022	2021
Beginning balance	$247	$251	$265
Accruals / changes in estimates	7	14	3
Payments	(18)	(18)	(17)
Ending balance	$236	$247	$251
Current portion of ending balance	$35	$35	$35

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks including FELA, railroad protective and force account insurance, and property and excess general liability which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts and treasury bills. As of December 31, 2023 and 2022, there were $561 million and $545 million, respectively, related to these third-party investments which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

Guarantee
As of December 31, 2023, BNSF has not been called upon to perform under the guarantee specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2023, were as follows (dollars in millions):

	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount [a]		Remaining Term (in years)	Capitalized Obligations
Chevron Phillips Chemical Company LP	—%	N/A	[c]	N/A	[c]	N/A	[c]	4	$8	[b]
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

15. Employment Benefit Plans

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Years ended December 31,
	2023	2022	2021
Service cost	$10	$18	$25
Interest cost	84	62	56
Expected return on plan assets	(185)	(182)	(176)
Amortization of net (gain) loss	(34)	3	2
Settlement loss (gain)	—	(1)	(1)
Net (benefit) cost recognized	$(125)	$(100)	$(94)

The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. The following tables show the change in projected benefit obligation for the Pension Plans (in millions):

	Pension Benefits
Change in Benefit Obligation	December 31, 2023	December 31, 2022
Projected benefit obligation at beginning of period	$1,678	$2,322
Service cost	10	18
Interest cost	84	62
Actuarial loss (gain)	106	(579)
Benefits paid	(137)	(141)
Settlements	(2)	(4)
Projected benefit obligation at end of period	1,739	1,678
Component representing future salary increases	(9)	(17)
Accumulated benefit obligation at end of period	$1,730	$1,661

For the year ended December 31, 2023, the change in benefit obligation resulted from actuarial losses primarily attributable to participant demographics and a decrease in the discount rate from the preceding year. For the year ended December 31, 2022, the change in benefit obligation resulted from actuarial gains primarily attributable to an increase in the discount rate from the preceding year.

The following tables show the change in plan assets of the Pension Plans (in millions):

	Pension Benefits
Change in Plan Assets	December 31, 2023	December 31, 2022
Fair value of plan assets at beginning of period	$2,355	$3,170
Actual return (loss) on plan assets	384	(681)
Employer contributions[a]	11	11
Benefits paid	(137)	(141)
Settlements	(2)	(4)
Fair value of plan assets at end of period	$2,611	$2,355
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status of the Pension Plans, defined as plan assets less the projected benefit obligation (in millions):

	Pension Benefits
	December 31, 2023	December 31, 2022
Funded status (plan assets less projected benefit obligations)	$872	$677

Of the net pension assets of $872 million and $677 million recognized as of December 31, 2023 and 2022, respectively, $11 million was included in other current liabilities as of both December 31, 2023 and 2022, and $944 million and $752 million were included in other assets as of December 31, 2023 and 2022, respectively.

The BNSF Supplemental Retirement Plan had accumulated and projected benefit obligations in excess of plan assets as of both December 31, 2023 and 2022. The following table shows the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for each period (in millions):

	December 31, 2023	December 31, 2022
Projected benefit obligation	$72	$75
Accumulated benefit obligation	$70	$72
Fair value of plan assets	$—	$—

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to accumulated other comprehensive income (loss) (AOCI). Pre-tax amounts currently recognized in AOCI consisted of a net gain of $285 million and $226 million as of December 31, 2023 and 2022, respectively. The following table shows the pre-tax change in AOCI attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits
	Years ended December 31,
Change in AOCI	2023	2022	2021
Beginning balance	$226	$509	$182
Amortization of net (gain) loss	(34)	3	2
Actuarial gain (loss)	93	(285)	326
Settlements	—	(1)	(1)
Ending balance	$285	$226	$509

The assumptions used in accounting for the Pension Plans were as follows:

	Pension Benefits
	Years ended December 31,
Assumptions Used to Determine Net Cost	2023	2022	2021
Discount rate	5.2%	2.7%	2.3%
Expected long-term rate of return on plan assets	6.7%	6.5%	6.7%
Rate of compensation increase	3.1%	3.1%	3.1%

	Pension Benefits
Assumptions Used to Determine Benefit Obligations	December 31, 2023	December 31, 2022
Discount rate	5.0%	5.2%
Rate of compensation increase	3.0%	3.1%

The Company determined the discount rate based on a yield curve that utilized year-end market yields of high-quality corporate bonds to develop spot rates that are matched against the plans’ expected benefit payments. The discount rate used for the 2024 calculation of pension net benefit cost decreased to 5.0 percent, which reflects market conditions at the December 31, 2023 measurement date.

Various other assumptions including retirement and withdrawal rates, compensation increases, payment form and benefit commencement age are based upon a five-year experience study. In 2021, the Company obtained an updated study which had an immaterial impact on its pension and retiree health and welfare projected benefit obligation.

The Company utilizes actuary-produced mortality tables and an improvement scale derived from the most recently available data, which were used in the calculation of its December 31, 2023 and 2022 liabilities.

Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities.

The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Actual experience may differ from the assumed rates. The expected rate of return on pension plan assets was 6.7 percent for 2023 and will be 6.7 percent for 2024.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and expected rate of return on plan assets:

Sensitivity Analysis
	Change in 2024 Net Benefit Cost
Hypothetical Discount Rate Change	Pension
50 basis point decrease	$5	million	increase
50 basis point increase	$4	million	decrease
Hypothetical Expected Rate of Return on Plan Assets Change	Pension
50 basis point decrease	$14	million	increase
50 basis point increase	$14	million	decrease

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

The following table summarizes the investments of the funded pension plans as of December 31, 2023, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2023	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$11	$—	$11	$—
Equity securities[b]	2,448	2,448	—	—
Government obligations	148	148	—	—
Other fixed maturity securities	4	—	4	—
Total	$2,611	$2,596	$15	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2023, four equity securities each exceeded 10 percent of total plan assets. These investments represent approximately 80 percent of total plan assets.

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
b As of December 31, 2022, three equity securities each exceeded 10 percent of total plan assets. These investments represented approximately 66 percent of total plan assets.

The Company is not required to make contributions to its funded pension plans in 2024.

The following table shows expected benefit payments from the Pension Plans for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments[a]
2024	$140
2025	$136
2026	$132
2027	$126
2028	$124
2029-2033	$591
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Other Benefit Plans
The Registrant and BNSF Railway sponsor qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matches contributions made by non-union employees and a limited number of union employees subject to certain percentage limits of the employees’ earnings. Non-union employees hired on or after April 1, 2019, and employees hired before that date who have transitioned from the BNSF Retirement Plan are also eligible for an additional employer contribution based on the employees’ age and years of service. The Company's 401(k) expense was $66 million, $58 million and $52 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Certain salaried employees of BNSF who met age and years of service requirements and who began salaried employment prior to September 22, 1995 are eligible for medical benefits, including prescription drug coverage, during retirement. For pre-Medicare participants, the postretirement medical and prescription drug benefit is contributory and provides benefits to retirees and their covered dependents. For Medicare eligible participants, a yearly stipend is recorded in a Health Reimbursement Account (HRA) established on their behalf. Retirees can use these HRAs to reimburse themselves for eligible out-of-pocket expenses, as well as premiums for personal supplemental insurance policies. HRAs are unfunded, so no funds are expended by the Company until the reimbursements are paid to participants. As of December 31, 2023 and 2022, the projected benefit obligation associated with the retiree health and welfare plans was $150 million and $155 million, respectively. For each of the years ended December 31, 2023, 2022 and 2021, the service cost associated with the health and welfare plans was approximately $1 million.

Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Health care claim payments and life insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $26 million, $31 million and $46 million during the years ended December 31, 2023, 2022 and 2021, respectively. The average number of employees covered under these plans was approximately 31,000 during the years ended December 31, 2023, 2022 and 2021.

16. Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the years ended December 31, 2023, 2022 and 2021, the Company declared and paid cash distributions of $3.1 billion, $5.0 billion and $3.8 billion, respectively, to Berkshire. For the years ended December 31, 2023, 2022 and 2021, the Company received tax refunds of $65 million, $20 million and $47 million, respectively, from Berkshire, and made tax payments of $1.2 billion, $1.5 billion and $1.1 billion, respectively, to Berkshire. As of December 31, 2023 and 2022, the Company had a payable to Berkshire of $170 million and $112 million, respectively.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Years ended December 31,
	2023	2022	2021
Revenues	$107	$104	$106
Expenditures	$405	$421	$385

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.4 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $848 million and $807 million as of December 31, 2023 and 2022, respectively. The Company incurred car hire expenditures with TTX of $394 million, $409 million, and $386 million for the years ended December 31, 2023, 2022, and 2021, respectively.

17. Accumulated Other Comprehensive Income

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

The following tables provide the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Total
Balance as of December 31, 2020	$101	$(3)	$98
Other comprehensive income (loss) before reclassifications, net of $81 million tax expense	251	—	251
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	6	—	6
Settlement (gain) loss[a]	(1)	—	(1)
Tax expense (benefit)	(1)	—	(1)
Balance as of December 31, 2021	$356	$(3)	$353
Other comprehensive income (loss) before reclassifications, net of $56 million tax benefit	(175)	12	(163)
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	6	—	6
Settlement (gain) loss[a]	(1)	—	(1)
Tax expense (benefit)	(1)	—	(1)
Balance as of December 31, 2022	$185	$9	$194
Other comprehensive income (loss) before reclassifications, net of $21 million tax expense	68	(1)	67
Amounts reclassified from AOCI:
Amortization of actuarial gains[a]	(36)	—	(36)
Tax expense (benefit)	9	—	9
Balance as of December 31, 2023	$226	$8	$234
a     This accumulated other comprehensive income component is included in the computation of net periodic pension cost (see Note 15 for additional details).

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

Management’s Report on Internal Control Over Financial Reporting
The management of BNSF is responsible for establishing and maintaining adequate internal control over financial reporting. BNSF’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of BNSF’s financial statements for external reporting purposes in accordance with generally accepted accounting principles in the U.S.

Management assessed the effectiveness of BNSF’s internal control over financial reporting as of December 31, 2023. In making this assessment, management adopted and used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that as of December 31, 2023, BNSF’s internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information

Berkshire Hathaway Inc. holds 100% of the membership interest of Registrant. Accordingly, during the fiscal quarter ended December 31, 2023, none of Registrant's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of Registrant's securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
The following table presents the fees billed to BNSF, including its majority-owned subsidiaries, for services provided by Deloitte & Touche LLP, the independent registered public accounting firm, for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Audit fees	$3,514	$3,337
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$3,514	$3,337

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

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit, and tax planning for specific transactions or potential transactions of the Company. No tax fees were billed in 2023 or 2022.

All Other Fees
All other fees consist of subscription-related fees.

Pre-Approval Policies and Procedures
The Registrant is a wholly-owned subsidiary of Berkshire Hathaway Inc. and does not have an audit committee. During 2023 and 2022, the Audit Committee of Berkshire Hathaway Inc. pre-approved all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

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
	3.2
Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, as further amended by the Written Consent of the Sole Member, dated January 1, 2021, and as further amended by the Written Consent of the Sole Member, dated September 30, 2023. Ø ‡

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

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.16	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Trust Company, N.A., as Trustee.	8-K	3/14/2008	1-11535	4.1
4.17	Officers’ Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 15, 2018, including the form of the Notes.	8-K	3/14/2008	1-11535	4.2
4.18	Third Supplemental Indenture, dated as of December 3, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/3/2008	1-11535	4.1
4.19	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.1
4.20	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.2
4.21	Fifth Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	2/16/2010	1-11535	4.1
4.22	Second Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and U.S. Bank Trust National Association.	8-K	2/16/2010	1-11535	4.2
4.23	Sixth Supplemental Indenture, dated as of May 17, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/17/2010	1-11535	4.1
4.24	Certificate of Determination as to the terms of BNSF’s 5.75% Debentures due May 1, 2040.	8-K	5/17/2010	1-11535	4.2
4.25	Seventh Supplemental Indenture, dated as of September 10, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/10/2010	1-11535	4.1
4.26	Certificate of Determination as to the terms of BNSF’s 3.60% Debentures due September 1, 2020 and 5.05% Debentures due March 1, 2041.	8-K	9/10/2010	1-11535	4.2
4.27	Eighth Supplemental Indenture, dated as of May 19, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/19/2011	1-11535	4.1
4.28	Certificate of Determination as to the terms of BNSF’s 4.10% Debentures due June 1, 2021 and 5.40% Debentures due June 1, 2041.	8-K	5/19/2011	1-11535	4.2
4.29	Ninth Supplemental Indenture, dated as of August 22, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2011	1-11535	4.1
4.30	Certificate of Determination as to the terms of BNSF’s 3.45% Debentures due September 15, 2021 and 4.95% Debentures due September 15, 2041.	8-K	8/22/2011	1-11535	4.2
4.31	Tenth Supplemental Indenture, dated as of March 2, 2012, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/2/2012	1-11535	4.1
4.32	Certificate of Determination as to the terms of BNSF’s 3.05% Debentures due March 15, 2022 and 4.40% Debentures due March 15, 2042.	8-K	3/2/2012	1-11535	4.2
4.33	Eleventh Supplemental Indenture, dated as of August 23, 2012, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/23/2012	1-11535	4.1
4.34	Certificate of Determination as to the terms of BNSF’s 3.050% Debentures due September 1, 2022 and 4.375% Debentures due September 1, 2042.	8-K	8/23/2012	1-11535	4.2

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.35	Twelfth Supplemental Indenture, dated as of March 12, 2013, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/12/2013	1-11535	4.1
4.36	Certificate of Determination as to the terms of BNSF’s 3.00% Debentures due March 15, 2023 and 4.45% Debentures due March 15, 2043.	8-K	3/12/2013	1-11535	4.2
4.37	Thirteenth Supplemental Indenture, dated as of August 22, 2013, to Indenture dated December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2013	1-11535	4.1
4.38	Certificate of Determination as to the terms of BNSF’s 3.850% Debentures due September 1, 2023 and 5.150% Debentures due September 1, 2043.	8-K	8/22/2013	1-11535	4.2
4.39	Fourteenth Supplemental Indenture, dated as of March 7, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/7/2014	1-11535	4.1
4.40	Certificate of Determination as to the terms of BNSF’s 3.750% Debentures due April 1, 2024 and 4.900% Debentures due April 1, 2044.	8-K	3/7/2014	1-11535	4.2
4.41	Fifteenth Supplemental Indenture, dated as of August 18, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/18/2014	1-11535	4.1
4.42	Certificate of Determination as to the terms of BNSF’s 3.400% Debentures due September 1, 2024 and 4.550% Debentures due September 1, 2044.	8-K	8/18/2014	1-11535	4.2
4.43	Sixteenth Supplemental Indenture, dated as of March 9, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2015	1-11535	4.1
4.44	Certificate of Determination as to the terms of BNSF’s 3.000% Debentures due April 1, 2025 and 4.150% Debentures due April 1, 2045.	8-K	3/9/2015	1-11535	4.2
4.45	Seventeenth Supplemental Indenture, dated as of August 20, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/20/2015	1-11535	4.1
4.46	Certificate of Determination as to the terms of BNSF’s 3.650% Debentures due September 1, 2025 and 4.700% Debentures due September 1, 2045.	8-K	8/20/2015	1-11535	4.2
4.47	Eighteenth Supplemental Indenture, dated as of May 16, 2016, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/16/2016	1-11535	4.1
4.48	Certificate of Determination as to the terms of BNSF’s 3.900% Debentures due August 1, 2046.	8-K	5/16/2016	1-11535	4.2
4.49	Nineteenth Supplemental Indenture, dated as of March 9, 2017, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2017	1-11535	4.1
4.50	Certificate of Determination as to the terms of BNSF’s 3.250% Debentures due June 15, 2027 and 4.125% Debentures due June 15, 2047.	8-K	3/9/2017	1-11535	4.2
4.51	Twentieth Supplemental Indenture, dated as of March 5, 2018, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/5/2018	1-11535	4.1
4.52	Certificate of Determination as to the terms of BNSF’s 4.050% Debentures due June 15, 2048.	8-K	3/5/2018	1-11535	4.2
4.53	Twenty-First Supplemental Indenture, dated as of August 2, 2018, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/2/2018	1-11535	4.1

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit

	4.54	Certificate of Determination as to the terms of BNSF’s 4.150% Debentures due December 15, 2048.	8-K	8/2/2018	1-11535	4.2
	4.55	Twenty-Second Supplemental Indenture, dated as of July 24, 2019, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	7/24/2019	1-11535	4.1
	4.56	Certificate of Determination as to the terms of BNSF’s 3.550% Debentures due February 15, 2050.	8-K	7/24/2019	1-11535	4.2
	4.57	Twenty-Third Supplemental Indenture, dated as of April 13, 2020, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4/13/2020	1-11535	4.1
	4.58	Certificate of Determination as to the terms of BNSF's 3.050% Debentures due February 15, 2051.	8-K	4/13/2020	1-11535	4.2
	4.59	Twenty-Fourth Supplemental Indenture, dated as of April 6, 2021, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4/6/2021	1-11535	4.1
	4.60	Certificate of Determination as to the terms of BNSF's 3.300% Debentures due September 15, 2051.	8-K	4/6/2021	1-11535	4.2
	4.61	Twenty-Fifth Supplemental Indenture, dated as of November 29, 2021, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/8/2021	1-11535	4.1
	4.62	Certificate of Determination as to the terms of BNSF's 2.875% Debentures due June 15, 2052.	8-K	12/8/2021	1-11535	4.2
	4.63	Twenty-Sixth Supplemental Indenture, dated as of June 7, 2022, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	6/7/2022	1-11535	4.1
	4.64	Certificate of Determination as to the terms of BNSF’s 4.450% Debentures due January 15, 2053.	8-K	6/7/2022	1-11535	4.2
	4.65	Twenty-Seventh Supplemental Indenture, dated as of June 9, 2023, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	6/9/2023	1-11535	4.1
	4.66	Certificate of Determination as to the terms of BNSF's 5.200% Debentures due April 15, 2054.	8-K	6/9/2023	1-11535	4.2
	4.67	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. ‡
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
	101
The following financial information from Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iv) the Consolidated Balance Sheets as of December 31, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, (vi) the Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021, and (vii) the Notes to the Consolidated Financial Statements. ‡

(104)	104	Cover Page Interactive Data File (formatted as iXBRL and continued in Exhibit 101)
‡    Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Santa Fe, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Burlington Northern Santa Fe, LLC
		By:	/s/ Kathryn M. Farmer
Dated:	February 26, 2024		Kathryn M. Farmer President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe, LLC and in the capacities and on the date indicated.

Signature	Title

/s/ Kathryn M. Farmer	President and Chief Executive Officer
Kathryn M. Farmer	(Principal Executive Officer), and Director

/s/ Paul W. Bischler	Executive Vice President and Chief Financial Officer
Paul W. Bischler	(Principal Financial Officer), and Director

/s/ Candace I. Palmarozzi	Vice President and Controller
Candace I. Palmarozzi	(Principal Accounting Officer)

/s/ Gregory E. Abel*	Director
Gregory E. Abel

/s/ Stevan B. Bobb	Director
Stevan B. Bobb

/s/ Warren E. Buffett*	Director
Warren E. Buffett

/s/ Marc D. Hamburg*	Director
Marc D. Hamburg

/s/ Carl R. Ice	Director
Carl R. Ice

/s/ Matthew J. Igoe	Director
Matthew J. Igoe

/s/ Jill K. Mulligan	Director
Jill K. Mulligan

		*By:	/s/ Dustin J. Almaguer
Dated:	February 26, 2024		Dustin J. Almaguer, Attorney-in-fact

S-1