Form 10-Q
period 2024-03-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2024-05-06
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2024
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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$5,660	$6,019
Operating expenses:
Compensation and benefits	1,412	1,330
Fuel	854	964
Depreciation and amortization	661	647
Purchased services	503	625
Equipment rents	174	169
Materials and other	336	428
Total operating expenses	3,940	4,163
Operating income	1,720	1,856
Interest expense	265	257
Other (income) expense, net	(64)	(50)
Income before income taxes	1,519	1,649
Income tax expense	376	402
Net income	$1,143	$1,247

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$1,143	$1,247
Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	(4)	(6)
Change in accumulated other comprehensive income (loss) of equity method investees	1	(1)
Other comprehensive income (loss), net of tax	(3)	(7)
Total comprehensive income	$1,140	$1,240

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,484	$2,148
Accounts receivable, net	1,409	1,504
Materials and supplies	989	1,009
Other current assets	169	116
Total current assets	5,051	4,777

Property and equipment, net of accumulated depreciation of $19,963 and $19,464, respectively	70,266	70,199
Goodwill	15,351	15,350
Operating lease right-of-use assets	1,164	1,082
Other assets	3,221	3,169
Total assets	$95,053	$94,577

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$4,132	$4,340
Long-term debt and finance leases due within one year	1,262	1,265
Total current liabilities	5,394	5,605

Long-term debt and finance leases	22,214	22,217
Deferred income taxes	15,266	15,222
Operating lease liabilities	615	554
Casualty and environmental liabilities	374	380
Pension and retiree health and welfare liability	193	196
Other liabilities	1,094	1,140
Total liabilities	45,150	45,314
Commitments and contingencies (see Note 6)
Equity:
Member’s equity	49,672	49,029
Accumulated other comprehensive income (loss)	231	234
Total equity	49,903	49,263
Total liabilities and equity	$95,053	$94,577

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income	$1,143	$1,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	661	647
Deferred income taxes	45	71
Other, net	(64)	(47)
Changes in current assets and liabilities:
Accounts receivable, net	95	(19)
Materials and supplies	20	18
Other current assets	(26)	(35)
Accounts payable and other current liabilities	(183)	(431)
Net cash provided by operating activities	1,691	1,451

Investing Activities
Capital expenditures excluding equipment	(647)	(679)
Acquisition of equipment	(75)	(16)
Purchases of investments and investments in time deposits	(23)	(15)
Other, net	(104)	(134)
Net cash used in investing activities	(849)	(844)

Financing Activities
Payments on long-term debt and finance leases	(6)	(708)
Cash distributions	(500)	—
Net cash used in financing activities	(506)	(708)
Increase (decrease) in cash and cash equivalents	336	(101)
Cash and cash equivalents:
Beginning of period	2,148	1,938
End of period	$2,484	$1,837

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$269	$300
Capital investments accrued but not yet paid	$149	$172
Income taxes paid, net of refunds	$2	$8

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2022	$47,042	$194	$47,236
Comprehensive income (loss), net of tax	1,247	(7)	1,240
Balance as of March 31, 2023	$48,289	$187	$48,476

Balance as of December 31, 2023	$49,029	$234	$49,263
Cash distributions	(500)	—	(500)
Comprehensive income (loss), net of tax	1,143	(3)	1,140
Balance as of March 31, 2024	$49,672	$231	$49,903

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2023, including the financial statements and notes thereto. Burlington Northern Santa Fe, LLC (Registrant) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of the Registrant and its subsidiaries (collectively, BNSF or Company), all of which are separate legal entities. The Registrant’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of March 31, 2024, and the results of operations for the three months ended March 31, 2024 and 2023 in accordance with generally accepted accounting principles in the United States.

2.Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended March 31,
	2024	2023
Consumer Products	$1,970	$1,867
Agricultural Products	1,432	1,476
Industrial Products	1,360	1,380
Coal	765	1,029
Total freight revenues	5,527	5,752
Non-rail logistics subsidiary	16	131
Accessorial and other	117	136
Total other revenues	133	267
Total operating revenues	$5,660	$6,019

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of both March 31, 2024 and December 31, 2023, $1.2 billion represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of March 31, 2024 and December 31, 2023, remaining performance obligations were $232 million and $248 million, respectively.

3.Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of March 31, 2024 and December 31, 2023, $36 million and $43 million, respectively, of such allowances had been recorded.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
4.Business Combinations

On March 8, 2023, the Surface Transportation Board (STB) issued a decision approving the discontinuance of service by Montana Rail Link, Inc. (MRL) over that certain line owned by BNSF Railway and leased to MRL, with BNSF Railway to resume providing service over the line. This decision became effective April 7, 2023.

The results of operations for MRL have been included in the Consolidated Statements of Income from the effective date of the STB's decision. The purchase price allocation was finalized as of March 31, 2024 with no material adjustments from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. See Note 7 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for additional information regarding the MRL transaction.

5.Debt

Notes and Debentures

As of March 31, 2024, $2.95 billion remained authorized by the Board of Directors to be issued through the debt shelf offering process.

The Registrant is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of March 31, 2024, the Registrant was in compliance with these financial covenants.

Fair Value of Debt Instruments

As of March 31, 2024 and December 31, 2023, the fair value of BNSF’s debt, excluding finance leases, was $21.7 billion and $22.4 billion, respectively, while the book value as of both March 31, 2024 and December 31, 2023, which also excludes finance leases, was $23.4 billion. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$264	$263
Accruals / changes in estimates	26	17
Payments	(28)	(19)
Ending balance	$262	$261
Current portion of ending balance	$85	$90

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $215 million to $335 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$236	$247
Accruals / changes in estimates	—	1
Payments	(4)	(4)
Ending balance	$232	$244
Current portion of ending balance	$35	$35

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $205 million to $270 million.

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks including FELA, railroad protective and force account insurance, and property and excess general liability which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasury bills. As of March 31, 2024 and December 31, 2023, there was $565 million and $561 million, respectively, related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	2024	2023
Service cost	$3	$2
Interest cost	21	21
Expected return on plan assets	(47)	(46)
Amortization of net (gain) loss	(5)	(8)
Net (benefit) cost recognized	$(28)	$(31)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

8.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the three-month period ended March 31, 2024, the Company declared and paid cash distributions of $500 million to Berkshire. The Company declared and paid no cash distributions to Berkshire during the same period in 2023. During the three-month period ended March 31, 2024, the Company made no tax payments and received no tax refunds from Berkshire. During the three-month period ended March 31, 2023, the Company made tax payments of less than $1 million and received no tax refunds from Berkshire. As of March 31, 2024 and December 31, 2023, the Company had a tax payable to Berkshire of $436 million and a payable to Berkshire of $170 million, respectively.

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.4 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $860 million and $848 million as of March 31, 2024 and December 31, 2023, respectively. The Company incurred car hire expenditures with TTX of $97 million and $89 million for the three-months ended March 31, 2024 and 2023, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$185	$9	$194
Other comprehensive income (loss), net before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(9)	—	(9)
Tax expense (benefit)	3	—	3
Balance as of March 31, 2023	$179	$8	$187

Balance as of December 31, 2023	$226	$8	$234
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(5)	—	(5)
Tax expense (benefit)	1	—	1
Balance as of March 31, 2024	$222	$9	$231
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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the three months ended March 31, 2024, and a comparative analysis of the three months ended March 31, 2023.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Consumer Products	$1,970	$1,867	1,272	1,066
Agricultural Products	1,432	1,476	311	300
Industrial Products	1,360	1,380	388	389
Coal	765	1,029	293	369
Total freight revenues	5,527	5,752	2,264	2,124
Other revenues	133	267
Total operating revenues	$5,660	$6,019

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2024	2023
Consumer Products	$1,549	$1,751
Agricultural Products	4,605	4,920
Industrial Products	3,505	3,548
Coal	2,611	2,789
Total freight revenues	$2,441	$2,708

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2024	2023
Fuel expense [a]	$854	$964
Fuel surcharges	$575	$781
a  Fuel expense includes locomotive and non-locomotive fuel.

    Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

Revenues

Revenues for the three months ended March 31, 2024 were $5.7 billion, a decrease of $359 million, or 6 percent, as compared with the three months ended March 31, 2023. This was primarily due to a 10 percent decrease in average revenue per car / unit resulting from lower fuel surcharge revenue and unfavorable business mix, partially offset by a 7 percent increase in unit volume. Revenue amounts also included the following changes between periods:

▪Consumer Products volumes increased primarily due to higher intermodal shipments resulting from higher west coast imports and the gain of an intermodal customer, along with an increase in automotive volume from higher vehicle production.

▪Agricultural Products volumes increased primarily due to higher grain exports and fertilizer shipments, partially offset by lower volumes of domestic grains.

▪Industrial Products volumes decreased primarily due to lower mineral and aggregate shipments, which was mostly offset by higher volumes of petroleum products, plastics, and taconite shipments.

▪Coal volumes decreased primarily due to moderating demand as a result of lower natural gas prices.

Expenses

Operating expenses for the three months ended March 31, 2024 were $3.9 billion, a decrease of $223 million, or 5 percent, as compared with the three months ended March 31, 2023. A significant portion of this decrease is due to the following changes in expenses:

▪Purchased services expense decreased primarily due to lower purchased transportation driven by the sale of brokerage operations of BNSF Logistics, LLC and lower purchased services expense from MRL effective April 7, 2023.

▪Fuel expense decreased primarily due to lower average fuel prices, partially offset by higher volumes.

▪Materials and other expense decreased primarily due to lower property taxes, litigation costs, and other cost reductions across various spend categories.

▪Compensation and benefits expenses increased primarily due to wage inflation and the inclusion of MRL's employee costs effective April 7, 2023, partially offset by improved employee productivity.

▪There were no significant changes in depreciation and amortization or equipment rents expense.

The effective tax rate was 24.8 percent and 24.4 percent for the three months ended March 31, 2024 and 2023, respectively.

Forward-Looking Information

To the extent that statements relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws.

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in "Part I, Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

•   Operating factors: changes in operating conditions and costs; operational and other difficulties with positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; disruptions to BNSF’s or third-party service providers' technology networks including computer systems and software, such as cybersecurity intrusions, unauthorized access to or misappropriation of assets or sensitive information, corruption of data or operational disruptions; network congestion, including effects of greater than anticipated demand for transportation services and equipment; as well as pandemics or natural events such as severe weather, fires, floods, and earthquakes or man-made or other disruptions of BNSF’s or other railroads’ operating systems, structures, or equipment including the effects of acts of war or terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 5.    Other Information

Berkshire Hathaway Inc. holds 100% of the membership interest of Registrant. Accordingly, during the fiscal quarter ended March 31, 2024, none of the Registrant's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of Registrant's securities.

Item 6.Exhibits

Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, as further amended by the Written Consent of the Sole Member, dated January 1, 2021, and as further amended by the Written Consent of the Sole Member, dated September 30, 2023.	10-K	2/26/2024	001-11535	3.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three months ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three months ended March 31, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iv) the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (vi) the Consolidated Statements of Changes in Equity for the periods ended March 31, 2024 and 2023, and (vii) the Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  May 6, 2024

S-1