Form 10-Q
period 2024-06-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2024-08-05
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2024
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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$5,739	$5,828	$11,399	$11,847
Operating expenses:
Compensation and benefits	1,321	1,393	2,733	2,723
Fuel	822	833	1,676	1,797
Depreciation and amortization	666	653	1,327	1,300
Purchased services	508	596	1,011	1,221
Equipment rents	173	171	347	340
Materials and other	426	372	762	800
Total operating expenses	3,916	4,018	7,856	8,181
Operating income	1,823	1,810	3,543	3,666
Interest expense	267	256	532	513
Other (income) expense, net	(66)	(61)	(130)	(111)
Income before income taxes	1,622	1,615	3,141	3,264
Income tax expense	395	351	771	753
Net income	$1,227	$1,264	$2,370	$2,511

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,227	$1,264	$2,370	$2,511
Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	(4)	(7)	(8)	(13)
Change in accumulated other comprehensive income (loss) of equity method investees	—	—	1	(1)
Other comprehensive income (loss), net of tax	(4)	(7)	(7)	(14)
Total comprehensive income	$1,223	$1,257	$2,363	$2,497

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,066	$2,148
Accounts receivable, net	1,451	1,504
Materials and supplies	1,026	1,009
Other current assets	169	116
Total current assets	4,712	4,777

Property and equipment, net of accumulated depreciation of $20,401 and $19,464, respectively	70,648	70,199
Goodwill	15,351	15,350
Operating lease right-of-use assets	1,181	1,082
Other assets	3,279	3,169
Total assets	$95,171	$94,577

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,819	$4,340
Long-term debt and finance leases due within one year	1,265	1,265
Total current liabilities	5,084	5,605

Long-term debt and finance leases	22,967	22,217
Deferred income taxes	15,280	15,222
Operating lease liabilities	622	554
Casualty and environmental liabilities	373	380
Pension and retiree health and welfare liability	190	196
Other liabilities	1,129	1,140
Total liabilities	45,645	45,314
Commitments and contingencies (see Note 6)
Equity:
Member’s equity	49,299	49,029
Accumulated other comprehensive income (loss)	227	234
Total equity	49,526	49,263
Total liabilities and equity	$95,171	$94,577

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income	$2,370	$2,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,327	1,300
Deferred income taxes	60	111
Other, net	(86)	(81)
Changes in current assets and liabilities:
Accounts receivable, net	53	72
Materials and supplies	(17)	17
Other current assets	42	(21)
Accounts payable and other current liabilities	(570)	(812)
Net cash provided by operating activities	3,179	3,097

Investing Activities
Capital expenditures excluding equipment	(1,524)	(1,605)
Acquisition of equipment	(232)	(72)
Purchases of investments and investments in time deposits	(29)	(21)
Other, net	(130)	(176)
Net cash used in investing activities	(1,915)	(1,874)

Financing Activities
Proceeds from issuance of long-term debt	1,300	1,600
Payments on long-term debt and finance leases	(530)	(737)
Cash distributions	(2,100)	(1,100)
Other, net	(16)	(13)
Net cash used in financing activities	(1,346)	(250)
Increase (decrease) in cash and cash equivalents	(82)	973
Cash and cash equivalents:
Beginning of period	2,148	1,938
End of period	$2,066	$2,911

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$529	$517
Capital investments accrued but not yet paid	$184	$362
Income taxes paid, net of refunds	$731	$825

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2022	$47,042	$194	$47,236
Comprehensive income (loss), net of tax	1,247	(7)	1,240
Balance as of March 31, 2023	48,289	187	48,476
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,264	(7)	1,257
Balance as of June 30, 2023	$48,453	$180	$48,633

Balance as of December 31, 2023	$49,029	$234	$49,263
Cash distributions	(500)	—	(500)
Comprehensive income (loss), net of tax	1,143	(3)	1,140
Balance as of March 31, 2024	49,672	231	49,903
Cash distributions	(1,600)	—	(1,600)
Comprehensive income (loss), net of tax	1,227	(4)	1,223
Balance as of June 30, 2024	$49,299	$227	$49,526

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of June 30, 2024, and the results of operations for the three and six months ended June 30, 2024 and 2023 in accordance with generally accepted accounting principles in the United States.

2.Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consumer Products	$2,122	$1,895	$4,092	$3,762
Agricultural Products	1,423	1,292	2,855	2,768
Industrial Products	1,441	1,447	2,801	2,827
Coal	608	936	1,373	1,965
Total freight revenues	5,594	5,570	11,121	11,322
Non-rail logistics subsidiary	22	124	38	255
Accessorial and other	123	134	240	270
Total other revenues	145	258	278	525
Total operating revenues	$5,739	$5,828	$11,399	$11,847

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of both June 30, 2024 and December 31, 2023, $1.2 billion represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of June 30, 2024 and December 31, 2023, remaining performance obligations were $334 million and $248 million, respectively.

3.Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of June 30, 2024 and December 31, 2023, $39 million and $43 million, respectively, of such allowances had been recorded.

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

The results of operations for MRL have been included in the Consolidated Statements of Income from the effective date of the STB's decision. The purchase price allocation was finalized as of March 31, 2024 with no material adjustments from those disclosed in the Company's Annual Report on Form 10-K for the year-ended December 31, 2023. See Note 7 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for additional information regarding the MRL transaction.

5.Debt

Notes and Debentures

In June 2024, the Registrant issued $1.3 billion of 5.5 percent debentures due March 15, 2055. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

As of June 30, 2024, $1.65 billion remained authorized by the Board of Directors to be issued through the debt shelf offering process.

The Registrant is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of June 30, 2024, the Registrant was in compliance with these financial covenants.

In June 2024, the Registrant conducted a consent solicitation from the holders of the 7.25% debentures due August 1, 2097 (the Covered Debt) to terminate the Replacement Capital Covenant associated with certain junior subordinated notes and related trust preferred securities. Under the terms of the Replacement Capital Covenant, the Registrant could only redeem or repurchase the junior subordinated notes or trust preferred securities prior to a specified date if it raised a specified amount of the funds from the sale of equity or equity-like securities. The Registrant received the requisite consents of the holders of the outstanding Covered Debt and, consequently, terminated the Replacement Capital Covenant as of June 26, 2024.

Fair Value of Debt Instruments

As of June 30, 2024 and December 31, 2023, the fair value of BNSF’s debt, excluding finance leases, was $22.0 billion and $22.4 billion, respectively, while the book value, which also excludes finance leases, was $24.1 billion and $23.4 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Six Months Ended June 30,
	2024	2023
Beginning balance	$264	$263
Accruals / changes in estimates	56	42
Payments	(56)	(47)
Ending balance	$264	$258
Current portion of ending balance	$85	$90

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $220 million to $340 million.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Six Months Ended June 30,
	2024	2023
Beginning balance	$236	$247
Accruals / changes in estimates	1	1
Payments	(8)	(9)
Ending balance	$229	$239
Current portion of ending balance	$35	$35

The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $200 million to $265 million.

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

On April 7, 2015, the Swinomish Indian Tribal Community (the Tribe) filed a legal case against BNSF Railway alleging that it breached an easement over the Tribe's reservation. On June 17, 2024, a judgement was entered against BNSF Railway in the amount of $395 million, which it has appealed. While the ultimate resolution of this matter is subject to further developments, the Company does not believe that the outcome will have a material adverse effect on its financial position, results of operations or liquidity.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks including FELA, railroad protective and force account insurance, and property and excess general liability which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasury bills. As of June 30, 2024 and December 31, 2023, there was $558 million and $561 million, respectively, related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$2	$3	$5	$5
Interest cost	21	21	42	42
Expected return on plan assets	(46)	(46)	(93)	(92)
Amortization of net (gain) loss	(5)	(9)	(10)	(17)
Net (benefit) cost recognized	$(28)	$(31)	$(56)	$(62)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
8.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the six-month periods ended June 30, 2024 and 2023, the Company declared and paid cash distributions of $2.1 billion and $1.1 billion to Berkshire, respectively. The Company made tax payments of $581 million and $664 million during the six-month period ended June 30, 2024 and 2023, respectively, while during both periods the Company received no tax refunds from Berkshire. As of June 30, 2024 and December 31, 2023, the Company had a tax payable to Berkshire of $152 million and a payable to Berkshire of $170 million, respectively.

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.4 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $873 million and $848 million as of June 30, 2024 and December 31, 2023, respectively. The Company incurred car hire expenditures with TTX of $101 million and $96 million for the three-months and $198 million and $185 million for the six-months ended June 30, 2024 and 2023, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$185	$9	$194
Other comprehensive income (loss), net before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(18)	—	(18)
Tax expense (benefit)	5	—	5
Balance as of June 30, 2023	$172	$8	$180

Balance as of December 31, 2023	$226	$8	$234
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(10)	—	(10)
Tax expense (benefit)	2	—	2
Balance as of June 30, 2024	$218	$9	$227
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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the six months ended June 30, 2024, and a comparative analysis of the six months ended June 30, 2023.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consumer Products	$4,092	$3,762	2,602	2,223
Agricultural Products	2,855	2,768	619	578
Industrial Products	2,801	2,827	789	796
Coal	1,373	1,965	549	729
Total freight revenues	11,121	11,322	4,559	4,326
Other revenues	278	525
Total operating revenues	$11,399	$11,847

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2024	2023
Consumer Products	$1,573	$1,692
Agricultural Products	4,612	4,789
Industrial Products	3,550	3,552
Coal	2,501	2,695
Total freight revenues	$2,439	$2,617

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2024	2023
Fuel expense [a]	$1,676	$1,797
Fuel surcharges	$1,139	$1,399
a  Fuel expense includes locomotive and non-locomotive fuel.

    Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

Revenues

Revenues for the six months ended June 30, 2024 were $11.4 billion, a decrease of $448 million, or 4 percent, as compared with the six months ended June 30, 2023. This was primarily due to a 7 percent decrease in average revenue per car / unit resulting from lower fuel surcharge revenue and business mix changes, partially offset by a 5 percent increase in unit volume. Operating earnings in 2024 were negatively affected by litigation accruals and otherwise benefited from improved productivity and lower operating costs. Revenue amounts also included the following changes between periods:

▪Consumer Products volumes increased due to higher intermodal shipments from west coast imports and volumes from a new intermodal customer.

▪Agricultural Products volumes increased primarily due to higher grain exports, renewable fuels, and fertilizer shipments, partially offset by lower domestic grain volumes.

▪Industrial Products volumes decreased primarily due to lower aggregates, taconite, minerals, and waste shipments, partially offset by higher volumes in petroleum products and plastics.

▪Coal volumes decreased primarily due to lower natural gas prices, which displaces coal as a fuel used by utilities.

Expenses

Operating expenses for the six months ended June 30, 2024 were $7.9 billion, a decrease of $325 million, or 4 percent, as compared with the six months ended June 30, 2023. A significant portion of this decrease is due to the following changes in expenses:

▪Purchased services expense decreased primarily due to lower purchased transportation driven by the sale of brokerage operations of BNSF Logistics, LLC and lower purchased services expense from MRL effective April 7, 2023.

▪Fuel expense decreased primarily due to lower average fuel prices, partially offset by higher volumes.

▪Materials and other expense decreased primarily due to cost reductions across various spend categories and lower property taxes. Expenses in 2024 also included increased litigation costs related to the recent judgment in the ongoing legal case with the Swinomish Tribe, which the Company has appealed. See Note 6 to the Consolidated Financial Statements for further information related to this legal case.

▪Compensation and benefits expense increased slightly due to higher volumes and wage inflation, partially offset by increased employee productivity.

▪There were no significant changes in equipment rents or depreciation and amortization expense.

The effective tax rate was 24.5 percent and 23.1 percent for the six months ended June 30, 2024 and 2023, respectively.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 5.    Other Information

Berkshire Hathaway Inc. holds 100% of the membership interest of Registrant. Accordingly, during the second fiscal quarter ended June 30, 2024, none of the Registrant's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of Registrant's securities.

Item 6.Exhibits

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, as further amended by the Written Consent of the Sole Member, dated January 1, 2021, and as further amended by the Written Consent of the Sole Member, dated September 30, 2023.	10-K	2/26/2024	001-11535	3.2

4.1	Twenty-Eighth Supplemental Indenture, dated as of June 7, 2024, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	6/7/2024	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF's 5.500% Debentures due March 15, 2055.	8-K	6/7/2024	001-11535	4.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and six months ended June 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iv) the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (vi) the Consolidated Statements of Changes in Equity for the periods ended June 30, 2024 and 2023, and (vii) the Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  August 5, 2024

S-1