Form 10-Q
period 2024-09-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2024-11-04
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2024
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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$5,904	$5,847	$17,303	$17,694
Operating expenses:
Compensation and benefits	1,407	1,406	4,140	4,129
Fuel	799	863	2,475	2,660
Depreciation and amortization	648	657	1,975	1,957
Purchased services	517	615	1,528	1,836
Equipment rents	185	171	532	511
Materials and other	293	329	1,055	1,129
Total operating expenses	3,849	4,041	11,705	12,222
Operating income	2,055	1,806	5,598	5,472
Interest expense	275	269	807	782
Other (income) expense, net	(66)	(71)	(196)	(182)
Income before income taxes	1,846	1,608	4,987	4,872
Income tax expense	463	387	1,234	1,140
Net income	$1,383	$1,221	$3,753	$3,732

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,383	$1,221	$3,753	$3,732
Other comprehensive income:
Change in pension and retiree health and welfare benefits, net of tax	(4)	(7)	(12)	(20)
Change in accumulated other comprehensive income (loss) of equity method investees	—	—	1	(1)
Other comprehensive income (loss), net of tax	(4)	(7)	(11)	(21)
Total comprehensive income	$1,379	$1,214	$3,742	$3,711

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,931	$2,148
Accounts receivable, net	1,462	1,504
Materials and supplies	993	1,009
Other current assets	143	116
Total current assets	4,529	4,777

Property and equipment, net of accumulated depreciation of $20,123 and $19,464, respectively	71,053	70,199
Goodwill	15,351	15,350
Operating lease right-of-use assets	1,152	1,082
Other assets	3,302	3,169
Total assets	$95,387	$94,577

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$4,025	$4,340
Long-term debt and finance leases due within one year	912	1,265
Total current liabilities	4,937	5,605

Long-term debt and finance leases	22,614	22,217
Deferred income taxes	15,313	15,222
Operating lease liabilities	643	554
Casualty and environmental liabilities	359	380
Pension and retiree health and welfare liability	186	196
Other liabilities	1,130	1,140
Total liabilities	45,182	45,314
Commitments and contingencies (see Note 6)
Equity:
Member’s equity	49,982	49,029
Accumulated other comprehensive income (loss)	223	234
Total equity	50,205	49,263
Total liabilities and equity	$95,387	$94,577

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$3,753	$3,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,975	1,957
Deferred income taxes	94	202
Other, net	(141)	(127)
Changes in current assets and liabilities:
Accounts receivable, net	42	9
Materials and supplies	16	(110)
Other current assets	64	26
Accounts payable and other current liabilities	(313)	(611)
Net cash provided by operating activities	5,490	5,078

Investing Activities
Capital expenditures excluding equipment	(2,433)	(2,606)
Acquisition of equipment	(346)	(252)
Purchases of investments and investments in time deposits	(29)	(24)
Other, net	(144)	(108)
Net cash used in investing activities	(2,952)	(2,990)

Financing Activities
Proceeds from issuance of long-term debt	1,300	1,600
Payments on long-term debt and finance leases	(1,237)	(1,539)
Cash distributions	(2,800)	(1,100)
Other, net	(18)	(15)
Net cash used in financing activities	(2,755)	(1,054)
Increase (decrease) in cash and cash equivalents	(217)	1,034
Cash and cash equivalents:
Beginning of period	2,148	1,938
End of period	$1,931	$2,972

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$798	$800
Capital investments accrued but not yet paid	$189	$406
Income taxes paid, net of refunds	$1,099	$1,174

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2022	$47,042	$194	$47,236
Comprehensive income (loss), net of tax	1,247	(7)	1,240
Balance as of March 31, 2023	48,289	187	48,476
Cash distributions	(1,100)	—	(1,100)
Comprehensive income (loss), net of tax	1,264	(7)	1,257
Balance as of June 30, 2023	48,453	180	48,633
Comprehensive income (loss), net of tax	1,221	(7)	1,214
Balance as of September 30, 2023	$49,674	$173	$49,847

Balance as of December 31, 2023	$49,029	$234	$49,263
Cash distributions	(500)	—	(500)
Comprehensive income (loss), net of tax	1,143	(3)	1,140
Balance as of March 31, 2024	49,672	231	49,903
Cash distributions	(1,600)	—	(1,600)
Comprehensive income (loss), net of tax	1,227	(4)	1,223
Balance as of June 30, 2024	49,299	227	49,526
Cash distributions	(700)	—	(700)
Comprehensive income (loss), net of tax	1,383	(4)	1,379
Balance as of September 30, 2024	$49,982	$223	$50,205

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of September 30, 2024, and the results of operations for the three and nine months ended September 30, 2024 and 2023 in accordance with generally accepted accounting principles in the United States.

2.Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consumer Products	$2,121	$1,982	$6,213	$5,744
Agricultural Products	1,392	1,220	4,247	3,988
Industrial Products	1,435	1,458	4,236	4,285
Coal	795	932	2,168	2,897
Total freight revenues	5,743	5,592	16,864	16,914
Non-rail logistics subsidiary	23	128	61	383
Accessorial and other	138	127	378	397
Total other revenues	161	255	439	780
Total operating revenues	$5,904	$5,847	$17,303	$17,694

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of both September 30, 2024 and December 31, 2023, $1.2 billion represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of September 30, 2024 and December 31, 2023, remaining performance obligations were $324 million and $248 million, respectively.

3.Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of September 30, 2024 and December 31, 2023, $40 million and $43 million, respectively, of such allowances had been recorded.

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

As of September 30, 2024, $1.65 billion remained authorized by the Board of Directors to be issued through the debt shelf offering process.

The Registrant is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of September 30, 2024, the Registrant was in compliance with these financial covenants.

Fair Value of Debt Instruments

As of September 30, 2024 and December 31, 2023, the fair value of BNSF’s debt, excluding finance leases, was $22.7 billion and $22.4 billion, respectively, while the book value as of both September 30, 2024 and December 31, 2023 was $23.4 billion excluding finance leases. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$264	$263
Accruals / changes in estimates	75	59
Payments	(89)	(74)
Ending balance	$250	$248
Current portion of ending balance	$85	$90

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$236	$247
Accruals / changes in estimates	4	6
Payments	(11)	(14)
Ending balance	$229	$239
Current portion of ending balance	$35	$35

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $200 million to $260 million.

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks including FELA, railroad protective and force account insurance, and property and excess general liability which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasury bills. As of September 30, 2024 and December 31, 2023, there was $549 million and $561 million, respectively, related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$3	$2	$8	$7
Interest cost	21	21	63	63
Expected return on plan assets	(47)	(47)	(140)	(139)
Amortization of net (gain) loss	(5)	(8)	(15)	(25)
Net (benefit) cost recognized	$(28)	$(32)	$(84)	$(94)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

8.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the nine-month periods ended September 30, 2024 and 2023, the Company declared and paid cash distributions of $2.8 billion and $1.1 billion to Berkshire, respectively. The Company made tax payments of $904 million and $961 million during the nine-month period ended September 30, 2024 and 2023, respectively, while during both periods the Company received no tax refunds from Berkshire. As of September 30, 2024 and December 31, 2023, the Company had a tax payable to Berkshire of $177 million and a payable to Berkshire of $170 million, respectively.

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.4 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $884 million and $848 million as of September 30, 2024 and December 31, 2023, respectively. The Company incurred car hire expenditures with TTX of $108 million and $92 million for the three-months and $306 million and $277 million for the nine-months ended September 30, 2024 and 2023, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$185	$9	$194
Other comprehensive income (loss), net before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(26)	—	(26)
Tax expense (benefit)	6	—	6
Balance as of September 30, 2023	$165	$8	$173

Balance as of December 31, 2023	$226	$8	$234
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(15)	—	(15)
Tax expense (benefit)	3	—	3
Balance as of September 30, 2024	$214	$9	$223
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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the nine months ended September 30, 2024, and a comparative analysis of the nine months ended September 30, 2023.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consumer Products	$6,213	$5,744	4,044	3,459
Agricultural Products	4,247	3,988	927	846
Industrial Products	4,236	4,285	1,197	1,212
Coal	2,168	2,897	878	1,105
Total freight revenues	16,864	16,914	7,046	6,622
Other revenues	439	780
Total operating revenues	$17,303	$17,694

	Average Revenue Per Car / Unit
	Nine Months Ended September 30,
	2024	2023
Consumer Products	$1,536	$1,661
Agricultural Products	4,581	4,714
Industrial Products	3,539	3,535
Coal	2,469	2,622
Total freight revenues	$2,393	$2,554

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Nine Months Ended September 30,
	2024	2023
Fuel expense [a]	$2,475	$2,660
Fuel surcharges	$1,663	$1,937
a  Fuel expense includes locomotive and non-locomotive fuel.

    Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

Revenues

Revenues for the nine months ended September 30, 2024 were $17.3 billion, a decrease of $391 million, or 2 percent, as compared with the nine months ended September 30, 2023. This was primarily due to a 6 percent decrease in average revenue per car / unit resulting from lower fuel surcharge revenue and business mix changes, partially offset by a 6 percent increase in unit volume. Operating earnings in 2024 increased compared to 2023 as a result of volume growth, improved productivity, and lower operating costs, partially offset by increased litigation accruals. Revenue amounts also included the following changes between periods:

▪Consumer Products volumes increased due to higher intermodal shipments from west coast imports and volumes from a new intermodal customer.

▪Agricultural Products volumes increased primarily due to higher grain shipments, renewable fuels, and fertilizer shipments.

▪Industrial Products volumes decreased primarily due to lower aggregates, taconite, minerals, and waste shipments, partially offset by higher volumes in petroleum products.

▪Coal volumes decreased primarily due to lower natural gas prices, which displaces coal as a fuel used by utilities.

▪Other revenues decreased primarily due to the sale of the brokerage operations of the Registrant's subsidiary, BNSF Logistics, LLC, during the third quarter of 2023.

Expenses

Operating expenses for the nine months ended September 30, 2024 were $11.7 billion, a decrease of $517 million, or 4 percent, as compared with the nine months ended September 30, 2023. A significant portion of this decrease is due to the following changes in expenses:

▪Purchased services expense decreased primarily due to lower purchased transportation driven by the sale of brokerage operations of BNSF Logistics, LLC and lower purchased services expense from MRL. See Note 4 to the Consolidated Financial Statements for further information related to the MRL transaction.

▪Fuel expense decreased primarily due to lower average fuel prices, partially offset by higher volumes.

▪Materials and other expense decreased primarily due to cost reductions across various spend categories and lower property taxes. Expenses in 2024 also included increased litigation costs related to the judgment in the ongoing legal case with the Swinomish Tribe, which the Company has appealed. See Note 6 to the Consolidated Financial Statements for further information related to this legal case.

▪There were no significant changes in compensation and benefits, depreciation and amortization, or equipment rents expense as increases from higher volumes and inflation were more than offset by lower costs and improved productivity.

The effective tax rate was 24.7 percent and 23.4 percent for the nine months ended September 30, 2024 and 2023, respectively.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 5.    Other Information

Berkshire Hathaway Inc. holds 100% of the membership interest of Registrant. Accordingly, during the third fiscal quarter ended September 30, 2024, none of the Registrant's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of Registrant's securities.

Item 6.Exhibits

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, as further amended by the Written Consent of the Sole Member, dated January 1, 2021, and as further amended by the Written Consent of the Sole Member, dated September 30, 2023.	10-K	2/26/2024	001-11535	3.2

4.1	Twenty-Eighth Supplemental Indenture, dated as of June 7, 2024, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	6/7/2024	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF's 5.500% Debentures due March 15, 2055.	8-K	6/7/2024	001-11535	4.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and nine months ended September 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iv) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (vi) the Consolidated Statements of Changes in Equity for the periods ended September 30, 2024 and 2023, and (vii) the Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  November 4, 2024

S-1