Form 10-K
period 2024-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2025-02-24
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
100% of the membership interests of Burlington Northern Santa Fe, LLC outstanding as of February 24, 2025 is held by Berkshire Hathaway Inc.
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

The Registrant is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, the Registrant is engaged primarily in the freight rail transportation business. The rail operations of BNSF Railway Company (BNSF Railway), the Registrant’s principal operating subsidiary, comprise one of the largest railroad systems in North America. As of December 31, 2024, BNSF Railway had approximately 36,500 employees of whom approximately 32,000 are members of a labor union.

BNSF’s internet address is www.bnsf.com. Through this internet website (under the “About BNSF/Financial Information” link), the Registrant makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as all amendments to these reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). BNSF makes available on its website other previously filed SEC reports, registration statements and exhibits via a link to the SEC’s website at www.sec.gov. BNSF also makes available on its website other information, including but not limited to, quarterly performance summaries, U.S. Surface Transportation Board (STB) reports, weekly carload reports, and historical dwell data. BNSF’s Code of Conduct for officers and salaried employees, along with other information about its business, is also made available on the Company’s website. The Registrant intends to disclose any amendments to the Code of Conduct or any waiver from a provision of the Code of Conduct on its website.

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
Changes in United States (U.S.) and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws, regulation of greenhouse gas emissions, permitting, or other regulatory requirements could reduce the demand for coal and other fossil fuels, or other products and revenues from the transportation services provided by BNSF Railway. Also, changes in environmental laws and other laws and regulations could reduce the demand for drilling products and products produced by drilling. U.S. and foreign government tariffs or subsidies could affect the demand for products the Company hauls. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the STB in various areas, including rates, services, and access to facilities could adversely impact the Company’s ability to determine prices for rail services and significantly affect the revenues, costs, and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, a reduction in profitability could hinder BNSF Railway’s ability to maintain, improve, or expand its rail network, facilities and equipment. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues. Changes in tax rates, enactment of new tax laws and amendments to existing tax regulations could have a material adverse impact on the Company’s operating results, financial condition, or liquidity.

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
Climate change and other emissions-related laws and regulations have been proposed, and in some cases adopted, on the federal, state, provincial, and local levels. These final and proposed laws and regulations take the form of restrictions, caps, taxes, or other controls on emissions. Changes in clean air laws, regulation of greenhouse gas emissions, and permitting or other regulatory requirements could reduce the demand for coal or other commodities the Company transports and, thereby, affect revenues from the transportation services provided by BNSF Railway. Emission regulations, including additional federal, state, or local carbon pricing, could also affect fuel efficiency and increase operating costs. Significant cost increases, government regulation, or changes in consumer preferences for goods and services relating to alternative sources of energy or emission reductions could materially affect the markets for the commodities the Company transports, which in turn could have a material adverse effect on operations, financial condition, and liquidity. Finally, changes to or limits on greenhouse gas emissions and other criteria air pollutants could also result in significant capital expenditures to comply with these regulations.

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

Operational Risks.

Fuel supply availability, fuel prices and dependency on certain key railroad equipment, material and service providers may adversely affect the Company’s results of operations, financial condition, or liquidity.
Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, rising global demand and international political and economic factors. A significant reduction in fuel availability could impact BNSF Railway’s ability to provide transportation services at current levels, increase fuel costs, and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition, or liquidity. If the price of fuel increases substantially, the Company expects to be able to recover a significant portion of these higher fuel costs. However, to the extent that the Company is unable to recover these costs, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition, or liquidity. Due to the capital intensive nature and sophistication of certain railroad equipment, material and services, prospective new providers are subject to high barriers of entry. If railroad equipment, material or service providers experience a supply or capacity shortage or other business disruption, discontinue operations, or if they are unable to meet regulatory specifications, the Company could experience significant cost increases as well as limited ability to secure railroad equipment, material and services necessary for the Company’s operations.

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
The Company relies on technology in all aspects of its business. A significant disruption or failure of the technology systems upon which the Company relies, including those of certain key third-party party providers, could result in service interruptions, safety failures, security events, regulatory compliance failures, the inability to protect employee or corporate information or assets against unauthorized access or use, or other operational difficulties. Although the Company has taken steps to mitigate these risks, including business continuity planning, disaster recovery planning, systems testing, protection and monitoring, and business impact analysis, a significant disruption or cyber intrusion of the technology systems upon which the Company relies could adversely affect the Company’s results of operations, financial condition, or liquidity. Additionally, if the Company is unable to acquire, develop, implement, adopt, or protect rights around new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

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

The Company has in place a documented cyber incident response plan for mitigating and remediating cybersecurity threats and incidents. Cybersecurity threats and incidents are analyzed by the security operations center and based on the severity of the event, promptly reported by the Chief Information Security Officer to the Vice President Compliance & Audit to initiate cross-functional response team support. The role of the response team includes evaluating compliance with privacy and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. As part of the Company’s documented response plan, management members of the Board of Directors, who have been delegated responsibility for cybersecurity, are notified of significant cybersecurity events and provide strategic direction through the incident response and communication. The management members of the Board of Directors are regularly briefed on cybersecurity threats relevant to the Company as well as the Company’s cybersecurity program, incident response and remediation efforts. The Company’s cyber incident response plan is tested periodically through third-party conducted executive and technical tabletop exercises. A summary report identifying strengths and areas for improvement is provided to tabletop exercise participants and utilized by the Company to enhance its response plan.

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

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America. BNSF Railway operates over 32,500 route miles of track (excluding multiple main tracks, yard tracks, and sidings) in 28 states and also operates in three Canadian provinces. BNSF Railway owns over 23,000 route miles, including easements, and operates on over 9,000 route miles of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks. As of December 31, 2024, the total BNSF Railway system (including single and multiple main tracks, yard tracks, and sidings) consisted of over 50,000 operated miles of track.

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

As of December 31, 2024, BNSF Railway owned or held under non-cancelable leases exceeding one year approximately 6,800 locomotives and 71,400 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF incurs significant costs in repairing and maintaining its properties. In 2024, BNSF recorded approximately $2.4 billion in repairs and maintenance expense in the Consolidated Statements of Income.

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

NETWORK MAP
BNSF RAILWAY
LEGEND
BNSF
UP/SP Trackage Rights
Handling Carrier
Haulage Agreement
0 50 100 200 Miles
0 50 100 200 300 Kilometers
© 2024 BNSF Railway
February 2024
Map Created by
Bartlett&West
Vancouver
Seattle
Spokane
Portland
Havre
Helena
Minot
Winnipeg
Fargo
Superior
Billings
Minneapolis
St. Paul
Gillette
Sioux Falls
Chicago
Toledo
Alliance
Galesburg
Salt Lake City
Lincoln
Stockton
Oakland
Denver
Topeka
Kansas City
St. Louis
Springfield
Memphis
Los Angeles
Long Beach
San Bernardino
Winslow
Albuquerque
Belen
Amarillo
Oklahoma City
Birmingham
Atlanta
San Diego
Phoenix
Fort Worth
El Paso
New Orleans
Houston
BRITISH COLUMBIA
ALBERTA
SASKATCHEWAN
MANITOBA
ONTARIO
QUÉBEC
NEW BRUNSWICK
MAINE
WASHINGTON
OREGON
IDAHO
MONTANA
NORTH DAKOTA
MINNESOTA
SOUTH DAKOTA
WYOMING
NEBRASKA
IOWA
WISCONSIN
MICHIGAN
NEVADA
UTAH
COLORADO
KANSAS
MISSOURI
ILLINOIS
INDIANA
OHIO
PENNSYLVANIA
NEW YORK
VERMONT
NEW HAMPSHIRE
MASS.
R. I.
CONNECTICUT
NEW JERSEY
DEL.
MARYLAND
WEST VIRGINIA
VIRGINIA
KENTUCKY
CALIFORNIA
ARIZONA
NEW MEXICO
OKLAHOMA
ARKANSAS
TENNESSEE
NORTH CAROLINA
SOUTH CAROLINA
GEORGIA
ALABAMA
MISSISSIPPI
LOUISIANA
TEXAS
FLORIDA
BAJA CALIFORNIA
BAJA CALIFORNIA SUR
SONORA
CHIHUAHUA
COAHUILA
SINALOA
DURANGO
NUEVO LEON
TAMAULIPAS
ZACATECAS

Consumer Products:
The Consumer Products freight business provided 37 percent of freight revenues for the year ended December 31, 2024, and consisted of the following business units: Domestic Intermodal (including Truckload/Intermodal Marketing Companies and Expedited Truckload/Less-than-Truckload/Parcel), International Intermodal, and Automotive.

Industrial Products:
The Industrial Products freight business provided 25 percent of freight revenues for the year ended December 31, 2024, and consisted of the following five business units: Construction Products, Petroleum Products, Building Products, Chemicals and Plastics Products, and Food and Beverages.

Agricultural Products:
The transportation of Agricultural Products provided 25 percent of freight revenues for the year ended December 31, 2024. These products include corn, wheat, ethanol, soybeans, bulk foods, fertilizer, oil seeds and meals, feeds, oils, flour and mill products, specialty grains, milo, barley, oats and rye, and malt.

Coal:
The transportation of coal contributed 13 percent of freight revenues for the year ended December 31, 2024, with more than 90 percent of all of BNSF Railway’s coal tons originating from the Powder River Basin of Wyoming and Montana.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the year ended December 31, 2024, and a comparative analysis of the year ended December 31, 2023.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Years Ended December 31,		Years Ended December 31,
	2024	2023	2024	2023
Consumer Products	$8,435	$7,879	5,537	4,765
Agricultural Products	5,836	5,583	1,251	1,165
Industrial Products	5,619	5,690	1,596	1,605
Coal	2,943	3,795	1,205	1,468
Total freight revenues	22,833	22,947	9,589	9,003
Other revenues	604	929
Total operating revenues	$23,437	$23,876

	Average Revenue Per Car / Unit
	Years Ended December 31,
	2024	2023
Consumer Products	$1,523	$1,654
Agricultural Products	4,665	4,792
Industrial Products	3,521	3,545
Coal	2,442	2,585
Total freight revenues	$2,381	$2,549

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Years Ended December 31,
	2024	2023
Fuel expense[a]	$3,267	$3,684
Fuel surcharges	$2,136	$2,680
a  Fuel expense includes locomotive and non-locomotive fuel.

Year Ended December 31, 2024 vs. Year Ended December 31, 2023

Revenues

Revenues for the year ended December 31, 2024 were $23.4 billion, a decrease of $439 million, or 2 percent, as compared with the year ended December 31, 2023. This was primarily due to a 7 percent decrease in average revenue per car / unit resulting from lower fuel surcharge revenue and business mix changes, partially offset by a 7 percent increase in unit volume. Revenue amounts also included the following changes between periods:

•Consumer Products volumes increased due to higher intermodal shipments from west coast imports and volumes from a new intermodal customer.

•Agricultural Products volumes increased primarily due to higher grain shipments, renewable fuels, and fertilizer shipments.

•Industrial Products volumes decreased primarily due to lower aggregates, taconite, minerals, and waste shipments, partially offset by higher volumes in plastics and petroleum products.

•Coal volumes decreased primarily due to lower natural gas prices, which displaces coal as a fuel used by utilities.

•Other revenues decreased primarily due to the sale of the brokerage operations of the Registrant's subsidiary, BNSF Logistics, LLC, during the third quarter of 2023.

Expense Table

The following table presents BNSF’s expense information (in millions):

	Years Ended December 31,
	2024	2023
Compensation and benefits	$5,872	$5,551
Fuel	3,267	3,684
Depreciation and amortization	2,635	2,625
Purchased services	2,086	2,396
Equipment rents	715	699
Materials and other	1,390	1,522
Total operating expenses	$15,965	$16,477

Interest expense	$1,078	$1,048
Other (income) expense, net	$(254)	$(263)
Income tax expense	$1,617	$1,527

Expenses

Operating expenses for the year ended December 31, 2024 were $16.0 billion, a decrease of $512 million, or 3 percent, as compared with the year ended December 31, 2023. A significant portion of the decrease is due to the following changes in expenses:

•Fuel expense decreased primarily due to lower average fuel prices, partially offset by higher volumes.

•Purchased services expense decreased primarily due to lower purchased transportation driven by the sale of brokerage operations of BNSF Logistics, LLC and lower purchased services expense from Montana Rail Link, Inc. (MRL). See Note 8 to the Consolidated Financial Statements for further information related to the MRL transaction.

•Materials and other expense decreased primarily due to cost reductions across numerous spend categories, including property taxes. Expenses in 2024 also included a significant litigation charge related to the judgment in the ongoing legal case with the Swinomish Tribe, which the Company has appealed. See Note 14 to the Consolidated Financial Statements for further information related to this legal case.

•Compensation and benefits expense increased primarily due to a charge of approximately $290 million related to a one-time payment included in the agreement with the SMART-TD labor union that was finalized in December 2024. The finalization of this agreement allows BNSF the ability to redeploy brakepersons to conductors and engineers, which will allow the Company to meet short-term hiring demands.

•There were no significant changes in depreciation and amortization or equipment rents expense.

There was no significant change in interest expense or other (income) expense, net. The effective tax rate was 24.3 percent and 23.1 percent for the years ended December 31, 2024 and 2023, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Sensitivity
As of December 31, 2024, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position.

Interest Rate Sensitivity
As of December 31, 2024, the fair value of BNSF’s debt, excluding finance leases, was $21.1 billion.

The following table is an estimate of the impact to the fair value of total debt, excluding finance leases, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2025, based on debt levels as of December 31, 2024:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
	Total Debt
1-percent decrease	$2.6	billion increase
1-percent increase	$2.2	billion decrease

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
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Burlington Northern Santa Fe, LLC and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Property and Equipment – Appropriate Capitalization of Costs – Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company's railroad operations are highly capital intensive and its large base of homogeneous, network-type assets turns over on a continuous basis. Costs that increase capacity, enhance the safety or efficiency of operations, extend the useful life or increase the value of an asset, gain strategic benefit, or provide new service offerings to customers are capitalized by the Company. In addition to direct labor and materials, indirect costs that relate to capital projects are also capitalized. The determination by management of costs considered normal repairs and maintenance operating expense versus costs that are capitalized requires significant management judgement.

We identified the capitalization of property and equipment during 2024 as a critical audit matter. Management makes significant judgements when evaluating whether the costs should be charged to an asset project and if the specific project the costs are assigned to meet the generally accepted accounting principles requirements related to capitalization. This required a high degree of auditor judgement when performing audit procedures to evaluate compliance with the criteria for cost capitalization and to evaluate the sufficiency of audit evidence obtained.

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

•We evaluated management’s judgement that the selected cost should have been capitalized as an asset based on the nature of the project.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
February 24, 2025

We have served as the Company’s auditor since 2010.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Income
In millions

	Years ended December 31,
	2024	2023	2022
Revenues	$23,437	$23,876	$25,888
Operating expenses:
Compensation and benefits	5,872	5,551	5,321
Fuel	3,267	3,684	4,581
Depreciation and amortization	2,635	2,625	2,528
Purchased services	2,086	2,396	2,697
Equipment rents	715	699	720
Materials and other	1,390	1,522	1,441
Total operating expenses	15,965	16,477	17,288
Operating income	7,472	7,399	8,600
Interest expense	1,078	1,048	1,025
Other (income) expense, net	(254)	(263)	(133)
Income before income taxes	6,648	6,614	7,708
Income tax expense	1,617	1,527	1,762
Net income	$5,031	$5,087	$5,946

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income
In millions

	Years ended December 31,
	2024	2023	2022
Net income	$5,031	$5,087	$5,946

Other comprehensive income (loss):
Change in pension and retiree health and welfare benefits, net of tax	346	41	(171)
Change in accumulated other comprehensive income (loss) of equity method investees	1	(1)	12
Other comprehensive income (loss), net of tax	347	40	(159)
Total comprehensive income	$5,378	$5,127	$5,787

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Balance Sheets
In millions

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,004	$2,148
Accounts receivable, net	1,387	1,504
Materials and supplies	1,063	1,009
Other current assets	131	116
Total current assets	4,585	4,777

Property and equipment, net of accumulated depreciation of $20,411 and $19,464, respectively	71,261	70,199
Goodwill	15,351	15,350
Operating lease right-of-use assets	1,194	1,082
Other assets	3,779	3,169
Total assets	$96,170	$94,577

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,942	$4,340
Long-term debt and finance leases due within one year	1,263	1,265
Total current liabilities	5,205	5,605

Long-term debt and finance leases	22,234	22,217
Deferred income taxes	15,696	15,222
Operating lease liabilities	727	554
Casualty and environmental liabilities	369	380
Pension and retiree health and welfare liability	180	196
Other liabilities	1,118	1,140
Total liabilities	45,529	45,314
Commitments and contingencies (see Note 14)
Equity:
Member’s equity	50,060	49,029
Accumulated other comprehensive income	581	234
Total equity	50,641	49,263
Total liabilities and equity	$96,170	$94,577

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Cash Flows
In millions

	Years ended December 31,
	2024	2023	2022
Operating Activities
Net income	$5,031	$5,087	$5,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,635	2,625	2,528
Deferred income taxes	363	99	10
Other, net	(147)	(169)	(56)
Changes in current assets and liabilities:
Accounts receivable, net	117	(100)	(88)
Materials and supplies	(55)	(46)	(88)
Other current assets	224	173	111
Accounts payable and other current liabilities	(543)	(370)	388
Net cash provided by operating activities	7,625	7,299	8,751

Investing Activities
Capital expenditures excluding equipment	(3,234)	(3,497)	(3,355)
Acquisition of equipment	(456)	(423)	(177)
Purchases of investments and investments in time deposits	(31)	(24)	(23)
Other, net	(65)	(68)	(69)
Net cash used for investing activities	(3,786)	(4,012)	(3,624)

Financing Activities
Proceeds from issuance of long-term debt	1,300	1,600	1,000
Payments on long-term debt and finance leases	(1,265)	(1,562)	(932)
Cash distributions	(4,000)	(3,100)	(5,000)
Other, net	(18)	(15)	(15)
Net cash used for financing activities	(3,983)	(3,077)	(4,947)
Increase (decrease) in cash and cash equivalents	(144)	210	180
Cash and cash equivalents:
Beginning of period	2,148	1,938	1,758
End of period	$2,004	$2,148	$1,938

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$1,051	$1,047	$1,020
Capital investments accrued but not yet paid	$232	$469	$307
Income taxes paid, net of refunds	$1,353	$1,358	$1,749
Non-cash asset financing	$—	$—	$176

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Changes in Equity
In millions

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2021	$46,096	$353	$46,449
Cash distributions	(5,000)	—	(5,000)
Comprehensive income (loss), net of tax	5,946	(159)	5,787
Balance as of December 31, 2022	$47,042	$194	$47,236
Cash distributions	(3,100)	—	(3,100)
Comprehensive income (loss), net of tax	5,087	40	5,127
Balance as of December 31, 2023	$49,029	$234	$49,263
Cash distributions	(4,000)	—	(4,000)
Comprehensive income (loss), net of tax	5,031	347	5,378
Balance as of December 31, 2024	$50,060	$581	$50,641

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe, LLC is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Registrant’s principal, wholly-owned subsidiary is BNSF Railway, which operates one of the largest railroad networks in North America. BNSF Railway operates over 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and also operates in three Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Agricultural Products, and Coal, derived from manufacturing, agricultural, and natural resource industries, which constituted 37 percent, 25 percent, 25 percent, and 13 percent, respectively, of total freight revenues for the year ended December 31, 2024. These Consolidated Financial Statements include the Registrant, BNSF Railway, and the Registrant's other majority-owned subsidiaries, all of which are separate legal entities.

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

See Note 10 to the Consolidated Financial Statements for further information related to goodwill.

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

3. Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-07 (ASU 2023-07), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires additional segment information disclosures, including disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024. The Company adopted this standard for the year-ended December 31, 2024. See Note 4 to the Consolidated Financial Statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 (ASU 2023-09), Income Taxes (Topic 740): Improvements to Income Taxes Disclosures. This standard requires issuers to further disaggregate income tax disclosures related to the income tax rate reconciliation and income taxes paid by federal, state, foreign, and any individual jurisdictions where the reconciling items or income taxes paid quantitatively exceed 5 percent of the total amount disclosed. Issuers are also required to disclose income (or loss) from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign jurisdictions. ASU 2023-09 is effective prospectively for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt this standard for its reporting period beginning January 1, 2025.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 (ASU 2024-03), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires issuers to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense line item within continuing operations on the income statement. For any amounts remaining in these relevant expense line items beyond those required to be disclosed, issuers are required to disclose a qualitative description of what is included within the remaining amounts. Issuers are also required to disclose the total selling expenses recognized in continuing operations and, on an annual basis, the issuer's definition of selling expenses. ASU 2024-03 is effective prospectively for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company expects to adopt this standard for its reporting period beginning January 1, 2027.

4. Segment Information

The Registrant's principal wholly-owned subsidiary is BNSF Railway and represents its only operating segment. The financial results are evaluated as one reportable segment due to the integrated nature of the Company's rail network. See Note 1 to the Consolidated Financial Statements for information related to the subsidiary's services offered and business operations. As BNSF Railway's operations are not materially different from the Company's, the Chief Executive Officer, who acts as the chief operating decision maker (CODM), assesses the segment at the consolidated level. The CODM uses the Company's consolidated net income to evaluate the overall profitability of the segment and allocate resources across the Company's rail network. Consolidated net income is benchmarked against forecasted targets, historical results, and industry standards and analyzed for trends for organizational strategic planning purposes. BNSF Railway's assets and significant expenses are also reviewed at the consolidated level. See the Company's Consolidated Financial Statements included in Item 8 for more information. Additionally, while BNSF Railway operates outside of the U.S., its foreign operations are immaterial to the reportable segment.

5. Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Years ended December 31,
	2024	2023	2022
Consumer Products	$8,435	$7,879	$9,234
Agricultural Products	5,836	5,583	5,743
Industrial Products	5,619	5,690	5,587
Coal	2,943	3,795	3,927
Total freight revenues	22,833	22,947	24,491
Non-rail logistics subsidiary	82	402	685
Accessorial and other	522	527	712
Total other revenues	604	929	1,397
Total operating revenues	$23,437	$23,876	$25,888

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, $1.1 billion and $1.2 billion, respectively, represent net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of December 31, 2024 and 2023, remaining performance obligations were $308 million and $248 million, respectively.

6. Income Taxes

Income tax expense (benefit) was as follows (in millions):

	Years ended December 31,
	2024	2023	2022
Current:
Federal	$1,052	$1,193	$1,468
State	202	235	284
Total current	1,254	1,428	1,752
Deferred:
Federal	299	174	88
State	64	(75)	(78)
Total deferred	363	99	10
Total	$1,617	$1,527	$1,762

Reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2024	2023	2022
U.S. Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.2	1.9	1.9
Other, net	0.1	0.2	—
Effective tax rate	24.3%	23.1%	22.9%

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2024	December 31, 2023
Deferred tax liabilities:
Property and equipment	$(15,346)	$(14,989)
Operating lease right-of-use assets	(243)	(203)
Other	(806)	(682)
Total deferred tax liabilities	(16,395)	(15,874)
Deferred tax assets:
Operating lease liabilities	239	201
Compensation and benefits	168	173
Casualty and environmental	96	102
Other	196	176
Total deferred tax assets	699	652
Net deferred tax liability	$(15,696)	$(15,222)
BNSF is included in the consolidated U.S. federal income tax return of Berkshire. BNSF’s tax expense and liabilities have been computed on a stand-alone basis, and all of its currently payable federal income taxes are remitted to Berkshire. See Note 16 to the Consolidated Financial Statements for information related to income taxes paid to Berkshire during 2024.

All U.S. federal income tax returns of BNSF are closed for audit through the tax period ended December 31, 2013. BNSF is currently under examination for the years 2014 through 2019 as part of Berkshire's consolidated U.S. federal income tax return.

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

Uncertain Tax Positions
The amount of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022, was $48 million, $47 million and $52 million, respectively. The amount of unrecognized tax benefits as of December 31, 2024 that would affect the Company’s effective tax rate if recognized was $39 million, computed at the federal income tax rate expected to be applicable in the taxable period in which the amount may be incurred by the Company. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Years ended December 31,
	2024	2023	2022
Beginning balance	$47	$52	$46
Additions for tax positions related to current year	8	6	11
Additions (reductions) for tax positions taken in prior years	1	(2)	—
Additions (reductions) for tax positions as a result of:
Lapse of statute of limitations	(8)	(9)	(5)
Ending balance	$48	$47	$52

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations, the financial position or the cash flows of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income. The Company had recorded a liability of approximately $10 million and $9 million for interest for the years ended December 31, 2024 and 2023, respectively.

7. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of December 31, 2024 and 2023, $40 million and $43 million, respectively, of such allowances had been recorded.

8. Business Combinations

On March 8, 2023, the Surface Transportation Board issued a decision approving the discontinuance of service by MRL over that certain line owned by BNSF Railway and leased to MRL, with BNSF Railway to resume providing service over the line. This decision became effective April 7, 2023.

As a result of the approved lease termination, consideration exchanged between BNSF Railway and MRL has been accounted for in accordance with ASC Topic 805 (ASC 805). The amount allocable to goodwill under ASC 805 is deductible for U.S. federal income tax purposes. Based on additional information obtained during the fourth quarter of 2023, BNSF recorded $1.0 billion in net measurement period adjustments primarily related to property and equipment, resulting in a decrease to goodwill. The measurement period adjustment to property and equipment resulted in additional depreciation expense of $9 million for the year ended December 31, 2023, which is included within depreciation and amortization on the Consolidated Statements of Income. The purchase price allocation was finalized as of March 31, 2024.

The allocation of total consideration to the fair values of the assets is as follows (in millions):

April 7, 2023
Property and equipment	$1,571
Materials and supplies	10
Goodwill	532
Fair value of assets	$2,113

Property and equipment of $1.6 billion primarily includes land for transportation purposes, track structure, and other roadway assets. As a result of the approved lease termination, total goodwill was $15.4 billion as of December 31, 2024.

This transaction is not material with respect to BNSF’s financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC 805, so the Company has not provided pro forma information relating to the period prior to the transaction.

9. Property and Equipment, Net

Property and equipment, net (in millions), and the corresponding ranges of estimated useful lives were as follows:

	December 31, 2024	December 31, 2023	Range of Estimated Useful Life
Land for transportation purposes	$7,108	$7,068	—
Track structure	32,047	30,366	15 – 55 years
Other roadway [a]	34,938	34,257	10 – 100 years
Locomotives	9,995	10,627	8 – 38 years
Freight cars and other equipment	3,983	3,927	8 – 45 years
Computer hardware, software and other	1,788	1,703	6 – 15 years
Construction in progress	1,813	1,715	—
Total cost	91,672	89,663
Less accumulated depreciation and amortization	(20,411)	(19,464)
Property and equipment, net	$71,261	$70,199
[a] Other roadway includes grading, bridges, signals, buildings and other road assets.

The Consolidated Balance Sheets as of December 31, 2024 and 2023 included $1.3 billion and $1.2 billion, respectively, of capitalized right-of-use fixed assets and related accumulated amortization of $475 million and $449 million, respectively, under other assets.

The Company capitalized $37 million, $39 million and $28 million of interest for the years ended December 31, 2024, 2023 and 2022, respectively.

10. Goodwill

As of both December 31, 2024 and 2023, the carrying value of goodwill was $15.4 billion. During the years ended December 31, 2024, 2023 and 2022, no impairment losses were incurred and there were no accumulated impairment losses related to goodwill as of both December 31, 2024 and 2023.

11. Leases

The following table shows the components of lease cost (in millions):

Lease Cost	Years ended December 31,
	2024	2023
Operating lease cost	$425	$393
Finance lease cost:
Amortization of right-of-use assets	18	19
Interest on lease liabilities	5	6
Short-term lease cost	18	39
Total lease cost	$466	$457

Supplemental balance sheet information related to leases was as follows (in millions):

Operating Leases	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$1,194	$1,082

Accounts payable and other current liabilities	$299	$322
Operating lease liabilities	727	554
Total operating lease liabilities	$1,026	$876

Finance Leases	December 31, 2024	December 31, 2023
Property and equipment	$336	$346
Accumulated depreciation	(215)	(212)
Property and equipment, net	$121	$134

Long-term debt due within one year	$22	$22
Long-term debt	50	72
Total finance lease liabilities	$72	$94

Supplemental cash flow information related to leases was as follows (in millions):

Cash Flow	Years ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$395	$372
Operating cash flows for finance leases	$5	$6
Financing cash flows for finance leases	$22	$25
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$462	$218

Other information related to leases was as follows:

Other Information	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years):
Operating leases	6.4	5.6
Finance leases	3.3	4.2
Weighted-average discount rate:
Operating leases	4.5%	4.0%
Finance leases	5.7%	5.7%

Maturities of lease liabilities as of December 31, 2024 are summarized as follows (in millions):

	Operating Leases	Finance Leases
2025	$329	$26
2026	202	24
2027	187	22
2028	119	8
2029	95	—
Thereafter	259	—
Total lease payments	1,191	80
Less amount representing interest	(165)	(8)
Total	$1,026	$72

12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31, 2024	December 31, 2023
Compensation and benefits payable	$868	$846
Property and income tax liabilities	485	588
Customer incentives	416	428
Accounts payable	328	603
Accrued interest	303	277
Operating leases - current	299	322
Capital expenditure estimated liabilities	136	193
Casualty and environmental liabilities	120	120
Rents and leases	107	108
Other	880	855
Total	$3,942	$4,340

13. Debt

Debt outstanding, excluding finance leases, was as follows (in millions):

	December 31, 2024 [a]		December 31, 2023 [a]
Notes and debentures, due through 2097	$22,919	4.8%	$22,819	4.7%
Equipment obligations, due through 2028	332	3.6	355	3.6
Mortgage bonds, due through 2047	47	3.1	47	3.1
Financing obligations, due through 2053	268	4.6	288	4.6
Unamortized fair value adjustment under acquisition method accounting, discount, debt issuance costs, and other, net	(141)		(121)
Total	23,425		23,388
Less current portion of long-term debt	(1,241)	4.3%	(1,243)	3.6%
Long-term debt	$22,184		$22,145
a  Amounts represent debt outstanding and weighted average effective interest rates for 2024 and 2023, respectively. Maturities are as of December 31, 2024.

As of December 31, 2024, certain BNSF Railway properties and other assets were subject to liens securing $47 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway and its subsidiaries were subject to equipment obligations.

The Registrant is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of December 31, 2024, the Registrant was in compliance with these financial covenants.

The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

The following table provides principal cash flows and fair value information for the Company’s debt obligations.

	December 31, 2024
	Maturity Date						Total	Fair Value
	2025	2026	2027	2028	2029	Thereafter
Debt maturities (in millions)	$1,241	$49	$751	$474	$416	$20,494	$23,425	$21,131

As of December 31, 2023, the fair value of debt was $22.4 billion.

Notes and Debentures

In June 2024, the Company issued $1.3 billion of 5.5 percent debentures due March 15, 2055. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

As of December 31, 2024, $1.65 billion remained authorized by the Board of Directors to be issued through the SEC debt shelf offering process.

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Years ended December 31,
	2024	2023	2022
Beginning balance	$264	$263	$296
Accruals / changes in estimates	103	89	51
Payments	(102)	(88)	(84)
Ending balance	$265	$264	$263
Current portion of ending balance	$85	$85	$90

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Years ended December 31,
	2024	2023	2022
Beginning balance	$236	$247	$251
Accruals / changes in estimates	4	7	14
Payments	(16)	(18)	(18)
Ending balance	$224	$236	$247
Current portion of ending balance	$35	$35	$35

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

On April 7, 2015, the Swinomish Indian Tribal Community (the Tribe) filed a legal case against BNSF Railway alleging that it breached an easement over the Tribe's reservation. On June 17, 2024, a judgment was entered against BNSF Railway in the amount of $395 million, which it has appealed. While the ultimate resolution of this matter is subject to further developments, the Company does not believe that the outcome will have a material adverse effect on its financial position, results of operations or liquidity.

Other Commitments

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks including FELA, railroad protective and force account insurance, and property and excess general liability which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts and treasury bills. As of December 31, 2024 and 2023, there were $562 million and $561 million, respectively, related to these third-party investments which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

Guarantee
As of December 31, 2024, BNSF has not been called upon to perform under the guarantee specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2024, were as follows (dollars in millions):

	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount [a]		Remaining Term (in years)	Capitalized Obligations
Chevron Phillips Chemical Company LP	—%	N/A	[c]	N/A	[c]	N/A	[c]	3	$6	[b]
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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Years ended December 31,
	2024	2023	2022
Service cost	$11	$10	$18
Interest cost	83	84	62
Expected return on plan assets	(186)	(185)	(182)
Amortization of net (gain) loss	(20)	(34)	3
Settlement loss (gain)	—	—	(1)
Net (benefit) cost recognized	$(112)	$(125)	$(100)

The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. The following tables show the change in projected benefit obligation for the Pension Plans (in millions):

	Pension Benefits
Change in Benefit Obligation	December 31, 2024	December 31, 2023
Projected benefit obligation at beginning of period	$1,739	$1,678
Service cost	11	10
Interest cost	83	84
Actuarial loss (gain)	(78)	106
Benefits paid	(138)	(137)
Settlements	(1)	(2)
Projected benefit obligation at end of period	1,616	1,739
Component representing future salary increases	(13)	(9)
Accumulated benefit obligation at end of period	$1,603	$1,730

For the year ended December 31, 2024, the change in benefit obligation resulted from actuarial gains primarily attributable to an increase in the discount rate from the preceding year. For the year ended December 31, 2023, the change in benefit obligation resulted from actuarial losses primarily attributable to participant demographics and a decrease in the discount rate from the preceding year.

The following tables show the change in plan assets of the Pension Plans (in millions):

	Pension Benefits
Change in Plan Assets	December 31, 2024	December 31, 2023
Fair value of plan assets at beginning of period	$2,611	$2,355
Actual return (loss) on plan assets	585	384
Employer contributions[a]	11	11
Benefits paid	(138)	(137)
Settlements	(1)	(2)
Fair value of plan assets at end of period	$3,068	$2,611
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status of the Pension Plans, defined as plan assets less the projected benefit obligation (in millions):

	Pension Benefits
	December 31, 2024	December 31, 2023
Funded status (plan assets less projected benefit obligations)	$1,452	$872

Of the net pension assets of $1,452 million and $872 million recognized as of December 31, 2024 and 2023, respectively, $12 million and $11 million was included in other current liabilities as of December 31, 2024 and 2023, respectively, and $1,519 million and $944 million were included in other assets as of December 31, 2024 and 2023, respectively.

The BNSF Supplemental Retirement Plan had accumulated and projected benefit obligations in excess of plan assets as of both December 31, 2024 and 2023. The following table shows the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for each period (in millions):

	December 31, 2024	December 31, 2023
Projected benefit obligation	$67	$72
Accumulated benefit obligation	$66	$70
Fair value of plan assets	$—	$—

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to accumulated other comprehensive income (loss) (AOCI). Pre-tax amounts currently recognized in AOCI consisted of a net gain of $742 million and $285 million as of December 31, 2024 and 2023, respectively. The following table shows the pre-tax change in AOCI attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits
	Years ended December 31,
Change in AOCI	2024	2023	2022
Beginning balance	$285	$226	$509
Amortization of net (gain) loss	(20)	(34)	3
Actuarial gain (loss)	477	93	(285)
Settlements	—	—	(1)
Ending balance	$742	$285	$226

The assumptions used in accounting for the Pension Plans were as follows:

	Pension Benefits
	Years ended December 31,
Assumptions Used to Determine Net Cost	2024	2023	2022
Discount rate	5.0%	5.2%	2.7%
Expected long-term rate of return on plan assets	6.7%	6.7%	6.5%
Rate of compensation increase	3.0%	3.1%	3.1%

	Pension Benefits
Assumptions Used to Determine Benefit Obligations	December 31, 2024	December 31, 2023
Discount rate	5.6%	5.0%
Rate of compensation increase	3.0%	3.0%

The Company determined the discount rate based on a yield curve that utilized year-end market yields of high-quality corporate bonds to develop spot rates that are matched against the plans’ expected benefit payments. The discount rate used for the 2025 calculation of pension net benefit cost increased to 5.6 percent, which reflects market conditions at the December 31, 2024 measurement date.

Various other assumptions including retirement and withdrawal rates, compensation increases, payment form and benefit commencement age are based upon a five-year experience study. In 2021, the Company obtained an updated study which had an immaterial impact on its pension and retiree health and welfare projected benefit obligation.

The Company utilizes actuary-produced mortality tables and an improvement scale derived from the most recently available data, which were used in the calculation of its December 31, 2024 and 2023 liabilities.

Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities.

The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Actual experience may differ from the assumed rates. The expected rate of return on pension plan assets was 6.7 percent for 2024 and will be 6.7 percent for 2025.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and expected rate of return on plan assets:

Sensitivity Analysis
	Change in 2025 Net Benefit Cost
Hypothetical Discount Rate Change	Pension
50 basis point decrease	$5	million	increase
50 basis point increase	$5	million	decrease
Hypothetical Expected Rate of Return on Plan Assets Change	Pension
50 basis point decrease	$14	million	increase
50 basis point increase	$14	million	decrease
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

The following table summarizes the investments of the funded pension plans as of December 31, 2024, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2024	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$8	$—	$8	$—
Equity securities[b]	3,018	3,018	—	—
Government obligations	39	39	—	—
Other fixed maturity securities	3	—	3	—
Total	$3,068	$3,057	$11	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2024, four equity securities each exceeded 10 percent or more of total plan assets.

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
b As of December 31, 2023, four equity securities each exceeded 10 percent or more of total plan assets.

The Company is not required to make contributions to its funded pension plans in 2025.

The following table shows expected benefit payments from the Pension Plans for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments[a]
2025	$140
2026	$134
2027	$128
2028	$126
2029	$124
2030-2034	$589
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Other Benefit Plans
The Registrant and BNSF Railway sponsor qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matches contributions made by non-union employees and a limited number of union employees subject to certain percentage limits of the employees’ earnings. Non-union employees hired on or after April 1, 2019, and employees hired before that date who have transitioned from the BNSF Retirement Plan are also eligible for an additional employer contribution based on the employees’ age and years of service. The Company's 401(k) expense was $66 million, $66 million and $58 million during the years ended December 31, 2024, 2023 and 2022, respectively.

Certain salaried employees of BNSF who met age and years of service requirements and who began salaried employment prior to September 22, 1995 are eligible for medical benefits, including prescription drug coverage, during retirement. For pre-Medicare participants, the postretirement medical and prescription drug benefit is contributory and provides benefits to retirees and their covered dependents. For Medicare eligible participants, a yearly stipend is recorded in a Health Reimbursement Account (HRA) established on their behalf. Retirees can use these HRAs to reimburse themselves for eligible out-of-pocket expenses, as well as premiums for personal supplemental insurance policies. HRAs are unfunded, so no funds are expended by the Company until the reimbursements are paid to participants. As of December 31, 2024 and 2023, the projected benefit obligation associated with the retiree health and welfare plans was $139 million and $150 million, respectively. For each of the years ended December 31, 2024, 2023 and 2022, the service cost associated with the health and welfare plans was approximately $1 million.

Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Health care claim payments and life insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $20 million, $26 million and $31 million during the years ended December 31, 2024, 2023 and 2022, respectively. The average number of employees covered under these plans was approximately 31,000 during the years ended December 31, 2024, 2023 and 2022.

16. Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the years ended December 31, 2024, 2023 and 2022, the Company declared and paid cash distributions of $4.0 billion, $3.1 billion and $5.0 billion, respectively, to Berkshire. For the years ended December 31, 2024, 2023 and 2022, the Company received tax refunds of $128 million, $65 million and $20 million, respectively, from Berkshire, and made tax payments of $1.2 billion, $1.2 billion and $1.5 billion, respectively, to Berkshire. As of December 31, 2024 and 2023, the Company had a payable to Berkshire of $86 million and $170 million, respectively.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Years ended December 31,
	2024	2023	2022
Revenues	$91	$107	$104
Expenditures	$451	$405	$421

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.4 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $891 million and $848 million as of December 31, 2024 and 2023, respectively. The Company incurred car hire expenditures with TTX of $415 million, $394 million, and $409 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Total
Balance as of December 31, 2021	$356	$(3)	$353
Other comprehensive income (loss) before reclassifications, net of $56 million tax expense	(175)	12	(163)
Amounts reclassified from AOCI:
Amortization of actuarial losses[a]	6	—	6
Settlement (gain) loss[a]	(1)	—	(1)
Tax expense (benefit)	(1)	—	(1)
Balance as of December 31, 2022	$185	$9	$194
Other comprehensive income (loss) before reclassifications, net of $21 million tax benefit	68	(1)	67
Amounts reclassified from AOCI:
Amortization of actuarial gains[a]	(36)	—	(36)
Tax expense (benefit)	9	—	9
Balance as of December 31, 2023	$226	$8	$234
Other comprehensive income (loss) before reclassifications, net of $115 million tax expense	361	1	362
Amounts reclassified from AOCI:
Amortization of actuarial gains[a]	(20)	—	(20)
Tax expense (benefit)	5	—	5
Balance as of December 31, 2024	$572	$9	$581
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

Management assessed the effectiveness of BNSF’s internal control over financial reporting as of December 31, 2024. In making this assessment, management adopted and used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that as of December 31, 2024, BNSF’s internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information

Berkshire Hathaway Inc. holds 100% of the membership interest of Registrant. Accordingly, during the fiscal quarter ended December 31, 2024, none of Registrant's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of Registrant's securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
The following table presents the fees billed to BNSF, including its majority-owned subsidiaries, for services provided by Deloitte & Touche LLP, the independent registered public accounting firm, for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Audit fees	$3,415	$3,514
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$3,415	$3,514

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

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit, and tax planning for specific transactions or potential transactions of the Company. No tax fees were billed in 2024 or 2023.

All Other Fees
All other fees consist of subscription-related fees.

Pre-Approval Policies and Procedures
The Registrant is a wholly-owned subsidiary of Berkshire Hathaway Inc. and does not have an audit committee. During 2024 and 2023, the Audit Committee of Berkshire Hathaway Inc. pre-approved all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.Consolidated Financial Statements—see Item 8.
Schedules are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.
2.Exhibits.

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit
(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	1-11535	3.1
	3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, as further amended by the Written Consent of the Sole Member, dated January 1, 2021, and as further amended by the Written Consent of the Sole Member, dated September 30, 2023. Ø	10-K	2/26/2024	1-11535	3.2
(4)	Instruments defining the rights of security holders, including indentures
	4.1	Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as Trustee.	S-3	2/8/1999	333-72013	4
	4.2	Form of BNSF’s 6 3/4% Debenture Due March 15, 2029.	10-K	3/31/1999	1-11535	4.3
	4.3	Form of BNSF’s 6.70% Debenture Due August 1, 2028.	10-K	3/31/1999	1-11535	4.4
	4.4	Form of BNSF’s 8.125% Debenture Due April 15, 2020.	10-K	2/12/2001	1-11535	4.6
	4.5	Form of BNSF’s 7.95% Debenture Due August 15, 2030.	10-K	2/12/2001	1-11535	4.7
	4.6	Indenture, dated as of December 8, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	S-3 ASR	12/8/2005	333-130214	4.1
	4.7	Certificate of Trust of BNSF Funding Trust I, executed and filed by U.S. Bank Trust National Association, Linda Hurt and James Gallegos, as Trustees.	S-3 ASR	12/8/2005	333-130214	4.3
	4.8	Amended and Restated Declaration of Trust of BNSF Funding Trust I, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.4
	4.9	Guarantee Agreement between BNSF and U.S. Bank Trust National Association, as Guarantee Trustee, dated as of December 15, 2005.	8-K	12/15/2005	1-11535	4.5
	4.10	First Supplemental Indenture, dated as of December 15, 2005, between BNSF and U.S. Bank Trust National Association, as Trustee.	8-K	12/15/2005	1-11535	4.6
	4.11	Agreement as to Expenses and Liabilities dated as of December 15, 2005, between BNSF and BNSF Funding Trust I.	8-K	12/15/2005	1-11535	4.4 (Exhibit C)
	4.12	Form of BNSF Funding Trust I’s 6.613% Trust Preferred Securities.	8-K	12/15/2005	1-11535	4.4 (Exhibit D)
	4.13	Officer’s Certificate of Determination as to the terms of BNSF’s 6.20% Debentures Due August 15, 2036, including the form of the Debentures.	10-Q	10/24/2006	1-11535	4.1
	4.14	First Supplemental Indenture, dated as of April 13, 2007, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Trust Company, N.A., as Trustee.	8-K	4/13/2007	1-11535	4.1
	4.15	Officer’s Certificate of Determination as to the terms of BNSF’s 5.65% Debentures due May 1, 2017, and 6.15% Debentures Due May 1, 2037, including the forms of the Debentures.	8-K	4/13/2007	1-11535	4.2

Ø    References to BNSF refer to Burlington Northern Santa Fe Corporation for all periods through February 12, 2010, and to Burlington Northern Santa Fe, LLC for all periods on or after February 13, 2010.

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.16	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Trust Company, N.A., as Trustee.	8-K	3/14/2008	1-11535	4.1
4.17	Officers’ Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 15, 2018, including the form of the Notes.	8-K	3/14/2008	1-11535	4.2
4.18	Third Supplemental Indenture, dated as of December 3, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/3/2008	1-11535	4.1
4.19	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.1
4.20	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.2
4.21	Fifth Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	2/16/2010	1-11535	4.1
4.22	Second Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and U.S. Bank Trust National Association.	8-K	2/16/2010	1-11535	4.2
4.23	Sixth Supplemental Indenture, dated as of May 17, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/17/2010	1-11535	4.1
4.24	Certificate of Determination as to the terms of BNSF’s 5.75% Debentures due May 1, 2040.	8-K	5/17/2010	1-11535	4.2
4.25	Seventh Supplemental Indenture, dated as of September 10, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/10/2010	1-11535	4.1
4.26	Certificate of Determination as to the terms of BNSF’s 3.60% Debentures due September 1, 2020 and 5.05% Debentures due March 1, 2041.	8-K	9/10/2010	1-11535	4.2
4.27	Eighth Supplemental Indenture, dated as of May 19, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/19/2011	1-11535	4.1
4.28	Certificate of Determination as to the terms of BNSF’s 4.10% Debentures due June 1, 2021 and 5.40% Debentures due June 1, 2041.	8-K	5/19/2011	1-11535	4.2
4.29	Ninth Supplemental Indenture, dated as of August 22, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2011	1-11535	4.1
4.30	Certificate of Determination as to the terms of BNSF’s 3.45% Debentures due September 15, 2021 and 4.95% Debentures due September 15, 2041.	8-K	8/22/2011	1-11535	4.2
4.31	Tenth Supplemental Indenture, dated as of March 2, 2012, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/2/2012	1-11535	4.1
4.32	Certificate of Determination as to the terms of BNSF’s 3.05% Debentures due March 15, 2022 and 4.40% Debentures due March 15, 2042.	8-K	3/2/2012	1-11535	4.2
4.33	Eleventh Supplemental Indenture, dated as of August 23, 2012, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/23/2012	1-11535	4.1
4.34	Certificate of Determination as to the terms of BNSF’s 3.050% Debentures due September 1, 2022 and 4.375% Debentures due September 1, 2042.	8-K	8/23/2012	1-11535	4.2

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.35	Twelfth Supplemental Indenture, dated as of March 12, 2013, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/12/2013	1-11535	4.1
4.36	Certificate of Determination as to the terms of BNSF’s 3.00% Debentures due March 15, 2023 and 4.45% Debentures due March 15, 2043.	8-K	3/12/2013	1-11535	4.2
4.37	Thirteenth Supplemental Indenture, dated as of August 22, 2013, to Indenture dated December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2013	1-11535	4.1
4.38	Certificate of Determination as to the terms of BNSF’s 3.850% Debentures due September 1, 2023 and 5.150% Debentures due September 1, 2043.	8-K	8/22/2013	1-11535	4.2
4.39	Fourteenth Supplemental Indenture, dated as of March 7, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/7/2014	1-11535	4.1
4.40	Certificate of Determination as to the terms of BNSF’s 3.750% Debentures due April 1, 2024 and 4.900% Debentures due April 1, 2044.	8-K	3/7/2014	1-11535	4.2
4.41	Fifteenth Supplemental Indenture, dated as of August 18, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/18/2014	1-11535	4.1
4.42	Certificate of Determination as to the terms of BNSF’s 3.400% Debentures due September 1, 2024 and 4.550% Debentures due September 1, 2044.	8-K	8/18/2014	1-11535	4.2
4.43	Sixteenth Supplemental Indenture, dated as of March 9, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2015	1-11535	4.1
4.44	Certificate of Determination as to the terms of BNSF’s 3.000% Debentures due April 1, 2025 and 4.150% Debentures due April 1, 2045.	8-K	3/9/2015	1-11535	4.2
4.45	Seventeenth Supplemental Indenture, dated as of August 20, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/20/2015	1-11535	4.1
4.46	Certificate of Determination as to the terms of BNSF’s 3.650% Debentures due September 1, 2025 and 4.700% Debentures due September 1, 2045.	8-K	8/20/2015	1-11535	4.2
4.47	Eighteenth Supplemental Indenture, dated as of May 16, 2016, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/16/2016	1-11535	4.1
4.48	Certificate of Determination as to the terms of BNSF’s 3.900% Debentures due August 1, 2046.	8-K	5/16/2016	1-11535	4.2
4.49	Nineteenth Supplemental Indenture, dated as of March 9, 2017, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2017	1-11535	4.1
4.50	Certificate of Determination as to the terms of BNSF’s 3.250% Debentures due June 15, 2027 and 4.125% Debentures due June 15, 2047.	8-K	3/9/2017	1-11535	4.2
4.51	Twentieth Supplemental Indenture, dated as of March 5, 2018, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/5/2018	1-11535	4.1
4.52	Certificate of Determination as to the terms of BNSF’s 4.050% Debentures due June 15, 2048.	8-K	3/5/2018	1-11535	4.2
4.53	Twenty-First Supplemental Indenture, dated as of August 2, 2018, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/2/2018	1-11535	4.1

			Incorporated by Reference (if applicable)
Exhibit Number and Description			Form	File Date	File No.	Exhibit

	4.54	Certificate of Determination as to the terms of BNSF’s 4.150% Debentures due December 15, 2048.	8-K	8/2/2018	1-11535	4.2
	4.55	Twenty-Second Supplemental Indenture, dated as of July 24, 2019, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	7/24/2019	1-11535	4.1
	4.56	Certificate of Determination as to the terms of BNSF’s 3.550% Debentures due February 15, 2050.	8-K	7/24/2019	1-11535	4.2
	4.57	Twenty-Third Supplemental Indenture, dated as of April 13, 2020, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4/13/2020	1-11535	4.1
	4.58	Certificate of Determination as to the terms of BNSF's 3.050% Debentures due February 15, 2051.	8-K	4/13/2020	1-11535	4.2
	4.59	Twenty-Fourth Supplemental Indenture, dated as of April 6, 2021, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4/6/2021	1-11535	4.1
	4.60	Certificate of Determination as to the terms of BNSF's 3.300% Debentures due September 15, 2051.	8-K	4/6/2021	1-11535	4.2
	4.61	Twenty-Fifth Supplemental Indenture, dated as of November 29, 2021, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/8/2021	1-11535	4.1
	4.62	Certificate of Determination as to the terms of BNSF's 2.875% Debentures due June 15, 2052.	8-K	12/8/2021	1-11535	4.2
	4.63	Twenty-Sixth Supplemental Indenture, dated as of June 7, 2022, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	6/7/2022	1-11535	4.1
	4.64	Certificate of Determination as to the terms of BNSF’s 4.450% Debentures due January 15, 2053.	8-K	6/7/2022	1-11535	4.2
	4.65	Twenty-Seventh Supplemental Indenture, dated as of June 9, 2023, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	6/9/2023	1-11535	4.1
	4.66	Certificate of Determination as to the terms of BNSF's 5.200% Debentures due April 15, 2054.	8-K	6/9/2023	1-11535	4.2
	4.67	Twenty-Eighth Supplemental Indenture, dated as of June 7, 2024, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	6/7/2024	1-11535	4.1
	4.68	Certificate of Determination as to the terms of BNSF's 5.500% Debentures due March 15, 2055.	8-K	6/7/2024	1-11535	4.2
	4.69	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. ‡
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

Burlington Northern Santa Fe, LLC
		By:	/s/ Kathryn M. Farmer
Dated:	February 24, 2025		Kathryn M. Farmer President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe, LLC and in the capacities and on the date indicated.

Signature	Title

/s/ Kathryn M. Farmer	President and Chief Executive Officer
Kathryn M. Farmer	(Principal Executive Officer), and Director

/s/ Paul W. Bischler	Executive Vice President and Chief Financial Officer
Paul W. Bischler	(Principal Financial Officer), and Director

/s/ Candace Palmarozzi	Vice President and Controller
Candace Palmarozzi	(Principal Accounting Officer)

/s/ Gregory E. Abel*	Director
Gregory E. Abel

/s/ Warren E. Buffett*	Director
Warren E. Buffett

/s/ Marc D. Hamburg*	Director
Marc D. Hamburg

/s/ Edmond Harris*	Director
Edmond Harris

/s/ Carl R. Ice	Director
Carl R. Ice

/s/ Matthew J. Igoe	Director
Matthew J. Igoe

/s/ Jill K. Mulligan	Director
Jill K. Mulligan

/s/ Thomas G. Williams	Director
Thomas G. Williams

		*By:	/s/ Dustin J. Almaguer
Dated:	February 24, 2025		Dustin J. Almaguer, Attorney-in-fact

S-1