Form 10-Q
period 2025-03-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2025-05-05
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2025
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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$5,693	$5,660
Operating expenses:
Compensation and benefits	1,387	1,412
Fuel	770	854
Depreciation and amortization	675	661
Purchased services	538	503
Equipment rents	182	174
Materials and other	321	336
Total operating expenses	3,873	3,940
Operating income	1,820	1,720
Interest expense	272	265
Other (income) expense, net	(55)	(64)
Income before income taxes	1,603	1,519
Income tax expense	389	376
Net income	$1,214	$1,143

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$1,214	$1,143
Other comprehensive income (loss):
Change in pension and retiree health and welfare benefits, net of tax	(6)	(4)
Change in accumulated other comprehensive income (loss) of equity method investees	1	1
Other comprehensive income (loss), net of tax	(5)	(3)
Total comprehensive income	$1,209	$1,140

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,531	$2,004
Accounts receivable, net	1,431	1,387
Materials and supplies	1,032	1,063
Other current assets	180	131
Total current assets	5,174	4,585

Property and equipment, net of accumulated depreciation of $20,969 and $20,411, respectively	71,245	71,261
Goodwill	15,351	15,351
Operating lease right-of-use assets	1,184	1,194
Other assets	3,962	3,779
Total assets	$96,916	$96,170

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$4,212	$3,942
Long-term debt and finance leases due within one year	1,762	1,263
Total current liabilities	5,974	5,205

Long-term debt and finance leases	21,732	22,234
Deferred income taxes	15,706	15,696
Operating lease liabilities	761	727
Casualty and environmental liabilities	341	369
Pension and retiree health and welfare liability	176	180
Other liabilities	1,076	1,118
Total liabilities	45,766	45,529
Commitments and contingencies (see Note 6)
Equity:
Member’s equity	50,574	50,060
Accumulated other comprehensive income (loss)	576	581
Total equity	51,150	50,641
Total liabilities and equity	$96,916	$96,170

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$1,214	$1,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	675	661
Deferred income taxes	12	45
Other, net	(153)	(64)
Changes in current assets and liabilities:
Accounts receivable, net	(44)	95
Materials and supplies	31	20
Other current assets	113	(26)
Accounts payable and other current liabilities	99	(183)
Net cash provided by operating activities	1,947	1,691

Investing Activities
Capital expenditures excluding equipment	(621)	(647)
Acquisition of equipment	(31)	(75)
Purchases of investments and investments in time deposits	—	(23)
Other, net	(66)	(104)
Net cash used in investing activities	(718)	(849)

Financing Activities
Payments on long-term debt and finance leases	(2)	(6)
Cash distributions	(700)	(500)
Net cash used in financing activities	(702)	(506)
Increase (decrease) in cash and cash equivalents	527	336
Cash and cash equivalents:
Beginning of period	2,004	2,148
End of period	$2,531	$2,484

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$311	$269
Capital investments accrued but not yet paid	$131	$149
Income taxes paid, net of refunds	$2	$2

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2023	$49,029	$234	$49,263
Cash distributions	(500)	—	(500)
Comprehensive income (loss), net of tax	1,143	(3)	1,140
Balance as of March 31, 2024	$49,672	$231	$49,903

Balance as of December 31, 2024	$50,060	$581	$50,641
Cash distributions	(700)	—	(700)
Comprehensive income (loss), net of tax	1,214	(5)	1,209
Balance as of March 31, 2025	$50,574	$576	$51,150

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2024, including the financial statements and notes thereto. Burlington Northern Santa Fe, LLC (Registrant) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of the Registrant and its subsidiaries (collectively, BNSF or Company), all of which are separate legal entities. The Registrant’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of March 31, 2025, and the results of operations for the three months ended March 31, 2025 and 2024 in accordance with generally accepted accounting principles in the United States.

2.Segment Information

The Registrant's principal wholly-owned subsidiary is BNSF Railway and represents its only operating segment. The financial results are evaluated as one reportable segment due to the integrated nature of the Company's rail network. See Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for information related to the subsidiary's services offered and business operations. As BNSF Railway's operations are not materially different from the Company's, the Chief Executive Officer, who acts as the chief operating decision maker (CODM), assesses the segment at the consolidated level. The CODM uses the Company's consolidated net income to evaluate the overall profitability of the segment and allocate resources across the Company's rail network. Consolidated net income is benchmarked against forecasted targets, historical results, and industry standards and analyzed for trends for organizational strategic planning purposes. BNSF Railway's assets and significant expenses are also reviewed at the consolidated level. See the Consolidated Financial Statements for more information. Additionally, while BNSF Railway operates outside of the U.S., its foreign operations are immaterial to the reportable segment.

3.Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended March 31,
	2025	2024
Consumer Products	$2,033	$1,970
Agricultural and Energy Products [a]	1,565	1,552
Industrial Products [a]	1,199	1,240
Coal	734	765
Total freight revenues	5,531	5,527
Non-rail logistics subsidiary	18	16
Accessorial and other	144	117
Total other revenues	162	133
Total operating revenues	$5,693	$5,660
a Prior year numbers have been recast to conform to the current year presentation based on internal reorganization of business groups.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, $1.2 billion and $1.1 billion, respectively, represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of March 31, 2025 and December 31, 2024, remaining performance obligations were $294 million and $308 million, respectively.

4.Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of March 31, 2025 and December 31, 2024, $41 million and $40 million, respectively, of such allowances had been recorded.

5.Debt

Notes and Debentures

As of March 31, 2025, $1.65 billion remained authorized by the Board of Directors to be issued through the debt shelf offering process.

The Registrant is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of March 31, 2025, the Registrant was in compliance with these financial covenants.

Fair Value of Debt Instruments

As of March 31, 2025 and December 31, 2024, the fair value of BNSF’s debt, excluding finance leases, was $21.4 billion and $21.1 billion, respectively, while the book value as of both March 31, 2025 and December 31, 2024, which also excludes finance leases, was $23.4 billion. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$265	$264
Accruals / changes in estimates	9	26
Payments	(35)	(28)
Ending balance	$239	$262
Current portion of ending balance	$85	$85

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $195 million to $310 million.

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

Environmental

BNSF is subject to extensive federal, state, and local environmental regulation. The Company’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which often involve transporting chemicals and other hazardous materials. Additionally, many of BNSF’s land holdings are or have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Under federal (in particular, the Comprehensive Environmental Response, Compensation, and Liability Act) and state statutes, the Company may be held jointly and severally liable for cleanup and enforcement costs associated with a particular site without regard to fault or the legality of the original conduct. The Company participates in the study, cleanup, or both of environmental contamination at approximately 185 sites.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$224	$236
Accruals / changes in estimates	1	—
Payments	(3)	(4)
Ending balance	$222	$232
Current portion of ending balance	$35	$35

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks including FELA, railroad protective and force account insurance, and property and excess general liability which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasury bills. As of March 31, 2025 and December 31, 2024, there was $563 million and $562 million, respectively, related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	2025	2024
Service cost	$2	$3
Interest cost	21	21
Expected return on plan assets	(48)	(47)
Amortization of net (gain) loss	(7)	(5)
Net (benefit) cost recognized	$(32)	$(28)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

8.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the three-months ended March 31, 2025 and 2024, the Company declared and paid cash distributions of $700 million and $500 million, respectively, to Berkshire. In both of the three-month periods ended March 31, 2025 and 2024, the Company made no tax payments and received no tax refunds from Berkshire. As of March 31, 2025 and December 31, 2024, the Company had a tax payable to Berkshire of $403 million and a payable to Berkshire of $86 million, respectively.

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.4 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $902 million and $891 million as of March 31, 2025 and December 31, 2024, respectively. The Company incurred car hire expenditures with TTX of $106 million and $97 million for the three-months ended March 31, 2025 and 2024, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$226	$8	$234
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(5)	—	(5)
Tax expense (benefit)	1	—	1
Balance as of March 31, 2024	$222	$9	$231

Balance as of December 31, 2024	$572	$9	$581
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(8)	—	(8)
Tax expense (benefit)	2	—	2
Balance as of March 31, 2025	$566	$10	$576
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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the three months ended March 31, 2025, and a comparative analysis of the three months ended March 31, 2024.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Consumer Products	$2,033	$1,970	1,382	1,272
Agricultural and Energy Products [a]	1,565	1,552	345	346
Industrial Products [a]	1,199	1,240	332	353
Coal	734	765	298	293
Total freight revenues	5,531	5,527	2,357	2,264
Other revenues	162	133
Total operating revenues	$5,693	$5,660

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2025	2024
Consumer Products	$1,471	$1,549
Agricultural and Energy Products [a]	4,536	4,486
Industrial Products [a]	3,611	3,513
Coal	2,463	2,611
Total freight revenues	$2,347	$2,441
a  Prior year numbers have been recast to conform to the current year presentation based on internal reorganization of business groups.

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2025	2024
Fuel expense [a]	$770	$854
Fuel surcharges	$434	$575
a  Fuel expense includes locomotive and non-locomotive fuel.

    Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

Revenues

Revenues for the three months ended March 31, 2025 were $5.7 billion, an increase of $33 million, or 1 percent, as compared with the three months ended March 31, 2024. This was primarily due to a 4 percent increase in unit volume and core pricing gains, partially offset by a decrease in average revenue per car / unit resulting from lower fuel surcharge revenue and unfavorable business mix. Revenue amounts also included the following changes between periods:

▪Consumer Products volumes increased primarily due to higher intermodal shipments resulting from higher west coast imports and an increase in automotive volume from higher vehicle production.

▪Agricultural and Energy Products volumes decreased slightly due to lower volumes of domestic grains.

▪Industrial Products volumes decreased primarily due to weather related impacts and lower demand for construction and building products.

▪Coal volumes increased primarily due to increased demand from higher natural gas prices.

Expenses

Operating expenses for the three months ended March 31, 2025 were $3.9 billion, a decrease of $67 million, or 2 percent, as compared with the three months ended March 31, 2024. A significant portion of this decrease is due to the following changes in expenses:

▪Fuel expense decreased primarily due to lower average fuel prices, partially offset by higher volumes.

▪Compensation and benefits expense decreased primarily due to increased employee productivity, partially offset by wage inflation.

▪Purchased services expense increased primarily due to higher volume related costs, cargo security investments, and general inflation.

▪There were no significant changes in materials and other expense, equipment rent expense, or depreciation and amortization expense.

The effective tax rate was 24.3 percent and 24.8 percent for the three months ended March 31, 2025 and 2024, respectively.

Forward-Looking Information

To the extent that statements relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws.

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in "Part I, Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 5.    Other Information

Berkshire Hathaway Inc. holds 100% of the membership interest of Registrant. Accordingly, during the fiscal quarter ended March 31, 2025, none of the Registrant's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of Registrant's securities.

Item 6.Exhibits

Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, as further amended by the Written Consent of the Sole Member, dated January 1, 2021, and as further amended by the Written Consent of the Sole Member, dated September 30, 2023.	10-K	2/26/2024	001-11535	3.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three months ended March 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iv) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (vi) the Consolidated Statements of Changes in Equity for the periods ended March 31, 2025 and 2024, and (vii) the Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  May 5, 2025

S-1