Form 10-Q
period 2025-06-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2025-08-04
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2025
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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$5,742	$5,739	$11,435	$11,399
Operating expenses:
Compensation and benefits	1,372	1,321	2,759	2,733
Fuel	698	822	1,468	1,676
Depreciation and amortization	683	666	1,358	1,327
Purchased services	516	508	1,054	1,011
Equipment rents	171	173	353	347
Materials and other	289	426	610	762
Total operating expenses	3,729	3,916	7,602	7,856
Operating income	2,013	1,823	3,833	3,543
Interest expense	270	267	542	532
Other (income) expense, net	(66)	(66)	(121)	(130)
Income before income taxes	1,809	1,622	3,412	3,141
Income tax expense	343	395	732	771
Net income	$1,466	$1,227	$2,680	$2,370

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,466	$1,227	$2,680	$2,370
Other comprehensive income (loss):
Change in pension and retiree health and welfare benefits, net of tax	(6)	(4)	(12)	(8)
Change in accumulated other comprehensive income (loss) of equity method investees	—	—	1	1
Other comprehensive income (loss), net of tax	(6)	(4)	(11)	(7)
Total comprehensive income	$1,460	$1,223	$2,669	$2,363

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,081	$2,004
Accounts receivable, net	1,330	1,387
Materials and supplies	1,074	1,063
Other current assets	270	131
Total current assets	4,755	4,585

Property and equipment, net of accumulated depreciation of $21,459 and $20,411, respectively	71,508	71,261
Goodwill	15,351	15,351
Operating lease right-of-use assets	1,091	1,194
Other assets	3,983	3,779
Total assets	$96,688	$96,170

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,793	$3,942
Long-term debt and finance leases due within one year	1,266	1,263
Total current liabilities	5,059	5,205

Long-term debt and finance leases	22,586	22,234
Deferred income taxes	15,623	15,696
Operating lease liabilities	707	727
Casualty and environmental liabilities	345	369
Pension and retiree health and welfare liability	172	180
Other liabilities	1,086	1,118
Total liabilities	45,578	45,529
Commitments and contingencies (see Note 6)
Equity:
Member’s equity	50,540	50,060
Accumulated other comprehensive income (loss)	570	581
Total equity	51,110	50,641
Total liabilities and equity	$96,688	$96,170

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income	$2,680	$2,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,358	1,327
Deferred income taxes	(69)	60
Other, net	(179)	(86)
Changes in current assets and liabilities:
Accounts receivable, net	57	53
Materials and supplies	(11)	(17)
Other current assets	129	42
Accounts payable and other current liabilities	(386)	(570)
Net cash provided by operating activities	3,579	3,179

Investing Activities
Capital expenditures excluding equipment	(1,469)	(1,524)
Acquisition of equipment	(129)	(232)
Purchases of investments and investments in time deposits	(1)	(29)
Other, net	(60)	(130)
Net cash used in investing activities	(1,659)	(1,915)

Financing Activities
Proceeds from issuance of long-term debt	900	1,300
Payments on long-term debt and finance leases	(531)	(530)
Cash distributions	(2,200)	(2,100)
Other, net	(12)	(16)
Net cash used in financing activities	(1,843)	(1,346)
Increase (decrease) in cash and cash equivalents	77	(82)
Cash and cash equivalents:
Beginning of period	2,004	2,148
End of period	$2,081	$2,066

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$561	$529
Capital investments accrued but not yet paid	$163	$184
Income taxes paid, net of refunds	$885	$731

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2023	$49,029	$234	$49,263
Cash distributions	(500)	—	(500)
Comprehensive income (loss), net of tax	1,143	(3)	1,140
Balance as of March 31, 2024	49,672	231	49,903
Cash distributions	(1,600)	—	(1,600)
Comprehensive income (loss), net of tax	1,227	(4)	1,223
Balance as of June 30, 2024	$49,299	$227	$49,526

Balance as of December 31, 2024	$50,060	$581	$50,641
Cash distributions	(700)	—	(700)
Comprehensive income (loss), net of tax	1,214	(5)	1,209
Balance as of March 31, 2025	50,574	576	51,150
Cash distributions	(1,500)	—	(1,500)
Comprehensive income (loss), net of tax	1,466	(6)	1,460
Balance as of June 30, 2025	$50,540	$570	$51,110

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of June 30, 2025, and the results of operations for the three and six months ended June 30, 2025 and 2024 in accordance with generally accepted accounting principles in the United States.

2. Segment Information

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

3. Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consumer Products	$1,972	$2,122	$4,005	$4,092
Agricultural and Energy Products [a]	1,617	1,563	3,182	3,115
Industrial Products [a]	1,290	1,301	2,489	2,541
Coal	716	608	1,450	1,373
Total freight revenues	5,595	5,594	11,126	11,121
Non-rail logistics subsidiary	16	22	34	38
Accessorial and other	131	123	275	240
Total other revenues	147	145	309	278
Total operating revenues	$5,742	$5,739	$11,435	$11,399
a Prior year numbers have been recast to conform to the current year presentation based on internal reorganization of business groups.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, $1.0 billion and $1.1 billion, respectively, represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of June 30, 2025 and December 31, 2024, remaining performance obligations were $324 million and $308 million, respectively.

4. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of June 30, 2025 and December 31, 2024, $19 million and $40 million, respectively, of such allowances had been recorded.

5.Debt

Notes and Debentures

In May 2025, the Registrant filed a new automatic shelf registration statement with the Securities and Exchange Commission (SEC) that became effective on May 5, 2025, and will remain effective for three years.

In June 2025, the Registrant issued $900 million of 5.800 percent debentures due March 15, 2056. The net proceeds from the sale of the debentures will be used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

As of June 30, 2025, $750 million remained authorized by the Board of Directors to be issued through the debt shelf offering process.

The Registrant is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of June 30, 2025, the Registrant was in compliance with these financial covenants.

Fair Value of Debt Instruments

As of June 30, 2025 and December 31, 2024, the fair value of BNSF’s debt, excluding finance leases, was $21.8 billion and $21.1 billion, respectively, while the book value, which also excludes finance leases, was $23.8 billion and $23.4 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Six Months Ended June 30,
	2025	2024
Beginning balance	$265	$264
Accruals / changes in estimates	27	56
Payments	(49)	(56)
Ending balance	$243	$264
Current portion of ending balance	$80	$85

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

Environmental

BNSF is subject to extensive federal, state, and local environmental regulation. The Company’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which often involve transporting chemicals and other hazardous materials. Additionally, many of BNSF’s land holdings are or have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Under federal (in particular, the Comprehensive Environmental Response, Compensation, and Liability Act) and state statutes, the Company may be held jointly and severally liable for cleanup and enforcement costs associated with a particular site without regard to fault or the legality of the original conduct. The Company participates in the study, cleanup, or both of environmental contamination at approximately 180 sites.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Six Months Ended June 30,
	2025	2024
Beginning balance	$224	$236
Accruals / changes in estimates	1	1
Payments	(8)	(8)
Ending balance	$217	$229
Current portion of ending balance	$35	$35

The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $195 million to $255 million.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks including FELA, railroad protective and force account insurance, and property and excess general liability which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasury bills. As of June 30, 2025 and December 31, 2024, there was $565 million and $562 million, respectively, related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$3	$2	$5	$5
Interest cost	22	21	43	42
Expected return on plan assets	(48)	(46)	(96)	(93)
Amortization of net (gain) loss	(8)	(5)	(15)	(10)
Net (benefit) cost recognized	$(31)	$(28)	$(63)	$(56)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
8.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the six-month periods ended June 30, 2025 and 2024, the Company declared and paid cash distributions of $2.2 billion and $2.1 billion, respectively, to Berkshire. The Company made tax payments of $699 million and $581 million during the six-month period ended June 30, 2025 and 2024, respectively, while during both periods the Company received no tax refunds from Berkshire. As of June 30, 2025 and December 31, 2024, the Company had a tax payable to Berkshire of $43 million and a payable to Berkshire of $86 million, respectively.

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.4 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $909 million and $891 million as of June 30, 2025 and December 31, 2024, respectively. The Company incurred car hire expenditures with TTX of $107 million and $101 million for the three-months and $213 million and $198 million for the six-months ended June 30, 2025 and 2024, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$226	$8	$234
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(10)	—	(10)
Tax expense (benefit)	2	—	2
Balance as of June 30, 2024	$218	$9	$227

Balance as of December 31, 2024	$572	$9	$581
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(15)	—	(15)
Tax expense (benefit)	3	—	3
Balance as of June 30, 2025	$560	$10	$570
a     This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare costs (see Note 7 for additional details on pension costs).

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

10.Subsequent Events

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (the Act), was enacted. The Act includes a number of corporate income tax provisions applicable to BNSF, including 100% bonus depreciation. BNSF is currently evaluating the impact of these provisions on its consolidated financial statements, which the Company currently does not expect to have a material impact to its Consolidated Financial Statements.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the six months ended June 30, 2025, and a comparative analysis of the six months ended June 30, 2024.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consumer Products	$4,005	$4,092	2,720	2,602
Agricultural and Energy Products [a]	3,182	3,115	693	692
Industrial Products [a]	2,489	2,541	682	716
Coal	1,450	1,373	589	549
Total freight revenues	11,126	11,121	4,684	4,559
Other revenues	309	278
Total operating revenues	$11,435	$11,399

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2025	2024
Consumer Products	$1,472	$1,573
Agricultural and Energy Products [a]	4,592	4,501
Industrial Products [a]	3,650	3,549
Coal	2,462	2,501
Total freight revenues	$2,375	$2,439
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

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2025	2024
Fuel expense [a]	$1,468	$1,676
Fuel surcharges	$860	$1,139
a  Fuel expense includes locomotive and non-locomotive fuel.

    Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

Revenues

Revenues for the six months ended June 30, 2025 were $11.4 billion, an increase of $36 million, or less than 1 percent, as compared with the six months ended June 30, 2024. This was primarily due to a 3 percent increase in unit volume and core pricing gains, partially offset by a decrease in average revenue per car / unit resulting from lower fuel surcharge revenue and unfavorable business mix. Revenue amounts also included the following changes between periods:

▪Consumer Products volumes increased primarily due to higher intermodal shipments resulting from higher west coast imports and an increase in automotive volume from higher vehicle production.

▪Agricultural and Energy Products volumes increased slightly due to higher grain exports, partially offset by lower domestic grain, feed, and renewable fuel volumes.

▪Industrial Products volumes decreased primarily due to lower demand for construction products and lower petroleum products shipments.

▪Coal volumes increased primarily due to the competitive effects of higher natural gas prices.

Expenses

Operating expenses for the six months ended June 30, 2025 were $7.6 billion, a decrease of $254 million, or 3 percent, as compared with the six months ended June 30, 2024. A significant portion of this decrease is due to the following changes in expenses:

▪Fuel expense decreased primarily due to lower average fuel prices, partially offset by higher volumes.

▪Materials and other expense decreased primarily due to litigation accruals in the second quarter of 2024 and ongoing cost management efforts.

▪There were no significant changes in compensation and benefits expense, depreciation and amortization expense, purchased services expense, or equipment rents expense.

The effective tax rate was 21.5 percent and 24.5 percent for the six months ended June 30, 2025 and 2024, respectively. Income tax expense decreased primarily due to lower deferred state tax expenses arising from changes in enacted rates during the second quarter of 2025.

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

•   Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations, the marketing of services or regulatory restrictions on equipment; the ultimate outcome of shipper and rate claims subject to adjudication; claims, investigations, or litigation alleging violations of the antitrust laws; new legislation impacting corporate income tax provisions; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the STB in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF operations; losses resulting from claims and litigation relating to personal injuries, asbestos, and other occupational diseases; the release of hazardous materials, environmental contamination, and damage to property; regulation, restrictions or caps, or other controls on transportation of energy-related commodities or other operating restrictions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations; and changes in tax rates and tax laws.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

Beginning May 14, 2007, some 30 similar class action complaints were filed in six federal district courts around the country by rail shippers against BNSF Railway and other Class I railroads alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws. The complaints seek injunctive relief and unspecified treble damages. These cases were consolidated and are currently pending in the federal District Court for the District of Columbia for coordinated or consolidated pretrial proceedings. (In re: Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). Consolidated amended class action complaints were filed against BNSF Railway and three other Class I railroads in April 2008. On June 21, 2012, the District Court certified the class sought by the plaintiffs. BNSF Railway and the other three Class I railroads appealed the class certification decision to the U.S. Court of Appeals. On August 9, 2013, the U.S. Court of Appeals vacated the District Court’s class certification decision and remanded the case to permit the District Court to reconsider its decision in light of the U.S. Supreme Court case of Comcast Corp. v. Behrend. In September 2016, the District Court held a hearing to determine whether to certify a class. On October 10, 2017, the District Court denied the plaintiffs’ motion to certify a class. The plaintiffs appealed the denial of class certification to the U.S. Court of Appeals. In September 2018, the U.S. Court of Appeals held a hearing on the appeal of the denial of class certification. On August 16, 2019, the U.S. Court of Appeals affirmed the District Court’s denial of class certification. In June 2025, the District Court granted summary judgment in favor of the railroads, dismissing all claims. Plaintiffs have filed an appeal to the US Court of Appeals. The Company continues to believe that these allegations are without merit and continues to vigorously dispute such claims in all subsequent litigation filed by individual parties involving such allegations. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations, or liquidity.

Item 5.    Other Information

Berkshire Hathaway Inc. holds 100% of the membership interest of Registrant. Accordingly, during the second fiscal quarter ended June 30, 2025, none of the Registrant's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of Registrant's securities.

Item 6.Exhibits

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, as further amended by the Written Consent of the Sole Member, dated January 1, 2021, and as further amended by the Written Consent of the Sole Member, dated September 30, 2023.	10-K	2/26/2024	001-11535	3.2

4.1	Twenty-Ninth Supplemental Indenture, dated as of June 6, 2025, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	6/6/2025	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF’s 5.800% Debentures due March 15, 2056.	8-K	6/6/2025	001-11535	4.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and six months ended June 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iv) the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (vi) the Consolidated Statements of Changes in Equity for the periods ended June 30, 2025 and 2024, and (vii) the Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  August 4, 2025

S-1