Form 10-Q
period 2025-09-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2025-11-03
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2025
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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$6,010	$5,904	$17,445	$17,303
Operating expenses:
Compensation and benefits	1,400	1,407	4,159	4,140
Fuel	772	799	2,240	2,475
Depreciation and amortization	687	648	2,045	1,975
Purchased services	552	517	1,606	1,528
Equipment rents	180	185	533	532
Materials and other	271	293	881	1,055
Total operating expenses	3,862	3,849	11,464	11,705
Operating income	2,148	2,055	5,981	5,598
Interest expense	279	275	821	807
Other (income) expense, net	(43)	(66)	(164)	(196)
Income before income taxes	1,912	1,846	5,324	4,987
Income tax expense	463	463	1,195	1,234
Net income	$1,449	$1,383	$4,129	$3,753

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,449	$1,383	$4,129	$3,753
Other comprehensive income (loss):
Change in pension and retiree health and welfare benefits, net of tax	(5)	(4)	(17)	(12)
Change in accumulated other comprehensive income (loss) of equity method investees	—	—	1	1
Other comprehensive income (loss), net of tax	(5)	(4)	(16)	(11)
Total comprehensive income	$1,444	$1,379	$4,113	$3,742

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,995	$2,004
Accounts receivable, net	1,408	1,387
Materials and supplies	1,088	1,063
Other current assets	254	131
Total current assets	4,745	4,585

Property and equipment, net of accumulated depreciation of $21,965 and $20,411, respectively	71,825	71,261
Goodwill	15,351	15,351
Operating lease right-of-use assets	1,036	1,194
Other assets	3,992	3,779
Total assets	$96,949	$96,170

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,626	$3,942
Long-term debt and finance leases due within one year	917	1,263
Total current liabilities	4,543	5,205

Long-term debt and finance leases	22,587	22,234
Deferred income taxes	15,948	15,696
Operating lease liabilities	701	727
Casualty and environmental liabilities	358	369
Pension and retiree health and welfare liability	164	180
Other liabilities	1,094	1,118
Total liabilities	45,395	45,529
Commitments and contingencies (see Note 6)
Equity:
Member’s equity	50,989	50,060
Accumulated other comprehensive income (loss)	565	581
Total equity	51,554	50,641
Total liabilities and equity	$96,949	$96,170

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income	$4,129	$3,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,045	1,975
Deferred income taxes	257	94
Other, net	(287)	(141)
Changes in current assets and liabilities:
Accounts receivable, net	(21)	42
Materials and supplies	(25)	16
Other current assets	239	64
Accounts payable and other current liabilities	(493)	(313)
Net cash provided by operating activities	5,844	5,490

Investing Activities
Capital expenditures excluding equipment	(2,375)	(2,433)
Acquisition of equipment	(222)	(346)
Purchases of investments and investments in time deposits	(1)	(29)
Other, net	(59)	(144)
Net cash used in investing activities	(2,657)	(2,952)

Financing Activities
Proceeds from issuance of long-term debt	900	1,300
Payments on long-term debt and finance leases	(883)	(1,237)
Cash distributions	(3,200)	(2,800)
Other, net	(13)	(18)
Net cash used in financing activities	(3,196)	(2,755)
Increase (decrease) in cash and cash equivalents	(9)	(217)
Cash and cash equivalents:
Beginning of period	2,004	2,148
End of period	$1,995	$1,931

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$865	$798
Capital investments accrued but not yet paid	$173	$189
Income taxes paid, net of refunds	$1,097	$1,099

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2023	$49,029	$234	$49,263
Cash distributions	(500)	—	(500)
Comprehensive income (loss), net of tax	1,143	(3)	1,140
Balance as of March 31, 2024	49,672	231	49,903
Cash distributions	(1,600)	—	(1,600)
Comprehensive income (loss), net of tax	1,227	(4)	1,223
Balance as of June 30, 2024	49,299	227	49,526
Cash distributions	(700)	—	(700)
Comprehensive income (loss), net of tax	1,383	(4)	1,379
Balance as of September 30, 2024	$49,982	$223	$50,205

Balance as of December 31, 2024	$50,060	$581	$50,641
Cash distributions	(700)	—	(700)
Comprehensive income (loss), net of tax	1,214	(5)	1,209
Balance as of March 31, 2025	50,574	576	51,150
Cash distributions	(1,500)	—	(1,500)
Comprehensive income (loss), net of tax	1,466	(6)	1,460
Balance as of June 30, 2025	50,540	570	51,110
Cash distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,449	(5)	1,444
Balance as of September 30, 2025	$50,989	$565	$51,554

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of September 30, 2025, and the results of operations for the three and nine months ended September 30, 2025 and 2024 in accordance with generally accepted accounting principles in the United States.

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

3.Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consumer Products	$2,121	$2,121	$6,126	$6,213
Agricultural and Energy Products [a]	1,628	1,532	4,810	4,647
Industrial Products [a]	1,293	1,295	3,782	3,836
Coal	795	795	2,245	2,168
Total freight revenues	5,837	5,743	16,963	16,864
Non-rail logistics subsidiary	21	23	55	61
Accessorial and other	152	138	427	378
Total other revenues	173	161	482	439
Total operating revenues	$6,010	$5,904	$17,445	$17,303
a Prior year numbers have been recast to conform to the current year presentation based on internal reorganization of business groups.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of both September 30, 2025 and December 31, 2024, $1.1 billion represented net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of September 30, 2025 and December 31, 2024, remaining performance obligations were $300 million and $308 million, respectively.

4.Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of September 30, 2025 and December 31, 2024, $20 million and $40 million, respectively, of such allowances had been recorded.

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

In August 2025, the Board of Directors authorized an additional $3.0 billion of debt securities that may be issued pursuant to the debt shelf registration statement filed with the SEC.

As of September 30, 2025, $3.75 billion remained authorized by the Board of Directors to be issued through the debt shelf offering process.

The Registrant is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of September 30, 2025, the Registrant was in compliance with these financial covenants.

Fair Value of Debt Instruments

As of September 30, 2025 and December 31, 2024, the fair value of BNSF’s debt, excluding finance leases, was $21.8 billion and $21.1 billion, respectively, while the book value as of both September 30, 2025 and December 31, 2024, which also excludes finance leases, was $23.4 billion. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$265	$264
Accruals / changes in estimates	50	75
Payments	(59)	(89)
Ending balance	$256	$250
Current portion of ending balance	$80	$85

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$224	$236
Accruals / changes in estimates	5	4
Payments	(12)	(11)
Ending balance	$217	$229
Current portion of ending balance	$35	$35

The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $190 million to $250 million.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks including FELA, railroad protective and force account insurance, and property and excess general liability which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasury bills. As of September 30, 2025 and December 31, 2024, there was $579 million and $562 million, respectively, related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$2	$3	$7	$8
Interest cost	21	21	64	63
Expected return on plan assets	(48)	(47)	(144)	(140)
Amortization of net (gain) loss	(7)	(5)	(22)	(15)
Net (benefit) cost recognized	$(32)	$(28)	$(95)	$(84)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
8.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. For the nine-month periods ended September 30, 2025 and 2024, the Company declared and paid cash distributions of $3.2 billion and $2.8 billion, respectively, to Berkshire. The Company made tax payments of $877 million and $904 million during the nine-month period ended September 30, 2025 and 2024, respectively, while during both periods the Company received no tax refunds from Berkshire. As of September 30, 2025 and December 31, 2024, the Company had a tax receivable from Berkshire of $41 million and a payable to Berkshire of $86 million, respectively.

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.4 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $922 million and $891 million as of September 30, 2025 and December 31, 2024, respectively. The Company incurred car hire expenditures with TTX of $113 million and $108 million for the three-months and $326 million and $306 million for the nine-months ended September 30, 2025 and 2024, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$226	$8	$234
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(15)	—	(15)
Tax expense (benefit)	3	—	3
Balance as of September 30, 2024	$214	$9	$223

Balance as of December 31, 2024	$572	$9	$581
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(23)	—	(23)
Tax expense (benefit)	6	—	6
Balance as of September 30, 2025	$555	$10	$565
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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the nine months ended September 30, 2025, and a comparative analysis of the nine months ended September 30, 2024.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consumer Products	$6,126	$6,213	4,194	4,044
Agricultural and Energy Products [a]	4,810	4,647	1,043	1,039
Industrial Products [a]	3,782	3,836	1,044	1,085
Coal	2,245	2,168	911	878
Total freight revenues	16,963	16,864	7,192	7,046
Other revenues	482	439
Total operating revenues	$17,445	$17,303

	Average Revenue Per Car / Unit
	Nine Months Ended September 30,
	2025	2024
Consumer Products	$1,461	$1,536
Agricultural and Energy Products [a]	4,612	4,473
Industrial Products [a]	3,623	3,535
Coal	2,464	2,469
Total freight revenues	$2,359	$2,393
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

The following table presents fuel surcharge and fuel expense information (in millions):

	Nine Months Ended September 30,
	2025	2024
Fuel expense [a]	$2,240	$2,475
Fuel surcharges	$1,319	$1,663
a  Fuel expense includes locomotive and non-locomotive fuel.

    Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

Revenues

Revenues for the nine months ended September 30, 2025 were $17.4 billion, an increase of $142 million, or 1 percent, as compared with the nine months ended September 30, 2024. This was primarily due to a 2 percent increase in unit volume and core pricing gains, partially offset by lower fuel surcharge revenue and unfavorable business mix. Revenue amounts also included the following changes between periods:

▪Consumer Products volumes increased primarily due to higher intermodal shipments resulting from higher west coast imports and an increase in automotive volume from higher vehicle production.

▪Agricultural and Energy Products volumes increased primarily due to higher grain exports, partially offset by lower domestic grain and feed shipments.

▪Industrial Products volumes decreased primarily due to lower demand for construction products and lower petroleum products shipments.

▪Coal volumes increased primarily due to the competitive effects of higher natural gas prices.

Expenses

Operating expenses for the nine months ended September 30, 2025 were $11.5 billion, a decrease of $241 million, or 2 percent, as compared with the nine months ended September 30, 2024. A significant portion of this decrease is due to the following changes in expenses:

▪Fuel expense decreased primarily due to lower average fuel prices and improved fuel efficiency.

▪Materials and other expense decreased primarily due to ongoing cost management efforts and litigation accruals.

▪Purchased services expense increased primarily due to higher volume related costs, continued cargo security investments, and general inflation.

▪Compensation and benefits expense increased slightly due to wage inflation, which was almost fully offset by employee productivity.

▪There were no significant changes in equipment rents expense, or depreciation and amortization expense.

The effective tax rate was 22.4 percent and 24.7 percent for the nine months ended September 30, 2025 and 2024, respectively. Income tax expense decreased due to lower deferred state tax expenses arising from changes in enacted rates during the second quarter of 2025.

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

Item 5.    Other Information

Berkshire Hathaway Inc. holds 100% of the membership interest of Registrant. Accordingly, during the third fiscal quarter ended September 30, 2025, none of the Registrant's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of Registrant's securities.

Item 6.Exhibits

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, as further amended by the Written Consent of the Sole Member, dated January 1, 2021, and as further amended by the Written Consent of the Sole Member, dated September 30, 2023.	10-K	2/26/2024	001-11535	3.2

4.1	Twenty-Ninth Supplemental Indenture, dated as of June 6, 2025, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	6/6/2025	001-11535	4.1

4.2	Certificate of Determination as to the terms of BNSF's 5.800% Debentures due March 15, 2056.	8-K	6/6/2025	001-11535	4.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and nine months ended September 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iv) the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (vi) the Consolidated Statements of Changes in Equity for the periods ended September 30, 2025 and 2024, and (vii) the Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  November 3, 2025

S-1