Form 10-K
period 2025-12-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2026-03-02
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
100% of the membership interests of Burlington Northern Santa Fe, LLC outstanding as of March 2, 2026 is held by Berkshire Hathaway Inc.
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

The Registrant is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, the Registrant is engaged primarily in the freight rail transportation business. The rail operations of BNSF Railway Company (BNSF Railway), the Registrant’s principal operating subsidiary, comprise one of the largest railroad systems in North America. As of December 31, 2025, BNSF Railway had approximately 35,000 employees of whom approximately 30,000 are members of a labor union.

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
Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, rising global demand and international political and economic factors. A significant reduction in fuel availability could impact BNSF Railway’s ability to provide transportation services at current levels, increase fuel costs, and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition, or liquidity. If the price of fuel increases substantially, the Company expects to be able to recover a significant portion of these higher fuel costs. However, to the extent that the Company is unable to recover these costs, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition, or liquidity. Due to the capital intensive nature and sophistication of certain railroad equipment, material and services, prospective new providers are subject to high barriers of entry. If railroad equipment, material or service providers experience a supply or capacity shortage or other business disruption, discontinue operations, otherwise fail to perform, or if they are unable to meet regulatory specifications, the Company could experience significant cost increases as well as limited ability to secure railroad equipment, material and services necessary for the Company’s operations.

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
The Company relies on technology in all aspects of its business. A significant disruption or failure of the technology systems upon which the Company relies, including those of certain key third-party party providers, could result in service interruptions, safety failures, security events, regulatory compliance failures, the inability to protect employee or corporate information or assets against unauthorized access or use, or other operational difficulties. Among other causes, such disruptions or technology failures could result from a cybersecurity incident, as the Company faces cyber threats from various threat actors, often using sophisticated and complex methods of attack. Emerging technology utilizing artificial intelligence may heighten the risks faced by the Company relating to technology disruptions, failures and cyber threats, including those associated with the Company's key third-party providers. Although the Company has taken steps to mitigate these risks, including business continuity planning, disaster recovery planning, systems testing, protection and monitoring, and business impact analysis, a significant disruption or cyber intrusion of the technology systems upon which the Company relies could adversely affect the Company’s results of operations, financial condition, or liquidity. Additionally, if the Company is unable to acquire, develop, implement, adopt, or protect rights around new technology, including technology leveraging artificial intelligence, it may suffer a competitive disadvantage, which could also have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

The Company’s operational dependencies may adversely affect results of operations, financial condition, or liquidity.
The U.S. freight transportation infrastructure is integrated. The Company’s operations may be negatively affected by service disruptions of other entities, such as ports, passenger trains, and other railroads, which interchange with BNSF Railway. A prolonged service disruption at any of these entities could have adverse consequences on the Company. Significant consolidation or integration involving participants within the freight transportation industry, including mergers among major rail carriers, may lead to operational disruptions across the rail network and broader supply chain or may adversely change the competitive landscape. These events could negatively impact the Company's operating results, financial condition, or liquidity.

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
The Company operates in a highly competitive business environment. Depending on the specific market, the Company faces intermodal, intramodal, product, and geographic competition. Competition from other railroads and motor carriers, as well as barges, ships, and pipelines in certain markets, may be reflected in pricing, market share, level of services, reliability, and other factors. For example, the Company believes that high service truck lines, due to their ability to deliver non-bulk products on an expedited basis, may have an adverse effect on the Company’s ability to compete for deliveries of non-bulk, time-sensitive freight. While the Company must build or acquire, maintain, and privately fund its rail system, trucks and barges are able to use public rights-of-way maintained and funded by public entities. Any material increase in the capacity and quality or decrease in the cost of these alternative methods or the passage of legislation granting greater latitude to motor carriers with respect to size and weight restrictions, autonomous operations, or driver requirements could have an adverse effect on the Company’s results of operations, financial condition, or liquidity. In addition, a failure to provide the level of service required by the Company’s customers could result in loss of business to competitors. Changes in the ports used by ocean carriers or the use of all-water routes from the Pacific Rim to the East Coast or other changes in the supply chain or trade policy could also have an adverse effect on the Company’s volumes and revenues. Further, low natural gas or oil prices could impact future energy-related commodities demand. Significant consolidation or integration involving participants within the freight transportation industry, including mergers or strategic alliances among major rail carriers, may change the competitive landscape and market access for the Company, which could have a negative impact on the Company.

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

The Company has in place a documented cyber incident response plan for mitigating and remediating cybersecurity threats and incidents. Cybersecurity threats and incidents are analyzed by the security operations center. Based on the severity of the event, threats and incidents are promptly reported by the Vice President & Chief Information Security Officer to the Vice President Compliance & Audit to initiate cross-functional response team support. The role of the response team includes evaluating compliance with privacy and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. As part of the Company’s documented response plan, management members of the Board of Directors, who have been delegated responsibility for cybersecurity, are notified of significant cybersecurity events and provide strategic direction through the incident response and communication. The management members of the Board of Directors are regularly briefed on cybersecurity threats relevant to the Company as well as the Company’s cybersecurity program, incident response and remediation efforts. The Company’s cyber incident response plan is tested periodically through third-party conducted executive and technical tabletop exercises. A summary report identifying strengths and areas for improvement is provided to tabletop exercise participants and utilized by the Company to enhance its response plan.

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

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America. BNSF Railway operates over 32,500 route miles of track (excluding multiple main tracks, yard tracks, and sidings) in 28 states and also operates in three Canadian provinces. BNSF Railway owns over 23,000 route miles, including easements, and operates on over 9,000 route miles of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks. As of December 31, 2025, the total BNSF Railway system (including single and multiple main tracks, yard tracks, and sidings) consisted of over 50,000 operated miles of track.

Property and Facilities
BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers, and other freight traffic. These facilities include approximately 27 intermodal hubs located across the system.

As of December 31, 2025, BNSF Railway owned or held under non-cancelable leases exceeding one year approximately 6,700 locomotives and 70,700 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF incurs significant costs in repairing and maintaining its properties. In 2025, BNSF recorded approximately $2.4 billion in repairs and maintenance expense in the Consolidated Statements of Income.

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

NETWORK MAP
BNSF RAILWAY
LEGEND
BNSF
UP/SP Trackage Rights
Handling Carrier
Haulage Agreement
0 50 100 200 Miles
0 50 100 200 300 Kilometers
© 2024 BNSF Railway
February 2024
Map Created by
Bartlett&West
Vancouver
Seattle
Spokane
Portland
Havre
Helena
Minot
Winnipeg
Fargo
Superior
Billings
Minneapolis
St. Paul
Gillette
Sioux Falls
Chicago
Toledo
Alliance
Galesburg
Salt Lake City
Lincoln
Stockton
Oakland
Denver
Topeka
Kansas City
St. Louis
Springfield
Memphis
Los Angeles
Long Beach
San Bernardino
Winslow
Albuquerque
Belen
Amarillo
Oklahoma City
Birmingham
Atlanta
San Diego
Phoenix
Fort Worth
El Paso
New Orleans
Houston
BRITISH COLUMBIA
ALBERTA
SASKATCHEWAN
MANITOBA
ONTARIO
QUÉBEC
NEW BRUNSWICK
MAINE
WASHINGTON
OREGON
IDAHO
MONTANA
NORTH DAKOTA
MINNESOTA
SOUTH DAKOTA
WYOMING
NEBRASKA
IOWA
WISCONSIN
MICHIGAN
NEVADA
UTAH
COLORADO
KANSAS
MISSOURI
ILLINOIS
INDIANA
OHIO
PENNSYLVANIA
NEW YORK
VERMONT
NEW HAMPSHIRE
MASS.
R. I.
CONNECTICUT
NEW JERSEY
DEL.
MARYLAND
WEST VIRGINIA
VIRGINIA
KENTUCKY
CALIFORNIA
ARIZONA
NEW MEXICO
OKLAHOMA
ARKANSAS
TENNESSEE
NORTH CAROLINA
SOUTH CAROLINA
GEORGIA
ALABAMA
MISSISSIPPI
LOUISIANA
TEXAS
FLORIDA
BAJA CALIFORNIA
BAJA CALIFORNIA SUR
SONORA
CHIHUAHUA
COAHUILA
SINALOA
DURANGO
NUEVO LEON
TAMAULIPAS
ZACATECAS

Consumer Products:
The Consumer Products freight business provided 36 percent of freight revenues for the year ended December 31, 2025, and consisted of the following business units: Domestic Intermodal (including Truckload/Intermodal Marketing Companies and Expedited Truckload/Less-than-Truckload/Parcel), International Intermodal, and Automotive.

Agricultural and Energy Products:
The transportation of Agricultural and Energy Products provided 29 percent of freight revenues for the year ended December 31, 2025. These products include corn, wheat, ethanol, soybeans, bulk foods, fertilizer, oil seeds and meals, feeds, oils, flour and mill products, specialty grains, milo, barley, oats and rye, malt, renewable fuels and petroleum fuels.

Industrial Products:
The Industrial Products freight business provided 22 percent of freight revenues for the year ended December 31, 2025, and consisted of the following five business units: Construction Products, Petroleum Products, Building Products, Chemicals and Plastics Products, and Food and Beverages.

Coal:
The transportation of coal contributed 13 percent of freight revenues for the year ended December 31, 2025, with more than 90 percent of all of BNSF Railway’s coal tons originating from the Powder River Basin of Wyoming and Montana.

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

Competition
The business environment in which BNSF Railway operates is highly competitive. Depending on the specific market, deregulated motor carriers and other railroads, as well as river barges, ships and pipelines in certain markets, may exert pressure on price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure, and minimal empty mileage continues to affect the market for non-bulk, time-sensitive freight. The potential expansion of longer combination vehicles and deployment of autonomous technology could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF Railway and other railroads continue to seek to develop technology and other operating efficiencies to improve productivity.

As railroads streamline, rationalize, and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway’s primary rail competitor in the western region of the U.S. is the Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway.

Item 3. Legal Proceedings

Beginning May 14, 2007, some 30 similar class action complaints were filed in six federal district courts around the country by rail shippers against BNSF Railway and other Class I railroads alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws. The complaints seek injunctive relief and unspecified treble damages. These cases were consolidated and are currently pending in the federal District Court for the District of Columbia for coordinated or consolidated pretrial proceedings. (In re: Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). Consolidated amended class action complaints were filed against BNSF Railway and three other Class I railroads in April 2008. On June 21, 2012, the District Court certified the class sought by the plaintiffs. BNSF Railway and the other three Class I railroads appealed the class certification decision to the U.S. Court of Appeals. On August 9, 2013, the U.S. Court of Appeals vacated the District Court’s class certification decision and remanded the case to permit the District Court to reconsider its decision in light of the U.S. Supreme Court case of Comcast Corp. v. Behrend. In September 2016, the District Court held a hearing to determine whether to certify a class. On October 10, 2017, the District Court denied the plaintiffs’ motion to certify a class. The plaintiffs appealed the denial of class certification to the U.S. Court of Appeals. In September 2018, the U.S. Court of Appeals held a hearing on the appeal of the denial of class certification. On August 16, 2019, the U.S. Court of Appeals affirmed the District Court’s denial of class certification. In June 2025, the District Court granted summary judgment in favor of the railroads, dismissing all claims. Plaintiffs have filed an appeal to the U.S. Court of Appeals. The Company continues to believe that these allegations are without merit and continues to vigorously dispute such claims in all subsequent litigation filed by individual parties involving such allegations. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations, or liquidity.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the year ended December 31, 2025, and a comparative analysis of the year ended December 31, 2024.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Years Ended December 31,		Years Ended December 31,
	2025	2024	2025	2024
Consumer Products	$8,196	$8,435	5,601	5,537
Agricultural and Energy Products [a]	6,560	6,358	1,421	1,399
Industrial Products [a]	5,019	5,097	1,382	1,448
Coal	3,017	2,943	1,218	1,205
Total freight revenues	22,792	22,833	9,622	9,589
Other revenues	629	604
Total operating revenues	$23,421	$23,437

	Average Revenue Per Car / Unit
	Years Ended December 31,
	2025	2024
Consumer Products	$1,463	$1,523
Agricultural and Energy Products [a]	4,616	4,545
Industrial Products [a]	3,632	3,520
Coal	2,477	2,442
Total freight revenues	$2,369	$2,381
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

The following table presents fuel surcharge and fuel expense information (in millions):

	Years Ended December 31,
	2025	2024
Fuel expense [a]	$3,011	$3,267
Fuel surcharges	$1,783	$2,136
a  Fuel expense includes locomotive and non-locomotive fuel.

Year Ended December 31, 2025 vs. Year Ended December 31, 2024

Revenues

Revenues for the year ended December 31, 2025 were $23.4 billion, a decrease of $16 million, or less than 1 percent, as compared with the year ended December 31, 2024. This was primarily due to a 1 percent decrease in average revenue per car / unit resulting from lower fuel surcharge revenue and unfavorable business mix, partially offset by higher yield. Revenue amounts also included the following changes between periods:

•Consumer Products volumes increased primarily due to higher intermodal shipments resulting from higher west coast imports and a new intermodal customer, and an increase in automotive volume from higher vehicle production.

•Agricultural and Energy Products volumes increased primarily due to higher grain exports and petroleum fuel shipments, partially offset by lower domestic grain and feed shipments.

•Industrial Products volumes decreased primarily due to lower demand for construction products and lower shipments in plastics and petroleum products.

•Coal volumes increased primarily due to the competitive effects of higher natural gas prices.

Expense Table

The following table presents BNSF’s expense information (in millions):

	Years Ended December 31,
	2025	2024
Compensation and benefits	$5,531	$5,872
Fuel	3,011	3,267
Depreciation and amortization	2,737	2,635
Purchased services	2,168	2,086
Equipment rents	709	715
Materials and other	1,210	1,390
Total operating expenses	$15,366	$15,965

Interest expense	$1,098	$1,078
Other (income) expense, net	$(218)	$(254)
Income tax expense	$1,699	$1,617

Expenses

Operating expenses for the year ended December 31, 2025 were $15.4 billion, a decrease of $599 million, or 4 percent, as compared with the year ended December 31, 2024. A significant portion of the decrease is due to the following changes in expenses:

•Compensation and benefits expense decreased primarily due to a one-time payment of approximately $290 million included in the agreement with the SMART-TD labor union in December 2024 that allowed BNSF the ability to redeploy brakepersons to conductors and engineers, as well as increased employee productivity, partially offset by wage inflation.

•Fuel expense decreased primarily due to lower average fuel prices and improved fuel efficiency.

•Materials and other expense decreased primarily due to ongoing cost management efforts and lower litigation accruals.

•Depreciation and amortization expense increased primarily due to a larger asset base.

•There were no significant changes in purchased services or equipment rents expense.

There was no significant change in interest expense or other (income) expense, net. The effective tax rate was 23.7 percent and 24.3 percent for the years ended December 31, 2025 and 2024, respectively. The effective tax rate decreased due to lower deferred state tax expenses arising from changes in enacted rates during the second quarter of 2025.

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

•Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations, the marketing of services or regulatory restrictions on equipment; the ultimate outcome of shipper and rate claims subject to adjudication; claims, investigations or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the STB in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF operations; losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases; the release of hazardous materials, environmental contamination and damage to property; regulation, restrictions or caps, or other controls on transportation of energy-related commodities or other operating restrictions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations; and changes in tax rates and tax laws, including new legislation impacting corporate income tax provisions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Sensitivity
As of December 31, 2025, BNSF maintained fuel inventories for use in normal operations which were not material to BNSF’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF’s overall financial position.

Interest Rate Sensitivity
As of December 31, 2025, the fair value of BNSF’s debt, excluding finance leases, was $22.1 billion.

The following table is an estimate of the impact to the fair value of total debt, excluding finance leases, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2026, based on debt levels as of December 31, 2025:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
	Total Debt
1-percent decrease	$2.8	billion increase
1-percent increase	$2.4	billion decrease

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
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Burlington Northern Santa Fe, LLC and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Property and Equipment – Appropriate Capitalization of Costs – Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company’s railroad operations are highly capital intensive and its large base of homogeneous, network-type assets turns over on a continuous basis. Costs that increase capacity, enhance the safety or efficiency of operations, extend the useful life or increase the value of an asset, gain strategic benefit, or provide new service offerings to customers are capitalized by the Company. In addition to direct labor and materials, indirect costs that relate to capital projects are also capitalized. The determination by management of costs considered normal repairs and maintenance operating expense versus costs that are capitalized requires significant management judgement.

We identified the capitalization of property and equipment during 2025 as a critical audit matter. Management makes significant judgements when evaluating whether the costs should be charged to an asset project and if the specific project the costs are assigned to meet the generally accepted accounting principles requirements related to capitalization. This required a high degree of auditor judgement when performing audit procedures to evaluate compliance with the criteria for cost capitalization and to evaluate the sufficiency of audit evidence obtained.

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
March 2, 2026

We have served as the Company’s auditor since 2010.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Income
In millions

	Years ended December 31,
	2025	2024	2023
Revenues	$23,421	$23,437	$23,876
Operating expenses:
Compensation and benefits	5,531	5,872	5,551
Fuel	3,011	3,267	3,684
Depreciation and amortization	2,737	2,635	2,625
Purchased services	2,168	2,086	2,396
Equipment rents	709	715	699
Materials and other	1,210	1,390	1,522
Total operating expenses	15,366	15,965	16,477
Operating income	8,055	7,472	7,399
Interest expense	1,098	1,078	1,048
Other (income) expense, net	(218)	(254)	(263)
Income before income taxes	7,175	6,648	6,614
Income tax expense	1,699	1,617	1,527
Net income	$5,476	$5,031	$5,087

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income
In millions

	Years ended December 31,
	2025	2024	2023
Net income	$5,476	$5,031	$5,087

Other comprehensive income (loss):
Change in pension and retiree health and welfare benefits, net of tax	(83)	346	41
Change in accumulated other comprehensive income (loss) of equity method investees	—	1	(1)
Other comprehensive income (loss), net of tax	(83)	347	40
Total comprehensive income	$5,393	$5,378	$5,127

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Balance Sheets
In millions

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,463	$2,004
Accounts receivable, net	1,320	1,387
Materials and supplies	1,066	1,063
Other current assets	162	131
Total current assets	5,011	4,585

Property and equipment, net of accumulated depreciation of $22,327 and $20,411, respectively	72,372	71,261
Goodwill	15,351	15,351
Operating lease right-of-use assets	1,207	1,194
Other assets	3,948	3,779
Total assets	$97,889	$96,170

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,856	$3,942
Long-term debt and finance leases due within one year	571	1,263
Total current liabilities	4,427	5,205

Long-term debt and finance leases	23,491	22,234
Deferred income taxes	15,985	15,696
Operating lease liabilities	903	727
Casualty and environmental liabilities	364	369
Pension and retiree health and welfare liability	164	180
Other liabilities	921	1,118
Total liabilities	46,255	45,529
Commitments and contingencies (see Note 14)
Equity:
Member’s equity	51,136	50,060
Accumulated other comprehensive income	498	581
Total equity	51,634	50,641
Total liabilities and equity	$97,889	$96,170

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Cash Flows
In millions

	Years ended December 31,
	2025	2024	2023
Operating Activities
Net income	$5,476	$5,031	$5,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,737	2,635	2,625
Deferred income taxes	315	363	99
Other, net	(489)	(147)	(169)
Changes in current assets and liabilities:
Accounts receivable, net	67	117	(100)
Materials and supplies	(3)	(55)	(46)
Other current assets	372	224	173
Accounts payable and other current liabilities	(349)	(543)	(370)
Net cash provided by operating activities	8,126	7,625	7,299

Investing Activities
Capital expenditures excluding equipment	(3,272)	(3,234)	(3,497)
Acquisition of equipment	(525)	(456)	(423)
Purchases of investments and investments in time deposits	(2)	(31)	(24)
Other, net	(28)	(65)	(68)
Net cash used for investing activities	(3,827)	(3,786)	(4,012)

Financing Activities
Proceeds from issuance of long-term debt	1,850	1,300	1,600
Payments on long-term debt and finance leases	(1,263)	(1,265)	(1,562)
Cash distributions	(4,400)	(4,000)	(3,100)
Other, net	(27)	(18)	(15)
Net cash used for financing activities	(3,840)	(3,983)	(3,077)
Increase (decrease) in cash and cash equivalents	459	(144)	210
Cash and cash equivalents:
Beginning of period	2,004	2,148	1,938
End of period	$2,463	$2,004	$2,148

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$1,106	$1,051	$1,047
Capital investments accrued but not yet paid	$255	$232	$469
Income taxes paid, net of refunds	$1,368	$1,353	$1,358

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Consolidated Statements of Changes in Equity
In millions

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2022	$47,042	$194	$47,236
Cash distributions	(3,100)	—	(3,100)
Comprehensive income (loss), net of tax	5,087	40	5,127
Balance as of December 31, 2023	$49,029	$234	$49,263
Cash distributions	(4,000)	—	(4,000)
Comprehensive income (loss), net of tax	5,031	347	5,378
Balance as of December 31, 2024	$50,060	$581	$50,641
Cash distributions	(4,400)	—	(4,400)
Comprehensive income (loss), net of tax	5,476	(83)	5,393
Balance as of December 31, 2025	$51,136	$498	$51,634

See accompanying Notes to Consolidated Financial Statements.

Burlington Northern Santa Fe, LLC and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Burlington Northern Santa Fe, LLC is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Registrant’s principal, wholly-owned subsidiary is BNSF Railway, which operates one of the largest railroad networks in North America. BNSF Railway operates over 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and also operates in three Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Agricultural and Energy Products, Industrial Products, and Coal, derived from manufacturing, agricultural, and natural resource industries, which constituted 36 percent, 29 percent, 22 percent, and 13 percent, respectively, of total freight revenues for the year ended December 31, 2025. These Consolidated Financial Statements include the Registrant, BNSF Railway, and the Registrant's other majority-owned subsidiaries, all of which are separate legal entities.

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

3. Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-09 (ASU 2023-09), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires issuers to further disaggregate income tax disclosures related to the income tax rate reconciliation and income taxes paid by federal, state, foreign, and any individual jurisdictions where the reconciling items or income taxes paid quantitatively exceed 5 percent of the total amount disclosed. Issuers are also required to disclose income (or loss) from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign jurisdictions. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. The Company adopted this standard for the year-ended December 31, 2025. See Note 6 to the Consolidated Financial Statements.

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

In September 2025, the FASB issued Accounting Standards Update No. 2025-06 (ASU 2025-06), Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard amends the existing guidance to remove all references to prescriptive and sequential software development project stages. Under this standard, issuers are required to begin capitalization of eligible software development costs when management has authorized and committed to funding the software project, and it is probable the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed; issuers are required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective prospectively for annual reporting periods beginning after December 15, 2027, and for interim periods within those periods, with early adoption permitted. The Company currently expects to adopt this standard for its reporting period beginning January 1, 2028.

In December 2025, the FASB issued Accounting Standards Update No. 2025-10 (ASU 2025-10), Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This standard amends the accounting and disclosure requirements for a government grant received by a business entity. The amendments in this Update require that a government grant received by issuers should not be recognized until it is probable that the business entity will comply with the conditions attached to the grant and the grant will be received, and the business entity meets the recognition guidance for a grant related to an asset or a grant related to income. Issuers will also be required to disclose the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant, consistent with current disclosure requirements. ASU 2025-10 is effective prospectively for annual reporting periods beginning after December 15, 2028, and for interim periods within those periods, with early adoption permitted. The Company is evaluating the impact of this standard, and at this time, does not anticipate it will have a material impact on the Company's Consolidated Financial Statements and disclosures.

In December 2025, the FASB issued Accounting Standards Update No. 2025-11 (ASU 2025-11), Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard clarifies current interim disclosure requirements and the applicability of Topic 270. Issuers are also required to disclose events since the end of the last annual reporting period that have a material impact on their business operations. ASU 2025-11 is effective prospectively for annual reporting periods beginning after December 15, 2027, and for interim periods within those periods, with early adoption permitted. The Company is evaluating the impact of this standard, and at this time, does not anticipate it will have a material impact on the Company's Consolidated Financial Statements and disclosures.

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

5. Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Years ended December 31,
	2025	2024	2023
Consumer Products	$8,196	$8,435	$7,879
Agricultural and Energy Products [a]	6,560	6,358	6,115
Industrial Products [a]	5,019	5,097	5,158
Coal	3,017	2,943	3,795
Total freight revenues	22,792	22,833	22,947
Non-rail logistics subsidiary	71	82	402
Accessorial and other	558	522	527
Total other revenues	629	604	929
Total operating revenues	$23,421	$23,437	$23,876
a Prior year numbers have been recast to conform to the current year presentation based on internal reorganization of business groups.

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, $1.0 billion and $1.1 billion, respectively, represent net receivables from contracts with customers.

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of December 31, 2025 and 2024, remaining performance obligations were $310 million and $308 million, respectively.

6. Income Taxes

Income tax expense (benefit) was as follows (in millions):

	Years ended December 31,
	2025	2024	2023
Current:
Federal	$1,150	$1,050	$1,192
State	234	202	235
Foreign	—	2	1
Total current	1,384	1,254	1,428
Deferred:
Federal	310	299	174
State	5	64	(75)
Foreign	—	—	—
Total deferred	315	363	99
Total	$1,699	$1,617	$1,527

Reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2025		2024		2023
U.S. Federal statutory income tax rate	$1,507	21.0%	$1,396	21.0%	$1,389	21.0%
State and local income tax, net of federal tax benefit [a]	189	2.7	211	3.2	131	1.9
Nontaxable or nondeductible items	14	0.2	14	0.2	16	0.2
Changes in unrecognized tax benefits	(4)	(0.1)	1	—	(5)	—
Tax credits	(6)	(0.1)	(6)	(0.1)	(4)	—
Foreign tax effects	—	—	2	—	—	—
Tax law change effects	—	—	—	—	—	—
Effects of cross-border tax laws	—	—	—	—	—	—
Changes in valuation allowances	—	—	—	—	—	—
Other, net	(1)	—	(1)	—	—	—
Effective tax rate	$1,699	23.7%	$1,617	24.3%	$1,527	23.1%
a  The following state taxes made up the majority (greater than 50 percent) of the tax effect in this category, in descending order: Montana and Kansas in 2025; Missouri, Illinois, California, Nebraska, and Kansas in 2024; Illinois, Nebraska, California, and New Mexico in 2023.

Income taxes paid, net of refunds were as follows (in millions):

	Years ended December 31,
	2025	2024	2023
United States	$1,145	$1,128	$1,150
State	223	224	207
Foreign	—	1	1
Total income taxes paid, net of refunds	$1,368	$1,353	$1,358

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2025	December 31, 2024
Deferred tax liabilities:
Property and equipment	$(15,581)	$(15,346)
Operating lease right-of-use assets	(269)	(243)
Other	(822)	(806)
Total deferred tax liabilities	(16,672)	(16,395)
Deferred tax assets:
Operating lease liabilities	266	239
Compensation and benefits	170	168
Casualty and environmental	97	96
Other	154	196
Total deferred tax assets	687	699
Net deferred tax liability	$(15,985)	$(15,696)
BNSF is included in the consolidated U.S. federal income tax return of Berkshire. BNSF’s tax expense and liabilities have been computed on a stand-alone basis, and all of its currently payable federal income taxes are remitted to Berkshire. See Note 16 to the Consolidated Financial Statements for information related to income taxes paid to Berkshire during 2025.

All U.S. federal income tax returns of BNSF are closed for audit through the tax period ended December 31, 2013. BNSF is currently under examination for the years 2014 through 2020 as part of Berkshire's consolidated U.S. federal income tax return.

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

Uncertain Tax Positions
The amount of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023, was $44 million, $48 million and $47 million, respectively. The amount of unrecognized tax benefits as of December 31, 2025 that would affect the Company’s effective tax rate if recognized was $36 million, computed at the federal income tax rate expected to be applicable in the taxable period in which the amount may be incurred by the Company. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Years ended December 31,
	2025	2024	2023
Beginning balance	$48	$47	$52
Additions for tax positions related to current year	7	8	6
Additions (reductions) for tax positions taken in prior years	(2)	1	(2)
Additions (reductions) for tax positions as a result of:
Lapse of statute of limitations	(9)	(8)	(9)
Ending balance	$44	$48	$47

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations, the financial position or the cash flows of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income. The Company had recorded a liability of approximately $10 million for interest for both of the years ended December 31, 2025 and 2024.

7. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of December 31, 2025 and 2024, $25 million and $40 million, respectively, of such allowances had been recorded.

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

Property and equipment of $1.6 billion primarily includes land for transportation purposes, track structure, and other roadway assets. As a result of the approved lease termination, total goodwill was $15.4 billion as of December 31, 2025.

This transaction is not material with respect to BNSF’s financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC 805, so the Company has not provided pro forma information relating to the period prior to the transaction.

9. Property and Equipment, Net

Property and equipment, net (in millions), and the corresponding ranges of estimated useful lives were as follows:

	December 31, 2025	December 31, 2024	Range of Estimated Useful Life
Land for transportation purposes	$7,165	$7,108	—
Track structure	33,823	32,047	18 – 55 years
Other roadway [a]	35,776	34,938	10 – 100 years
Locomotives	9,938	9,995	8 – 38 years
Freight cars and other equipment	4,044	3,983	8 – 45 years
Computer hardware, software and other	1,790	1,788	6 – 15 years
Construction in progress	2,163	1,813	—
Total cost	94,699	91,672
Less accumulated depreciation and amortization	(22,327)	(20,411)
Property and equipment, net	$72,372	$71,261
[a] Other roadway includes grading, bridges, signals, buildings and other road assets.

The Consolidated Balance Sheets as of both December 31, 2025 and 2024 included $1.3 billion of capitalized right-of-use fixed assets and related accumulated amortization of $503 million and $475 million, respectively, under other assets.

The Company capitalized $37 million, $37 million and $39 million of interest for the years ended December 31, 2025, 2024 and 2023, respectively.

10. Goodwill

As of both December 31, 2025 and 2024, the carrying value of goodwill was $15.4 billion. During the years ended December 31, 2025, 2024 and 2023, no impairment losses were incurred and there were no accumulated impairment losses related to goodwill as of both December 31, 2025 and 2024.

11. Leases

The following table shows the components of lease cost (in millions):

Lease Cost	Years ended December 31,
	2025	2024
Operating lease cost	$414	$425
Finance lease cost:
Amortization of right-of-use assets	18	18
Interest on lease liabilities	5	5
Short-term lease cost	28	18
Total lease cost	$465	$466

Supplemental balance sheet information related to leases was as follows (in millions):

Operating Leases	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$1,207	$1,194

Accounts payable and other current liabilities	$221	$299
Operating lease liabilities	903	727
Total operating lease liabilities	$1,124	$1,026

Finance Leases	December 31, 2025	December 31, 2024
Property and equipment	$329	$336
Accumulated depreciation	(219)	(215)
Property and equipment, net	$110	$121

Long-term debt due within one year	$23	$22
Long-term debt	35	50
Total finance lease liabilities	$58	$72

Supplemental cash flow information related to leases was as follows (in millions):

Cash Flow	Years ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$361	$395
Operating cash flows for finance leases	$4	$5
Financing cash flows for finance leases	$22	$22
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$415	$462

Other information related to leases was as follows:

Other Information	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years):
Operating leases	6.0	6.4
Finance leases	2.6	3.3
Weighted-average discount rate:
Operating leases	4.6%	4.5%
Finance leases	5.5%	5.7%

Maturities of lease liabilities as of December 31, 2025 are summarized as follows (in millions):

	Operating Leases	Finance Leases
2026	$275	$26
2027	260	24
2028	188	11
2029	155	1
2030	132	1
Thereafter	326	—
Total lease payments	1,336	63
Less amount representing interest	(212)	(5)
Total	$1,124	$58

12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31, 2025	December 31, 2024
Compensation and benefits payable	$905	$868
Property and income tax liabilities	502	485
Accounts payable	374	328
Contractual considerations	347	416
Accrued interest	294	303
Operating leases - current	221	299
Capital expenditure estimated liabilities	167	136
Casualty and environmental liabilities	115	120
Rents and leases	99	107
Other	832	880
Total	$3,856	$3,942

13. Debt

Debt outstanding, excluding finance leases, was as follows (in millions):

	December 31, 2025 [a]		December 31, 2024 [a]
Notes and debentures, due through 2097	$23,569	4.9%	$22,919	4.8%
Equipment obligations, due through 2028	309	3.6	332	3.6
Mortgage bonds, due through 2047	47	3.1	47	3.1
Financing obligations, due through 2053	251	4.5	268	4.6
Unamortized fair value adjustment under acquisition method accounting, discount, debt issuance costs, and other, net	(172)		(141)
Total	24,004		23,425
Less current portion of long-term debt	(548)	6.4%	(1,241)	4.3%
Long-term debt	$23,456		$22,184
a  Amounts represent debt outstanding and weighted average effective interest rates for 2025 and 2024, respectively. Maturities are as of December 31, 2025.

As of December 31, 2025, certain BNSF Railway properties and other assets were subject to liens securing $47 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway and its subsidiaries were subject to equipment obligations.

The Registrant is required to maintain certain financial covenants in conjunction with $500 million of certain issued and outstanding junior subordinated notes. As of December 31, 2025, the Registrant was in compliance with these financial covenants.

The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

The following table provides principal cash flows and fair value information for the Company’s debt obligations.

	December 31, 2025
	Maturity Date						Total	Fair Value
	2026	2027	2028	2029	2030	Thereafter
Debt maturities (in millions)	$548	$752	$475	$416	$287	$21,526	$24,004	$22,083

As of December 31, 2024, the fair value of debt was $21.1 billion.

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

In December 2025, the Company issued $950 million of 5.550 percent debentures due March 15, 2056, and in June 2025, the Company issued $900 million of 5.800 percent debentures due March 15, 2056. The net proceeds from the sale of the debentures were used for general corporate purposes, which may include but are not limited to working capital, capital expenditures, repayment of outstanding indebtedness, and distributions.

As of December 31, 2025, $2.80 billion remained authorized by the Board of Directors to be issued through the SEC debt shelf offering process.

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Years ended December 31,
	2025	2024	2023
Beginning balance	$265	$264	$263
Accruals / changes in estimates	74	103	89
Payments	(73)	(102)	(88)
Ending balance	$266	$265	$264
Current portion of ending balance	$80	$85	$85

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Years ended December 31,
	2025	2024	2023
Beginning balance	$224	$236	$247
Accruals / changes in estimates	5	4	7
Payments	(16)	(16)	(18)
Ending balance	$213	$224	$236
Current portion of ending balance	$35	$35	$35

The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $190 million to $245 million.

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks including FELA, railroad protective and force account insurance, and property and excess general liability which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts and treasury bills. As of December 31, 2025 and 2024, there were $593 million and $562 million, respectively, related to these third-party investments which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

Guarantee
As of December 31, 2025, BNSF has not been called upon to perform under the guarantee specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2025, were as follows (dollars in millions):

	BNSF Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount [a]		Remaining Term (in years)	Capitalized Obligations
Chevron Phillips Chemical Company LP	—%	N/A	[c]	N/A	[c]	N/A	[c]	2	$4	[b]
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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Years ended December 31,
	2025	2024	2023
Service cost	$10	$11	$10
Interest cost	86	83	84
Expected return on plan assets	(192)	(186)	(185)
Amortization of net (gain) loss	(30)	(20)	(34)
Settlement loss (gain)	2	—	—
Net (benefit) cost recognized	$(124)	$(112)	$(125)

The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. The following tables show the change in projected benefit obligation for the Pension Plans (in millions):

	Pension Benefits
Change in Benefit Obligation	December 31, 2025	December 31, 2024
Projected benefit obligation at beginning of period	$1,616	$1,739
Service cost	10	11
Interest cost	86	83
Actuarial loss (gain)	34	(78)
Benefits paid	(139)	(138)
Settlements	(6)	(1)
Projected benefit obligation at end of period	1,601	1,616
Component representing future salary increases	(10)	(13)
Accumulated benefit obligation at end of period	$1,591	$1,603

For the year ended December 31, 2025, the change in benefit obligation resulted from actuarial losses primarily attributable to a decrease in the discount rate from the preceding year. For the year ended December 31, 2024, the change in benefit obligation resulted from actuarial gains primarily attributable to an increase in the discount rate from the preceding year.

The following tables show the change in plan assets of the Pension Plans (in millions):

	Pension Benefits
Change in Plan Assets	December 31, 2025	December 31, 2024
Fair value of plan assets at beginning of period	$3,068	$2,611
Actual return (loss) on plan assets	142	585
Employer contributions [a]	15	11
Benefits paid	(139)	(138)
Settlements	(6)	(1)
Fair value of plan assets at end of period	$3,080	$3,068
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status of the Pension Plans, defined as plan assets less the projected benefit obligation (in millions):

	Pension Benefits
	December 31, 2025	December 31, 2024
Funded status (plan assets less projected benefit obligations)	$1,479	$1,452

Of the net pension assets of $1.5 billion recognized as of both December 31, 2025 and 2024, $9 million and $12 million was included in other current liabilities as of December 31, 2025 and 2024, respectively, and $1.5 billion were included in other assets as of both December 31, 2025 and 2024.

The BNSF Supplemental Retirement Plan had accumulated and projected benefit obligations in excess of plan assets as of both December 31, 2025 and 2024. The following table shows the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for each period (in millions):

	December 31, 2025	December 31, 2024
Projected benefit obligation	$58	$67
Accumulated benefit obligation	$57	$66
Fair value of plan assets	$—	$—

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to accumulated other comprehensive income (loss) (AOCI). Pre-tax amounts currently recognized in AOCI consisted of a net gain of $631 million and $742 million as of December 31, 2025 and 2024, respectively. The following table shows the pre-tax change in AOCI attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits
	Years ended December 31,
Change in AOCI	2025	2024	2023
Beginning balance	$742	$285	$226
Amortization of net (gain) loss	(30)	(20)	(34)
Actuarial gain (loss)	(83)	477	93
Settlements	2	—	—
Ending balance	$631	$742	$285

The assumptions used in accounting for the Pension Plans were as follows:

	Pension Benefits
	Years ended December 31,
Assumptions Used to Determine Net Cost	2025	2024	2023
Discount rate	5.6%	5.0%	5.2%
Expected long-term rate of return on plan assets	6.7%	6.7%	6.7%
Rate of compensation increase	3.0%	3.0%	3.1%

	Pension Benefits
Assumptions Used to Determine Benefit Obligations	December 31, 2025	December 31, 2024
Discount rate	5.4%	5.6%
Rate of compensation increase	3.0%	3.0%

The Company determined the discount rate based on a yield curve that utilized year-end market yields of high-quality corporate bonds to develop spot rates that are matched against the plans’ expected benefit payments. The discount rate used for the 2026 calculation of pension net benefit cost decreased to 5.4 percent, which reflects market conditions at the December 31, 2025 measurement date.

Various other assumptions including retirement and withdrawal rates, compensation increases, payment form and benefit commencement age are based upon a five-year experience study. In 2021, the Company obtained an updated study which had an immaterial impact on its pension and retiree health and welfare projected benefit obligation.

The Company utilizes actuary-produced mortality tables and an improvement scale derived from the most recently available data, which were used in the calculation of its December 31, 2025 and 2024 liabilities.

Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities.

The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Actual experience may differ from the assumed rates. The expected rate of return on pension plan assets was 6.7 percent for 2025 and will be 6.7 percent for 2026.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and expected rate of return on plan assets:

Sensitivity Analysis
	Change in 2026 Net Benefit Cost
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

The following table summarizes the investments of the funded pension plans as of December 31, 2025, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2025	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$30	$—	$30	$—
Equity securities [b]	1,709	1,709	—	—
Government obligations	1,339	1,339	—	—
Other fixed maturity securities	2	—	2	—
Total	$3,080	$3,048	$32	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2025, two equity securities each exceeded 10 percent or more of total plan assets.

Comparative Prior Year Information
The following table summarizes the investments of the funded pension plans as of December 31, 2024, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2024	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$8	$—	$8	$—
Equity securities [b]	3,018	3,018	—	—
Government obligations	39	39	—	—
Other fixed maturity securities	3	—	3	—
Total	$3,068	$3,057	$11	$—
a See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2024, four equity securities each exceeded 10 percent or more of total plan assets.

The Company is not required to make contributions to its funded pension plans in 2026.

The following table shows expected benefit payments from the Pension Plans for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments [a]
2026	$136
2027	$129
2028	$126
2029	$124
2030	$122
2031-2035	$580
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Other Benefit Plans
The Registrant and BNSF Railway sponsor qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF matches contributions made by non-union employees and a limited number of union employees subject to certain percentage limits of the employees’ earnings. Non-union employees hired on or after April 1, 2019, and employees hired before that date who have transitioned from the BNSF Retirement Plan are also eligible for an additional employer contribution based on the employees’ age and years of service. The Company's 401(k) expense was $64 million, $66 million and $66 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Certain salaried employees of BNSF who met age and years of service requirements and who began salaried employment prior to September 22, 1995 are eligible for medical benefits, including prescription drug coverage, during retirement. For pre-Medicare participants, the postretirement medical and prescription drug benefit is contributory and provides benefits to retirees and their covered dependents. For Medicare eligible participants, a yearly stipend is recorded in a Health Reimbursement Account (HRA) established on their behalf. Retirees can use these HRAs to reimburse themselves for eligible out-of-pocket expenses, as well as premiums for personal supplemental insurance policies. HRAs are unfunded, so no funds are expended by the Company until the reimbursements are paid to participants. As of December 31, 2025 and 2024, the projected benefit obligation associated with the retiree health and welfare plans was $129 million and $139 million, respectively. For each of the years ended December 31, 2025, 2024 and 2023, the service cost associated with the health and welfare plans was approximately $1 million.

Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Health care claim payments and life insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $15 million, $20 million and $26 million during the years ended December 31, 2025, 2024 and 2023, respectively. The average number of employees covered under these plans was approximately 31,000 during the years ended December 31, 2025, 2024 and 2023.

16. Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the years ended December 31, 2025, 2024 and 2023, the Company declared and paid cash distributions of $4.4 billion, $4.0 billion and $3.1 billion, respectively, to Berkshire. For the years ended December 31, 2025, 2024 and 2023, the Company received tax refunds of $50 million, $128 million and $65 million, respectively, from Berkshire, and made tax payments of $1.2 billion in each of the previous three years to Berkshire. As of December 31, 2025 and 2024, the Company had a payable to Berkshire of $94 million and $86 million, respectively.

BNSF engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF for services provided to related parties and expenditures to related parties (in millions):

	Years ended December 31,
	2025	2024	2023
Revenues	$105	$91	$107
Expenditures	$517	$451	$405

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.4 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $930 million and $891 million as of December 31, 2025 and 2024, respectively. The Company incurred car hire expenditures with TTX of $426 million, $415 million, and $394 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Total
Balance as of December 31, 2022	$185	$9	$194
Other comprehensive income (loss) before reclassifications, net of $21 million tax expense	68	(1)	67
Amounts reclassified from AOCI:
Amortization of actuarial gains [a]	(36)	—	(36)
Tax expense (benefit)	9	—	9
Balance as of December 31, 2023	$226	$8	$234
Other comprehensive income (loss) before reclassifications, net of $115 million tax expense	361	1	362
Amounts reclassified from AOCI:
Amortization of actuarial gains [a]	(20)	—	(20)
Tax expense (benefit)	5	—	5
Balance as of December 31, 2024	$572	$9	$581
Other comprehensive income (loss) before reclassifications, net of $19 million tax benefit	(62)	—	(62)
Amounts reclassified from AOCI:
Amortization of actuarial gains [a]	(30)	—	(30)
Settlement loss [a]	2	—	2
Tax expense (benefit)	7	—	7
Balance as of December 31, 2025	$489	$9	$498
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

Management assessed the effectiveness of BNSF’s internal control over financial reporting as of December 31, 2025. In making this assessment, management adopted and used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that as of December 31, 2025, BNSF’s internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information

Berkshire Hathaway Inc. holds 100% of the membership interest of Registrant. Accordingly, during the fiscal quarter ended December 31, 2025, none of Registrant's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of Registrant's securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
The following table presents the fees billed to BNSF, including its majority-owned subsidiaries, for services provided by Deloitte & Touche LLP, the independent registered public accounting firm, for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Audit fees	$3,585	$3,415
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$3,585	$3,415

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

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit, and tax planning for specific transactions or potential transactions of the Company. No tax fees were billed in 2025 or 2024.

All Other Fees
All other fees consist of subscription-related fees.

Pre-Approval Policies and Procedures
The Registrant is a wholly-owned subsidiary of Berkshire Hathaway Inc. and does not have an audit committee. During 2025 and 2024, the Audit Committee of Berkshire Hathaway Inc. pre-approved all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

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

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.16	Second Supplemental Indenture, dated as of March 14, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Trust Company, N.A., as Trustee.	8-K	3/14/2008	1-11535	4.1
4.17	Officers’ Certificate of Determination as to the terms of BNSF’s 5.75% Notes due March 15, 2018, including the form of the Notes.	8-K	3/14/2008	1-11535	4.2
4.18	Third Supplemental Indenture, dated as of December 3, 2008, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/3/2008	1-11535	4.1
4.19	Fourth Supplemental Indenture, dated as of September 24, 2009, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.1
4.20	Certificate of Determination as to the terms of BNSF’s 4.700% Notes due October 1, 2019.	8-K	9/24/2009	1-11535	4.2
4.21	Fifth Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	2/16/2010	1-11535	4.1
4.22	Second Supplemental Indenture, dated as of February 11, 2010, by and among Burlington Northern Santa Fe Corporation, R Acquisition Company, LLC and U.S. Bank Trust National Association.	8-K	2/16/2010	1-11535	4.2
4.23	Sixth Supplemental Indenture, dated as of May 17, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/17/2010	1-11535	4.1
4.24	Certificate of Determination as to the terms of BNSF’s 5.75% Debentures due May 1, 2040.	8-K	5/17/2010	1-11535	4.2
4.25	Seventh Supplemental Indenture, dated as of September 10, 2010, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	9/10/2010	1-11535	4.1
4.26	Certificate of Determination as to the terms of BNSF’s 3.60% Debentures due September 1, 2020 and 5.05% Debentures due March 1, 2041.	8-K	9/10/2010	1-11535	4.2
4.27	Eighth Supplemental Indenture, dated as of May 19, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/19/2011	1-11535	4.1
4.28	Certificate of Determination as to the terms of BNSF’s 4.10% Debentures due June 1, 2021 and 5.40% Debentures due June 1, 2041.	8-K	5/19/2011	1-11535	4.2
4.29	Ninth Supplemental Indenture, dated as of August 22, 2011, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2011	1-11535	4.1
4.30	Certificate of Determination as to the terms of BNSF’s 3.45% Debentures due September 15, 2021 and 4.95% Debentures due September 15, 2041.	8-K	8/22/2011	1-11535	4.2
4.31	Tenth Supplemental Indenture, dated as of March 2, 2012, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/2/2012	1-11535	4.1
4.32	Certificate of Determination as to the terms of BNSF’s 3.05% Debentures due March 15, 2022 and 4.40% Debentures due March 15, 2042.	8-K	3/2/2012	1-11535	4.2
4.33	Eleventh Supplemental Indenture, dated as of August 23, 2012, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/23/2012	1-11535	4.1
4.34	Certificate of Determination as to the terms of BNSF’s 3.050% Debentures due September 1, 2022 and 4.375% Debentures due September 1, 2042.	8-K	8/23/2012	1-11535	4.2

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit
4.35	Twelfth Supplemental Indenture, dated as of March 12, 2013, to Indenture dated as of December 1, 1995 between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/12/2013	1-11535	4.1
4.36	Certificate of Determination as to the terms of BNSF’s 3.00% Debentures due March 15, 2023 and 4.45% Debentures due March 15, 2043.	8-K	3/12/2013	1-11535	4.2
4.37	Thirteenth Supplemental Indenture, dated as of August 22, 2013, to Indenture dated December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/22/2013	1-11535	4.1
4.38	Certificate of Determination as to the terms of BNSF’s 3.850% Debentures due September 1, 2023 and 5.150% Debentures due September 1, 2043.	8-K	8/22/2013	1-11535	4.2
4.39	Fourteenth Supplemental Indenture, dated as of March 7, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/7/2014	1-11535	4.1
4.40	Certificate of Determination as to the terms of BNSF’s 3.750% Debentures due April 1, 2024 and 4.900% Debentures due April 1, 2044.	8-K	3/7/2014	1-11535	4.2
4.41	Fifteenth Supplemental Indenture, dated as of August 18, 2014, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/18/2014	1-11535	4.1
4.42	Certificate of Determination as to the terms of BNSF’s 3.400% Debentures due September 1, 2024 and 4.550% Debentures due September 1, 2044.	8-K	8/18/2014	1-11535	4.2
4.43	Sixteenth Supplemental Indenture, dated as of March 9, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2015	1-11535	4.1
4.44	Certificate of Determination as to the terms of BNSF’s 3.000% Debentures due April 1, 2025 and 4.150% Debentures due April 1, 2045.	8-K	3/9/2015	1-11535	4.2
4.45	Seventeenth Supplemental Indenture, dated as of August 20, 2015, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/20/2015	1-11535	4.1
4.46	Certificate of Determination as to the terms of BNSF’s 3.650% Debentures due September 1, 2025 and 4.700% Debentures due September 1, 2045.	8-K	8/20/2015	1-11535	4.2
4.47	Eighteenth Supplemental Indenture, dated as of May 16, 2016, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	5/16/2016	1-11535	4.1
4.48	Certificate of Determination as to the terms of BNSF’s 3.900% Debentures due August 1, 2046.	8-K	5/16/2016	1-11535	4.2
4.49	Nineteenth Supplemental Indenture, dated as of March 9, 2017, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/9/2017	1-11535	4.1
4.50	Certificate of Determination as to the terms of BNSF’s 3.250% Debentures due June 15, 2027 and 4.125% Debentures due June 15, 2047.	8-K	3/9/2017	1-11535	4.2
4.51	Twentieth Supplemental Indenture, dated as of March 5, 2018, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	3/5/2018	1-11535	4.1
4.52	Certificate of Determination as to the terms of BNSF’s 4.050% Debentures due June 15, 2048.	8-K	3/5/2018	1-11535	4.2
4.53	Twenty-First Supplemental Indenture, dated as of August 2, 2018, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	8/2/2018	1-11535	4.1

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	File Date	File No.	Exhibit

4.54	Certificate of Determination as to the terms of BNSF’s 4.150% Debentures due December 15, 2048.	8-K	8/2/2018	1-11535	4.2
4.55	Twenty-Second Supplemental Indenture, dated as of July 24, 2019, to Indenture dated as of December 1, 1995, between BNSF and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	7/24/2019	1-11535	4.1
4.56	Certificate of Determination as to the terms of BNSF’s 3.550% Debentures due February 15, 2050.	8-K	7/24/2019	1-11535	4.2
4.57	Twenty-Third Supplemental Indenture, dated as of April 13, 2020, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4/13/2020	1-11535	4.1
4.58	Certificate of Determination as to the terms of BNSF's 3.050% Debentures due February 15, 2051.	8-K	4/13/2020	1-11535	4.2
4.59	Twenty-Fourth Supplemental Indenture, dated as of April 6, 2021, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4/6/2021	1-11535	4.1
4.60	Certificate of Determination as to the terms of BNSF's 3.300% Debentures due September 15, 2051.	8-K	4/6/2021	1-11535	4.2
4.61	Twenty-Fifth Supplemental Indenture, dated as of December 8, 2021, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/8/2021	1-11535	4.1
4.62	Certificate of Determination as to the terms of BNSF's 2.875% Debentures due June 15, 2052.	8-K	12/8/2021	1-11535	4.2
4.63	Twenty-Sixth Supplemental Indenture, dated as of June 7, 2022, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	6/7/2022	1-11535	4.1
4.64	Certificate of Determination as to the terms of BNSF’s 4.450% Debentures due January 15, 2053.	8-K	6/7/2022	1-11535	4.2
4.65	Twenty-Seventh Supplemental Indenture, dated as of June 9, 2023, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	6/9/2023	1-11535	4.1
4.66	Certificate of Determination as to the terms of BNSF's 5.200% Debentures due April 15, 2054.	8-K	6/9/2023	1-11535	4.2
4.67	Twenty-Eighth Supplemental Indenture, dated as of June 7, 2024, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	6/7/2024	1-11535	4.1
4.68	Certificate of Determination as to the terms of BNSF's 5.500% Debentures due March 15, 2055.	8-K	6/7/2024	1-11535	4.2
4.69	Twenty-Ninth Supplemental Indenture, dated as of June 6, 2025, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	6/6/2025	1-11535	4.1
4.70	Certificate of Determination as to the terms of BNSF's 5.800% Debentures due March 15, 2056.	8-K	6/6/2025	1-11535	4.2
4.71	Thirtieth Supplemental Indenture, dated as of December 5, 2025, to Indenture dated as of December 1, 1995, between Burlington Northern Santa Fe, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	12/5/2025	1-11535	4.1
4.72	Certificate of Determination as to the terms of BNSF’s 5.550% Debentures due March 15, 2056.	8-K	12/5/2025	1-11535	4.2
4.73	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. ‡
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
101
The following financial information from Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (vi) the Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023, and (vii) the Notes to the Consolidated Financial Statements. ‡

(104)	104	Cover Page Interactive Data File (formatted as iXBRL and continued in Exhibit 101)
‡    Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Santa Fe, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Burlington Northern Santa Fe, LLC
		By:	/s/ Kathryn M. Farmer
Dated:	March 2, 2026		Kathryn M. Farmer President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Santa Fe, LLC and in the capacities and on the date indicated.

Signature	Title

/s/ Kathryn M. Farmer	President and Chief Executive Officer
Kathryn M. Farmer	(Principal Executive Officer), and Director

/s/ Paul W. Bischler	Executive Vice President and Chief Financial Officer
Paul W. Bischler	(Principal Financial Officer), and Director

/s/ Candace Palmarozzi	Vice President and Controller
Candace Palmarozzi	(Principal Accounting Officer)

/s/ Edmond Harris*	Director
Edmond Harris

/s/ Matthew C. Garland	Director
Matthew C. Garland

/s/ Jill K. Mulligan	Director
Jill K. Mulligan

/s/ Thomas G. Williams	Director
Thomas G. Williams

		*By:	/s/ Dustin J. Almaguer
Dated:	March 2, 2026		Dustin J. Almaguer, Attorney-in-fact

S-1