Form 10-Q
period 2026-03-31
BURLINGTON NORTHERN SANTA FE, LLC
filed 2026-05-04
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2026
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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$5,970	$5,693
Operating expenses:
Compensation and benefits	1,374	1,387
Fuel	768	770
Depreciation and amortization	695	675
Purchased services	553	538
Equipment rents	178	182
Materials and other	356	321
Total operating expenses	3,924	3,873
Operating income	2,046	1,820
Interest expense	277	272
Other (income) expense, net	(51)	(55)
Income before income taxes	1,820	1,603
Income tax expense	443	389
Net income	$1,377	$1,214

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$1,377	$1,214
Other comprehensive income (loss):
Change in pension and retiree health and welfare benefits, net of tax	(4)	(6)
Change in accumulated other comprehensive income (loss) of equity method investees	(1)	1
Other comprehensive income (loss), net of tax	(5)	(5)
Total comprehensive income	$1,372	$1,209

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,441	$2,463
Accounts receivable, net	1,377	1,320
Materials and supplies	1,154	1,066
Other current assets	222	162
Total current assets	5,194	5,011

Property and equipment, net of accumulated depreciation of $22,779 and $22,327, respectively	72,462	72,372
Goodwill	15,351	15,351
Operating lease right-of-use assets	1,124	1,207
Other assets	3,974	3,948
Total assets	$98,105	$97,889

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$4,231	$3,856
Long-term debt and finance leases due within one year	71	571
Total current liabilities	4,302	4,427

Long-term debt and finance leases	23,489	23,491
Deferred income taxes	16,067	15,985
Operating lease liabilities	838	903
Casualty and environmental liabilities	359	364
Pension and retiree health and welfare liability	162	164
Other liabilities	882	921
Total liabilities	46,099	46,255
Commitments and contingencies (see Note 7)
Equity:
Member’s equity	51,513	51,136
Accumulated other comprehensive income (loss)	493	498
Total equity	52,006	51,634
Total liabilities and equity	$98,105	$97,889

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income	$1,377	$1,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	695	675
Deferred income taxes	84	12
Other, net	(113)	(153)
Changes in current assets and liabilities:
Accounts receivable, net	(57)	(44)
Materials and supplies	(88)	31
Other current assets	25	113
Accounts payable and other current liabilities	372	99
Net cash provided by operating activities	2,295	1,947

Investing Activities
Capital expenditures excluding equipment	(641)	(621)
Acquisition of equipment	(103)	(31)
Other, net	(69)	(66)
Net cash used in investing activities	(813)	(718)

Financing Activities
Payments on long-term debt and finance leases	(503)	(2)
Cash distributions	(1,000)	(700)
Other, net	(1)	—
Net cash used in financing activities	(1,504)	(702)
Increase (decrease) in cash and cash equivalents	(22)	527
Cash and cash equivalents:
Beginning of period	2,463	2,004
End of period	$2,441	$2,531

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$326	$311
Capital investments accrued but not yet paid	$123	$131
Income taxes paid, net of refunds	$7	$2

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2024	$50,060	$581	$50,641
Cash distributions	(700)	—	(700)
Comprehensive income (loss), net of tax	1,214	(5)	1,209
Balance as of March 31, 2025	$50,574	$576	$51,150

Balance as of December 31, 2025	$51,136	$498	$51,634
Cash distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,377	(5)	1,372
Balance as of March 31, 2026	$51,513	$493	$52,006

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with Burlington Northern Santa Fe, LLC’s Annual Report on Form 10-K for the year ended December 31, 2025, including the financial statements and notes thereto. Burlington Northern Santa Fe, LLC (Registrant) is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. The Consolidated Financial Statements include the accounts of the Registrant and its subsidiaries (collectively, BNSF or Company), all of which are separate legal entities. The Registrant’s principal operating subsidiary is BNSF Railway Company (BNSF Railway). All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of March 31, 2026, and the results of operations for the three months ended March 31, 2026 and 2025 in accordance with generally accepted accounting principles in the United States.

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

3.Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended March 31,
	2026	2025
Consumer Products	$2,042	$2,033
Agricultural and Energy Products	1,797	1,565
Industrial Products	1,227	1,199
Coal	742	734
Total freight revenues	5,808	5,531
Other revenues	162	162
Total operating revenues	$5,970	$5,693
Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, $1.1 billion and $1.0 billion, respectively, represented net receivables from contracts with customers.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of March 31, 2026 and December 31, 2025, remaining performance obligations were $439 million and $310 million, respectively.

4.Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of March 31, 2026 and December 31, 2025, $26 million and $25 million, respectively, of such allowances had been recorded.

5. Internal-Use Software

The Company capitalizes certain costs incurred in connection with the development and implementation of internal-use software. Capitalization of costs begins when management authorizes and commits to funding the project, it is probable that the project will be completed, and the software will be used to perform the function intended.

Capitalized internal-use software costs are included within other assets on the Consolidated Balance Sheet and are amortized on a straight-line basis over the estimated useful life using the group method of amortization along with composite amortization rates of software determined by the current amortization study, ranging from 9 to 15 years. The Company conducts amortization studies, generally every three years, and implements study results prospectively. Amortization expense is included within depreciation and amortization in the Consolidated Income Statement.

As of March 31, 2026, the Company’s capitalized internal-use software, net of accumulated amortization of $908 million, was $823 million. For the three-months ended March 31, 2026, the Company incurred amortization expense of $35 million.

6.Debt

Notes and Debentures

As of March 31, 2026, $2.80 billion remained authorized by the Board of Directors to be issued through the debt shelf offering process.

Fair Value of Debt Instruments

As of March 31, 2026 and December 31, 2025, the fair value of BNSF’s debt, excluding finance leases, was $21.2 billion and $22.1 billion, respectively, while the book value as of March 31, 2026 and December 31, 2025, which also excludes finance leases, was $23.5 billion and $24.0 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

7.Commitments and Contingencies

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$266	$265
Accruals / changes in estimates	26	9
Payments	(23)	(35)
Ending balance	$269	$239
Current portion of ending balance	$85	$85

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$213	$224
Accruals / changes in estimates	2	1
Payments	(5)	(3)
Ending balance	$210	$222
Current portion of ending balance	$35	$35

The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $185 million to $240 million.

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks including FELA, railroad protective and force account insurance, and property and excess general liability which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasury bills. As of March 31, 2026 and December 31, 2025, there was $603 million and $593 million, respectively, related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
8.Employment Benefit Plans

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	2026	2025
Service cost	$2	$2
Interest cost	20	21
Expected return on plan assets	(47)	(48)
Amortization of net (gain) loss	(6)	(7)
Net (benefit) cost recognized	$(31)	$(32)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

9.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the three-months ended March 31, 2026 and 2025, the Company declared and paid cash distributions of $1,000 million and $700 million, respectively, to Berkshire. In both of the three-month periods ended March 31, 2026 and 2025, the Company made no tax payments and received no tax refunds from Berkshire. As of March 31, 2026 and December 31, 2025, the Company had a tax payable to Berkshire of $393 million and a payable to Berkshire of $94 million, respectively.

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.4 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $936 million and $930 million as of March 31, 2026 and December 31, 2025, respectively. The Company incurred car hire expenditures with TTX of $103 million and $106 million for the three-months ended March 31, 2026 and 2025, respectively.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
10.Accumulated Other Comprehensive Income

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$572	$9	$581
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses [a]	(8)	—	(8)
Tax expense (benefit)	2	—	2
Balance as of March 31, 2025	$566	$10	$576

Balance as of December 31, 2025	$489	$9	$498
Other comprehensive income (loss), net before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses [a]	(6)	—	(6)
Tax expense (benefit)	2	—	2
Balance as of March 31, 2026	$485	$8	$493
a     This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare costs (see Note 8 for additional details on pension costs).

11.     Accounting Pronouncements

In September 2025, the FASB issued Accounting Standards Update No. 2025-06 (ASU 2025-06), Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard amends the existing guidance to remove all references to prescriptive and sequential software development project stages. Under this standard, issuers are required to begin capitalization of eligible software development costs when management has authorized and committed to funding the software project, and it is probable the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed; issuers are required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective prospectively for annual reporting periods beginning after December 15, 2027, and for interim periods within those periods, with early adoption permitted. The Company early adopted this standard for its reporting period beginning January 1, 2026. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements. See Note 5 to the Consolidated Financial Statements.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the three months ended March 31, 2026, and a comparative analysis of the three months ended March 31, 2025.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Consumer Products	$2,042	$2,033	1,402	1,382
Agricultural and Energy Products	1,797	1,565	385	345
Industrial Products	1,227	1,199	330	332
Coal	742	734	291	298
Total freight revenues	5,808	5,531	2,408	2,357
Other revenues	162	162
Total operating revenues	$5,970	$5,693

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2026	2025
Consumer Products	$1,456	$1,471
Agricultural and Energy Products	4,668	4,536
Industrial Products	3,718	3,611
Coal	2,550	2,463
Total freight revenues	$2,412	$2,347

Fuel Surcharges

Freight revenues include both revenue for transportation services and fuel surcharges. During the three-months ended March 31, 2026 and 2025, BNSF's fuel surcharges generated freight revenues of $452 million and $434 million, respectively. Fuel surcharge revenues increased in the first quarter of 2026 compared to 2025 due to higher fuel prices offset by the lag impact of fluctuating fuel prices where it can take generally up to 60 days for changing fuel prices to affect fuel surcharge revenues. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ significantly.

    Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

Revenues

Revenues for the three months ended March 31, 2026 were $6.0 billion, an increase of $277 million, or 5 percent, as compared with the three months ended March 31, 2025. This was primarily due to a 2 percent increase in unit volume and a 3 percent increase in average revenue per car / unit resulting from business mix, core pricing gains, and higher fuel surcharge revenue from higher fuel prices. Revenue amounts also included the following changes between periods:

▪Consumer Products volumes increased primarily due to higher west coast imports.

▪Agricultural and Energy Products volumes increased primarily due to higher demand for grains, petroleum fuels, and oilseeds and meals.

▪Industrial Products volumes decreased primarily due to lower shipments of plastics and lower demand for building products due to softness in the housing market.

▪Coal volumes decreased primarily due to plant retirements, partially offset by increased demand from higher natural gas prices.

Expenses

Operating expenses for the three months ended March 31, 2026 were $3.9 billion, an increase of $51 million, or 1 percent, as compared with the three months ended March 31, 2025. A significant portion of the increase is due to the following changes in expenses:

▪Compensation and benefits expense was flat as wage inflation was offset by employee productivity.

▪Fuel expense was flat as increased fuel efficiency offset higher volumes and higher average fuel prices.

▪Materials and other expense increased primarily due to higher casualty related spend.

▪There were no significant changes in purchased services expense, depreciation and amortization expense, or equipment rents expense.

The effective tax rate was 24.3 percent for both the three months ended March 31, 2026 and 2025.

Forward-Looking Information

To the extent that statements relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws.

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in "Part I, Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

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

•   Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations, the marketing of services or regulatory restrictions on equipment; the ultimate outcome of shipper and rate claims subject to adjudication; claims, investigations, or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board (STB) in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF operations; losses resulting from claims and litigation relating to personal injuries, asbestos, and other occupational diseases; the release of hazardous materials, environmental contamination, and damage to property; regulation, restrictions or caps, or other controls on transportation of energy-related commodities or other operating restrictions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations; and changes in tax rates and tax laws, including new legislation impacting corporate income tax provisions.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 5.    Other Information

Berkshire Hathaway Inc. holds 100% of the membership interest of Registrant. Accordingly, during the fiscal quarter ended March 31, 2026, none of the Registrant's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of Registrant's securities.

Item 6.Exhibits

Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, as further amended by the Written Consent of the Sole Member, dated January 1, 2021, and as further amended by the Written Consent of the Sole Member, dated September 30, 2023.	10-K	2/26/2024	001-11535	3.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three months ended March 31, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (vi) the Consolidated Statements of Changes in Equity for the periods ended March 31, 2026 and 2025, and (vii) the Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  May 4, 2026

S-1