Form 10-Q
period 2026-06-30
BURLINGTON NORTHERN SANTA FE, LLC
filed 2026-08-10
CIK 934612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2026
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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$6,577	$5,742	$12,547	$11,435
Operating expenses:
Compensation and benefits	1,398	1,372	2,772	2,759
Fuel	1,173	698	1,941	1,468
Depreciation and amortization	702	683	1,397	1,358
Purchased services	536	516	1,089	1,054
Equipment rents	178	171	356	353
Materials and other	320	289	676	610
Total operating expenses	4,307	3,729	8,231	7,602
Operating income	2,270	2,013	4,316	3,833
Interest expense	276	270	553	542
Other (income) expense, net	(67)	(66)	(118)	(121)
Income before income taxes	2,061	1,809	3,881	3,412
Income tax expense	503	343	946	732
Net income	$1,558	$1,466	$2,935	$2,680

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$1,558	$1,466	$2,935	$2,680
Other comprehensive income (loss):
Change in pension and retiree health and welfare benefits, net of tax	(5)	(6)	(9)	(12)
Change in accumulated other comprehensive income (loss) of equity method investees	1	—	—	1
Other comprehensive income (loss), net of tax	(4)	(6)	(9)	(11)
Total comprehensive income	$1,554	$1,460	$2,926	$2,669

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,441	$2,463
Short-term investments in U.S. Treasury Bills	590	—
Accounts receivable, net	1,487	1,320
Materials and supplies	1,176	1,066
Other current assets	252	162
Total current assets	4,946	5,011

Property and equipment, net of accumulated depreciation of $23,215 and $22,327, respectively	72,776	72,372
Goodwill	15,351	15,351
Operating lease right-of-use assets	1,108	1,207
Other assets	4,007	3,948
Total assets	$98,188	$97,889

Liabilities and Equity
Current liabilities:
Accounts payable and other current liabilities	$3,994	$3,856
Long-term debt and finance leases due within one year	574	571
Total current liabilities	4,568	4,427

Long-term debt and finance leases	22,956	23,491
Deferred income taxes	16,150	15,985
Operating lease liabilities	840	903
Casualty and environmental liabilities	349	364
Pension and retiree health and welfare liability	158	164
Other liabilities	907	921
Total liabilities	45,928	46,255
Commitments and contingencies (see Note 7)
Equity:
Member’s equity	51,771	51,136
Accumulated other comprehensive income (loss)	489	498
Total equity	52,260	51,634
Total liabilities and equity	$98,188	$97,889

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income	$2,935	$2,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,397	1,358
Deferred income taxes	168	(69)
Other, net	(145)	(179)
Changes in current assets and liabilities:
Accounts receivable, net	(167)	57
Materials and supplies	(110)	(11)
Other current assets	129	129
Accounts payable and other current liabilities	36	(386)
Net cash provided by operating activities	4,243	3,579

Investing Activities
Capital expenditures excluding equipment	(1,563)	(1,469)
Acquisition of equipment	(177)	(129)
Purchases of investments and investments in time deposits	(590)	(1)
Other, net	(99)	(60)
Net cash used in investing activities	(2,429)	(1,659)

Financing Activities
Proceeds from issuance of long-term debt	—	900
Payments on long-term debt and finance leases	(535)	(531)
Distributions	(2,300)	(2,200)
Other, net	(1)	(12)
Net cash used in financing activities	(2,836)	(1,843)
Increase (decrease) in cash and cash equivalents	(1,022)	77
Cash and cash equivalents:
Beginning of period	2,463	2,004
End of period	$1,441	$2,081

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$555	$561
Capital investments accrued but not yet paid	$174	$163
Income taxes paid, net of refunds	$877	$885

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2024	$50,060	$581	$50,641
Distributions	(700)	—	(700)
Comprehensive income (loss), net of tax	1,214	(5)	1,209
Balance as of March 31, 2025	50,574	576	51,150
Distributions	(1,500)	—	(1,500)
Comprehensive income (loss), net of tax	1,466	(6)	1,460
Balance as of June 30, 2025	$50,540	$570	$51,110

Balance as of December 31, 2025	$51,136	$498	$51,634
Distributions	(1,000)	—	(1,000)
Comprehensive income (loss), net of tax	1,377	(5)	1,372
Balance as of March 31, 2026	51,513	493	52,006
Distributions	(1,300)	—	(1,300)
Comprehensive income (loss), net of tax	1,558	(4)	1,554
Balance as of June 30, 2026	$51,771	$489	$52,260

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for the fair statement of BNSF’s consolidated financial position as of June 30, 2026, and the results of operations for the three and six months ended June 30, 2026 and 2025 in accordance with generally accepted accounting principles in the United States.

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

3. Revenue from Contracts with Customers

The Company disaggregates revenue from contracts with customers based on the characteristics of the services provided and the types of products transported (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consumer Products	$2,377	$1,972	$4,419	$4,005
Agricultural and Energy Products	1,907	1,617	3,704	3,182
Industrial Products	1,408	1,290	2,635	2,489
Coal	722	716	1,464	1,450
Total freight revenues	6,414	5,595	12,222	11,126
Other revenues	163	147	325	309
Total operating revenues	$6,577	$5,742	$12,547	$11,435

Contract assets and liabilities are immaterial. Receivables from contracts with customers is a component of accounts receivable, net on the Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, $1.2 billion and $1.0 billion, respectively, represented net receivables from contracts with customers.

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Remaining performance obligations primarily consist of in-transit freight revenues, which will be recognized in the next reporting period. As of June 30, 2026 and December 31, 2025, remaining performance obligations were $467 million and $310 million, respectively.

4. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for credit losses which is based upon expected collectability. As of June 30, 2026 and December 31, 2025, $27 million and $25 million, respectively, of such allowances had been recorded.

5. Internal-Use Software

The Company capitalizes certain costs incurred in connection with the development and implementation of internal-use software. Capitalization of costs begins when management authorizes and commits to funding the project, it is probable that the project will be completed, and the software will be used to perform the function intended.

Capitalized internal-use software costs are included within other assets on the Consolidated Balance Sheets and are amortized on a straight-line basis over the estimated useful life using the group method of amortization along with composite amortization rates of software determined by the current amortization study, ranging from 9 to 15 years. The Company conducts amortization studies, generally every three years, and implements study results prospectively. Amortization expense is included within depreciation and amortization in the Consolidated Income Statements.

As of June 30, 2026, the Company’s capitalized internal-use software, net of accumulated amortization of $944 million, was $804 million. For the three and six-months ended June 30, 2026, the Company incurred amortization expense of $36 million and $71 million, respectively.

6.Debt

Notes and Debentures

As of June 30, 2026, $2.80 billion remained authorized by the Board of Directors to be issued through the debt shelf offering process.

Fair Value of Debt Instruments

As of June 30, 2026 and December 31, 2025, the fair value of BNSF’s debt, excluding finance leases, was $21.3 billion and $22.1 billion, respectively, while the book value as of June 30, 2026 and December 31, 2025, which also excludes finance leases, was $23.5 billion and $24.0 billion, respectively. The fair value of BNSF’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF for debt of the same remaining maturities (Level 2 inputs).

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

The following table summarizes the activity in the Company’s accrued obligations for personal injury claims (in millions):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$266	$265
Accruals / changes in estimates	39	27
Payments	(42)	(49)
Ending balance	$263	$243
Current portion of ending balance	$85	$80

The amount recorded by the Company for the personal injury liability is based upon the best information currently available. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to resolve these claims may be different from the recorded amounts. The Company estimates that costs to resolve the liability may range from approximately $215 million to $340 million.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$213	$224
Accruals / changes in estimates	3	1
Payments	(10)	(8)
Ending balance	$206	$217
Current portion of ending balance	$35	$35

The amount recorded by the Company for the environmental liability is based upon the best information currently available. It has not been reduced by anticipated recoveries from third parties and includes both asserted and unasserted claims. BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors, such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites. Because of the uncertainty surrounding various factors, it is reasonably possible that future costs to settle these claims may be different from the recorded amounts. The Company estimates that costs to settle the liability may range from approximately $180 million to $235 million.

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

BNSF Insurance Company

BNSF has a consolidated, wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), that offers insurance coverage for certain risks including FELA, railroad protective and force account insurance, and property and excess general liability which are subject to reinsurance. BNSFIC has entered into annual reinsurance treaty agreements with several other companies. The treaty agreements insure workers’ compensation, general liability, auto liability, and FELA risk. In accordance with the agreements, BNSFIC cedes a portion of its FELA exposure through the treaties and assumes a proportionate share of the entire risk. Each year, BNSFIC reviews the objectives and performance of the treaties to determine its continued participation. The treaty agreements provide for certain protections against the risk of treaty participants’ non-performance. On an ongoing basis, BNSF and/or the treaty manager reviews the creditworthiness of each of the participants. The Company does not believe its exposure to treaty participants’ non-performance is material at this time. BNSFIC typically invests in time deposits, money market accounts, and treasury bills. As of June 30, 2026 and December 31, 2025, there was $604 million and $593 million, respectively, related to these third-party investments, which were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheets.

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

Components of the net (benefit) cost for the Pension Plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$2	$3	$4	$5
Interest cost	21	22	41	43
Expected return on plan assets	(49)	(48)	(96)	(96)
Amortization of net (gain) loss	(5)	(8)	(11)	(15)
Net (benefit) cost recognized	$(31)	$(31)	$(62)	$(63)

Service cost is included in compensation and benefits expense and the other components of net periodic benefit costs are included in other (income) expense, net in the Consolidated Statements of Income.

9.Related Party Transactions

The companies identified as affiliates of BNSF include Berkshire and its subsidiaries. During the six-months ended June 30, 2026 and 2025, the Company declared and paid distributions of $2,300 million and $2,200 million, respectively, to Berkshire. The Company made tax payments of $692 million and $699 million during the six-months ended June 30, 2026 and 2025, respectively, while during both periods the Company received no tax refunds from Berkshire. As of June 30, 2026 and December 31, 2025, the Company had a tax payable to Berkshire of $34 million and $94 million, respectively.

North American railroads pay TTX Company (TTX) car hire to use TTX’s freight equipment to serve their customers. BNSF owns 17.4 percent of TTX while other North American railroads own the remaining interest. As the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF applies the equity method of accounting to its investment. The investment in TTX is recorded in other assets in the Consolidated Balance Sheets, and equity income or losses are recorded in materials and other in the Consolidated Statements of Income. The Company’s investment in TTX was $944 million and $930 million as of June 30, 2026 and December 31, 2025, respectively. The Company incurred car hire expenditures with TTX of $112 million and $107 million for the three-months and $215 million and $213 million for the six-months ended June 30, 2026 and 2025, respectively.

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

The following table provides the components of accumulated other comprehensive income (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items	Equity Method Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$572	$9	$581
Other comprehensive income (loss), net before reclassifications	—	1	1
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(15)	—	(15)
Tax expense (benefit)	3	—	3
Balance as of June 30, 2025	$560	$10	$570

Balance as of December 31, 2025	$489	$9	$498
Other comprehensive income (loss), net before reclassifications	—	—	—
Amounts reclassified from AOCI:
Amortization of actuarial (gains) losses[a]	(11)	—	(11)
Tax expense (benefit)	2	—	2
Balance as of June 30, 2026	$480	$9	$489
a     This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare costs (see Note 8 for additional details on pension costs).

11.     Accounting Pronouncements

In September 2025, the FASB issued Accounting Standards Update No. 2025-06 (ASU 2025-06), Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard amends the existing guidance to remove all references to prescriptive and sequential software development project stages. Under this standard, issuers are required to begin capitalization of eligible software development costs when management has authorized and committed to funding the software project, and it is probable the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, issuers are required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective prospectively for annual reporting periods beginning after December 15, 2027, and for interim periods within those periods, with early adoption permitted. The Company early adopted this standard for its reporting period beginning January 1, 2026. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements. See Note 5 to the Consolidated Financial Statements.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the six months ended June 30, 2026, and a comparative analysis of the six months ended June 30, 2025.

Results of Operations

Revenues Summary

The following tables present BNSF’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consumer Products	$4,419	$4,005	2,864	2,720
Agricultural and Energy Products	3,704	3,182	773	693
Industrial Products	2,635	2,489	691	682
Coal	1,464	1,450	559	589
Total freight revenues	12,222	11,126	4,887	4,684
Other revenues	325	309
Total operating revenues	$12,547	$11,435

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2026	2025
Consumer Products	$1,543	$1,472
Agricultural and Energy Products	4,792	4,592
Industrial Products	3,813	3,650
Coal	2,619	2,462
Total freight revenues	$2,501	$2,375

Fuel Surcharges

Freight revenues include both revenue for transportation services and fuel surcharges. During the six-months ended June 30, 2026 and 2025, BNSF's fuel surcharges generated freight revenues of $1,307 million and $860 million, respectively. Fuel surcharge revenues increased in the second quarter of 2026 compared to 2025 due to higher fuel prices offset by the lag impact of fluctuating fuel prices where it can take generally up to 60 days for changing fuel prices to affect fuel surcharge revenues. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ significantly.

    Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

Revenues

Revenues for the six months ended June 30, 2026 were $12.5 billion, an increase of over $1.1 billion, or 9.7%, as compared with the six months ended June 30, 2025. This was primarily due to a 4 percent increase in unit volume and a 5 percent increase in average revenue per car / unit resulting from business mix and higher fuel surcharge revenue from higher fuel prices and higher yield. Revenue amounts also included the following changes between periods:

▪Consumer Products volumes increased primarily due to higher intermodal shipments resulting from higher west coast imports, market share gains, and tightening truck capacity.

▪Agricultural and Energy Products volumes increased primarily due to higher grain exports, petroleum fuels, and oilseeds and meals.

▪Industrial Products volumes increased primarily due to higher steel, aggregates, and cement shipments.

▪Coal volumes decreased primarily due to plant retirements and lower demand attributable to lower natural gas prices.

Expenses

Operating expenses for the six months ended June 30, 2026 were $8.2 billion, an increase of $629 million, or 8 percent, as compared with the six months ended June 30, 2025. A significant portion of the increase is due to the following changes in expenses:

▪Compensation and Benefits expense increased primarily due to wage inflation, offset by improved employee productivity.

▪Fuel expense increased primarily due to higher average fuel prices and higher volume, partially offset by increased fuel efficiency.

▪Materials and other expense increased primarily due to higher litigation and casualty-related expenses.

▪There were no significant changes in depreciation and amortization expense, purchased services expense, or equipment rents expense.

The effective tax rate was 24.4 percent and 21.5 percent for the six months ended June 30, 2026 and 2025, respectively. The increase in income tax expense was largely driven by changes in enacted state income tax rates in the prior year resulting in a one-time reduction in deferred taxes.

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

BURLINGTON NORTHERN SANTA FE, LLC and SUBSIDIARIES

PART II
OTHER INFORMATION

Item 5.    Other Information

Berkshire Hathaway Inc. holds 100% of the membership interest of Registrant. Accordingly, during the second fiscal quarter ended June 30, 2026, none of the Registrant's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of Registrant's securities.

Item 6.Exhibits

Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Certificate of Formation dated November 2, 2009.	8-K	2/16/2010	001-11535	3.1

3.2	Amended and Restated Limited Liability Operating Agreement of Burlington Northern Santa Fe, LLC, dated February 12, 2010, as amended by the Written Consent of the Sole Member, dated April 8, 2010, as further amended by the Written Consent of the Sole Member, dated January 1, 2021, and as further amended by the Written Consent of the Sole Member, dated September 30, 2023.	10-K	2/26/2024	001-11535	3.2

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	The following unaudited information from Burlington Northern Santa Fe, LLC’s Form 10-Q for the three and six months ended June 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Cover Page, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iv) the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (vi) the Consolidated Statements of Changes in Equity for the periods ended June 30, 2026 and 2025, and (vii) the Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
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

Date:  August 10, 2026

S-1